Form 10-K405
period 1999-12-31
ELOYALTY CORP
filed 2000-03-30
CIK 1094348

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934
                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ______ TO ______
                            COMMISSION FILE NUMBER ________

                                  eLOYALTY CORPORATION
                 (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                              7373                             36-4304577
  (State or other jurisdiction of      (Primary Standard Industrial              (I.R.S. Employer
  Incorporation or organization)        Classification Code Number)             Identification No.)

                           205 NORTH MICHIGAN AVENUE
                                   SUITE 1500
                            CHICAGO, ILLINOIS 60601
                                 (312) 228-4500

   (Address, including zip code and telephone number, including area code, of
                   Registrant's principal executive offices)
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS              ON WHICH REGISTERED

                COMMON STOCK, $.01 PER SHARE               NASDAQ

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT(1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
              FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES_  NO X

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10K [ X ]

     THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 24, 2000 WAS (BASED UPON THE PER SHARE CLOSING PRICE OF $30.8125 ON MARCH 24, 2000, AND, FOR THE PURPOSE OF THIS CALCULATION ONLY, THE ASSUMPTION THAT ALL REGISTRANT'S DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES) WAS APPROXIMATELY $1,315,000,000.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE AS OF MARCH 24, 2000 WAS 46,955,678.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN EXHIBITS LISTED IN THIS ANNUAL REPORT ON FORM 10-K ARE INCORPORATED BY REFERENCE FROM PRIOR FILINGS MADE BY THE REGISTRANT UNDER THE SECURITIES ACT OF 1933.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I
  Item 1.   Business........................................    1
  Item 2.   Properties......................................   16
  Item 3.   Legal Proceedings...............................   16
  Item 4.   Submission of Matters to a Vote of Security
     Holders................................................   16

PART II.
  Item 5.   Market for the Registrants' Common Equity and
            Related Stockholder Matters.....................   17
  Item 6.   Selected Financial Data.........................   17
  Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   19
  Item 8.   Financial Statements and Supplementary Data.....   28
  Item 9.   Charges in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............   49

PART III.
  Item 10.  Directors and Executive Officers of the
            Registrant......................................   49
  Item 11.  Executive Compensation..........................   53
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management..................................   56
  Item 13.  Certain Relationships and Related
            Transactions....................................   58

PART IV.
  Item 14.  Exhibits, Financial Statements Schedules and
            Reports on 8K...................................   62

                                           PART I

                                     ITEM 1.  BUSINESS

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that involve risks and uncertainties. You should not rely on these forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify such forward-looking statements. This Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding, among other things, the growth of the customer relationship management or CRM industry and the number of Internet users. You should not place undue reliance on those forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Form 10-K.

INTRODUCTION

     eLoyalty Corporation (together with its subsidiaries "eLoyalty," "we" or the "Company") was incorporated as a Delaware corporation in May 1999. The Company was founded in May 1994 as a call center business unit within Technology Solutions Company. To reflect the broader scope and strategic, enterprise-wide focus of the solutions developed and offered by the group, it was renamed the Enterprise Customer Management business unit in 1997. In June 1999, the Enterprise Customer Management business unit was named the eLoyalty division of Technology Solutions Company. Since 1994, this group within Technology Solutions Company has consistently dedicated time and resources to developing eLoyalty's strategic consulting and technology capabilities in an effort to lead the development of, and stay at the forefront of, the electronic customer relationship management or eCRM market.

     In February 2000 the Board of Directors of Technology Solutions approved a spin-off of a separate company comprised of substantially all of the businesses previously operated within the Customer Relationship Management (CRM) group. To effectuate the transaction, the Board of Directors of Technology Solutions Company declared a dividend payable to the holders of record of Technology Solutions Company as of February 9, 2000, based upon a ratio of one share of, the Company's common stock, par value of $.01 per share (the "Common Stock") for every one share of Technology Solutions Common Stock owned on the record date. Effective February 15, 2000 (the "Distribution Date") all of the outstanding shares of Common Stock were distributed to Technology Solutions Company stockholders.

OVERVIEW

     We are a management consulting and information technology services company providing solutions that are designed to improve customer relationships for our clients. We define these solutions as loyalty solutions.

     We believe that loyalty solutions are the next step in the CRM market. The CRM market refers to consulting services and software products designed to help companies better communicate with their customers. The CRM market focuses primarily on the person to person (for instance through field sales and field service) and telephone (for instance through call center) as the means of communication.

     With the emergence of the Internet, managing customer relationships has become more complex. The Internet is available at all times of the day and night and almost anywhere in the world. This freedom of access can create an expectation with customers that they should be able to communicate with any part of a company about any matter relating to their products or services at any time. To meet these new expectations, a company needs to link the policies and technologies of their existing CRM solution into this new electronic environment.

     We define the market opportunity created by this business need as eCRM. eCRM is an expansion of CRM to further include the Internet, e-mail and web-chat across each division of a company. Our key services to build a loyalty solution include:

     - strategic and business consulting to define a company's policy for managing customer relationships;

     - technical knowledge of the software products available from third party vendors in this area;

     - proprietary software and methodologies to tie together the different software products; and

     - ongoing support to meet the changing business requirements of our clients as well as to update their solutions as technology advances.

     The following scenarios illustrate how loyalty solutions can increase profitability and build loyalty:

                         CUSTOMER SCENARIO #1: BANKING

   A highly valued customer is late making his credit card payment. He has exceeded his credit limit and is about to have his credit line suspended. The bank's standard policy on late payments is to charge a $20 delinquency fee and to apply a high interest charge to the outstanding balance.

   A customer information database identifies the situation and notes that although he is a low value customer to the credit card division, he is of high overall value to the bank because he maintains several profitable accounts. In recognition of his value, the business rules put into place by executive management and embedded in the loyalty solution direct the customer service representative to initiate a call to the customer and notify him that he has been granted a two-week payment extension and that no fees or interest will be charged to his account. To increase the profitability of this relationship, the loyalty solution also prompts the customer service representative to up-sell the customer a new platinum credit card. The customer accepts the offer because his credit limit will be increased. The bank expects to generate higher annual fees from this upgrade as well as greater transaction revenue from the customer's increased spending.

                        CUSTOMER SCENARIO #2: TECHNOLOGY

   A highly valued customer has purchased many top-of-the-line computers from the direct sales division over the past two years. The customer has recently experienced a problem with a new printer only four months after buying it. Unfortunately, the customer did not purchase an extended warranty. The company's standard policy is to charge a fee to repair the machine after the standard, ninety-day coverage expires.

   The customer goes on-line, but cannot find the solution to the printer's problem using the self-service problem resolution application on the company's web site. The loyalty solution recognizes the customer's value and automatically presents the customer with a "call me" option. Within minutes, the customer receives a call at home from a technical engineer. The engineer quickly determines that the printer does not have sufficient memory to meet the customer's needs. Information pulled from the customer database by the loyalty solution also notifies the engineer that during the customer's previous on-line activity he has been browsing the scanner section of the company's web site. The engineer then informs the customer that he will not be charged for the service request and successfully sells the customer an upgrade package for the printer along with a new order for a scanner at a special discounted rate.

                          CUSTOMER SCENARIO #3: TRAVEL

   A top-tier business traveler is making an on-line reservation to fly with her husband and daughter on vacation. The executive travels over 100,000 miles a year with the airline, putting her in the top group of frequent fliers. She has collected sufficient points to upgrade her family on this trip, however, the airline's standard travel policy allows only one additional upgrade per reservation. This would mean that one of the three passengers has to travel alone in coach class seating. This same businesswoman is also the decision maker for her company's travel policy.

   The Internet ticketing system automatically searches the customer information database and determines that the customer is in the airline's highest value segment. Based on business rules put into place by executive management, the Internet ticketing system allows the high-value customer to upgrade up to three additional reservations. These rules, embedded in the loyalty solution, direct the system to offer the businesswoman a "companion travels free" coupon as an incentive for her to use the airline for subsequent personal travel.

INDUSTRY BACKGROUND

     Increasing competitiveness is forcing companies to become more focused on their current customers. The importance of customer relationships is a familiar business concept. New technologies are helping companies attract and maximize the value of their existing customers more effectively. In addition, the rapid growth of the Internet is fundamentally changing the way businesses communicate (interact) with their customers. Customers can use the Internet to more quickly evaluate products and prices from a wide range of companies without regard to geographical constraints. Consumers are increasingly using the Internet, e-mail and web-chat as their preferred methods of communication. International Data Corporation (IDC) expects the number of worldwide Internet users to grow from 142 million in 1998 to 502 million in 2003. In addition, IDC expects consumer e-mail users in the United States to grow from 48 million in 1998 to 112 million in 2005.

     To remain competitive in this dynamic business environment, more companies are seeking to create and enhance customer loyalty by making their interactions with customers more personal and relevant to the customer. By personalizing these contacts with their customers, companies hope to build a stronger relationship with each customer -- a relationship that will increase that customer's loyalty to the company's products or services. This greater loyalty is expected to increase revenue and profitability per customer. By knowing their customers better, companies can market complementary products, known as "cross-selling," or market higher-end products, known as "up-selling," during regular customer interactions.

     Furthermore, companies today are increasingly aware of the significant financial impact associated with losing high value customers, particularly in the early stages of the relationship. In most industries, initial customer acquisition costs far exceed a typical customer's spending in the first year. According to research presented by Frederick R. Reichheld and W. Earl Sasser, Jr. in a Harvard Business Review article, "companies can boost their profits by almost 100% by retaining just 5% more of their customers."

     The early stage of CRM was focused on the call center, where customer interaction took place through telemarketing, telesales and follow-up customer service. Although call centers were a first step in the CRM initiative, they were limited to only the telephone. In addition, call centers were often not integrated with back office transaction processing systems. As a result, significant amounts of manual processing were necessary to fulfill a customer's request.

     With advances in the Internet and information technology, CRM has become more sophisticated and complex. As a result of the Internet, customer expectations have increased, barriers to market entry have decreased and competitors are only a click away. The Internet also enables companies to obtain additional customer information and feedback at considerably reduced costs. To meet new customer expectations, ward off competitors and make use of new customer information, companies need to link their existing CRM solution into this new electronic environment. We define the market opportunity created by this business need as eCRM. eCRM is therefore an expansion of CRM to further include the Internet, e-mail and web-chat across each division of a company.

     Currently, no single software product can provide all of the capabilities needed to effectively address the eCRM market. To see why this is true, we need to examine the components of the eCRM market. The eCRM market can be separated into six significant components: Channel Management, eCommerce, Customer Segmentation, CRM Applications, Back Office and Call Center Technology.

     Companies today require these software products to be integrated into an enterprise-wide solution that incorporates all the various ways that companies communicate with their customers including the Internet, e-mail, web-chat, telephone and fax, and provides a seamless integration of these channels to support core business operations. Increasingly, companies are looking for outside providers to implement these initiatives directed at improving customer loyalty. The Gartner Group, an information technology research firm, predicts that the market for CRM services will grow from $2.9 billion in 1998 to $20.8 billion in 2003. The following diagram illustrates those six components grouped by their functionality, as well as examples of third party vendors who provide software in each category.

                   Significant Components of the eCRM Market
[CHANNEL MANAGEMENT]          [CUSTOMER SEGMENTATION]         [CRM APPLICATIONS]
[eCOMMERCE]                     [CRITICAL VOID]                    [BACK OFFICE]
                            [CALL CENTER TECHNOLOGY]
                              [eLOYALTY APPROACH]

     While a well-defined technical system design is needed to successfully integrate these software products, the value of an eCRM solution is derived from combining this technical system design with an effective business strategy. The business strategy defines the policies for managing customer relationships and involves grouping customers into value segments and analyzing potential customer interactions. Business rules need to be created to define the specific actions that should be taken each time a customer interaction occurs. The results of these actions then need to be analyzed to ensure that the customers' loyalty has increased due to the interaction.

     A loyalty solution is an eCRM business and technology solution that is designed to help companies build lasting relationships with their customers, maximize the efficiency of customer interactions and capitalize on selling opportunities based on customer information gathered during these interactions.

THE eLOYALTY DIFFERENCE

     We believe we are a leading provider of loyalty solutions for the following reasons:

     - ACTION-ORIENTED APPROACH TO CREATING LOYALTY

      We help our clients by identifying appropriate customer loyalty goals, improving customer retention, increasing up-selling and cross-selling opportunities, reducing sales costs and increasing customer referrals. We identify these goals by analyzing and segmenting a client's customer base using key indicators including value, preference and potential sales opportunities. We work with the senior executives of our clients to help organize the company's approach to its customers based on the results of our analysis. Our approach is designed to translate the customer loyalty goals of our clients into operational business rules. The business rules prescribe a set of specific actions to be used by our client to help increase customer loyalty. In essence, we work with our clients to help them create practical steps to optimize everyday customer interactions.

     - ABILITY TO DESIGN AND INTEGRATE MULTI-CHANNEL ENTERPRISE-WIDE SOLUTIONS

      We provide our clients with the necessary skills to develop enterprise-wide loyalty solutions. We understand the technology, software applications and components across the Internet, e-mail, web-chat, telephone and fax. We are able to design solutions that integrate various point applications, our proprietary software and the back office transaction processing systems of our clients.

      Our familiarity with emerging technology and software applications used in the eCRM market coupled with our understanding of key business processes allow us to implement successful loyalty solutions.

     - PROPRIETARY TECHNOLOGY THAT ENHANCES OUR SOLUTIONS

      We have developed software that is designed to complement existing technology and point applications. The availability of this software reduces the time needed to deploy our solutions. In addition, our software increases the functionality of third-party applications that are used in our solutions. Our proprietary software, the Loyalty Suite(TM), enables us to design a comprehensive solution that takes advantage of emerging technology.

      We develop software in our Loyalty Lab, which is a showcase for our business and technology capabilities. The Loyalty Lab is also used as a demonstration center for current and prospective clients and as a training center for employees. In addition, we use the Loyalty Lab to create prototypes and test solutions before they are implemented at a client's site.

     - ONGOING SUPPORT FOR OUR SOLUTIONS

      Loyalty solutions are complex multi-channel implementations that include many different software applications in an integrated design. To maintain optimal operating performance, a wide breadth of knowledge is required to understand each individual component and also how the pieces of the solution fit together. Each time one of these application vendors releases a new version of their software, our clients need to understand and verify the compatibility with the other components of their solution. These upgrades normally take place at least twice a year for each application and our clients are often unable to attract or retain resources with the broad range of skills in each of the existing and emerging technologies. Our Loyalty Support group provides around-the-clock support of the entire loyalty solution to ensure that all of our clients' customer-facing systems are operational. We also offer a broad range of maintenance, upgrade and performance monitoring services to establish a benchmark for our client's operations and to identify opportunities for continual improvement. In 1999, we received the Solution Integrator of the Year Award for New Business for our support offering.

     - EXPERIENCED PROJECT TEAMS

      Our differentiated delivery model uses a team of between ten and fifteen principals and senior consultants, providing a solid core of experience. This group is led by two to three Vice Presidents and complemented by a similar number of supporting consultants. We believe this model provides us with an advantage over some of our competitors, who prefer a pyramid model of pairing one partner with many less experienced professionals.

      Many of our consultants have held senior management positions including Chief Executive Officer, Chief Financial Officer and Chief Information Officer. Our 100 Vice Presidents average 20 years of relevant industry experience and are distinguished in their ability to manage and deploy complex and multi-channel solutions. The average years of experience for our other professionals is 12 years. This level of experience has helped us to realize an average billing rate of $219 per hour for the three months ended December 31, 1999.

     - ABILITY TO SERVE CLIENTS ON AN INTERNATIONAL BASIS

      We are an international company with a large presence in North America and we also have offices in London, Cologne, Paris, Sydney and Toronto. We have an established presence in Europe and are now expanding in Asia Pacific. For the year ended December 31, 1999, 22.3% of our revenues were derived from our international operations.

      Through our Loyalty Lab and knowledge base of shared projects, methodologies and best practices, we have demonstrated to our multi-national clients our ability to provide loyalty solutions tailored to their local needs and requirements.

STRATEGY

     Our objective is to be the leading international provider of loyalty solutions. We intend to substantially increase our revenues and profitability and to create an international brand name. Our strategy to achieve these goals includes the following:

     - FOCUS ON THE BUSINESS BENEFITS WE DELIVER TO OUR CLIENTS

      We focus on highly strategic projects that are designed to improve the profitability of our clients. We identify customer loyalty goals and design business rules that prescribe a specific set of actions used by the client to increase customer loyalty. We perform detailed financial analysis to calculate the expected return on investment from implementing our loyalty solutions. Based upon our experience to date, we believe that the expected business benefits derived from using our loyalty solutions will measurably improve our clients' profitability.

      We may from time to time offer clients a value-based pricing model for our solutions based upon these expected business benefits. We believe that this pricing model (which we call Guaranteed Business Benefits) will be of significant interest to our clients and differentiate us from our competitors.

      Under this model, we may reduce our billing rates or limit our fees in exchange for a share of the expected economic benefits to our clients from implementing our solutions. By sharing in the cost savings, profitability and increased revenues that result from our solutions, we anticipate that we will experience greater client satisfaction, higher revenues and increased profitability.

     - EXTEND OUR TECHNOLOGY INNOVATION AND THOUGHT LEADERSHIP

      We will continue to invest the necessary resources to develop leading-edge loyalty solutions. The investment is directed in two main areas: emerging eCRM technology and business thought leadership that we define as leading-edge research on customer behavior.

      To be at the forefront of emerging technology, specifically the Internet, we will continue to maintain and develop relationships with leading software vendors. We have strategically invested in a talented group of technology experts that focus exclusively on creating innovative loyalty solutions. Our Loyalty Lab is the focal point for these activities in addition to providing a demonstration center for our competencies.

      We plan to advance our business thought leadership and education on the concepts of customer loyalty. We intend to explore areas including brand impact, customer perception and satisfaction, the interdependency of multiple interactions to ensure that our loyalty solutions reflect and extend the most forward-thinking business ideas. We believe that our technology and business capabilities will significantly enhance our competitive position by enabling us to deliver more complete solutions.

     - CONTINUE TO ENHANCE OUR LOYALTY SOLUTIONS

      We currently have two separate initiatives to enhance our loyalty solutions: extend our current Loyalty Support services and introduce our Loyalty Foundation (or hosting) offering. We have been providing our clients with our Loyalty Support service to ensure that our implementations result in continued business value to our clients. We provide around-the-clock maintenance, support and upgrade services. We intend to additionally provide business performance monitoring to identify opportunities for continual improvement of their loyalty solutions.

      We intend to offer additional flexibility to our clients with our Loyalty Foundation offering. This offering will provide remote subscription to our loyalty solutions for those clients who desire to reduce risk, time and initial investment in their effort to use a sophisticated design to realize the on-going value of our loyalty solutions.

     - BUILD STRATEGIC VENDOR RELATIONSHIPS

      We will continue our investment in two kinds of strategic vendor relationships. First, we plan to collaborate with the leading-edge technology and application vendors to gain access to new products at an early stage of release. This early access allows us to rapidly develop the necessary implementation and integration skills required in our loyalty solutions. Second, we intend to establish vendor relationships as part of our overall sales efforts including joint lead development and sales calls. The purpose of these relationships is to give us alternate channels for developing new business. We have been collaborating with Cisco Systems, Siebel Systems, and Nortel-Clarify and are in the process of establishing more formal arrangements with them.

     - CONTINUE TO BUILD BRAND AWARENESS

      A successful brand results in a greater ability to attract new clients and employees as well as to improve competitive positioning. We will continue to invest in marketing programs to build brand awareness through regular publications, award sponsorship, communications with analysts, trade shows, industry events and marketing material. In 1999, eLoyalty received Solutions Integrator magazine's SI Impact Award for Solution Integrator of the Year. In addition, our Loyalty Support services received the SI Impact Award for New Business. We are the founder and a sponsor of the prestigious Computerworld Smithsonian 21st Century Pioneer Awards Program and the sponsor of Britain's Most Admired Company award.

     - CONTINUE TO INVEST IN INFRASTRUCTURE

      We plan to continue our strategic investments in operational and management information systems. We have developed a sophisticated web-based management information system, GetLoyal.com, that provides us with a real-time global view of our staffing, pipeline, scheduling, forecasting, accounting and client information. We will continue to refine and upgrade our management systems so that we can optimize our resource allocation and achieve our target operational measures.

     - CONTINUE TO ATTRACT AND RETAIN EMPLOYEES

      Our key assets are our employees. We will continue to invest in the necessary resources to attract and retain highly qualified and motivated personnel. We have concentrated on fostering an energetic working environment that facilitates and rewards initiative and achievement. In keeping with this goal, we are developing our Employee Loyalty program, an enterprise-wide human resources management program. The Employee Loyalty program is designed to create a culture that engenders communication, recognize significant employee achievements and provide training on new technology. In addition, we intend to make available to all of our employees stock options and other performance-based incentives.

      In our five years of operation, the success of our human resources management is reflected in the average tenure of our employees. As of December 31, 1999 the average tenure of our senior management was 49.8 months, Vice Presidents 40.0 months and other professionals about 23.7 months.

     - EXPAND OUR INTERNATIONAL PRESENCE

      We expect our plans for international expansion will allow us to capitalize on high-growth geographic regions and further diversify our revenue base. We also believe this will enable us to develop closer relationships with our multi-national clients who are increasingly seeking service providers with experience in addressing their needs and requirements on an international basis. We are committed to ensuring the consistency and quality of our loyalty solutions worldwide through our Loyalty Lab and knowledge base of shared projects, methodologies and best practices.

THE eLOYALTY SOLUTION

     We believe that our ability to deliver successful loyalty solutions to our clients results from our approach, our competencies and the software that we develop in-house. Our approach is a methodology that we adopt to define, identify and articulate the various elements that create a successful loyalty solution. Our competencies allow us to address the business needs of our client. These competencies include strategic consulting skills, business value analysis, business process redesign, technical system design and integration of various technologies and software applications and post-implementation support. Our software enables us to complement the functional gaps of existing technology and eCRM applications and helps reduce time to implementation, reduce deployment risks and increase the functionality of our loyalty solutions.

  Approach

     eLoyalty has developed a four-step methodology to translate high-level strategy into an implementation design:

     - DEFINE: Identify the specific situation of a customer at any point in time;

     - RECOGNIZE: Create rules that prescribe the actions to be taken by the client when these specific circumstances have been identified;

     - EXECUTE: Enable the client to execute these actions across any of the various ways that companies communicate with their customers each time a contact with the customer occurs; and

     - MEASURE: Report and diagnose the effectiveness of these actions on customer loyalty.

By executing this approach, organizations can influence behavior resulting in greater customer loyalty.

  Competencies

     Successful loyalty solutions generally require a combined knowledge of business strategy and technology application. To provide our clients with a complete solution, we have developed capabilities in many key business consulting disciplines, technology integration and system design. Our competencies include repeatable methodologies and proprietary tools that should increase the success and effectiveness of our projects. The following list highlights our core competencies:

     - ASSESSMENT -- Working with our clients, we evaluate their efficiency and effectiveness in handling customer interactions. We use our Loyalty Observer(TM), a proprietary software tool, to help with this process. The Loyalty Observer enables our professionals to capture and analyze the performance measures of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues. We use these results to influence the Business Process Design.

     - STRATEGIC CONSULTING -- Through our strategic consulting competency, which we call Loyalty Strategy, we assist our clients in identifying their most valuable customers through detailed segmentation of their customer base. We use this segmentation to target high-value customers to receive special offers or service levels designed to increase their loyalty to our client. Enhanced loyalty results in increased purchases, reduced cost of sales and additional customer referrals.

     - BUSINESS CASE -- Based on the results of our strategic consulting and operational assessment, we perform a detailed financial analysis to calculate the expected return on investment for the implementation of our loyalty solutions. Our Business Case also establishes goals, alternatives and priorities and assigns client accountability throughout resulting projects.

     - BUSINESS PROCESS DESIGN -- Following our Business Case analysis, we select the appropriate loyalty solution for our client. The implementation of our loyalty solutions can lead to significant organizational, structural, operational and staffing changes. Our Loyalty Process Design is the method we employ to determine the changes in business processes and organizational structure required to implement our loyalty solutions. Our clients implement these changes because of the tangible business benefits identified by our Business Case analysis.

     - TECHNICAL DESIGN AND SYSTEMS INTEGRATION -- This competency allows us to implement the technical aspects of our loyalty solutions. We design a loyalty solution to integrate a variety of software applications from third-party vendors and our own Loyalty Suite. The applications we integrate include channel management, customer segmentation, CRM applications, eCommerce, back office and call center technology.

     - SUPPORT AND HOSTING -- Through our Loyalty Support capabilities, we provide ongoing maintenance, technical upgrades, benchmarking and we monitor our solutions to ensure high quality service and efficiency. We intend to offer hosting services of our loyalty solutions on behalf of our clients. Loyalty Foundation will provide our clients with remote access to our loyalty solutions. By using this solution, our clients will experience less risk, time and initial investment in their effort to enhance customer loyalty.

  Software

     The Loyalty Suite is a set of software applications that we license to our clients. Our software ties together the critical components of the loyalty solution. The Loyalty Suite provides sophisticated real-time information, allowing the client to handle each customer interaction in a consistent manner throughout the enterprise. As of December 31, 1999, we had implemented components of our Loyalty Suite to over 30 of our clients as part of our solution. The Loyalty Suite currently consists of the following:

     - LOYALTY COCKPIT(TM) -- The Loyalty Cockpit is a desktop portal providing real-time customer information collected throughout the enterprise. The application is designed for employees that interact with customers. The user benefits from an enterprise view of the customer. A sophisticated scripting feature assists the user to navigate quickly to the multiple point solutions required to effectively manage the interaction. This is accomplished by automating the sequence and the access to various CRM applications and back office systems.

     - LOYALTY REPOSITORY(TM) -- The customer information contained in the Loyalty Repository enhances and extends existing data stored in CRM applications, legacy systems and marketing databases. The information is used to determine customer loyalty indicators such as customer value, preference and potential sales opportunities. Unlike traditional application databases, the Loyalty Repository is specifically designed for optimum use in real-time for quickly accessing multiple pieces of customer information. The data model is highly flexible allowing companies to define specific parameters for their loyalty indicators in real-time. For example, the levels at which customer value is segmented are assigned using the Loyalty Rules Configurator, and can be changed dynamically to reflect a company's loyalty goals.

     - LOYALTY RULES CONFIGURATOR(TM) -- The Loyalty Rules Configurator is the user interface for the Loyalty Decision Engine. It is designed for the business user, allowing non-technical managers to define key characteristics of their customers, employees, events and actions. Business managers can then decide which resources and actions to select for specific customer profiles and in specific situations. These decisions are stored as "rules" by the application and reflect the multi-dimensional aspects of the customer relationship strategy.

     - LOYALTY DECISION ENGINE(TM) -- The Loyalty Decision Engine is the brain of the Loyalty Suite. It is a powerful, efficient, server-based application that applies loyalty business rules across multiple channels and enterprise applications.

     - LOYALTY OUTCOME MANAGER(TM) -- The Loyalty Outcome Manager is a web-based application that enables companies to streamline their data collection and measurement processes. It enables companies to test and report on their performance through measurement and analysis of key customer, event and resource information that is collected over time. The Loyalty Outcome Manager reduces the time and cost to provide companies with a customer loyalty scorecard.

     - LOYALTY CHANNEL INFLUENCER(TM) -- The Loyalty Channel Influencer pulls information from customer interactions across the Internet, e-mail, web-chat, fax and interactive voice response systems. This information is then stored in the Loyalty Repository for use with future customer interactions.

     - LOYALTY WAREHOUSE(TM) -- The Loyalty Warehouse is a database that stores information about customers, human resources, events, actions and customer interactions. It is a chronological history of information that reflects patterns and trends of customer loyalty data over time. The Loyalty Warehouse is a flexible model that is able to continually respond to the dynamic nature of a company's customer relationship and loyalty information. This data model is specifically designed for optimum processing of large data requests such as batch reporting.

CLIENTS

     During 1999, eLoyalty's five and twenty largest clients accounted for 22.2% and 54.8% respectively, of our revenues. No single client accounted for more than 10% of our total revenues in any quarter during that period. For the year ended December 31, 1999, 45 clients each accounted for over $1 million of revenues. Revenues for professional services and support services represent approximately 99% of our total revenues. We typically experience seasonal fluctuations in our revenues and earnings on a global basis in the fourth quarter because of the reduced number of billing days due to holidays. In addition, we have experienced a slight decrease in revenues from our European operations in the third quarter because of extended vacation periods. Although those decreases in revenues have not been significant in the past, they may increase as we expand internationally.

     The following is a representative list of companies for which we provided solutions for the year ended December 31, 1999:

     - ADAC Laboratories, Inc.
     - A&E Signature Services,
         a Division of Montgomery Wards
     - Agilent Technologies, Inc.
     - Allina Health System
     - Allstate Insurance Company
     - Axel Springer Verlag AG
     - Bank of America Corporation
     - British Broadcasting Corporation (BBC)
     - Club Mediterranee (Club Med)
     - Deutsche Telekom AG
     - Federal Kemper Life Assurance Company
     - General Motors Corporation
     - Intuit Inc.
     - Lucent Technologies, Inc.
     - News Limited
     - Penn Treaty American Corporation
     - Sprint Communications Company, L.P.
     - Union Bank of California, N.A.
     - USA Group, Inc.
     - U S WEST Communications, Inc.
     - Virgin Atlantic Airways Limited
     - Xerox Canada Ltd.

CASE STUDIES

     The following are examples of actual client services we have provided. In each case the client has given us permission to describe the solution that we provided for them. These case studies therefore illustrate some of the solutions that we have created for our clients.

                        PENN TREATY AMERICAN CORPORATION

  CHALLENGE

     To help our client improve its competitive position and to make their sales agents more effective in building long-term relationships with their customers by providing alternative channels to improve the sales and accuracy of processing sales orders and increase their on-line marketing capabilities.

  SOLUTION

     - Developed an on-line system for our client's national independent agency network for access to real-time information on insurance quotes and status of pending customer policies and applications.

     - Created a solution that simplified and streamlined the sales process. This new solution enabled agents to complete their customer policy applications in real-time, thereby creating a competitive advantage.

     - Defined and implemented an overall technical design to support these new systems and their customer relationship strategy.

     - Currently creating individual web sites for all the agents that will allow them to have a direct relationship with their customers and engage in eCommerce. We intend to link these web sites to the on-line system, enabling agents to obtain real-time insurance quotes and status on pending customer policies and applications directly from their individual web sites. This will significantly improve the marketing capability of these agents.

                     FEDERAL KEMPER LIFE ASSURANCE COMPANY

  CHALLENGE

     Help our client achieve the following objectives: (1) streamline the management of their customer interactions; (2) develop a consistent mechanism for handling their customers; and (3) support the roll-out of new channels for their customer interactions.

  SOLUTION

     - Developed a methodology and set of business rules that supported target marketing and proactive selling to their customers based upon the knowledge of each customer and distribution channel. A pilot campaign increased outbound sales call productivity between 30% and 50%.

     - Deployed the overall solution including software developed in our Loyalty Lab that enabled a multi-channel management of customer interactions.

     - Automated numerous manual functions and integrated the solution with back office processing systems resulting in a more efficient sales and fulfillment process.

     - Provided support services to maintain and support the customized technology environment.

     - By implementing a consistent technical design throughout our client's enterprise, we were able to help our client share valuable information about their customers across multiple divisions. This improved our client's ability to up-sell and cross-sell their products and services to their customers.

     - Our solution is credited with helping our client to realize multi-million dollar cost savings and increased sales as well as a significant reduction in employee attrition partially due to the introduction of easy-to-use customer service desktops powered by the Loyalty Cockpit.

                            AXEL SPRINGER VERLAG AG

  CHALLENGE

     Help our client achieve the following objectives: (1) reduce operational costs; (2) increase sales; and (3) strengthen their competitive position.

  SOLUTION

     - Developed an effective strategy to facilitate and improve our client's customer relationships by deploying multimedia customer interaction centers that handled e-mail, fax, telephone calls and written correspondence. By defining the overall strategy and technical design that integrated a number of customer contact channels, our client could more cost-effectively influence their customer's experience and focus on additional selling opportunities.

     - Created a set of best practices for each of the various ways that companies communicate with their customers to ensure high quality service and consistent management of their customers.

     - Integrated the solution with the third-party order processing software from SAP AG and legacy systems resulting in a seamless and consistent technical design throughout our client's company. This provided the ability for our client to handle multiple customer requests across different divisions.

     - Developed a web-based transaction processing application that captured real-time information about customer inquiries. Our client used this information to increase up-selling and cross-selling opportunities for its products across all customer channels.

     - Implemented our software to allow our client to collect detailed information about their customer's needs and preferences. This information was used to tailor their products and services to increase sales and to increase up-selling and cross-selling opportunities.

     - Centralized customer contacts relating to more than 20 different product lines into two multimedia centers offering around-the-clock access for their customers.

SALES AND MARKETING

     Our sales and marketing efforts are performed by our senior level professionals, the majority of whom are also responsible for managing the implementation of our solutions. We have recently created two new sales and marketing groups, the business development team and the solutions marketing group. Our business development team consists of experienced industry professionals who focus on new client opportunities. Our solutions marketing group establishes relationships with select vendors and leverages their distribution networks to accelerate the acquisition of new clients. Our goal is to maintain long-term relationships with our clients in order to generate recurring revenues.

     BUSINESS DEVELOPMENT TEAM -- Our business development team targets Global 2000 companies. This team is a set of senior professionals with an average industry experience of 12 years. These professionals develop executive level relationships with our clients. As of December 31, 1999, eLoyalty had 20 business developers, each dedicated to a specific region.

     SOLUTIONS MARKETING -- We are in the process of establishing more formal arrangements with companies such as Lucent Technologies and DST Systems. We expect that these relationships will provide us with alternative channels for identifying prospective clients. We intend to develop more of these relationships to increase our market share.

     In addition, our solutions marketing group seeks to communicate a consistent message to our professionals on the availability, use, pricing and integration of our solutions and leverage the benefits of our Loyalty Lab. This communication results in the reduction of technical risk, time and cost associated with the delivery of our solutions.

     AGGRESSIVE BRAND DEVELOPMENT -- Following the launch of the eLoyalty brand, we continue to expand our strategic initiatives to create greater awareness of our solutions. We have conducted aggressive marketing and branding programs that include the development and launch of our new web site, frequent press releases and new marketing material. Our Journal of Customer Loyalty, a quarterly publication featuring articles by industry professionals, has a distribution list of over 19,000 and is supplemented by a monthly e-mail campaign entitled "All Roads Lead to Loyalty." We also have direct mail campaigns, joint marketing, industry and investment analyst relations and trade show participation and sponsorship.

     We are also a sponsor of two awards that recognize individuals and companies on their quality of operations. We established the Computerworld Smithsonian 21st Century Pioneer Awards Program to honor prestigious companies and individuals that leverage technology to benefit society. Management Today's "Britain's Most Admired Companies" researches companies from several sectors to find the one that has the best reputation among its competitors based on categories such as quality of marketing, use of corporate assets, quality of products/services and many others. These award programs give eLoyalty the opportunity to promote its name recognition globally and continue its positioning as an industry thought leader.

RESEARCH AND DEVELOPMENT

     The market we operate in is constantly evolving due to changing business needs and the increasing number of software products that are available. We believe that it is necessary to invest in research and development to remain competitive. In 1998, we formally established our Loyalty Lab as a center for our research and development group. The lab is an important part of our strategy and we have made significant investments to build our research and development over the last four years and we plan to continue these investments. As of December 31, 1999, 40 employees were working in our Loyalty Lab.

     Our software, called the Loyalty Suite, provides our clients with functionality that is not currently available from third party software vendors as part of their standard product offering without additional development. Our software helps to tie the components of the loyalty solution together and capture important customer loyalty information. The Loyalty Suite has been designed using the experience we have gained from developing loyalty solutions for our clients over the past five years.

     The objectives of our Loyalty Lab are as follows:

     - to enhance the Loyalty Architecture through research and evaluation of emerging technologies;

     - to work closely with technology partners to decrease the time and difficulty of integration;

     - to develop and enhance the Loyalty Suite;

     - to be a center for demonstrating loyalty solutions to our current and prospective clients; and

     - to train our employees on our solutions.

     eLoyalty's research and development expenditures for fiscal 1997 and 1998 were approximately $1.7 million and $2.4 million, respectively. We spent $5.1 million and $3.6 million on research and development for years ended December 31, 1999 and December 31, 1998 respectively.

     TECHNOLOGY EXPERIENCE -- We have collaborated with vendors to allow us to more effectively integrate their software into our solutions. This experience enhances our ability to provide a more complete solution. The relationships that we have with these vendors are non-exclusive. The following list is an example of some of these vendors:

     - BroadVision, Inc.
     - Cisco Systems, Inc.
     - Clarify, Inc.
     - DST Systems, Inc.
     - eFusion, Inc.
     - E.piphany Incorporated
     - Genesys Corporation
     - Kana Communications, Inc.
     - Lucent Technologies, Inc.
     - Nuance Communications, Inc.
     - Oracle Corporation
     - RightPoint Software, Inc.

     - SAP AG
     - Servicesoft Technologies, Inc.
     - Silknet Corporation
     - Speechworks International, Inc.
     - Siebel Systems, Inc.
     - TriVida Corporation
     - Vantive Corporation
     - Vignette Corporation
     - Webline Communications Corporation

COMPETITION

     Although the CRM market has been in existence for some time, the eCRM market in which we compete is relatively new and very competitive. We expect competition to intensify even further as this market evolves. Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a better position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do. These risks are especially pronounced in our industry where we will face major challenges from other companies including:

     - systems integrators such as Andersen Consulting, Deloitte & Touche LLP, Ernst & Young LLP, KPMG LLP, PricewaterhouseCoopers LLP, Arthur Andersen LLP, IBM Global Services, Cambridge Technology Partners, Sapient Corporation, and Diamond Technology Partners;

     - Internet and eCommerce services companies such as Scient Corporation, Viant Corporation, Proxicom, Inc., AppNet Inc., Tanning Technology Corporation and Razorfish, Inc.;

     - large information technology services companies such as Computer Sciences Corporation and Perot Systems Corporation;

     - management consulting firms such as Bain & Company, Booz, Allen & Hamilton, Boston Consulting Group, Inc. and McKinsey & Company; and

     - internal information technology departments of current and potential clients.

     New market entrants pose a threat to our business. Existing or future competitors may develop or offer solutions that are comparable or superior to ours at a lower price. In addition, several competitors have announced their intention to offer a broader range of services than they currently provide. Many of our competitors focus on the implementation of CRM applications.

     We believe that we are differentiated from our competition by our ability to provide a complete loyalty solution. We believe that this involves a combination of several different and specialized skills including:

     - strategic business consulting to define a company's policies for managing customers in each division and group within the organization;

     - technical knowledge in each of the different products that a company needs to communicate with their customers using the Internet, telephone, e-mail and fax;

     - integration techniques to enable each of these software products to be tied together; and

     - ongoing support or hosting of their loyalty solution to meet changing business requirements and emerging technology.

INTELLECTUAL PROPERTY RIGHTS

     A majority of our clients require that we grant to them all proprietary and intellectual property rights with respect to the work product resulting from our performance of solutions, including the intellectual property rights to any custom software developed by us for them. Each grant of proprietary and intellectual property rights limits our ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, we have obtained, and in the future may attempt to obtain, an ownership interest or a license from our clients to permit us to market custom software to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of eLoyalty.

     We also develop core software and methodologies, such as the Loyalty Suite, that are owned by us and licensed to our clients. We regard these software and methodologies as proprietary and intend to protect our rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title.

     In addition, to protect our proprietary information, we rely upon a combination of trade secret and common law, employee nondisclosure policies and third-party confidentiality agreements.

EMPLOYEES

     As of December 31, 1999, eLoyalty employed 715 persons of which 556 were billable employees. Of the 715 employees, 589 were located in North America, 107 in Europe and 19 in Australia. Our business is mainly of professional services and is inherently people intensive. We believe we have a satisfactory relationship with our employees. Our average annualized turnover of billable employees was 17.1%. None of our employees is represented by a union. Most of our European employees have employment agreements generally requiring three months' notice of termination by us. In addition, the laws and regulations of the foreign countries in which we operate may increase the cost of terminating employees in those countries. We maintain various programs and strategies to retain and recruit employees.

                              ITEM 2.  PROPERTIES

     Our principal executive office is located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois and consists of approximately 15,000 square feet of leased office space. We expect that in April 2000 we will move our headquarters to Two Conway Park, 150 Field Drive, Lake Forest, Illinois 60045. Our offices there will consist of approximately 20,816 square feet. We also lease office space throughout the United States and abroad, in some cases pursuant to subleases with Technology Solutions Company. Our domestic offices are located in Austin, Texas, San Francisco, California and Waltham, Massachusetts. In March 2000 we signed a new lease in Austin, Texas for approximately 41,000 square feet. Our international offices are located in London, Cologne, Paris, Sydney and Toronto. Pursuant to the reorganization agreement between us and Technology Solutions Company, we will also have the ability to use, subject to some restrictions, Technology Solutions Company offices in Atlanta, Georgia, Dallas, Texas, Los Angeles, California, Minneapolis, Minnesota and New York City through June 30, 2000 for no charge. Technology Solutions Company also has comparable rights to use our domestic branch offices for the same period and subject to the same terms, conditions and restrictions.

                           ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various pending or threatened claims arising out of the normal course of business. Management believes that losses, if any, arising from such claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

                                    PART II

               ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     In connection with establishing eLoyalty as a separate legal entity, 100,000,000 shares of common stock, $.01 par value, were authorized, of which a total of 41,400,000 shares of common stock were issued to TSC. The Company also has authorized 10,000,000 shares of preferred stock, $.01 par value, of which none have been issued.

     The Company's common stock began trading on February 16, 2000 on the NASDAQ exchange under the symbol ELOY. On March 24, 2000 the common stock was held by 733 stockholders of record. On March 24, 2000 the reported last sales price for a share of common stock was $30.8125.

     Since the spin off, the Company has not declared any cash dividends or distributions on its common stock. The Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying dividends. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and other factors. The Company's dividend policy will be reviewed quarterly by the Company's Board of Directors.

                        ITEM 6.  SELECTED FINANCIAL DATA

     The following tables summarize selected financial data of eLoyalty. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical financial statements and notes thereto which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1999, for the seven month period ended December 31, 1998 and for each of the three years ended May 31, 1998, 1997, 1996 and the balance sheet data as of December 31, 1999 and 1998 and May 31, 1998 and 1997 below are derived from the audited combined financial statements. The statement of operations data for the year ended December 31, 1998, for the seven month period ended December 31, 1997, and for the year ended May 31, 1995, and the balance sheet data as of May 31, 1996 and 1995 are derived from unaudited combined financial statements. In the opinion of management, the unaudited combined financial statements discussed above, reflect all adjustments, consisting of normal adjustments, necessary to present fairly eLoyalty's results of operations for the year ended December 31, 1998, the seven month period ended December 31, 1997 and for the year ended May 31, 1995, and its financial position as of December 31, 1996 and 1995.

     The historical financial information may not be indicative of eLoyalty future performance and does not necessarily reflect what the financial position and results of operations of eLoyalty would have been had eLoyalty operated as a separate, stand-alone entity during the periods presented.

                                    eLOYALTY

                          STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE
                                       FOR THE YEARS         SEVEN MONTH PERIODS
                                           ENDED                FROM JUNE 1 TO
                                        DECEMBER 31,             DECEMBER 31,                FOR THE YEARS ENDED MAY 31,
                                   ----------------------   ----------------------   --------------------------------------------
                                     1999        1998         1998        1997         1998       1997       1996        1995
                                   --------   -----------   --------   -----------   --------   --------   --------   -----------
                                              (UNAUDITED)              (UNAUDITED)                                    (UNAUDITED)
REVENUES.........................  $146,003    $105,235     $ 64,415    $ 43,668     $ 84,488   $ 43,181   $ 26,516     $ 6,132
 Project personnel...............   (72,412)    (50,687)     (31,302)    (22,329)     (41,329)   (18,078)   (11,674)     (3,137)
                                   --------    --------     --------    --------     --------   --------   --------     -------
GROSS PROFIT.....................    73,591      54,548       33,113      21,339       43,159     25,103     14,842       2,995
                                   --------    --------     --------    --------     --------   --------   --------     -------
OTHER COSTS AND EXPENSES:
 Sales and marketing.............     9,703       4,894        3,456         994        2,429      1,663      1,032         312
 Research and development........     5,093       3,635        2,889       1,393        2,383      1,689         46          --
 General and administrative......    31,916      26,326       16,438      10,641       20,216     11,539      5,559       1,335
 Technology Solutions Company
   corporate services
   allocation....................    13,378      12,769        7,698       5,544       10,671      5,028      3,298       1,527
 Goodwill amortization...........     4,996       3,794        2,450       1,856        3,201        376         --          --
 Equity in net loss of
   unconsolidated investee.......       463         412          412          --           --         --         --          --
                                   --------    --------     --------    --------     --------   --------   --------     -------
                                     65,549      51,830       33,343      20,428       38,900     20,295      9,935       3,174
                                   --------    --------     --------    --------     --------   --------   --------     -------
OPERATING INCOME (LOSS)..........     8,042       2,718         (230)        911        4,259      4,808      4,907        (179)
                                   --------    --------     --------    --------     --------   --------   --------     -------
OTHER INCOME (EXPENSE):
 Net investment income...........       127          95          116          39           68         15         --          --
 Interest expense................       (72)        (74)         (31)        (53)         (92)        --         --          --
                                   --------    --------     --------    --------     --------   --------   --------     -------
                                         55          21           85         (14)         (24)        15         --          --
                                   --------    --------     --------    --------     --------   --------   --------     -------
INCOME (LOSS) BEFORE INCOME
 TAXES...........................     8,097       2,739         (145)        897        4,235      4,823      4,907        (179)
INCOME TAX PROVISION (BENEFIT)...     4,039       1,672          398         562        2,022      1,897      1,857         (51)
                                   --------    --------     --------    --------     --------   --------   --------     -------
NET INCOME (LOSS)................  $  4,058    $  1,067     $   (543)   $    335     $  2,213   $  2,926   $  3,050     $  (128)
                                   ========    ========     ========    ========     ========   ========   ========     =======
Basic net income (loss) per
 common share(1).................  $   0.10    $   0.03     $  (0.01)   $   0.01     $   0.05   $   0.07   $   0.07     $ (0.00)
Diluted net income (loss) per
 common share(1).................  $   0.09    $   0.02     $  (0.01)   $   0.01     $   0.05   $   0.06   $   0.07     $ (0.00)
Shares used to calculate basic
 net income (loss) per share (in
 millions)(1)....................      41.4        41.4         41.4        41.4         41.4       41.4       41.4        41.4
Shares used to calculate diluted
 net income (loss) per share (in
 millions)(1)....................      44.2        43.1         41.4        45.8         46.8       46.6       45.5        41.4

---------------

(1) In December 1999, eLoyalty issued 41.4 million shares to Technology Solutions Company. Basic earnings per share have been computed by dividing the net income/(loss) for each period presented by the 41.4 million shares. Diluted net earnings per share was computed by dividing the net income/(loss) for each period presented by the 41.4 million shares plus the estimated effect of dilutive stock options using the "treasury stock" method. See Note 8 to the Notes to the Combined Financial Statements for a discussion of stock options.

                                    eLOYALTY

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                     AS OF DECEMBER 31,                       AS OF MAY 31,
                                 --------------------------   ---------------------------------------------
                                    1999           1998        1998      1997        1996          1995
                                 -----------   ------------   -------   -------   -----------   -----------
                                                                                  (UNAUDITED)   (UNAUDITED)
Cash...........................    $13,462       $ 4,411      $ 4,726   $ 4,130     $   321       $   --
Working capital................    $54,927       $26,231      $23,840   $13,506     $ 6,249       $3,130
Total assets...................    $96,603       $63,904      $54,118   $24,188     $14,008       $4,351
Stockholder's equity...........    $73,615       $47,888      $40,893   $17,147     $ 9,312       $3,169

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with eLoyalty's Financial Statements and Notes and the other financial information appearing in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. eLoyalty's actual results could differ materially from those anticipated by such forward-looking information for many reasons, including competitive factors, risks associated with eLoyalty's expansion plans, and transitional service agreements with Technology Solutions Company. Effective beginning December 31, 1998, we changed our fiscal year end from May 31 to December 31. The seven month transition period of June 1, 1998 through December 31, 1998 precedes the start of the new fiscal year. References in this section to a fiscal year correspond to the fiscal year ended May 31.

OVERVIEW

     Our revenues consist of fees generated for professional services and support services, as well as license revenues generated from sales of in-house developed software, all of which we collectively sell as solutions to our customers. To date, revenues from software have not exceeded 3.0% of our total revenues in any quarter and were 1.4% and 1.0% of our total revenues for the years ended December 31, 1999 and 1998, respectively. We expect this split of revenues between professional services and software to remain relatively constant in the foreseeable future.

     Revenues from our support services were less than 1.5% of our total revenues for the years ended December 31, 1999 and 1998. Our revenues from support services may increase in the future. In addition, we intend to offer hosting services for our loyalty solutions, which would generate a recurring revenue stream. For selected clients, and after the completion of a detailed financial analysis, we may from time to time price engagements on a value-based model under which we reduce our billing rates or limit our fees in exchange for a share of the expected economic benefit to our clients of implementing our solutions. Our failure to accurately estimate variables in pricing engagements on these terms could reduce the profitability of, or result in a loss on, those projects and could damage our client relationships and our reputation.

     To date, we have provided professional services to our clients principally on a time and materials basis. We have, on limited occasions, contracted phases of our projects on a fixed fee basis. We expect that we will continue to provide most of our professional services on a time and materials basis. Under time and materials contracts, we recognize revenue as services are provided. We are generally reimbursed for reasonable expenses under our contracts.

     Our revenues from international operations represent revenues from engagements with our clients outside of the United States. Currently, we have international operations in Europe and Australia. We intend to expand our Australian operations and establish a presence in Asia Pacific. Revenues from international operations have made an increasing contribution to our total revenues and we anticipate that in the future our revenues from international operations will account for a greater percentage of our total revenues. International operations are subject to a number of additional risks and our international sales growth will be limited if we are unable to manage those risks. International operations represented 22.3% and 22.0% of revenues for the years ended December 31, 1999 and 1998, respectively.

     We typically experience seasonal fluctuations in our revenues and earnings on a global basis in the fourth quarter because of the reduced number of billing days due to holidays. In addition, we have experienced a slight decrease in revenues from our European operations in the third quarter because of extended vacation periods. Although those decreases in revenues have not been significant in the past, they may increase as we expand internationally.

     Revenues from our operations in the United Kingdom, Germany, Switzerland, France, Australia and Canada are denominated in local currencies such as Pound Sterling, Deutsche Marks, French Francs, Swiss Francs, Euros, Australian dollars and Canadian dollars. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes.

     We have a diversified client base and revenues from our top five and top 20 clients represented 22.2% and 54.8%, respectively, of revenues for the year ended December 31, 1999. No single client accounted for more than 10% of our total revenue in any quarter during those periods. We do not expect that our revenues from our top clients as a percentage of our total revenues will increase.

     Project personnel costs represent our most significant expense. These costs consist primarily of salaries, incentive compensation and employee benefits for company personnel available for client assignments as well as fees paid to subcontractors for work performed on our projects. Our revenues from using subcontractors were 3.8% and 2.7% of total revenues for the years ended December 31, 1999 and 1998, respectively. We anticipate that we will continue to use subcontractors from time to time, although we expect that the extent to which we use subcontractors will remain constant or decrease as a percentage of revenues.

     Gross profits represent our revenues less project personnel costs ("Gross Profit"). We anticipate that to the extent we have additional software and hosting services revenues, the margin on our Gross Profits will increase. Gross Profit margins are negatively impacted by several factors, including the use of subcontractors and non-billable time incurred by project personnel.

     Sales and marketing expenses consist primarily of salaries, incentive compensation and employee benefits for dedicated sales and marketing personnel in our marketing, business development and solutions marketing groups (prior to May 1999 this also included an allocation from Technology Solutions Company for their corporate sales and marketing). Sales and marketing expenses do not include sales and marketing expenses associated with other employees who are not part of the sales and marketing group. In addition, sales and marketing expenses include promotional and brand development costs, business development staff, recruiting costs, travel expenses and depreciation expenses. We expect that our sales and marketing expenses will increase as a percentage of revenues in the future as we invest in brand development.

     Research and development expenses consist primarily of salaries, incentive compensation and employee benefits for dedicated personnel, staff recruiting costs, administrative costs, travel expenses and depreciation expenses. Expenses of establishing our Loyalty Lab in fiscal year 1998 are included in research and development expenses beginning in the second quarter of 1998. Our Loyalty Lab is the center for our research and development activities. It is an important part of our strategy which we believe improves the effectiveness of our loyalty solutions. The objectives of our Loyalty Lab are to enhance our loyalty solutions, to allow us to work closely with emerging technology and to be a demonstration center for our clients' senior executives. Our research and development expenses as a percentage of revenues have remained constant at 3.5% for the years ended December 31, 1999, and 1998. We anticipate that research and development expenses will continue at approximately the same percentage of revenues for the foreseeable future.

     General and administrative support expenses consist of salaries, incentive compensation and benefits for our managerial and administrative staff (including senior and regional management) as well as provisions for doubtful receivables. The provisions for doubtful receivables have historically been approximately 1% of total revenues with the exception of the 1998 transition period. Because we established a provision for doubtful receivables related to revenues generated during the seven months ended December 31, 1998 otherwise referred to as the transition period (largely from clients of The Bentley Group, an acquisition), the total provisions for doubtful receivables rose to approximately 4% of total revenues. Other overhead expenses consist of employee costs for training, some travel expenses, laptop computer leases and other non-billable expenses not directly related to projects, sales or research and development.

     Technology Solutions Company corporate services allocation expenses relate to all shared services provided to us by Technology Solutions Company, including legal, information systems, finance and accounting, insurance, human resources, benefits administration, stockholder services and corporate managerial services. Technology Solutions Company corporate services allocation expenses also include the Chicago headquarters for all periods and all other directly allocated offices prior to April 30, 1999. In addition, labor costs associated with recruiting were also included in this expense item prior to April 30, 1999. From

January 1 through June 30, 2000, these services will be allocated as part of the Shared Services Agreement described in item 13 "Certain Relationships and Related Transactions" under "eLoyalty's Relationship with Technology Solutions Company After the Spin-Off -- Shared Services Agreement." Although we have never operated as a stand-alone company and have limited historical basis for our cost estimates, we anticipate our combined general and administrative and corporate services allocation expenses will decrease as a percentage of total revenues; however, we expect short term increases as we build our infrastructure to manage these functions as a separate company. We expect that by the third quarter of 2000 we will be able to provide for ourselves the services currently provided by Technology Solutions Company. After that time we expect that the costs for these services will be reflected in general and administrative expenses.

     Since May 1, 1999, our recruiting and some office expenses have been transferred from Technology Solutions Company corporate services allocation expenses to general and administrative expenses as the management of those functions was transferred to us from Technology Solutions Company. The expenses for facilities are attributable to facilities specifically allocated to us.

     Goodwill amortization expenses relate to our acquisitions of The Bentley Group in June 1997, Geising International in February 1997 and Aspen Consultancy Ltd. in May 1996. The goodwill amortization for The Bentley Group acquisition is approximately $1.0 million per quarter and is being amortized over a five year period (through 2002). The goodwill amortization associated with The Bentley Group acquisition currently represents approximately 80% of our total goodwill amortization costs.

     Historically, our effective tax rate has fluctuated significantly and for some periods our effective tax rate was unusually high. The high effective tax rates were due primarily to pre-tax losses being generated in low tax-rate jurisdictions and pre-tax earnings being generated in high tax-rate jurisdictions. Our effective tax rate of 49.9% and 61.0% for the years ended December 31, 1999 and 1998, respectively, was adversely impacted by nondeductible goodwill and expenses as well as foreign tax rate differences. As we implement tax planning strategies for our business as a stand-alone entity, we expect our effective tax rates to be less than these historical levels.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     This section discusses the year ended December 31, 1999 compared with the same period in 1998. The year ended December 31, 1999 was significant as we launched the eLoyalty brand and continued to focus on improving our operational management systems. We also increased our investment in research and development to increase our focus on the use of emerging technology.

  REVENUES

     Our revenues increased $40.8 million, or 38.7%, to $146.0 million in 1999 from $105.2 million in 1998. Revenues from professional services increased $38.0 million, or 36.5%, to $142.2 million in 1999 from $104.2 million in 1998. Revenues generated using subcontractors was 3.8% of revenues in 1999 compared to 1.6% of revenues in 1998. Revenues from software were $2.0 million in 1999, or 1.4% of revenues, compared to $1.0 million, or 1.0% of revenues, in 1998. Revenues from support increased to $1.8 million in 1999 from $0.0 million in 1998 as the Company launched our support services this year.

     The increase in our revenues of $40.8 million reflected increases in both the size and number of client projects as well as higher average billing rates. During 1999 our billable employees increased to 556 as of December 31, 1999, or 38.3%, from 402 for 1998. Revenues from Europe and Australia increased to approximately 17.1% of our total revenues during 1999, compared to 16.5% of total revenues in 1998.

  PROJECT PERSONNEL COSTS

     Our project personnel costs increased $21.7 million, or 42.9%, to $72.4 million in 1999 from $50.7 million in 1998. The increase in project personnel costs in 1999 was primarily due to an increase in the use of subcontractors that were required to meet demand. As a result our Gross Profit margin decreased slightly to

50.4% in 1999 from 51.8% in the comparable period in 1998. We expect that our use of subcontractors will decline as we operate as a separate business.

  SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased $4.8 million, or 98.3%, to $9.7 million in 1999 from $4.9 million in 1998. The increase in sales and marketing expenses was primarily the result of our decision to invest in brand building with respect to the launch of our new identity as eLoyalty and to formalize our business development group. We increased our sales and marketing staff with the launch of our solutions marketing group at the beginning of calendar year 1999. As a result of the foregoing, sales and marketing expenses increased as a percentage of total revenues to 6.6% in 1999 from 4.7% in 1998.

  RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses increased $1.5 million, or 40.1%, to $5.1 million in 1999 from $3.6 million in 1998. Research and development expenses remained constant as a percentage of revenues at 3.5% in both 1999 and 1998. In 1999 we substantially increased our investment in our Loyalty Lab by hiring additional developers and purchasing additional software and hardware.

  GENERAL AND ADMINISTRATIVE SUPPORT EXPENSES

     Our general and administrative support expenses increased $5.6 million, or 21.2%, to $31.9 million in 1999 from $26.3 million in 1998. General and administrative expenses decreased as a percentage of total revenues to 21.9% in 1999 from 25.0% in 1998. This decrease resulted from greater leverage of our regional management, particularly in Europe, who are responsible for general and administrative functions. This more than offset an increase in general and administrative support expenses resulting from the reallocation of recruiting and some office expenses from Technology Solutions Company corporate services allocation expenses as the management of those functions was transferred to us from Technology Solutions Company. In addition, we were able to eliminate the duplication of expenses associated with The Bentley Group.

  TECHNOLOGY SOLUTIONS COMPANY CORPORATE SERVICES ALLOCATION EXPENSES

     Technology Solutions Company corporate services allocation expenses increased $0.6 million, or 4.8%, to $13.4 million in 1999 from $12.8 million in 1998. Technology Solutions Company corporate services allocation expenses decreased as a percentage of total revenues to 9.2% in 1999 from 12.1% in 1998. This decrease was a result of the reallocation of recruiting and some office expenses into general and administrative support expenses as described above.

  GOODWILL AMORTIZATION

     Our goodwill amortization expenses increased $1.2 million or 31.7% to $5.0 million in 1999 from $3.8 million in 1998. The increase was due to contingent purchase price payments made in 1998 related to the acquisition of The Bentley Group.

  PROVISION FOR INCOME TAXES

     Income tax expense represents combined federal, state and foreign taxes. Our income tax provision increased to $4.0 million on pre-tax profits of $8.1 million in 1999, compared to $1.7 million on pre-tax profits of $2.7 million in 1998. Our effective tax rate was 49.9% for the 1999 and 61.0% for 1998. This decrease in the effective tax rate was primarily the result of a lower proportion of pre-tax earnings being generated in foreign high tax rate jurisdictions.

SEVEN MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998 COMPARED WITH THE SEVEN MONTH PERIOD ENDED DECEMBER 31, 1997

     This section discusses the seven-month transition period ended December 31, 1998, resulting from our change from a May 31 fiscal year end to a December 31 fiscal year end beginning December 31, 1998. The 1998 transition period was significant for the Company due to a number of events including the integration of The Bentley Group, which was previously acquired by Technology Solutions Company, the integration of the telecom business unit of Technology Solutions Company and investments in Europe and Australia. During this period we established a direct sales force and began a dedicated sales effort in Europe and Australia. We also undertook a significant restructuring to support our focus on large multi-channel engagements.

  REVENUES

     Our revenues increased $20.7 million, or 47.4%, to $64.4 million in the seven month transition period ended December 31, 1998, from $43.7 million in the seven month transition period ended December 31, 1997. Revenues generated from using subcontractors was 2.2% of revenues in the transition period ended December 31, 1998 compared with 1.7% of revenues in the comparable period in the prior year. Revenues from sales of software were $1.0 million in the transition period ended December 31, 1998 representing 1.6% of revenues in that period. We had revenues of $0.2 million from sales of software in the transition period ended December 31, 1997.

     The increase in our revenues of $20.7 million reflected increases in both the size and number of client projects as well as higher average billing rates. The increase in revenues from our international operations also significantly contributed to this increase in revenue. In addition, The Bentley Group acquisition contributed approximately $7.8 million of revenues in the transition period ended December 31, 1997.

  PROJECT PERSONNEL COSTS

     Our project personnel costs increased $9.0 million, or 40.4%, to $31.3 million in the transition period ended December 31, 1998 from $22.3 million in the prior year period. The increase in project personnel costs was primarily due to an increase in billable employees, as well as higher salaries. Our Gross Profit margin increased to 51.4% for the transition period ended December 31, 1998 from 48.9% for the comparable period in 1997, principally due to higher utilization of project personnel.

  SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased $2.5 million, or 250.0%, to $3.5 million in the transition period ended December 31, 1998 from $1.0 million in the comparable period in the prior year. The increase in sales and marketing expenses was primarily the result of establishing our business development group in North America and beginning our sales activities in Europe and Australia. By the end of 1998 we had hired more than 10 people as dedicated business developers in North America. Sales and marketing expenses increased as a percentage of total revenues to 5.4% in the transition period ended December 31, 1998 from 2.3% in the comparable period in the prior year because of the significant growth in our new business regions.

  RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses increased $1.5 million, or 107.1%, to $2.9 million in the transition period ended December 31, 1998 from $1.4 million in the comparable period in the prior year. Research and development expenses increased as a percentage of total revenues to 4.5% in the transition period ended December 31, 1998 from 3.2% in the comparable period in the prior year. This increase resulted from the significant expansion of the scope and operations of our Loyalty Lab. We increased our development staff from nine employees to 28 employees and established quality assurance, documentation and full time research and demonstration groups to broaden our capabilities and leverage this investment throughout our business. In addition, the increase includes increased capitalized software costs that resulted in increased amortization expense in this period.

  GENERAL AND ADMINISTRATIVE SUPPORT EXPENSES

     Our general and administrative support expenses increased $5.8 million, or 54.7%, to $16.4 million in the transition period ended December 31, 1998 from $10.6 million for the comparable period in the prior year. General and administrative expenses increased as a percentage of total revenues to 25.0% in the transition period ended December 31, 1998 from 24.3% in the comparable period in the prior year. We launched our operations group to manage utilization, hourly billing rate, revenue per billable employee, employee turnover and day-to-day project pipeline development. During this period, we also increased the support level for our operations in Europe and Australia. Prior to the end of 1998, The Bentley Group included their own operational and management infrastructure that duplicated our capabilities. By the end of the 1998 transition period we significantly eliminated the duplication and related expenses. In addition, we established a $2.7 million provision for uncollectible accounts receivable related to revenues generated during the transition period, largely from clients of The Bentley Group.

  TECHNOLOGY SOLUTIONS COMPANY CORPORATE SERVICES ALLOCATION EXPENSES

     Technology Solutions Company corporate services allocation expenses increased $2.2 million, or 40.0% to $7.7 million in the transition period ended December 31, 1998 from $5.5 million in the comparable period in the prior year. Technology Solutions Company corporate services allocation expenses decreased as a percentage of total revenue to 12.0% in the transition period ended December 31, 1998 from 12.7% in the comparable period in the prior year. This decrease was due to the transition of some management expenses related to The Bentley Group to general and administrative expenses.

  GOODWILL AMORTIZATION

     Our goodwill amortization expenses increased $0.6 million or 31.6%, to $2.5 million in the transition period ended December 31, 1998 from $1.9 million in the comparable period in the prior year. This increase was because of the contingent purchase price payments related to the acquisitions of The Bentley Group and Aspen Consultancy Ltd.

  PROVISION FOR INCOME TAXES

     Our income tax provision decreased to $0.4 million on a pre-tax loss of $0.1 million at the end of the transition period ended December 31, 1998 compared to $0.6 million on pre-tax profits of $0.9 million at the end of the comparable period in the prior year. This unusual income tax provision for the transition period ended December 31, 1998 resulted from the impact of nondeductible goodwill and expenses as well as foreign tax rate differences. During the seven months ended December 31, 1998, operations in some foreign jurisdictions incurred taxable losses while other foreign jurisdictions had taxable income. Since deferred tax assets are based on the individual tax jurisdictions in which eLoyalty operates, net operating losses were generated during the period.

FISCAL 1998 COMPARED WITH FISCAL 1997

  REVENUES

     Our revenues increased $41.3 million, or 95.6%, to $84.5 million in the fiscal year ended May 31, 1998 from $43.2 million in the fiscal year ended May 31, 1997. The increase in our revenues reflected increases in both the size and number of client projects. The Bentley Group acquisition contributed $16.4 million of revenues in fiscal year 1998. Our internal compound annual growth rate less the revenue associated with The Bentley Group acquisition was 57.6% for fiscal year 1998 compared with 62.8% compound annual growth rate for the previous year.

  PROJECT PERSONNEL COSTS

     Our project personnel costs increased $23.2 million, or 128.2%, to $41.3 million in fiscal 1998 from $18.1 million in fiscal 1997. The increase in project personnel costs in fiscal 1998 was primarily due to an increase in billable employees, as well as higher salaries. Our Gross Profit margin decreased to 51.1% in fiscal 1998 from 58.1% in fiscal 1997. This decrease in Gross Profit margin resulted from a substantial increase in our available billable employees who we were not able to immediately deploy. The increase in available billable resources was necessary to respond to the growing demand in our North American business.

  SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased $0.7 million, or 41.2%, to approximately $2.4 million in fiscal 1998 from $1.7 million in fiscal 1997. The increase in sales and marketing expenses was primarily the result of our decision to expand our sales and marketing effort in North America. Sales and marketing expenses decreased as a percentage of total revenues to 2.9% in fiscal 1998 from 3.9% in fiscal 1997. This decrease reflected the maturity of our North American business and our ability to leverage our existing sales and marketing functions in fiscal 1998.

  RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses increased $0.7 million, or 41.2%, to approximately $2.4 million in fiscal 1998 from $1.7 million in fiscal 1997. Research and development expenses decreased as a percentage of total revenues to 2.8% in fiscal 1998 from 3.9% in fiscal 1997. This decrease resulted from our significant revenue growth in fiscal 1998 and the redeployment of our development staff as billable employees to meet the demands of our expanding North American business.

  GENERAL AND ADMINISTRATIVE SUPPORT EXPENSES

     Our general and administrative support expenses increased $8.7 million, or 75.7%, to $20.2 million in fiscal 1998 from $11.5 million in fiscal 1997. General and administrative support expenses decreased as a percentage of total revenues to 24.0% in fiscal 1998 from 26.6% in fiscal 1997. This decrease also reflects the generation of additional revenue in North America without a proportional increase in general and administrative support expenses.

  TECHNOLOGY SOLUTIONS COMPANY CORPORATE SERVICES ALLOCATION EXPENSES

     Technology Solutions Company corporate services allocation expenses increased $5.7 million, or 114.0%, to $10.7 million in fiscal 1998 from $5.0 million in fiscal 1997. Technology Solutions Company corporate services allocation expenses increased slightly as a percentage of total revenues at 12.6% in fiscal 1998 and 11.6% in fiscal 1997. This increase was as a result of Technology Solutions Company's international expansion.

  GOODWILL AMORTIZATION

     Our goodwill amortization expenses increased $2.8 million to $3.2 million in fiscal 1998 from $0.4 million in fiscal 1997. The increase in goodwill amortization as a percentage of revenues to 3.8% in fiscal 1998 from 0.9% in fiscal 1997 was primarily a result of The Bentley Group acquisition in June 1997. The Company adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund working capital needs and capital expenditures in order to support revenue growth. Historically, these capital requirements have been satisfied by funds provided by Technology Solutions Company. Technology Solutions Company has performed cash management services for us, whereby our cash flow was directed to Technology Solutions Company and Technology Solutions Company provided cash to us to fund our operating expenses and capital expenditures. Following the spin-off, we no longer participate in Technology Solutions Company's cash management system and Technology Solutions Company no longer provide funds to us to finance our operations, provide guarantees (except as described below) of our financial or other obligations.

     In the year ended December 31, 1999, net cash used in operating activities totaled $11.0 million. Cash was provided by $4.1 million of net income, $6.4 million from depreciation and amortization and $4.5 million related to an increase in accrued compensation. This was offset by an $21.5 million increase in receivables. The increase in receivables was mainly due to growth in revenues. Receivables related to amounts billed to clients increased from $23.7 million to $39.6 million, or 66.6% from December 31, 1998 to December 31, 1999. Unbilled Revenues increased from $4.3 million to $6.6 million or 51.7% from December 31, 1998 to December 31, 1999. The increase in Unbilled Revenues resulted from an increase in contracts that were invoiced based on the completion of phases of a project as opposed to our standard monthly billing. This trend may continue in the future. For the twelve months ended December 31, 1998, net cash used in operating activities was $3.8 million, driven by $1.1 million of net income and $4.9 million of depreciation and amortization and offset by a $11.1 million increase in receivables.

     Capital expenditures for the year ended December 31, 1999 were $2.2 million for computer, furniture, equipment and leasehold improvements. Capital expenditures for 2000 are budgeted at $15-$20 million. The amount may vary as leases are being pursued as a possible alternative to purchasing assets. Of this amount approximately $12-$15 million is related to infrastructure for facilities and information technology and $3-$5 million is expected to be invested in the Loyalty Lab, Hosting and Support.

     In connection with the spin-off the Company received an additional $20 million of cash from Technology Solutions Company as part of the reorganization agreement. Also, the Company received $8.4 million of proceeds from sales of 2.5 million shares of common stock to certain venture capital investors. See also
Note 13 to the Combined Financial Statements (Item 8).

     Also, in connection with the spin-off, we have entered into a $10 million revolving credit facility with Bank of America to provide the cash needed for short term operating obligations. Pursuant to the Reorganization Agreement and certain other agreements relating to the spin-off, Technology Solutions Company has agreed to guarantee obligations under the facility through December 31, 2000. The borrowings under the revolving credit facility bear interest at a rate of LIBOR plus .75%. The credit revolving facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt to equity ratios.

     We believe that current cash and cash equivalents, the revolving credit facility and cash flow from operations should be sufficient to satisfy our cash requirements for the foreseeable future. Also, we intend on obtaining additional equity financing in 2000 through a public offering. In addition, we may obtain additional capital through a private placement of equity with strategic or other investors or through additional debt financing. We believe that in the future we will be able to access the capital markets on terms and in amounts that will be satisfactory to us, although there can be no assurance in that regard.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide our solutions to clients in a number of countries including the United States, Canada, United Kingdom, Germany, France, Switzerland and Australia. For the years ended December 31, 1999 and 1998, 22.3% and 22.0%, respectively, of our revenues were denominated in foreign currencies such as Pound Sterling, Deutsche Marks, French Francs, Swiss Francs, Euros, Australian dollars and Canadian dollars. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. As a result of our exposure to foreign currencies, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Revenues of our foreign subsidiaries are currently realized or received in U.S. dollars or in various foreign currencies. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to those clients. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes.

RECENT ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for eLoyalty). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that the adoption of SFAS No. 133 will not have a significant effect on our results of operations or financial position.

YEAR 2000 ISSUE

     The Company did not experience any significant Year 2000 disruptions and none of the Company's suppliers or vendors have experienced Year 2000 disruptions that have had a significant impact on the Company.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS
Report of Independent Accountants...........................     29
Combined Balance Sheets as of December 31, 1999 and 1998....     30
Combined Statements of Operations for the years ended
  December 31, 1999 and 1998 (unaudited), the seven month
  period from June 1, 1998 to December 31, 1998, and for
  each of the two years in the period ended May 31, 1998....     31
Combined Statements of Cash Flows for the years ended
  December 31, 1999 and 1998 (unaudited), the seven month
  period from June 1, 1998 to December 31, 1998, and for
  each of the two years in the period ended May 31, 1998....     32
Combined Statements of Changes in Stockholder's Equity and
  Comprehensive Income (Loss) for the year ended December
  31, 1999, the seven month period ended December 31, 1998,
  and for each of the two years in the period ended May 31,
  1998......................................................     33
Notes to Combined Financial Statements......................     34

FINANCIAL STATEMENT SCHEDULE

                                                                 48
Schedule II -- Valuation and Qualifying Accounts............

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of eLoyalty Corporation:

     In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of eLoyalty Corporation (the "Company") as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, for the seven month period from June 1, 1998 to December 31, 1998 and for each of the two years in the period ended May 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 15, 2000
Chicago, Illinois
                              eLOYALTY CORPORATION

                            COMBINED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
CURRENT ASSETS:
Cash and cash equivalents...................................  $13,462   $ 4,411
Marketable securities.......................................    7,175     4,486
Receivables, net............................................   44,056    25,443
Deferred income taxes.......................................    9,057     4,711
Prepaid expenses............................................    3,093     2,175
Other current assets........................................    1,072     1,021
                                                              -------   -------
          Total current assets..............................   77,915    42,247
COMPUTERS, FURNITURE AND EQUIPMENT, NET.....................    2,284     1,581
GOODWILL, NET...............................................   12,129    17,201
DEFERRED INCOME TAXES.......................................    2,387     1,054
LONG-TERM RECEIVABLES AND OTHER.............................    1,888     1,821
                                                              -------   -------
          Total assets......................................  $96,603   $63,904
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable............................................  $   640   $   994
Accrued compensation and related costs......................   11,687     7,304
Deferred compensation.......................................    7,175     4,486
Other current liabilities...................................    3,486     3,232
                                                              -------   -------
          Total current liabilities.........................   22,988    16,016
                                                              -------   -------
COMMITMENTS AND CONTINGENCIES...............................       --        --
STOCKHOLDER'S EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
  authorized; none issued and outstanding...................       --        --
Common stock, $.01 par value; 100,000,000 shares authorized;
  41,400,000 shares issued and outstanding as of December
  31, 1999..................................................      414        --
Additional paid-in capital..................................      963        --
Net advances from Technology Solutions Company..............   74,048    48,475
Accumulated other comprehensive loss........................     (847)     (587)
Unearned compensation.......................................     (963)       --
                                                              -------   -------
          Total stockholder's equity........................   73,615    47,888
                                                              -------   -------
          Total liabilities and stockholder's equity........  $96,603   $63,904
                                                              =======   =======

            The accompanying Notes to Combined Financial Statements
              are an integral part of this financial information.

                              eLOYALTY CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         FOR THE
                                                                                       SEVEN MONTH
                                                               FOR THE YEARS ENDED     PERIOD FROM    FOR THE YEARS ENDED
                                                                   DECEMBER 31,         JUNE 1 TO           MAY 31,
                                                              ----------------------   DECEMBER 31,   -------------------
                                                                1999        1998           1998         1998       1997
                                                              --------   -----------   ------------   --------   --------
                                                                         (UNAUDITED)
REVENUES....................................................  $146,003    $105,235       $ 64,415     $ 84,488   $ 43,181
  Project personnel.........................................   (72,412)    (50,687)       (31,302)     (41,329)   (18,078)
                                                              --------    --------       --------     --------   --------
GROSS PROFIT................................................    73,591      54,548         33,113       43,159     25,103
                                                              --------    --------       --------     --------   --------
OTHER COSTS AND EXPENSES:
  Sales and marketing.......................................     9,703       4,894          3,456        2,429      1,663
  Research and development..................................     5,093       3,635          2,889        2,383      1,689
  General and administrative................................    31,916      26,326         16,438       20,216     11,539
  Technology Solutions Company corporate services
    allocation..............................................    13,378      12,769          7,698       10,671      5,028
  Goodwill amortization.....................................     4,996       3,794          2,450        3,201        376
  Equity in net loss of unconsolidated investee.............       463         412            412           --         --
                                                              --------    --------       --------     --------   --------
                                                                65,549      51,830         33,343       38,900     20,295
                                                              --------    --------       --------     --------   --------
OPERATING INCOME (LOSS).....................................     8,042       2,718           (230)       4,259      4,808
                                                              --------    --------       --------     --------   --------
OTHER INCOME (EXPENSE):
  Net investment income.....................................       127          95            116           68         15
  Interest expense..........................................       (72)        (74)           (31)         (92)        --
                                                              --------    --------       --------     --------   --------
                                                                    55          21             85          (24)        15
                                                              --------    --------       --------     --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................     8,097       2,739           (145)       4,235      4,823
INCOME TAX PROVISION........................................     4,039       1,672            398        2,022      1,897
                                                              --------    --------       --------     --------   --------
NET INCOME (LOSS)...........................................  $  4,058    $  1,067       $   (543)    $  2,213   $  2,926
                                                              ========    ========       ========     ========   ========
Basic net income (loss) per common share....................  $   0.10    $   0.03       $  (0.01)    $   0.05   $   0.07
Diluted net income (loss) per common share..................  $   0.09    $   0.02       $  (0.01)    $   0.05   $   0.06
Shares used to calculate basic net income (loss) per share
  (in millions).............................................      41.4        41.4           41.4         41.4       41.4
Shares used to calculate diluted net income (loss) per share
  (in millions).............................................      44.2        43.1           41.4         46.8       46.6

            The accompanying Notes to Combined Financial Statements
              are an integral part of this financial information.

                              eLOYALTY CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE
                                                                            SEVEN MONTH
                                                    FOR THE YEARS ENDED     PERIOD FROM    FOR THE YEARS ENDED
                                                        DECEMBER 31,         JUNE 1 TO           MAY 31,
                                                   ----------------------   DECEMBER 31,   --------------------
                                                     1999        1998           1998         1998        1997
                                                   --------   -----------   ------------   ---------   --------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $  4,058    $  1,067       $  (543)     $  2,213    $ 2,926
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating
    activities:
    Depreciation and amortization................     6,355       4,947         3,509         3,874        617
    Provisions for doubtful receivables..........     2,059       2,684         2,652           531        453
    Equity losses of unconsolidated investee.....       463         412           412            --         --
    Deferred income taxes........................    (5,763)     (4,212)       (3,432)       (2,118)      (315)
    Changes in assets and liabilities:
      Receivables................................   (21,496)    (10,811)       (4,197)      (10,217)    (3,453)
      Purchases of trading securities related to
         deferred compensation program...........    (2,689)     (1,651)         (830)       (2,096)      (799)
      Other current assets.......................    (1,038)       (995)          278        (1,079)    (1,177)
      Accounts payable...........................      (313)        520           647        (1,184)       229
      Accrued compensation and related costs.....     4,517       1,838           776         2,674       (217)
      Deferred compensation funds from
         employees...............................     2,689       1,651           830         2,096        799
      Other current liabilities..................       653       1,002           538        (2,383)     1,335
      Other assets...............................      (536)       (216)          (11)         (815)      (339)
                                                   --------    --------       -------      --------    -------
         Net cash (used in) provided by operating
           activities............................   (11,041)     (3,764)          629        (8,504)        59
                                                   --------    --------       -------      --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................    (2,175)     (1,174)         (570)       (1,065)      (182)
  Investment in unconsolidated investee..........        --          --          (875)           --         --
  Acquired businesses............................        --      (7,911)       (6,625)      (10,741)      (940)
                                                   --------    --------       -------      --------    -------
         Net cash used in investing activities...    (2,175)     (9,085)       (8,070)      (11,806)    (1,122)
                                                   --------    --------       -------      --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Transfers from Technology Solutions Company....    21,929      12,366         7,777        21,608      5,182
                                                   --------    --------       -------      --------    -------
         Net cash provided by financing
           activities............................    21,929      12,366         7,777        21,608      5,182
                                                   --------    --------       -------      --------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS....................................       338        (236)         (651)         (702)      (310)
                                                   --------    --------       -------      --------    -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................     9,051        (719)         (315)          596      3,809
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...     4,411       5,130         4,726         4,130        321
                                                   --------    --------       -------      --------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........  $ 13,462    $  4,411       $ 4,411      $  4,726    $ 4,130
                                                   ========    ========       =======      ========    =======

            The accompanying Notes to Combined Financial Statements
              are an integral part of this financial information.

                              eLOYALTY CORPORATION

COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                                     (LOSS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              ADVANCES     ACCUMULATED
                                                             (TO) FROM        OTHER
                             COMMON STOCK       ADDITIONAL   TECHNOLOGY   COMPREHENSIVE                      TOTAL
                          -------------------    PAID IN     SOLUTIONS       INCOME         UNEARNED     STOCKHOLDER'S
                            SHARES     AMOUNT    CAPITAL      COMPANY        (LOSS)       COMPENSATION      EQUITY
                          ----------   ------   ----------   ----------   -------------   ------------   -------------
Balance, May 31, 1996...          --      --         --       $ 9,312            --             --          $ 9,312
                          ----------    ----       ----       -------         -----          -----          -------
Net income..............                                        2,926                                         2,926
Foreign currency
  translation...........                                                      $(273)                           (273)
                                                                                                            -------
  Comprehensive income..                                                                                      2,653
Net transfers from
  Technology Solutions
  Company...............                                        5,182                                         5,182
                          ----------    ----       ----       -------         -----          -----          -------
Balance, May 31, 1997...          --      --         --        17,420          (273)            --           17,147
                          ----------    ----       ----       -------         -----          -----          -------
Net income..............                                        2,213                                         2,213
Foreign currency
  translation...........                                                        (75)                            (75)
                                                                                                            -------
  Comprehensive income..                                                                                      2,138
Net transfers from
  Technology Solutions
  Company...............                                       21,608                                        21,608
                          ----------    ----       ----       -------         -----          -----          -------
Balance, May 31, 1998...          --      --         --        41,241          (348)            --           40,893
                          ----------    ----       ----       -------         -----          -----          -------
Net loss................                                         (543)                                         (543)
Foreign currency
  translation...........                                                       (239)                           (239)
                                                                                                            -------
  Comprehensive loss....                                                                                       (782)
Net transfers from
  Technology Solutions
  Company...............                                        7,777                                         7,777
                          ----------    ----       ----       -------         -----          -----          -------
Balance, December 31,
  1998..................          --      --         --        48,475          (587)            --           47,888
                          ----------    ----       ----       -------         -----          -----          -------
Net income..............                                        4,058                                         4,058
Foreign currency
  translation...........               .....                                   (260)                           (260)
                                                                                                            -------
  Comprehensive income..                                                                                      3,798
Net transfers from
  Technology Solutions
  Company...............                                       21,929                                        21,929
Issuance of common
  stock.................  41,400,000    $414                     (414)
Issuance of compensatory
  stock options.........                           $963                                      $(963)              --
                          ----------    ----       ----       -------         -----          -----          -------
Balance, December 31,
  1999..................  41,400,000    $414       $963       $74,048         $(847)         $(963)         $73,615
                          ==========    ====       ====       =======         =====          =====          =======

            The accompanying Notes to Combined Financial Statements
              are an integral part of this financial information.

                              eLOYALTY CORPORATION

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- THE COMPANY

     eLoyalty Corporation ("eLoyalty" or the "Company") is a leading global information technology services company focused on providing enterprise-wide solutions across the Internet, e-mail, web-chat, telephone and fax that are designed to result in lasting and profitable customer relationships for its clients. eLoyalty defines this new category of solutions as loyalty solutions. eLoyalty's clients generally are located throughout the United States and in Europe, Canada and Australia.

     On February 15, 2000 Technology Solutions Company ("TSC" or the "Parent") successfully completed its spin-off of its eLoyalty division into a separate publicly traded company (the "Distribution"). To effectuate the transaction, the Board of Directors of Technology Solutions Company declared a dividend payable to the holders of record of Technology Solutions Company as of February 9, 2000, based upon a ratio of one share of the Company's common stock, par value of $.01 per share for every one share of Technology Solutions Common Stock owned on the record date. Effective February 15, 2000 all of the outstanding shares of Common Stock were distributed to Technology Solutions Company stockholders.

     eLoyalty and TSC have entered into certain agreements governing various interim and ongoing relationships between eLoyalty and TSC before and after the Distribution.

     The financial information included herein may not necessarily reflect the combined results of operations, financial position, changes in stockholder's equity and cash flows of eLoyalty in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The combined financial statements reflect the results of operations, financial position, changes in stockholder's equity and cash flows of the businesses that were transferred to eLoyalty from TSC in the Distribution (the "eLoyalty Businesses") as if eLoyalty were a separate entity for all periods presented. The combined financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the eLoyalty Businesses as they were operated within TSC.

     The combined statements of operations include all of the related costs of doing business including an allocation of certain general corporate expenses of TSC which were not directly related to the Company's operations, including legal, information systems, finance, insurance, human resources, benefits administration, stockholders' services and corporate management services. These costs were allocated to eLoyalty primarily on a proportional cost allocation method based on revenues and headcount. Management believes these allocations were made on a reasonable basis.

     Fiscal Year Change -- On November 22, 1998, TSC's Board of Directors voted to change the fiscal year of TSC from a fiscal year ending on May 31 in each year to a calendar year ending on December 31 in each year. The seven month transition period of June 1, 1998 through December 31, 1998 (transition period) precedes the start of the new fiscal year. The unaudited financial information for the year ended December 31, 1998 is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

     Revenue Recognition -- eLoyalty derives substantially all of its revenues from professional services. eLoyalty provides professional services, including support, primarily on a time and materials basis. Although eLoyalty occasionally performs certain projects on a fixed fee basis, the total portion of combined net revenues derived from fixed fee engagements is not significant. For time and materials engagements, eLoyalty recognizes revenues as services are performed, based on hourly billing rates. For fixed fee engagements, revenues are recognized under the percentage-of-completion basis of accounting, based on the ratio of costs incurred to total estimated costs. From time to time, eLoyalty uses subcontractors to supplement its resources
                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

in client engagements. Revenues generated through subcontractors are recognized based on the terms of the related project (time and materials or fixed fee), and the related subcontractor costs are included in project personnel expense as incurred. eLoyalty also derives revenues from in-house developed software. Software license fee revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. Fees from licenses sold together with consulting services are generally recognized upon delivery provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. In those instances when it is determined that the payment of the license fee is dependent upon the performance of consulting services, both the license and consulting fees are recognized under the percentage of completion method of contract accounting. Revenues from post-contract support are recognized ratably over the term of the maintenance contract on a straight-line basis. To date, software revenues have not exceeded 3% of total revenues for any quarterly period and represented 1.4% and 1.0% of our total revenues for the years ended December 31, 1999 and 1998, respectively. Out-of-pocket expenses (travel, lodging, etc.) charged on client engagements are presented net of amounts billed to clients as general and administrative expense in the accompanying combined statements of operations. Engagements are performed in phases. Losses on engagements, if any, are reserved in full when determined.

     Project Personnel Costs -- eLoyalty expenses the cost of project personnel as incurred. Project personnel costs consist primarily of salaries, incentive compensation and employee benefits for eLoyalty personnel available for client assignments, and fees paid to subcontractors for work performed on client projects.

     Cash and Cash Equivalents -- eLoyalty considers all highly liquid investments readily convertible into cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

     Marketable Securities -- eLoyalty's marketable securities consist of investments related to TSC's executive deferred compensation plan (see Note 4) and are classified as trading securities, with unrealized gains and losses included in eLoyalty's combined statements of operations. Realized gains or losses are determined on the specific identification method. The Company recognized net gains of $730, $167, $823 and $183 for the year ended December 31, 1999, the seven month transition period and December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, respectively. Since the trading securities relate to the Company's executive deferred compensation plan, a corresponding charge to earnings is included in the Statements of Operations to recognize the Company's increase liability for the deferred compensation plan.

     Computers, Furniture and Equipment -- Computers, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are moved from the account and resulting gain or loss is included in operations. The carrying value of computers, furniture and equipment is periodically reviewed to asses recoverability based on future cash flows.

     Goodwill -- Goodwill is amortized on a straight-line basis, typically over a five-year period. Accumulated amortization of goodwill as of December 31, 1999 and 1998 and May 31, 1998 and 1997 was $10,971, $6,042, $3,573 and $371,
respectively. The carrying value of goodwill is periodically reviewed to assess recoverability based on undiscounted cash flows.

     Research and Development Costs -- Research and development costs are expensed as incurred, except for costs incurred for the development of computer software that will be sold. Research and development expenses relate primarily to the dedicated research and development facility maintained by eLoyalty, and consist primarily of salaries, incentive compensation and employee benefits costs for dedicated personnel, occupancy costs, staff recruiting costs, administrative costs, travel expenses and depreciation.

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Software Development Costs -- eLoyalty capitalizes software development costs once technological feasibility is established and prior to general release. Amortization is computed as the greater of the amount computed using the (a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product. There are no capitalized software development costs included on eLoyalty's combined balance sheets as of December 31, 1999 and 1998. Amortization expense associated with software development costs was $447, $354 and $110 for the seven month transition period ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, respectively. There was no amortization expense of software development costs during the year ended December 31, 1999.

     Stockholder's Equity -- Stockholder's equity includes common stock issued to TSC, advances (to) from TSC, other comprehensive income (loss) related to foreign currency translation and unearned compensation related to stock-based compensation. Advances from TSC represent transfers to eLoyalty primarily for operations and working capital requirements, offset by cash collected by TSC. The balances are primarily the result of eLoyalty's participation in TSC's central cash management system, wherein all of eLoyalty's domestic cash receipts are collected by TSC and all domestic cash disbursements are funded by TSC. Other transactions include the Company's share of TSC's combined income tax liability and other administrative expenses incurred by TSC on behalf of eLoyalty. Such amounts do not have repayment terms and do not bear interest.

     Earnings (Loss) Per Common Share -- In December 1999, eLoyalty issued 41.4 million shares to TSC. Basic earnings (loss) per share have been computed by dividing the net income/(loss) for each period presented by the 41.4 million shares. Diluted net earnings per share was computed by dividing the net income/(loss) for each period presented by the 41.4 million shares plus the estimated dilutive effect of common stock equivalents using the "treasury stock" method. For the seven month transition period ended December 31, 1998, common stock equivalents were not included in diluted loss per share as they were anti-dilutive. The Company's common stock equivalents relate to stock options. See
Note 8, "Stock Options" for a discussion of stock options.

     Foreign Currency Translation -- The functional currencies for eLoyalty's foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholder's equity. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the combined statements of income.

     Fair Value of Financial Instruments -- The carrying values of current assets and liabilities and long-term receivables approximated their fair values as of December 31, 1999 and 1998, respectively.

     Concentration of Credit Risk -- No client accounted for 10 percent or more of revenues during the year ended December 31, 1999, the transition period ended December 31, 1998, fiscal 1998 or fiscal 1997. No client accounted for 10 percent or more of gross accounts receivables as of December 31, 1999 or December 31, 1998.

     Stock-Based Compensation -- eLoyalty accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company's stock or TSC's stock at the date of grant over the amount an employee must pay to acquire the stock. In the event stock options are granted at a price lower than the fair value on the date of grant, the difference is recorded as unearned compensation. Unearned compensation is
                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

amortized over the vesting period of the stock options. The unearned compensation recorded at December 31, 1999 relates solely to eLoyalty stock-based awards.

     Income Taxes -- Historically, eLoyalty's results have been included in TSC's consolidated federal and state income tax returns. The income tax provision is calculated and deferred tax assets and liabilities are recorded as if eLoyalty had operated as an independent entity. eLoyalty uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities and for tax loss carryforwards. eLoyalty does not provide U.S. deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested.

     New Accounting Standards -- On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for eLoyalty). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. eLoyalty anticipates that the adoption of SFAS No. 133 will not have a significant effect on eLoyalty's results of operations or its financial position.

     Estimates and Assumptions -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -- ACQUISITIONS/INVESTMENTS

     In June 1997, eLoyalty acquired The Bentley Group, Inc. (Bentley), a business and operations consulting firm. Total consideration aggregated $17,500, including cash of $12,000, 44,303 shares of TSC Common Stock and stock options. Goodwill of approximately $18,100 resulted from the Bentley acquisition and is being amortized over five years.

     In February 1997, eLoyalty acquired Geising International, a German-based business consulting firm. Total consideration aggregated $1,400, including cash of $1,000 and 37,962 shares of TSC's Common Stock. Goodwill of approximately $1,000 resulted from the Geising International acquisition and is being amortized over five years.

     In May 1996, eLoyalty acquired Aspen Consultancy Ltd., (Aspen). Aspen is a United Kingdom-based consulting firm. Total cash consideration aggregated $3,400. Goodwill of approximately $3,500 resulted from the Aspen acquisition and is being amortized over a five year period.

     These acquisitions have been accounted for under the purchase method and accordingly their results have been included in eLoyalty's results since the date of acquisition.

     In August 1998, eLoyalty invested $875 in NexCen Technologies, Inc. (NexCen), a development stage enterprise. eLoyalty's investment in NexCen is comprised of both Series A redeemable convertible preferred stock ("Series A Stock") and warrants to purchase Series A Stock at an exercise price of $.01 per share ("Warrants").

     Each share of Series A Stock in convertible into common stock at the option of eLoyalty under a formula which currently results in a 1-for-1 conversion rate. Each share of Series A Stock is entitled to the number of votes equal to that number of shares of common stock into which shares of Series A Stock can be converted.

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Assuming the conversion of all of the Series A Stock and Warrants into common stock, eLoyalty's ownership in NexCen would approximate 27 percent. eLoyalty has also elected one member to the NexCen Board of Directors.

     eLoyalty has concluded that it has the ability to exercise significant influence over the operating and financial policies of NexCen and thus, has accounted for its investment under the equity method of accounting. Notwithstanding the fact that eLoyalty does not own any of the common stock of NexCen, eLoyalty recorded 60 percent of NexCen's losses until such time that eLoyalty had reduced the carrying value of its investment in NexCen to $0. NexCen, which was incorporated in July 1998, has funded its operating losses solely through the sale of the Series A Stock and Warrants. The recording of 60 percent of the losses represents eLoyalty's share of NexCen's total Series A Stock and Warrants. As of December 31, 1999, the carrying value of eLoyalty's investment in NexCen was $0.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     Employees of eLoyalty were eligible to participate in the TSC 401(k) Savings Plan (the "Plan") through the date of Distribution. The Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Contributions to the Plan are made at the discretion of TSC and the related expense is allocated to eLoyalty based on the actual employees covered. Plan expense allocated to eLoyalty by TSC totaled $1,131 in the year ended December 31, 1999, $487 in the seven-month period ended December 31, 1998 and $470 and $336 in the years ended May 31, 1998 and 1997, respectively. In connection with the Distribution the Company has established a 401(k) Savings Plan ("eLoyalty Plan") and transferred all Plan assets related to eLoyalty employees into the eLoyalty Plan.

     eLoyalty participated in TSC's nonqualified executive deferred compensation plan through the date of Distribution. All eLoyalty executives (defined as Vice Presidents and above) were eligible to participate in this voluntary program which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. The accompanying combined balance sheets include the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying combined balance sheets also include eLoyalty's portion of the investments, classified as trading securities, purchased by TSC with the deferred funds. These investments remain assets of eLoyalty and are available to the general creditors of eLoyalty in the event of eLoyalty's insolvency. eLoyalty implemented a similar plan in connection with the Distribution.

     Project expenses have been recorded on an individual project basis. The financial statements include expenses which have been allocated to eLoyalty by TSC on a specific identification basis. Further, eLoyalty shares certain employees and other resources with TSC. Allocations from TSC for indirect expenses for such shared resources have been made primarily on a proportional cost allocation method based on revenues and headcount. Management believes these allocations are reasonable and that such expenses would not have differed materially had eLoyalty operated on a stand-alone basis for all periods presented. Such allocations of general corporate overhead expenses are included in eLoyalty's combined statement of operations as follows:

                                                             FOR THE YEAR   FOR THE SEVEN MONTH     FOR THE YEAR
                                                                ENDED       PERIODS FROM JUNE 1    ENDED MAY 31,
                                                             DECEMBER 31,     TO DECEMBER 31,     ----------------
                                                                 1999              1998            1998      1997
                                                             ------------   -------------------   -------   ------
Sales and marketing........................................    $   795            $  731          $   972   $  586
Technology Solutions Company corporate services
  allocation...............................................     13,378             7,698           10,671    5,028
                                                               -------            ------          -------   ------
         Total allocated general corporate overhead........    $14,173            $8,429          $11,643   $5,614
                                                               =======            ======          =======   ======

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     On November 12, 1998, TSC made a loan of $1,200 to Mr. Conway with a five-year term that, to the extent not forgiven in whole or in part as described below, is payable on demand upon the cessation of Mr. Conway's employment with TSC or its affiliates, including eLoyalty. The loan bears interest at the rate of 4.5% per annum and, so long as Mr. Conway remains employed by eLoyalty, the principal amount of the loan (and interest accrued thereon) is being forgiven over a five-year period as follows: 25% of the principal amount was forgiven on November 12, 1999; $25 in principal per month is being forgiven for the next twelve months; $20 in principal per month will be forgiven for the next twenty-four months; and $10 in principal per month will be forgiven for the next twelve months. The amounts forgiven are reflected as a compensation expense. In accordance with the terms of the note, as of December 31, 1999, a total of $383 in principal and accrued interest has been forgiven and the outstanding balance and accrued interest under this note on that date was $875. On December 15, 1999, Technology Solutions Company made an additional loan to Mr. Conway in the amount of $125. The note representing this loan provides for an interest rate of 5.74% and a payment date of March 1, 2000. The outstanding balance and accrued interest on this note as of December 31, 1999 was $126.

     Pursuant to the Distribution on February 15, 2000, eLoyalty entered into certain contractual arrangements with TSC whereby TSC will provide eLoyalty certain administrative support through June 30, 2000.

NOTE 5 -- RECEIVABLES

     Receivables consist of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Amounts billed to clients...................................  $39,552    $23,737
Unbilled revenues...........................................    6,588      4,344
                                                              -------    -------
                                                               46,140     28,081
Receivable allowances.......................................   (2,084)    (2,638)
                                                              -------    -------
                                                              $44,056    $25,443
                                                              =======    =======

     Amounts billed to clients represent professional fees and reimbursable project-related expenses. Unbilled revenues represents professional fees, project-related expenses, materials and subcontractor costs which have not yet been billed. A substantial amount of unbilled revenues at the end of any reporting period is billed in the month following the reporting period. Amounts billed to clients are unsecured and primarily due within 30 days.

NOTE 6 -- COMPUTERS, FURNITURE AND EQUIPMENT

     Computers, furniture and equipment consist of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Computers and software......................................  $ 3,636    $ 2,486
Furniture and equipment.....................................    1,735        756
                                                              -------    -------
                                                                5,371      3,242
Accumulated depreciation....................................   (3,087)    (1,661)
                                                              -------    -------
                                                              $ 2,284    $ 1,581
                                                              =======    =======

     Depreciation expense was $1,502, $421, $308 and $131 for the year ended December 31, 1999, the transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998 and 1997, respectively.

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7 -- INCOME TAXES

     The provision for income taxes consists of the following:

                                                       FOR THE SEVEN MONTH
                                        FOR THE YEAR       PERIOD FROM        FOR THE YEARS
                                           ENDED            JUNE 1 TO         ENDED MAY 31,
                                        DECEMBER 31,      DECEMBER 31,       ---------------
                                            1999              1998            1998     1997
                                        ------------   -------------------   ------   ------
Current:
  Federal.............................    $ 4,546            $(1,929)        $  115   $1,427
  State...............................      1,059               (275)            16      204
  Foreign.............................      1,876               (830)          (227)     (49)
                                          -------            -------         ------   ------
          Total current...............      7,481             (3,034)           (96)   1,582
                                          -------            -------         ------   ------
Deferred:
  Federal.............................     (2,008)             1,941          1,357      256
  State...............................       (478)               277            194       37
  Foreign.............................       (956)             1,214            567       22
                                          -------            -------         ------   ------
          Total deferred..............     (3,442)             3,432          2,118      315
                                          -------            -------         ------   ------
Provision for income taxes............    $ 4,039            $   398         $2,022   $1,897
                                          =======            =======         ======   ======

     Total income tax provision differed from the amount computed by applying the federal statutory income tax rate to income from continuing operations due to the following:

                                                         FOR THE SEVEN MONTH
                                                             PERIOD FROM        FOR THE YEARS
                                    FOR THE YEAR ENDED        JUNE 1 TO         ENDED MAY 31,
                                       DECEMBER 31,         DECEMBER 31,       ---------------
                                           1999                 1998            1998     1997
                                    ------------------   -------------------   ------   ------
Federal tax provision (benefit),
  at statutory rate...............        $2,834                $(50)          $1,475   $1,688
State tax provision (benefit), net
  of Federal benefit..............           405                  (6)             211      241
Effect of foreign tax rate
  differences.....................           406                 303               34      (58)
Nondeductible expenses............           134                  61               96       48
Nondeductible goodwill............           279                 170              172      150
Other.............................           (19)                (80)              34     (172)
                                          ------                ----           ------   ------
Income tax provision..............        $4,039                $398           $2,022   $1,897
                                          ======                ====           ======   ======

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Deferred tax assets and liabilities were comprised of the following:

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Deferred tax assets:
  Deferred compensation and bonuses.........................  $ 2,870    $1,794
  Equity losses of unconsolidated investee..................      341       215
  Receivable allowances.....................................      918       844
  Other accruals............................................      936       743
  Net operating loss carryforwards..........................    4,996     1,803
  Depreciation and amortization.............................    2,387     1,054
                                                              -------    ------
          Total deferred tax assets.........................   12,448     6,453
                                                              -------    ------
Deferred tax liabilities:
  Prepaid expenses..........................................   (1,004)     (688)
                                                              -------    ------
          Total deferred tax liabilities....................   (1,004)     (688)
                                                              -------    ------
  Net deferred tax asset....................................  $11,444    $5,765
                                                              =======    ======

     Net operating loss carryforwards relate primarily to eLoyalty's UK operations and have an indefinite carryforward period.

     Income (loss) before income taxes consisted of the following:

                                                             FOR THE SEVEN MONTH
                                                                 PERIOD FROM           FOR THE YEARS
                                        FOR THE YEAR ENDED        JUNE 1 TO            ENDED MAY 31,
                                           DECEMBER 31,         DECEMBER 31,         -----------------
                                               1999                 1998              1998       1997
                                        ------------------   -------------------     ------     ------
United States.........................        $7,447                $(164)           $3,781     $4,527
Foreign...............................           650                   19               454        296
                                              ------                -----            ------     ------
          Total.......................        $8,097                $(145)           $4,235     $4,823
                                              ======                =====            ======     ======

NOTE 8 -- STOCK OPTIONS

     As of the Distribution, each outstanding option to purchase TSC common stock held by a person who was an employee or director of eLoyalty immediately after the Distribution (and who was not also a director of TSC) was converted into a substitute option to purchase eLoyalty common stock. The conversion of the options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and option period of the replacement options was the same as the original vesting terms and option period. The substitute option takes into account all employment with both TSC and eLoyalty for purposes of determining when the option becomes exercisable and when it terminates. All other terms of the substitute option is the same as the current TSC option.

     Each outstanding nonqualified TSC option granted before June 22, 1999 to a person who continued as an employee or director of TSC after the Distribution, or who was not an employee or director of either TSC or eLoyalty after the Distribution, was converted into both an adjusted TSC option and a substitute eLoyalty option. The conversion of the options was done in such a manner that
(1) the aggregate intrinsic value of the options immediately before and after the exchange were the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and option period of the replacement options were the same as the original vesting terms and option period. Employment with TSC
                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

was taken into account in determining when each substitute eLoyalty option becomes exercisable and when it terminates, and in all other respects was substantially the same as the existing TSC option.

     Each outstanding nonqualified TSC option granted after June 21, 1999 to a person who continued as an employee or director of TSC after the Distribution, or who was not an employee or director of either TSC or eLoyalty after the Distribution, continued solely as an option to purchase shares of TSC common stock.

     Each TSC option that was an incentive stock option, within the meaning of
Section 422 of the Code, was converted into an incentive stock option to purchase the stock of the corporation with which the optionee was employed immediately after the Distribution. These options were converted based on the relative trading prices of the stock purchasable under the option immediately after the Distribution. Immediately after the Distribution, the Company's stock traded at 83.4722 percent of the combined value of one share of the Company's stock and one share of TSC's stock. This conversion preserved both the intrinsic value of the option and the ratio of the exercise price to the fair market value of the stock. In connection with the Distribution, 6.8 million eLoyalty options were issued to replace certain TSC options as described above.

     In June of 1999, eLoyalty's shareholder approved the 1999 eLoyalty Stock Incentive Plan (the "Plan") for eLoyalty's directors, officers, employees and key advisors. The total number of shares of eLoyalty common stock initially reserved for issuance under the Plan is 5,340,000. Awards granted under the Plan are at the discretion of the Compensation Committee of eLoyalty's board of directors (or, prior to the Distribution, the Compensation Committee of the TSC board of directors) (the "Compensation Committee"), and may be in the form of incentive or nonqualified stock options. These options have a maximum term of 10 years.

     Upon adoption of the Plan, the Compensation Committee granted options to purchase 4,824,000 shares of eLoyalty's common stock at an exercise price of $3.50 per share, the deemed fair value of the underlying eLoyalty common stock to eLoyalty employees and certain employees of TSC who were instrumental to eLoyalty's operations up to and including the Distribution. The Company also issued additional options to purchase shares of eLoyalty's stock between the initial grant in June 1999 and December 31, 1999, some of which were below the deemed fair value on the date of grant, and accordingly resulted in the Company recording unearned compensation. These options have a ten-year term and 1/3 of these options vest on the second anniversary of the grant date and the remaining
 2/3 vest ratably on a monthly basis over the next two years.

     The following table summarizes eLoyalty stock option activity during 1999:

                                                                           WEIGHTED-AVERAGE
                                                               SHARES       EXERCISE PRICE
                                                              ---------    ----------------
Outstanding as of December 31, 1998.........................         --            --
  Granted...................................................  5,447,250         $3.88
  Forfeited.................................................   (107,250)        $3.50
                                                              ---------         -----
Outstanding as of December 31, 1999.........................  5,340,000         $3.89
                                                              =========
Stock options exercisable as of December 31, 1999...........         --
                                                              =========

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table summarizes information about eLoyalty stock options outstanding as of December 31, 1999:

                                                                      OPTIONS OUTSTANDING
                                                              -----------------------------------
                                                                            AVERAGE     WEIGHTED-
                                                                           REMAINING     AVERAGE
                                                                          CONTRACTUAL   EXERCISE
RANGE OF EXERCISE PRICES                                       SHARES        LIFE        PRICES
------------------------                                      ---------   -----------   ---------
$ 0.01 - $ 3.50.............................................  4,901,500    10 years      $ 3.50
$ 3.51 - $ 8.00.............................................    274,250    10 years      $ 6.08
$ 8.01 - $12.00.............................................    118,500    10 years      $10.61
$12.01 - $16.00.............................................     45,750    10 years      $14.72
                                                              ---------
                                                              5,340,000    10 years      $ 3.89
                                                              =========

     The company elected to disclose the pro forma effects of SFAS No. 123, "Accounting for Stock Based Compensation. The fair value of eLoyalty and TSC options granted to eLoyalty employees was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            FOR THE
                             FOR THE      SEVEN MONTH
                            YEAR ENDED    PERIOD ENDED         FOR THE YEARS ENDED MAY 31,
                           DECEMBER 31,   DECEMBER 31,   ---------------------------------------
TSC OPTIONS                    1999           1998          1998          1997          1996
-----------                ------------   ------------   -----------   -----------   -----------
Expected volatility......  49.7%-54.2%    43.6%-49.8%    41.9%-44.1%   40.9%-51.4%   50.6%-52.0%
Risk-free interest
  rates..................   4.6%-6.3%      4.1%-5.6%      5.3%-6.5%     5.3%-6.8%     5.3%-6.4%
Expected lives...........   4.5 years      4.5 years      4.5 years     4.5 years     4.5 years
Dividends................      0%             0%             0%            0%            0%

ELOYALTY OPTIONS
----------------
Expected volatility......      50%
Risk Free interest
  rates..................   5.7%-6.3%
Expected Lives...........   4.5 years
Dividends................      0%

     The weighted average grant date fair value of options granted during the year were as follows:

                                                           FOR THE         FOR THE YEARS ENDED
                                                          YEAR ENDED             MAY 31,
                                                         DECEMBER 31,    -----------------------
                                                             1999        1999     1998     1997
                                                         ------------    -----    -----    -----
TSC Options............................................     $5.08        $8.15    $7.90    $5.24
eLoyalty Options issued at market prices...............     $1.79
eLoyalty Options issued below market prices............     $8.62

     For purposes of pro forma disclosures, the estimated fair value of options is amortized over the four-year average vesting period of the options. Had compensation expense related to both eLoyalty and TSC options
                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

granted to eLoyalty employees been determined consistent with SFAS No. 123, eLoyalty's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                               FOR THE
                                                FOR THE      SEVEN MONTH     FOR THE YEARS
                                               YEAR ENDED    PERIOD ENDED    ENDED MAY 31,
                                              DECEMBER 31,   DECEMBER 31,   ---------------
                                                  1999           1998        1998     1997
                                              ------------   ------------   ------   ------
Net income(loss):
  As reported...............................     $4,058        $  (543)     $2,213   $2,926
  Pro forma.................................     $1,219        $(2,574)     $ (500)  $1,651
Basic net income(loss) per share:
  As reported...............................     $ 0.10        $ (0.01)     $ 0.05   $ 0.07
  Pro forma.................................     $ 0.03        $ (0.06)     $(0.01)  $ 0.04
Diluted net income (loss) per share:
  As reported...............................     $ 0.09        $ (0.01)     $ 0.05   $ 0.06
  Pro forma.................................     $ 0.03        $ (0.06)     $(0.01)  $ 0.04

NOTE 9 -- SEGMENT INFORMATION

     eLoyalty operates as a single reportable segment. The following is revenue and long-lived asset information by geographic area as of and for the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997.

                                                    UNITED               EUROPE AND    COMBINED
FOR THE YEAR ENDED DECEMBER 31, 1999                STATES     CANADA    AUSTRALIA      TOTAL
------------------------------------               --------    ------    ----------    --------
Revenues.........................................  $113,504    $7,577     $24,922      $146,003
Identifiable Assets..............................  $ 63,770    $3,874     $28,959      $ 96,603

                                                              UNITED               EUROPE AND    COMBINED
FOR THE SEVEN MONTH PERIOD FROM JUNE 1 TO DECEMBER 31, 1998   STATES     CANADA    AUSTRALIA      TOTAL
-----------------------------------------------------------  --------    ------    ----------    --------
Revenues..............................................       $ 50,139    $3,729     $10,547      $ 64,415
Identifiable Assets...................................       $ 42,715    $3,300     $17,889      $ 63,904

                                                    UNITED                             COMBINED
FOR THE YEAR ENDED MAY 31, 1998                     STATES     CANADA      EUROPE       TOTAL
-------------------------------                    --------    ------    ----------    --------
Revenues.........................................  $ 61,882    $6,296     $16,310      $ 84,488
Identifiable Assets..............................  $ 34,711    $3,008     $16,399      $ 54,118

                                                    UNITED                             COMBINED
FOR THE YEAR ENDED MAY 31, 1997                     STATES     CANADA      EUROPE       TOTAL
-------------------------------                    --------    ------    ----------    --------
Revenues.........................................  $ 30,346    $1,963     $10,872      $ 43,181
Identifiable Assets..............................  $ 11,068    $2,598     $10,522      $ 24,188

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10 -- LEASES

     eLoyalty leases various office facilities under operating leases expiring at various dates through July 31, 2004. Additionally, eLoyalty leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $1,436, $469, $738 and $133 for the year ended December 31, 1999, the transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998 and 1997, respectively. Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

CALENDAR YEAR                                                 AMOUNT
-------------                                                 ------
2000........................................................  $1,018
2001........................................................     791
2002........................................................     614
2003........................................................     441
2004........................................................     415
Thereafter..................................................      70
                                                              ------
                                                              $3,349
                                                              ======

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various pending or threatened claims in the normal course of business. Management believes that losses, if any, arising from such claims will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

NOTE 12 -- CAPITAL STOCK

     In 1999, eLoyalty was established as a wholly-owned subsidiary of TSC. In connection with establishing eLoyalty as a separate legal entity, 100,000,000 shares of common stock, $.01 par value, were authorized, of which a total of 41,400,000 common stock shares were issued to TSC. The Company also has authorized 10,000,000 shares of preferred stocks, $.01 par value, of which none has been issued.

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13 -- QUARTERLY DATA (UNAUDITED)

                                                   1ST        2ND        3RD        4TH        YEAR
      IN THOUSANDS, EXCEPT PER SHARE DATA          ---        ---        ---        ---        ----
FOR THE YEAR ENDED DECEMBER 31, 1999
Revenues.......................................  $31,491    $36,145    $40,016    $38,351    $146,003
Gross Profit...................................  $18,215    $18,296    $20,555    $18,525    $ 73,591
Net income (loss)..............................  $   727    $ 1,480    $ 1,879    $   (28)   $  4,058
Basic net income (loss) per share..............  $  0.02    $  0.04    $  0.05    $ (0.01)   $   0.10
Diluted net income (loss) per share............  $  0.02    $  0.03    $  0.04    $ (0.01)   $   0.09
Shares used to calculate basic net income
  (loss) per share (in millions)...............     41.4       41.4       41.4       41.4        41.4
Shares used to calculate diluted net income
  (loss) per share (in millions)...............     42.4       42.4       44.6       41.4        44.2
FOR THE YEAR ENDED DECEMBER 31, 1998
Revenues.......................................  $23,643    $25,998    $28,044    $27,550    $105,235
Gross Profit...................................  $11,933    $13,855    $14,433    $14,327    $ 54,548
Net income (loss)..............................  $   828    $   894    $   292    $  (947)   $  1,067
Basic net income (loss) per share..............  $  0.02    $  0.02    $  0.01    $ (0.02)   $   0.03
Diluted net income (loss) per share............  $  0.02    $  0.02    $  0.01    $ (0.02)   $   0.02
Shares used to calculate basic net income
  (loss) per share (in millions)...............     41.4       41.4       41.4       41.4        41.4
Shares used to calculate diluted net income
  (loss) per share (in millions)...............     43.1       43.2       43.1       41.4        43.1

NOTE 14 -- SUBSEQUENT EVENTS

     Effective February 15, 2000 TSC completed its spin-off its eLoyalty division into a separate publicly traded company. In connection with the spin-off, TSC contributed to eLoyalty an additional $20 million of cash. In addition, in connection with the spin-off, eLoyalty entered into a $10 million revolving line of credit facility with Bank of America to provide cash for short term operating obligations. Pursuant to the Reorganization Agreement and certain other agreements relating to the spin off, Technology Solutions Company has agreed to guarantee obligations under this facility through December 31, 2000. The borrowing under this revolving credit facility bear interest at a rate of LIBOR plus .75%. The credit facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt to equity ratios.

     On June 22, 1999, certain venture capital investors agreed to purchase an aggregate of 2.4 million shares of eLoyalty Common Stock at $3.50 per share, subject to adjustment pursuant to certain anti-dilution provisions. Stock purchase was subject to the receipt of a private letter ruling from the Internal Revenue Service to the effect that the Distribution would be tax free to TSC and its stockholders for United States Federal Income tax purposes and certain other customary connections. On January 27, 2000, TSC received a favorable ruling from the Internal Revenue Service that the spin-off of its eLoyalty division would be a tax free distribution of all of the Company's eLoyalty shares to TSC's shareholders. In connection with the Distribution, on February 15, 2000, the venture capital investors purchased 2.5 million eLoyalty Common Stock shares for $8.4 million, reflecting adjustments pursuant to certain anti-dilution provisions.

     On January 26, 2000, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is intended to assure fair and equal treatment for all of the Company's stockholders in the event of a hostile takeover attempt. Under the terms of the Rights Plan, each share of the Company's
                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Common Stock has associated with it one Right. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $160.00 (subject to adjustment). The Rights become exercisable under certain circumstances following the announcement that any person has acquired 15 percent or more of the Company's Common Stock or the announcement that any person has commenced a tender offer for 15 percent or more of the Company's Common Stock. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time until ten days after any person has acquired 15 percent or more of the Company's Common Stock.

                              ELOYALTY CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEAR ENDED DECEMBER 31, 1999, THE
                   SEVEN MONTH PERIOD ENDED DECEMBER 31, 1998
                 AND FOR THE YEARS ENDED MAY 31, 1999 AND 1997
                                 (IN THOUSANDS)

                                                       BALANCE AT                            BALANCE AT
                   DESCRIPTION OF                      BEGINNING                               END OF
               ALLOWANCE AND RESERVES                   OF YEAR     ADDITIONS   DEDUCTIONS      YEAR
               ----------------------                  ----------   ---------   ----------   ----------
May 31, 1997
Valuation allowances and receivable reserves for
  potential losses...................................    $  184      $  453      $  (439)      $  198
May 31, 1997
Valuation allowances and receivable reserves for
  potential losses...................................    $  198      $  531      $  (254)      $  475
December 31, 1998
Valuation allowances and receivable reserves for
  potential losses...................................    $  475      $2,652      $  (489)      $2,638
December 31, 1999
Valuation allowances and receivable reserves for
  potential losses...................................    $2,638      $2,059      $(2,613)      $2,084

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None.

                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

                             ELOYALTY'S MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Set forth below is information concerning the executive officers, other key employees and members of our board of directors upon completion of the spin-off.

     The ages listed below are as of December 31, 1999.

                   NAME                      AGE                   POSITION
                   ----                      ---                   --------
Kelly D. Conway............................  43   Director, President and Chief Executive
                                                  Officer
Tench Coxe.................................  41   Director and Chairman of the Board of
                                                  Directors
Jay C. Hoag................................  41   Director
John T. Kohler.............................  53   Director
Michael J. Murray..........................  55   Director
John R. Purcell............................  68   Director
Michael R. Zucchini........................  53   Director
Timothy J. Cunningham......................  46   Senior Vice President and Chief Financial
                                                  Officer
Craig B. Lashmet...........................  39   Senior Vice President -- North American
                                                  Operations
Arthur J. Bird.............................  46   Senior Vice President -- European
                                                  Operations
Chris J. Danson............................  32   Senior Vice President -- Development and
                                                  Support
Julie M, Fitzpatrick.......................  32   Senior Vice President -- Marketing
Jackie L. Hilt.............................  43   Senior Vice President -- Employee Loyalty
Kevin J. Kraft.............................  34   Senior Vice President -- Solutions
                                                  Marketing
Stephen D. Mayers..........................  42   Senior Vice President -- Australian
                                                  Operations
Michael Weintraub..........................  40   Senior Vice President -- Operations

     KELLY D. CONWAY has been our President and Chief Executive Officer and a Director of eLoyalty since our incorporation in May 1999. Mr. Conway joined Technology Solutions Company in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995 and became Group President of Technology Solutions Company in October 1998. Prior to joining Technology Solutions Company, he was a partner in the management consulting firm of Spencer, Shenk and Capers from 1991 to 1993. From 1989 to 1991, he was President and Chief Executive Officer of Telcom Technologies, a leading manufacturer of automatic call distribution equipment. From 1984 to 1989, he held the positions of Vice President of Finance and Vice President of Marketing for Telcom Technologies. From 1980 to 1984, he was a consultant with Deloitte, Haskins and Sells. In 1998, he became a board member of Edify Corporation.

     TENCH COXE is our Chairman of the board of directors. Mr. Coxe has served as a managing director of the general partner of Sutter Hill Ventures, a venture capital company located in Palo Alto, California, since 1989. From 1984 to 1987, Mr. Coxe served as Director of Marketing and in other management positions with Digital Communications Associates. Mr. Coxe is currently on the Board of Directors of Clarus Corporation, Copper Mountain Networks, Inc., NVidia Corporation, Alteon WebSystems, Inc. and various private companies.

     JAY C. HOAG has been, since June 1995, a general partner of Technology Crossover Ventures, a venture capital group located in Palo Alto, California. From 1985 to 1994, he was a managing director with Chancellor

Capital Management, Inc. Mr. Hoag serves on the board of directors of Onyx Software Corporation, Autoweb.com, Inc., iVillage, Inc. and several privately held companies.

     JOHN T. KOHLER has been a Director of eLoyalty since May 1999. Mr. Kohler is currently Technology Solutions Company's President and Chief Executive Officer and has been a Director of Technology Solutions Company since June 1994. He joined Technology Solutions Company as Senior Vice President in June 1992, was promoted to Executive Vice President and named to the Office of the Chairman in September 1993, became President and Chief Operating Officer in January 1994 and became Chief Executive Officer in June 1995. From 1986 to 1992, he was Senior Vice President and Chief Information Officer of Kimberly-Clark Corporation. From 1983 to 1986, he was a partner and regional practice director for the Midwest Region consulting practice of Arthur Young. He is also currently serving as a Director of Follett Corporation and Infosis Corp.

     MICHAEL J. MURRAY has been a Director of eLoyalty since June 1999 and a Director of Technology Solutions Company since July 1988. Mr. Murray is President of Global Corporate and Investment Banking at Bank of America Corporation and a member of their Policy Committee. Reporting to Mr. Muffayare the Global Capital Raising and Global Markets, International Corporate Banking Group, United States & Canada Group and Principal Investing. From March 1997 until the BankAmerica-NationsBank merger in 1998, Mr. Murray headed BankAmerica Corporation's Global Wholesale Bank and was responsible for its business with large corporate, international and government clients around the world. Mr. Murray was named a BankAmerica vice chairman and head of the United States and International Groups in September 1995. He had been responsible for BankAmerica's United States Corporate Group since BankAmerica's merger with Continental Bank Corporation in September 1994. Prior to the BankAmerica-Continental Bank merger, he was vice chairman and head of Corporate Banking for Continental Bank, which he joined in 1969. He is also currently serving as a Director of CNF Transportation Inc., a transportation company located in Palo Alto, California.

     JOHN R. PURCELL has been a Director of eLoyalty since June 1999 and a Director of Technology Solutions Company since July 1988. He has served as Chairman and Chief Executive Officer of Grenadier Associates, Ltd., a venture banking, merger and acquisition consulting firm, since 1989. From February 1991 until 1997, he served as Chairman of Donnelley Marketing, Inc., a direct marketing company. From 1987 until 1990, he served as Chairman of Mindscape, Inc., an educational entertainment computer software company. From 1982 until 1986, he served as Chairman and President of SFN Companies, Inc., a communications company. He previously served as Executive Vice President of CBS, Inc. and Senior Vice President, Finance of Gannett Co., Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., Omnicom Group Inc. and Journal Register Company.

     MICHAEL R. ZUCCHINI has been a Director of the Company since October 1997. Until his retirement in December 1999, he had served as Vice Chairman of Fleet Boston Financial, a financial services company, since 1993 and as its Chief Technology Officer since April 1997. Mr. Zucchini joined Fleet Boston Financial in 1987 from General Re Corp., where he had been a senior executive since 1974. From 1997 until 1999, he served as Chairman of the Financial Services Roundtable Subcommittee on Legislation and Registration charged with interactivity with Congress on issues related technology. He is also currently serving as a Director of Technology Solutions Company, served from 1993 to 1999 as a Director of Visa, U.S.A. Inc., and served from 1995 to 1996 as a Director of American Re Corporation.

     TIMOTHY J. CUNNINGHAM has been eLoyalty's Senior Vice President and Chief Financial Officer since November 15, 1999. From October 1998 until November 1999 he held the position of Vice President -- Finance and Chief Financial Officer of CTS Corporation, a publicly traded electronics and communications company. Prior to joining CTS, Mr. Cunningham served as Vice President -- Finance of the Moore Document Solutions division of Moore Corporation from July 1996 to September 1998, and from 1995 to 1996, he was the Group Controller for the ConAgra Refrigerated Foods group of ConAgra, Inc. Prior to that, Mr. Cunningham served as Chief Financial Officer -- North America for British Steel Inc., a U.S. based subsidiary of a large European industrial products company, where he was employed from 1989 to 1994.

     CRAIG B. LASHMET is the Senior Vice President of eLoyalty with overall responsibility for Sales and Delivery in North America, which represents our largest revenue base. Mr. Lashmet first joined Technology Solutions Company in October 1995 as Senior Vice President. Prior to joining Technology Solutions Company he was a partner with Grant Thornton LLP, an international accounting and consulting firm, where he managed the advanced technology consulting practice for nine years.

     ARTHUR J. BIRD is eLoyalty's Senior Vice President responsible for Sales and Delivery in Europe. Mr. Bird joined Technology Solutions Company in October 1997 as a Senior Vice President initially responsible for Sales and Delivery in the United Kingdom and, beginning in November 1998, all of Europe. Mr. Bird previously worked for CSC Computer Sciences, where he was European Director at the JP Morgan Pinnacle Alliance in London from June 1995 to October 1997. Prior to working for CSC, Mr. Bird spent two years with Energis plc, a wholly-owned subsidiary of The National Group, where he held positions as Director of Customer Service and Director of Corporate Sales.

     CHRIS J. DANSON leads eLoyalty's Development and Support as Senior Vice President, and his responsibilities include managing the Loyalty Lab in Austin, Texas and our Loyalty Support offering. Mr. Danson first joined Technology Solutions Company in 1993 as a senior consultant, and became a Senior Vice President in September, 1998. He managed several large projects and helped develop our European operations.

     JULIE M. FITZPATRICK is Senior Vice President of Marketing for eLoyalty. Ms. Fitzpatrick joined Technology Solutions Company in 1996 as a principal, after a seven-year career at IBM Corporation. While at IBM, she held several positions, including account systems engineer, product marketing manager and product manager for strategic call center and middleware technologies.

     JACKIE L. HILT is our Senior Vice President responsible for employee Loyalty, which includes recruiting and human resources functions with a specific emphasis on employee relationships. Ms. Hilt has been with Technology Solutions Company for ten years, most recently as the Senior Vice President of Technology Solutions Company's international recruiting organization, a role she assumed in 1994. Prior to joining Technology Solutions Company, she was part of Ernst & Young's Midwest Consulting Practice.

     KEVIN J. KRAFT is a Senior Vice President of eLoyalty responsible for Solutions Marketing. Mr. Kraft joined Technology Solutions Company in 1995 as a Senior Principal, became a Vice President in 1996, and assumed the role of Senior Vice President, Solutions Marketing in December 1997. Prior to joining Technology Solutions Company, Mr. Kraft was a senior manager in Grant Thornton LLP's advanced technology consulting practice.

     STEPHEN D. MAYERS is eLoyalty's Senior Vice President responsible for Sales and Delivery in Australia. Mr. Mayers joined Technology Solutions Company's ECM division in July 1998. Previously he worked for two years with the Colonial Limited Group, a large Australian-based financial services group, as General Manager -- Strategic Development for its retail financial services business through both its insurance and banking divisions. From 1994 to 1996, Mr. Mayers was Assistant General Manager for Commonwealth Bank of Australia responsible for marketing and product development in the retail banking sector.

     MICHAEL WEINTRAUB is a Senior Vice President of eLoyalty responsible for Operations since June 1998. Mr. Weintraub joined Technology Solutions Company in October 1997 as a Vice President in charge of The Bentley Group acquisition. From September 1993 to September 1997, Mr. Weintraub was Vice President & General Manager of The MEDSTAT Group, a health care strategy business offering consulting, applications technology, and information services.

     Messrs. Kohler, Murray and Purcell resigned from the Technology Solutions Company board of directors at the time of the spin-off.

BOARD COMMITTEES

     The Company intends to create an audit committee and a compensation committee in the near future. The audit committee will review the internal accounting procedures of eLoyalty and consult with and review the services provided by eLoyalty's independent accountants. The audit committee is expected to include Messrs. Murray and Hoag.

     The compensation committee will review and recommend to the board the compensation and benefits of all executive officers of eLoyalty, administer eLoyalty's stock-based incentive plans and establish and review general policies relating to compensation and benefits of employees of eLoyalty. The compensation committee is expected to consist of Messrs. Purcell and Coxe.

                        ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation information paid by the Company for our Chief Executive Officer and the four other executive officers. All information set forth in this table reflects compensation earned by these individuals for services with eLoyalty and its subsidiaries. The people listed in the table below are sometimes referred to as Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
                                                    -------------------   SECURITIES
                                         FISCAL                           UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR       SALARY     BONUS      OPTIONS       COMPENSATION
---------------------------              ------     --------   --------   ----------     ------------
Kelly D. Conway........................    1999     $480,000   $266,573    625,000(3)      $387,303(6)
  President and                            1998(1)   266,667    120,000     65,000            2,800(6)
     Chief Executive Officer               1998(2)   440,000    100,000    135,000            2,000(6)
Craig B. Lashmet.......................    1999     $400,000   $211,448    350,000(3)         4,167(7)
  Senior Vice President,                   1998(1)   226,667     90,000     97,750(4)         2,431(7)
     North America                         1998(2)   340,000     95,000     33,750(5)         1,737(7)
Arthur J. Bird.........................    1999     $314,300   $ 61,620    100,000(3)      $ 23,569(8)
  Senior Vice President                    1998(1)   176,400     57,038     19,189           17,070(8)
     European Operations                   1998(2)   156,683     29,066          0           17,540(8)
Kevin Kraft............................    1999     $260,000   $127,005    100,000(3)      $ 18,586(9)
  Senior Vice President                    1998(1)   151,667     57,000     17,100            7,374(9)
     Solutions Marketing                   1998(2)   231,667     62,773          0           19,100(9)
Chris Danson...........................    1999     $260,000   $129,438    100,000(3)      $ 16,133(10)
  Senior Vice President                    1998(1)   145,000     57,000     36,838            2,800(10)
     Development & Support                 1998(2)   200,000     50,000          0            2,000(10)

---------------

 (1) The compensation figures reported cover the transition period from June 1, 1998 through December 31, 1998.

 (2) The compensation figures reported cover the fiscal year ended May 31, 1998.

 (3) Subject to option provisions regarding termination of employment, one third of these options become exercisable on July 1, 2001 and 1/36 of these options become exercisable on the last day of each calendar month for 24 months.

 (4) 47,750 of the 97,750 options reported for the transition period ended December 31, 1998 were granted pursuant to a stock option repricing program offered by Technology Solutions Company to all of its employees other than its executive officers.

 (5) The 33,750 options reported for the fiscal year ended May 31, 1998 were surrendered pursuant to the stock option repricing program described in footnote 4.

 (6) The other compensation consisted of principal and interest forgiven under a Promissory Note dated November 12, 1998. It also includes employer 401K contributions of $4,800, $2,000, and $2,800 in 1999, year ended 1998, and fiscal year ended 1998, respectively.

 (7) The other compensation consists of 401K employer contributions.

 (8) The other compensation consisted of principal and interest forgiven under a Promissory Note dated November 4, 1997.

 (9) The other compensation consisted of principal and interest forgiven under a Promissory Note dated September 4, 1998. It also includes employer 401K contributions of $4,800, $2,000, and $2,800 in 1999, year ended 1998, and fiscal year ended 1998, respectively.

(10) The other compensation consisted of principal and interest forgiven under a Promissory Note dated September 13, 1999. It also includes employer 401K contributions of $4,800, $2,000, and $2,800 in 1999, year ended 1998, and fiscal year ended 1998, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

     The following tables show all grants of options to acquire shares of eLoyalty common stock granted to the Named Executive Officers in the year ended December 31, 1999. In connection with the spin-off, each nonqualified option to purchase Technology Solutions Company common stock held by an employee or director of eLoyalty (1) who will not also be a director of Technology Solutions Company, will be converted into a substitute option to purchase eLoyalty common stock, and (2) who will also be a director of Technology Solutions Company, will be converted into a substitute option to purchase eLoyalty common stock and an adjusted Technology Solutions Company option. In addition, each incentive stock option, within the meaning of section 422 of the Code, held by an employee of eLoyalty will be converted into an option to purchase shares of eLoyalty common stock. See "eLoyalty's Relationship with Technology Solutions Company After the Spin-Off -- Technology Solutions Company Stock Options" for a more complete discussion of the treatment of options to purchase Technology Solutions Company common stock in connection with the spin-off.

               OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 1999

                                                  INDIVIDUAL GRANTS(1)
                                  ----------------------------------------------------
                                                 PERCENT OF
                                    NUMBER         TOTAL                                  POTENTIAL REALIZED VALUE
                                      OF          OPTIONS                                AT ASSUMED ANNUAL RATES OF
                                  SECURITIES     GRANTED TO                               STOCK PRICE APPRECIATION
                                  UNDERLYING     EMPLOYEES    EXERCISE OR                      FOR OPTION TERM
                                   OPTIONS       IN FISCAL    BASE PRICE    EXPIRATION   ---------------------------
NAME                               GRANTED          YEAR      (PER SHARE)      DATE         5%(3)          10%(3)
----                              ----------     ----------   -----------   ----------   ------------   ------------
Kelly D. Conway.................   625,000(2)       12%          3.50         7/1/09      $1,375,707     $3,486,312
Craig B. Lashmet................   350,000(2)        7%          3.50         7/1/09         770,396      1,952,335
Arthur J. Bird..................   100,000(2)        2%          3.50         7/1/09         220,113        557,810
Kevin Kraft.....................   100,000(2)        2%          3.50         7/1/09         220,113        557,810
Chris Danson....................   100,000(2)        2%          3.50         7/1/09         220,113        557,810

---------------

(1) Upon a sale of substantially all of the business and assets of the company, the board may accelerate the exercise date of these options.

(2) Subject to option provisions regarding termination of employment, one third of these options become exercisable on July 1, 2001 and 1/36 of these options become exercisable on the last day of each calendar month for 24 months.

(3) Amounts reflect assumed rates of appreciation set forth in the SEC's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of our common stock and overall stock market conditions. No assurance can be given that the amounts reflected in these columns will be achieved.

EXERCISES OF STOCK OPTIONS AND FISCAL YEAR END OPTION VALUES

     The following table shows aggregate exercises of options to purchase Technology Solutions Company and eLoyalty common stock in the year ended December 31, 1999 by the Named Executive Officers and other information concerning the options to purchase Technology Solutions Company and eLoyalty common stock held by each of them at the end of such period.

     In connection with the spin-off, each nonqualified option to purchase Technology Solutions Company common stock held by an employee or director of eLoyalty (1) who will not also be a director of Technology Solutions Company, will be converted into a substitute option to purchase eLoyalty common stock, and (2) who will also be a director of Technology Solutions Company, will be converted into a substitute option to purchase eLoyalty common stock and an adjusted Technology Solutions Company option. In addition, each incentive stock option, within the meaning of section 422 of the Code, held by an employee of eLoyalty will be converted into an option to purchase shares of eLoyalty common stock.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                             SHARES                       OPTIONS AT               IN-THE-MONEY OPTIONS
                            ACQUIRED                   DECEMBER 31, 1999           AT DECEMBER 31, 1999
                               ON       VALUE     ---------------------------   ---------------------------
           NAME             EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             --------   --------   -----------   -------------   -----------   -------------
Kelly D. Conway
  Technology Solutions
  Company Options.........     --         --        481,849         54,980      $11,348,742    $   760,603
  eLoyalty Options........     --         --             --        625,000               --    $12,143,750
Craig B. Lashmet
  Technology Solutions
  Company Options.........     --         --        120,346         58,407      $ 2,938,809    $ 1,360,497
  eLoyalty Options........     --         --             --        350,000               --    $ 6,800,500
Arthur J. Bird
  Technology Solution
  Options.................     --         --          8,783         23,689      $   195,520    $   298,522
  eLoyalty Options........     --         --             --        100,000               --    $ 2,868,750
Kevin Kraft
  Technology Solution
  Options.................     --         --          1,602         15,498      $    35,183    $ 4,445,598
  eLoyalty Options........     --         --             --        100,000               --    $ 2,868,750
Chris Danson
  Technology Solution
  Options.................     --         --         34,355         51,000      $   865,748    $   477,503
  eLoyalty Options........     --         --             --        100,000               --    $ 2,868,750

INCENTIVE PLANS

  1999 STOCK INCENTIVE PLAN

     Officers, directors, key employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries are eligible to participate in the 1999 Stock Incentive Plan. The 1999 Stock Incentive Plan provides for the grant of non-statutory stock option awards, incentive stock option awards, stock appreciation rights awards, restricted stock awards, bonus stock awards and performance share awards. An aggregate of 5,340,000 shares of eLoyalty common stock will be initially reserved for issuance under the 1999 Stock Incentive Plan for all awards other than any awards issued in connection with the spin-off in substitution of previously granted options to purchase shares of Technology Solutions Company common stock. The aggregate number of shares of eLoyalty common stock available for issuance under the 1999 Stock Incentive Plan will be increased as of the first day of each fiscal year of eLoyalty beginning on or after January 1, 2000, by an amount equal to 5% of the total number of shares of eLoyalty common stock then outstanding. Subject to adjustments set forth in the 1999 Stock Incentive Plan, the maximum number of shares of eLoyalty common stock that may be granted to any person during (1) the 1999 fiscal year is 750,000 and
(2) any other fiscal year of eLoyalty is 300,000.

     The 1999 Stock Incentive Plan also provides that each non-employee director will receive an option to purchase 25,000 shares of common stock when he or she commences service as a director. Each current non-employee director (other than a non-employee director who received an option grant on July 1, 1999) received such an option. In addition, on the day following the date of each annual stockholders' meeting beginning with the stockholders' meeting to be held in 2000, each non-employee director (other than a non-employee director who receives an initial grant at that meeting) will receive an option to purchase 6,000 shares of eLoyalty common stock. If the non-employee director received an initial grant since the previous annual meeting, the annual grant will be reduced proportionately. The stock options granted to non-employee directors will (1) have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date, (2) expire ten years after the grant date and (3) become exercisable in 48 equal monthly installments, commencing with the last day of the calendar month following the calendar month in which the option is granted.

                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the close of business on March 24, 2000, certain information with respect to the beneficial ownership of Common Stock beneficially owned by (i) each director of the Company, (ii) the most highly compensated executive officers of the Company (collectively, the "named officers"), (iii) all executive officers and directors as a group and (iv) each stockholder who is known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended

                                                            SHARES OF COMMON       PERCENTAGE OF
           NAME AND ADDRESS OF BENEFICIAL OWNER               STOCK OWNED       OUTSTANDING SHARES
           ------------------------------------             ----------------   ---------------------
Massachusetts Financial Services Company(1)...............     3,337,960                7.1%
FMR Corp.(2)..............................................     2,272,950                4.8%
GeoCapital LLC(3).........................................     2,864,139                6.1%
Brookside Capital Partners Fund, L.P.(4)..................     3,355,300                7.1%

Kelly D. Conway...........................................       562,462(5)             1.2%
Tench Coxe................................................     1,548,740(6)             3.2%
Jay C. Hoag...............................................     1,698,740(7)             3.5%
John T. Kohler............................................       455,212(8)             1.0%
Michael J. Murray.........................................       292,089(9)          *
John R. Purcell...........................................       732,403(10)            1.5%
Michael R. Zucchini.......................................        42,427(11)         *
Timothy J. Cunningham.....................................             0             *
Craig B. Lashmet..........................................       163,105(12)         *
Arthur J. Bird............................................        12,437(13)         *
Chris J. Danson...........................................        54,350(14)         *
Kevin J. Kraft............................................         7,329(15)         *
                                                               ---------               -----
All Directors and Executive Officers as a group (12            5,569,294(16)           11.5%
  persons)................................................

---------------
   *  Less than one percent

  (1) Based on the most recent report on Schedule 13G/A filed with the SEC on February 11, 2000, Massachusetts Financial Services Company is expected to have sole voting power with respect to 3,337,960 shares of Technology Solutions Company common stock and sole dispositive power with respect to 3,337,960 shares of Technology Solutions Company common stock. Massachusetts Financial Services Company is located at 500 Boylston Street, Boston, MA 02116.

  (2) Based on the most recent joint report on Schedule 13G, filed with the SEC on February 16, 1999, FMR is expected to have sole voting power with respect to 2,272,950 shares of Technology Solutions Company common stock to be converted to eLoyalty Common Stock. FMR Corp.'s address is 82 Devonshire Street, Boston, MA 02109.

  (3) Based on the most recent report on Schedule 13G, filed with the SEC on February 8, 2000, GeoCapital LLC is expected to have sole dispositive power with respect to 2,864,139 shares of Technology Solutions Company common stock. GeoCapital's address is 767 Fifth Ave. 45th Fl., New York, NY 10153-4590.

  (4) Based on the most recent report on Schedule 13G, filed with the SEC on February 11, 2000, Brookside Capital Partners Fund, L.P. is expected to have sole voting power with respect to 3,355,300 shares of Technology Solutions Company common stock and sole dispositive power with respect to 3,355,300 shares of Technology Solutions Company common stock. Brookside's address is Two Copely Place, Boston, Massachusetts 02116.

  (5) Includes 543,953 shares Mr. Conway has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days.

  (6) Includes 1,548,740 shares beneficially owned by Sutter Hill Ventures, a venture capital company. Mr. Coxe serves as a managing director of the general partner of Sutter Hill Ventures and, by virtue of such position, has shared voting power with respect to shares owned by Sutter Hill Ventures. Mr. Coxe disclaims beneficial ownership of the shares held by Sutter Hill Ventures except to the extent of his interest in the partnership.

  (7) Includes shares beneficially owned by the following four entities controlled by Technology Crossover Management III, L.L.C. ("TCM III"): TCV III (GP), TCV III, L.P., TCV III (Q), L.P. and TCV III Strategic Partners, L.P. (the "Funds"). Mr. Hoag serves as a managing member of Technology Crossover Management III, L.L.C., and by virtue of such position has, together with one other managing member, sole investment control with respect to TCM III and, therefore, the Funds. Mr. Hoag disclaims beneficial ownership of the shares held by TCM III and the Funds except to the extent that he has pecuniary interest in such shares by virtue of his interest in TCM III.

  (8) Includes 355,157 shares Mr. Kohler has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days. Mr. Kohler has indicated that he may sell up to 552,500 shares of common stock of Technology Solutions Company after January 1, 2000 and prior to the spin-off. The share amounts do not reflect that possible sale.

  (9) Includes 117,253 shares Mr. Murray has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days.

 (10) Includes 20,216 shares Mr. Purcell has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days. Includes 33,437 shares held by Mr. Purcell's wife and 93,750 shares held by the Purcell Foundation.

 (11) Includes 34,875 shares Mr. Zucchini has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days. Includes 1,687 shares held by Mr. Zucchini's wife.

 (12) Includes 160,435 shares Mr. Lashmet has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days.

 (13) Includes 12,437 shares Mr. Bird has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days.

 (14) Includes 44,226 Mr. Danson has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days.

 (15) Includes 4,797 Mr. Kraft has the right to acquire under options which are currently exercisable or which will be exercisable within 60 days.

 (16) Includes 1,293,350 shares of common stock issuable under options which are currently exercisable or which will be exercisable within 60 days. All directors and officers are located at 205 N. Michigan Ave., Suite 1500, Chicago, IL 60601.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into a common stock purchase and sale agreement with Sutter Hill Ventures and Technology Crossover Ventures. On June 22, 1999, these investors agreed to purchase an aggregate of 2,400,000 shares of our common stock at $3.50 per share. The price was determined by the board of directors of Technology Solutions Company to be the fair value of the eLoyalty common stock on June 22, 1999. The purchase and sale of common stock to the investors was exempt from registration under Section 4(2) of the Securities Act because the transactions did not involve a public offering.

     On November 12, 1998, Technology Solutions Company made a loan of $1,200,000 to Mr. Conway with a five-year term that, to the extent not forgiven in whole or in part as described below, is payable on demand upon the cessation of Mr. Conway's employment with Technology Solutions Company or its affiliates. The loan bears interest at the rate of 4.5% per annum and, so long as Mr. Conway remains employed by us or our affiliates, the note provides that the principal amount of the loan (and interest accrued thereon) is to be forgiven over a five-year period as follows: 25% of the principal amount on November 12, 1999; $25,000 in principal per month for the next twelve months; $20,000 in principal per month for the next twenty-four months; and $10,000 in principal per month for the next twelve months. In accordance with the terms of the note, as of December 31, 1999, a total of $382,503 in principal and accrued interest has been forgiven, and Mr. Conway's outstanding balance and accrued interest under this note on that date was $875,299. On December 15, 1999, Technology Solutions Company made an additional loan to Mr. Conway in the amount of $125,000. The note representing this loan provides for an interest rate of 5.74% and a payment date of March 1, 2000. The notes representing these loans have been assigned to eLoyalty in connection with the separation of our business operations from Technology Solutions Company.

           eLOYALTY'S RELATIONSHIP WITH TECHNOLOGY SOLUTIONS COMPANY
                               AFTER THE SPIN-OFF

     The spin-off, and the transactions being undertaken in connection with the spin-off, are being effected according to a Reorganization Agreement between us and Technology Solutions Company. In addition, we have entered into or will enter into ancillary agreements contemplated by the Reorganization Agreement and other agreements that will govern various ongoing relationships between us and Technology Solutions Company.

     Below is a summary description of the Reorganization Agreement and some of the ancillary agreements. This description, which summarizes the material terms of those agreements, does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements. Some of these agreements, including the Reorganization Agreement and the forms of Shared Services Agreement and Tax Sharing and Disaffiliation Agreement, have been filed with the Securities and Exchange Commission as exhibits to our registration statement on Form S-1 (No. 333-94293).

REORGANIZATION AGREEMENT

     The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the separation of our business from the remaining Technology Solutions Company business, the spin-off and other agreements governing the relationship between us and Technology Solutions Company after the spin-off.

     Pursuant to the Reorganization Agreement, Technology Solutions Company has transferred to us substantially all of the assets, and we have assumed substantially all of the corresponding liabilities, of our business. The assets of eLoyalty's business were transferred to us on an "as is, where is" basis and no representations or warranties will be made by Technology Solutions Company regarding those assets.

     Subject to some exceptions, the Reorganization Agreement provides for cross-indemnities principally designed to place financial responsibility for the liabilities of our business with us and financial responsibility for the obligations and liabilities of Technology Solutions Company's retained business with Technology Solutions Company. Specifically, we have agreed to assume liability for, and to indemnify Technology Solutions Company against, any and all liabilities associated with our business. These liabilities include any litigation, proceedings or claims relating to the products, services and operations thereof whether or not the underlying basis for such litigation, proceeding or claim arose prior to or after the date of the transfer of our business by Technology Solutions Company to us. Technology Solutions Company has agreed to indemnify us against any and all liabilities associated with Technology Solutions Company's retained business.

     The Reorganization Agreement provides for the allocation of benefits between Technology Solutions Company and us under existing insurance policies after the date of the spin-off for claims made or occurrences prior to the date of the spin-off and sets forth procedures for the administration of insured claims. In addition, the Reorganization Agreement provides that Technology Solutions Company will use its reasonable efforts to maintain directors' and officers' insurance at substantially the level of Technology Solutions Company's current directors' and officers' insurance policy for a period of three years with respect to the directors and officers of Technology Solutions Company who are directors and officers of eLoyalty as of the date of the spin-off for acts relating to periods prior to the date of the spin-off.

     The Reorganization Agreement also provides that Technology Solutions Company and eLoyalty are granted access to some records and information in the possession of the other. This requires the retention by Technology Solutions Company and us, for a period of seven years following the spin-off, of the information in its possession relating to the other. Further, the party in possession of the information must use commercially reasonable efforts to notify the other party of its intention to dispose of such information and, with respect to tax information, the period shall be extended to one year after the expiration of the applicable statute of limitations.

     The Reorganization Agreement also provides that for 18 months starting December 1, 1999, neither Technology Solutions Company nor eLoyalty can solicit or recruit any of the employees of the other. Further, the Reorganization Agreement will address the treatment of employee benefit matters and other compensation arrangements for some former and current eLoyalty employees and their beneficiaries and dependents. These provisions of the Reorganization Agreement contemplate that we will establish retirement savings and welfare plans. The Reorganization Agreement provides that the account balances (including outstanding loans) of all eLoyalty employees participating in Technology Solutions Company's deferred compensation and 401(k) plans are transferred to eLoyalty's new deferred compensation and 401(k) plans and assets held in trust related to such account balances are transferred to new trusts established by us. The Reorganization Agreement will also generally provide that, after the spin-off, we will assume all liabilities for benefits under any welfare plans related to our employees, other than specified claims incurred on or before the spin-off. Moreover, the Reorganization Agreement provides that, effective as of the spin-off, we are responsible for all other liabilities to our employees. The Reorganization Agreement also provides that eLoyalty maintain an employee stock purchase plan substantially similar to Technology Solutions Company's 1995 employee stock purchase plan.

TAX SHARING AND DISAFFILIATION AGREEMENT

     The Technology Solutions Company and eLoyalty Tax Sharing and Disaffiliation Agreement sets forth the rights and obligations of Technology Solutions Company and eLoyalty with respect to taxes imposed on their respective businesses both before and after the spin-off and with respect to "Restructuring Taxes."

     General Taxes. Under the Tax Sharing and Disaffiliation Agreement, we will be liable for and indemnify Technology Solutions Company against any taxes (other than Restructuring Taxes) that are attributable to the business carried on by us. We will indemnify Technology Solutions Company against these taxes even though they may have been incurred prior to the formation of eLoyalty. Technology Solutions Company will indemnify us against any taxes (other than Restructuring Taxes) that are attributable to the business retained by Technology Solutions Company. The Tax Sharing and Disaffiliation Agreement sets forth rules for determining taxes attributable to the eLoyalty business and taxes attributable to the business retained by Technology Solutions Company.

     Restructuring Taxes. Under the Tax Sharing and Disaffiliation Agreement, we will, in general, be liable for any Restructuring Taxes imposed by reason of any "eLoyalty Tainting Act," which means:

     - any inaccuracy or breach of specified representations, warranties, or covenants in the IRS ruling and the material submitted to the IRS in connection with that ruling, in each case, describing the eLoyalty Group (generally, our affiliates and us) or the eLoyalty business;

     - any action (or failure to take any reasonably available action) by any member of the eLoyalty Group; or

     - any acquisition or other transaction involving the capital stock of eLoyalty (other than the distribution of the capital stock of eLoyalty in the spin-off).

     Under the Tax Sharing and Disaffiliation Agreement, Technology Solutions Company will, in general, be liable for any Restructuring Taxes imposed by reason of any "Technology Solutions Company Tainting Act," which means:

     - any inaccuracy or breach of specified representations, warranties, or covenants in the IRS ruling and the materials submitted to the IRS in connection with that ruling, in each case, describing the Technology Solutions Company Group (generally, Technology Solutions Company and its affiliates) or the business retained by Technology Solutions Company;

     - any action (or failure to take any reasonably available action) by any member of the Technology Solutions Company Group; or

     - any acquisition or other transaction involving the capital stock of Technology Solutions Company (other than the distribution of the capital stock of eLoyalty in the spin-off).

     Under the Tax Sharing and Disaffiliation Agreement, eLoyalty and Technology Solutions Company are each liable for 50% of Restructuring Taxes that are not imposed as a result of either an eLoyalty Tainting Act or a Technology Solutions Company Tainting Act. If a Restructuring Tax is imposed where there is both an eLoyalty Tainting Act and a Technology Solutions Company Tainting Act, and each of the eLoyalty Tainting

Act and the Technology Solutions Company Tainting Act would alone be sufficient to result in the imposition of such Restructuring Tax, eLoyalty and Technology Solutions Company are each liable for 50% of such Restructuring Tax. Finally, in the case of a Restructuring Tax that would not have been imposed but for the existence of both an eLoyalty Tainting Act and a Technology Solutions Company Tainting Act, eLoyalty and Technology Solutions Company are each liable for such Restructuring Tax to the extent the eLoyalty Tainting Act and the Technology Solutions Company Tainting Act, respectively, contributed to the imposition of such Restructuring Tax.

     Option Deductions. Under the Tax Sharing and Disaffiliation Agreement, Technology Solutions Company will generally be liable to eLoyalty for an amount equal to (A) any actual federal income tax reduction realized by Technology Solutions Company as a result of a "Net Option Deduction," which term, in general, means any federal income tax deduction or loss (to the extent in excess of any income or gain) recognized by the Technology Solutions Company Affiliated Group (generally, Technology Solutions Company and its subsidiaries that file on a consolidated basis) upon the exercise of eLoyalty stock options by employees of any member of such group minus (B) any employment (or similar) taxes borne by any member of the Technology Solutions Company Affiliated Group with respect to such taxable year as a result of the exercise of eLoyalty stock options by employees of any member of the Technology Solutions Company Affiliated Group. This liability arises only with respect to eLoyalty options exercised after the date eLoyalty provides Technology Solutions Company with an opinion of tax counsel concluding that a Net Option Deduction is available to the Technology Solutions Company Affiliated Group. Technology Solutions Company may condition its liability with respect to a taxable year upon confirmation from tax counsel that no change in law or other circumstance has rendered the original tax opinion's conclusion incorrect. We will be liable to Technology Solutions Company for losses or expenses attributable to the reduction, elimination or deferral of a Net Option Deduction for which Technology Solutions Company has previously made payment to us.

     Administrative matters. The Tax Sharing and Disaffiliation Agreement will also set forth the obligations of eLoyalty and Technology Solutions Company with respect to the filing of tax returns, the administration of tax contests and other matters.

SHARED SERVICES AGREEMENT

     Technology Solutions Company and eLoyalty have entered into a Shared Services Agreement, pursuant to which Technology Solutions Company provides to eLoyalty administrative services that may be necessary to eLoyalty's business. Technology Solutions Company will provide eLoyalty with, among other things, accounting, tax, benefits administration, human resources, information systems, insurance and legal services. The Shared Services Agreement will expire on June 30, 2000 unless the parties mutually agree upon a renewal. For benefits administration, human resources and information systems services Technology Solutions Company will charge eLoyalty based on its percentage of the total number of Technology Solutions Company and eLoyalty employees. For accounting, tax and insurance services Technology Solutions Company will charge eLoyalty based on its percentage of the total revenues of Technology Solutions Company and eLoyalty.

TECHNOLOGY SOLUTIONS COMPANY INTELLECTUAL PROPERTY LICENSE AGREEMENT

     Technology Solutions Company and eLoyalty entered into a Technology Solutions Company Intellectual Property Agreement, pursuant to which Technology Solutions Company will grant to eLoyalty a nonexclusive, royalty-free, worldwide, perpetual license in and to intellectual properties, processes, know-how and technical information of Technology Solutions Company which are not used primarily in connection with eLoyalty's business but which are used in connection with eLoyalty's business as of the date of the spin-off.

eLOYALTY INTELLECTUAL PROPERTY LICENSE AGREEMENT

     eLoyalty and Technology Solutions Company entered into an eLoyalty Intellectual Property Agreement, pursuant to which eLoyalty will grant to Technology Solutions Company a nonexclusive, royalty-free, worldwide, perpetual license in and to intellectual properties, processes, know-how and technical information which were assigned to eLoyalty, which are used primarily in connection with eLoyalty's business, and which were also used in connection with Technology Solutions Company's businesses other than eLoyalty's business as of the date of the spin-off.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The following combined financial statements and supplemental schedule of eLoyalty and Report of Independent Accountants thereon are included herein:

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS
Report of Independent Accountants...........................     29
Combined Balance Sheets as of December 31, 1999 and 1998....     30
Combined Statements of Operations for the years ended
  December 31, 1999 and 1998 (unaudited), the seven month
  period from June 1, 1998 to December 31, 1998, and for
  each of the two years in the period ended May 31, 1998....     31
Combined Statements of Cash Flows for the years ended
  December 31, 1999 and 1998 (unaudited), the seven month
  period from June 1, 1998 to December 31, 1998, and for
  each of the two years in the period ended May 31, 1998....     32
Combined Statements of Changes in Stockholder's Equity and
  Comprehensive Income (Loss) for the year ended December
  31, 1999, the seven month period ended December 31, 1998,
  and for each of the two years in the period ended May 31,
  1998......................................................     33
Notes to Combined Financial Statements......................     34

FINANCIAL STATEMENT SCHEDULE

Schedule II
  --           Valuation and Qualifying Accounts...........................    48

(a)(2) Financial Statement Schedules

     Included in Item 14(a)(1) above

     All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Listing of Exhibits

     The Exhibits required to be part of this Annual Report are listed in the Index to Exhibits on Page 63.

(b) Reports on Form 8-K

     None

(c) Exhibits

     Included in Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 30, 2000.

                                            eLOYALTY CORPORATION

                                            By:     /s/ KELLY D. CONWAY
                                              ----------------------------------
                                                       Kelly D. Conway
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of eLoyalty Corporation and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE(S)                    DATE
                      ---------                                   --------                    ----
                 /s/ KELLY D. CONWAY                   Director, President and             March 30, 2000
-----------------------------------------------------  Chief Executive Officer
                   Kelly D. Conway                     (principal executive officer)

              /s/ TIMOTHY J. CUNNINGHAM                Chief Financial Officer             March 30, 2000
-----------------------------------------------------  (principal financial officer
                Timothy J. Cunningham                  and
                                                       principal accounting officer)

                 /s/ JOHN T. KOHLER                    Director                            March 30, 2000
-----------------------------------------------------
                   John T. Kohler

                /s/ MICHAEL J. MURRAY                  Director                            March 30, 2000
-----------------------------------------------------
                  Michael J. Murray

                 /s/ JOHN R. PURCELL                   Director                            March 30, 2000
-----------------------------------------------------
                   John R. Purcell

                   /s/ TENCH COXE                      Director                            March 30, 2000
-----------------------------------------------------
                     Tench Coxe

               /s/ MICHAEL R. ZUCCHINI                 Director                            March 30, 2000
-----------------------------------------------------
                 Michael R. Zucchini

                   /s/ JAY C. HOAG                     Director                            March 30, 2000
-----------------------------------------------------
                     Jay C. Hoag

                               INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1+      Form of Reorganization Agreement between TSC and eLoyalty
    3.1+      Certificate of Incorporation of eLoyalty, as amended
    3.2+      Bylaws of eLoyalty
    4.1+      Form of Rights Agreement between eLoyalty and ChaseMellon
              Shareholder Services, L.L.C. as Rights Agent
   10.1+      1999 Stock Incentive Plan and Amendment Number One
   10.2+      1999 Employee Stock Purchase Plan
   10.3+      Common Stock Purchase and Sale Agreement dated August 13,
              1999 among TSC, eLoyalty, Sutter Hill Ventures, TCV III
              (GP), TCV III, L.P., TCV III (Q), L.P. and TCV III Strategic
              Partners, L.P.
   10.4+      Registration Rights Agreement dated August 13, 1999 among
              TSC, Sutter Hill Ventures, TCV III (GP), TCV III, L.P., TCV
              III (Q), L.P. and TCV III Strategic Partners, L.P.
   10.5+      Form of Shared Services Agreement between TSC and eLoyalty
   10.6+      Form of Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty
   10.7+      Form of TSC (Licensor) Intellectual Property License
              Agreement
   10.8+      Form of eLoyalty (Licensor) Intellectual Property License
              Agreement
   10.9+      Employment Agreement of Kelly D. Conway
   10.10+     Employment Agreement of Timothy J. Cunningham
   10.11+     Employment Agreement of Craig Lashmet
   10.12+     Kelly D. Conway Promissory Note dated November 12, 1998
   10.13+     Office Lease -- Two Conway Park made as of December 6, 1999 by and between Riggs & Company as Landlord and eLoyalty as
              Tenant
   10.14+     eLoyalty Corporation Executive Deferred Compensation Plan
              dated January 1, 2000
   10.15      Office Lease -- River Place Point II made as of March 17 by and between Investors Life Insurance and eLoyalty as Tenant
   10.16      Line of Credit -- Bank of America
   21.1       Subsidiaries of eLoyalty
   23.1       Consent of PricewaterhouseCoopers LLP, Chicago, Illinois,
              Independent Accountants
   27         Financial Data Schedule

---------------

+ Incorporated by reference to the Company's Registration Statement on Form S-1
  (No 333-94293) which was made effective by the Securities and Exchange Commission on February 8, 2000.