Form 10-Q
period 2000-03-31
ELOYALTY CORP
filed 2000-05-15
CIK 1094348

-------------------------------------------------------------------------------
                                 ---------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(MARK ONE)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                        COMMISSION FILE NUMBER 000-27975

                              eLOYALTY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                           7373                       36-4304577
(State or other jurisdiction of     (Primary Standard Industrial       (I.R.S. Employer
 Incorporation or organization)      Classification Code Number)      Identification No.)

                                 150 FIELD DRIVE
                                    SUITE 250
                           LAKE FOREST, ILLINOIS 60045
                                 (847) 582-7000

   (Address, including zip code and telephone number, including area code, of
                   Registrant's principal executive offices)

                            205 NORTH MICHIGAN AVENUE
                                   SUITE 1500
                             CHICAGO, ILLINOIS 60601
                                 (312) 228-4500

                  (Former address if changed since last report)


                                 ---------------

              INDICATE BY CHECK MARK WHETHER THE REGISTRANT(1) HAS
             FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR
              SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD
             THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
                        AND (2) HAS BEEN SUBJECT TO SUCH
              FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES_X NO _

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE AS OF MAY 10, 2000 WAS 47,148,847.

-------------------------------------------------------------------------------
                                 ---------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
  Item 1.   Financial Statements......................................     1

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     6

  Item 3.   Quantitative and Qualitative Disclosure About Market
              Risk....................................................    10




PART II.
  Item 1.   Legal Proceedings.........................................    11

  Item 2.   Changes in Securities and Use of Proceeds.................    11

  Item 3.   Defaults Upon Senior Securities...........................    11

  Item 4.   Submission of Matters to a Vote of Security Holders.......    11

  Item 5.   Other Information.........................................    11

  Item 6.   Exhibits and Reports on Form 8-K..........................    11


  Signatures..........................................................    12
                              eLOYALTY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


ASSETS                                                                           MARCH 31,   DECEMBER 31,
                                                                                   2000          1999
                                                                                ----------    ----------
                                                                                (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents ....................................................   $  45,243    $  13,462
Marketable securities ........................................................       9,380        7,175
Receivables (less allowances of $2,646 and $2,084, respectively) .............      48,635       44,056
Deferred income taxes ........................................................      11,392        9,057
Prepaid expenses .............................................................       3,740        3,093
Other current assets .........................................................       1,425        1,072
                                                                                 ---------    ---------
          Total current assets ...............................................     119,815       77,915
COMPUTERS, FURNITURE AND EQUIPMENT, NET ......................................       4,446        2,284
GOODWILL, NET ................................................................      10,865       12,129
DEFERRED INCOME TAXES ........................................................       2,534        2,387
LONG-TERM RECEIVABLES AND OTHER ..............................................       1,704        1,888
                                                                                 ---------    ---------
          Total assets .......................................................   $ 139,364    $  96,603
                                                                                 =========    =========


LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable .............................................................   $   3,621    $     640
Accrued compensation and related costs .......................................      12,626       11,687
Deferred compensation ........................................................       9,380        7,175
Other current liabilities ....................................................       4,811        3,486
                                                                                 ---------    ---------
          Total current liabilities ..........................................      30,438       22,988
                                                                                 ---------    ---------
COMMITMENTS AND CONTINGENCIES ................................................        --           --
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
  authorized; none issued and outstanding ....................................        --           --
Common stock, $.01 par value; 100,000,000 shares authorized;
  Issued and outstanding 47,127,031 shares and 41,400,000 shares,
  respectively ...............................................................         471          414
Additional paid-in capital ...................................................     109,367          963
Net advances from Technology Solutions Company ...............................        --         74,048
Retained earnings ............................................................       2,751         --
Other ........................................................................      (3,663)      (1,810)
                                                                                 ---------    ---------
          Total stockholders' equity .........................................     108,926       73,615
                                                                                 ---------    ---------
          Total liabilities and stockholders' equity .........................   $ 139,364    $  96,603
                                                                                 =========    =========



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                  integral part of this financial information.

                              eLOYALTY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                          2000        1999
                                                        ---------   --------
                                                       (UNAUDITED)

REVENUES ............................................   $ 46,179    $ 31,491
  Project personnel .................................    (21,181)    (14,061)
                                                        --------    --------
GROSS PROFIT ........................................     24,998      17,430
                                                        --------    --------
OTHER COSTS AND EXPENSES:
  Selling, general and administrative ...............     19,647      10,240
  Research and development ..........................      2,028       1,176
  Technology Solutions Company corporate services
    expense .........................................      2,210       3,151
  Goodwill amortization .............................      1,246       1,252
                                                        --------    --------
                                                          25,131      15,819
                                                        --------    --------

OPERATING INCOME (LOSS) .............................       (133)      1,611

OTHER INCOME (EXPENSE) ..............................        446        (142)
                                                        --------    --------
INCOME BEFORE INCOME TAXES ..........................        313       1,469
INCOME TAX PROVISION ................................        157         742
                                                        --------    --------
NET INCOME ..........................................   $    156    $    727
                                                        ========    ========


Basic net income per common share ...................   $   0.00    $   0.02
                                                        ========    ========

Diluted net income per common share .................   $   0.00    $   0.02
                                                        ========    ========


Shares used to calculate basic net income per share       44,295      41,400
                                                        ========    ========


Shares used to calculate diluted net income per share     49,909      42,415
                                                        ========    ========




  The accompanying Notes to Condensed Consolidated Financial Statements are an
                  integral part of this financial information.

                              eLOYALTY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                FOR THE THREE MONTH PERIOD ENDED
                                                           MARCH 31,
                                                --------------------------------
                                                       2000        1999
                                                     ---------   --------
                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................   $    156    $    727
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization ................      1,869       1,946
    Provisions for doubtful receivables ..........        552          33
    Equity losses of unconsolidated investee .....       --           141
    Deferred income taxes ........................     (2,565)     (2,192)
    Changes in assets and liabilities:
      Receivables ................................     (5,416)     (9,059)
      Purchases of trading securities related to
         deferred compensation program ...........     (2,205)     (1,539)
      Other current assets .......................     (1,032)       (771)
      Accounts payable ...........................      2,990        (370)
      Accrued compensation and related costs .....      1,027        (464)
      Deferred compensation funds from
         employees ...............................      2,205       1,539
      Other current liabilities ..................      1,436         849
      Other assets ...............................        155        (496)
                                                     --------    --------
         Net cash used in operating
           activities ............................       (828)     (9,656)
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................     (2,754)     (1,887)
                                                     --------    --------
         Net cash used in investing activities ...     (2,754)     (1,887)
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash contribution from Technology Solutions
    Company ......................................     20,000        --
  Transfers from Technology Solutions Company ....      3,081      12,681
  Proceeds from issuance of common stock .........      8,407        --
  Proceeds from stock compensation plans .........      4,787        --
                                                     --------    --------
         Net cash provided by financing activities     36,275      12,681
                                                     --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS ....................................       (912)        677
                                                     --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS ............     31,781       1,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...     13,462       4,411
                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........   $ 45,243    $  6,226
                                                     ========    ========



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                  integral part of this financial information.

                              eLOYALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 -- GENERAL

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999, and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when the Company operated within Technology Solutions Company and subsequent to February 15, 2000, as it operated as a separate publicly traded company. Certain reclassifications have been made to the first quarter 1999 Statement of Operations to conform to the 2000 presentation.

    The results of operations for any interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited combined financial statements and the notes thereto on Form 10-K for the year ended December 1999.

NOTE 2 -- eLOYALTY SPIN-OFF FROM TECHNOLOGY SOLUTIONS COMPANY

    On February 15, 2000 Technology Solutions Company (TSC) successfully completed the spin-off of its eLoyalty division into a separate publicly traded company. To effectuate the transaction, the Board of Directors of TSC declared a dividend payable to the holders of record of TSC as of February 9, 2000, based upon a ratio of one share of the Company's common stock, par value of $0.01 per share for every one share of TSC common stock owned on the record date. Effective February 15, 2000 all of the outstanding shares of common stock were distributed to TSC stockholders. In connection with the spin-off, TSC's net advances to the Company were recorded as common stock and additional paid-in capital. The net assets distributed were as follows :


(In 000's)                                FEBRUARY 15, 2000
                                          -----------------

Cash                                         $  29,278
Receivables, net                                50,056
Other current assets                            23,606
Goodwill                                        11,342
Other long-term assets                           7,379
Accounts payable                                 1,238
Other current liabilities                       26,755
Other comprehensive loss                        (1,516)

     In addition, eLoyalty entered into a $10 million revolving line of credit facility with Bank of America to provide cash for short term operating obligations. TSC has agreed to guarantee obligations under this facility through December 31, 2000. The borrowings under this revolving credit facility bear interest at a rate of LIBOR plus .75%. The credit facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt to equity ratios.

    Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty, TSC will generally be liable to eLoyalty for any income tax benefits realized by TSC related to the exercise of eLoyalty stock options by TSC employees.

NOTE 3 -- COMPREHENSIVE NET INCOME (LOSS)

Comprehensive net income (loss) is comprised of the following:


                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
(In 000's)
                                                   2000           1999
                                                ---------       --------
Net Income                                      $     156       $    727
Other comprehensive income:
  Effect of currency translation                   (1,399)           344
                                                ---------       --------
Other comprehensive net income (loss)           $  (1,243)      $  1,071
                                                =========       ========
                              eLOYALTY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    The accumulated other comprehensive loss, which represents the accumulated effect of currency translation adjustments, was $2.2 million and $0.8 million at March 31, 2000 and December 31, 1999, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

    The Company is involved in various pending or threatened claims in the normal course of business. Management believes that losses, if any, arising from such claims will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

NOTE 5 -- EARNINGS PER SHARE

    The following table sets forth the computation of the shares used in the calculation of basic and diluted earnings per share:

                                                     FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
(In 000's)
                                                           2000          1999
                                                       ----------    ----------
Basic:
   Weighted average common shares outstanding              44,295        41,400

Diluted:
   Effect of dilutive stock options                         5,614         1,015
                                                       ----------    ----------
Weighted average common and common share equivalents       49,909        42,415
                                                       ==========    ==========

NOTE 6 -- SUBSEQUENT EVENTS

Common stock Agreement to Issue to Technology Crossover Ventures
----------------------------------------------------------------

    On April 18, 2000 the Company signed a letter of intent with Technology Crossover Ventures (TCV) to issue 2 million shares of common stock at $13.50 per share, the closing market price on the signing date, for an investment of $27 million in eLoyalty. The issuance of stock is expected to close at the end of the waiting period for the Hart-Scott-Rodino filing. The Company will use the funding to continue its market expansion, build out its infrastructure to support its operations and launch its application service provider model with its newly announced Loyalty Foundation offering.

    The securities to be sold to TCV by the Company will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from registration requirements. Pursuant to the letter of intent, the Company will grant to TCV registration rights customary for this transaction.

    TCV is a venture capital firm based in Palo Alto, California. Jay Hoag, a member of the Board of Directors of eLoyalty, is a general partner of TCV. At March 31, 2000, TCV owned approximately 1.7 million shares, or 3.6% of shares issued and outstanding.

Board of Directors approval of eLoyalty 2000 Stock Incentive Plan
-----------------------------------------------------------------

     On May 12, 2000, the Board of Directors approved the eLoyalty 2000 Stock Incentive Plan. The plan is broadly based and is substantially identical to the 1999 Stock Incentive Plan, except that current employees at or above the level of Senior Vice President and all Directors will be excluded from participation. Option grants under the plan will generally be made at market prices and have vesting periods of one to five years. A total of 2,400,000 shares of eLoyalty common stock will be reserved and held available for issuance under the plan. The purpose of the plan is to use equity incentives to help attract, retain, and reward employees in a highly competitive market and eLoyalty believes equity incentives are an important employee benefit.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999


GENERAL

    On February 15, 2000, Technology Solutions Company (TSC) successfully completed the spin-off of its eLoyalty division into a separate publicly traded company. TSC has contractually agreed to provide certain corporate services to eLoyalty from the date of the spin-off through June 30, 2000. The financial statements include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when the Company operated within Technology Solutions Company and subsequent to February 15, 2000, as it operated as a separate publicly traded company.

    Revenues for the first quarter of 2000 were $46.2 million compared to revenues of $31.5 million for the first quarter of 1999. The operating loss for the current quarter was $0.1 million compared to operating earnings of $1.6 million for the year-ago quarter. Net income for the current quarter totaled $0.2 million, or $0.00 per basic and diluted earnings per share, compared to net income of $0.7 million, or $0.02 per basic and diluted earnings per share, for the year-ago quarter.

REVENUES

    Revenues increased $14.7 million, or 46.6%, to $46.2 million in the first quarter of 2000 from $31.5 million in the prior-year quarter. Professional service fee revenues increased $10.6 million in the quarter-over-quarter comparison to $41.4 million in first quarter of 2000 from $30.8 million in the year-ago quarter. Revenues from software sales increased $3.3 million to $3.7 million in the current year quarter from $0.4 million in the prior-year quarter. Support revenues increased $0.8 million to $1.1 million in the current year period from $0.3 million in the prior-year period.

    The $14.7 million increase in revenues is due primarily to an increase in the average size of client projects as well as higher average billing rates in the period-over-period comparison. Quarter-over-quarter revenues increased in the United States, Australia and Canada by approximately 71.3%, 50.2% and 28.5%, respectively, while revenues declined 31.3% in Europe over the same period.

PROJECT PERSONNEL COSTS

    Project personnel costs increased $7.1 million, or 50.6%, to $21.2 million in the first quarter of 2000 from $14.1 million in the prior-year quarter. The current year increase in project personnel costs is primarily due to a 41.3% increase in the number of billable employees in the period-over-period comparison. Project personnel costs as a percentage of revenues increased to 45.9% in the current year period compared to 44.8% in the prior-year period primarily due to an increase in nonbillable hours as a result of the orientation and training of newly hired engageable consultants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $9.4 million, or 91.9%, to $19.6 million in the first quarter of 2000 from $10.2 million in the prior-year quarter. Selling and marketing expenses increased quarter-over-quarter as a result of the Company's decision to invest in the brand building of eLoyalty as a new stand-alone company and to expand and grow the business development and sales and marketing groups. The Company hired 51 new sales and marketing professionals between the first quarter of 1999 and the first quarter of 2000.

    General and administrative expenses increased in the period-over-period comparison primarily due to the build-out of the Company's corporate infrastructure which includes finance, treasury, legal, human resources, technical support and executive personnel. As a result of the foregoing, selling, general and administrative expenses increased as a percentage of revenues to 42.5% in the current year period from 32.5% in the prior-year period.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $0.8 million, or 72.4%, to $2.0 million in first quarter of 2000 from $1.2 million in the prior-year quarter. Research and development expenses increased as a percentage of revenues from 3.7% in the first quarter of 1999 to 4.4% in the current year quarter primarily due to the Company's increased investment in the Loyalty Lab by hiring 24 additional developers between the first quarter of 1999 and the first quarter of 2000.

TECHNOLOGY SOLUTIONS COMPANY CORPORATE SERVICES EXPENSES

    Technology Solutions Company (TSC) corporate services expenses decreased $0.9 million, or 29.9%, to $2.2 million in the first quarter of 2000 from $3.1 million in the prior-year quarter. Technology Solutions Company corporate services expenses decreased as a percentage of total revenues to 4.8% in the current year quarter from 10.0% in the prior-year quarter primarily due to the elimination of the TSC senior management salary allocation to the Company in the current year quarter.

GOODWILL AMORTIZATION

    Goodwill amortization expenses remained relatively flat at $1.3 million in both the first quarters of 2000 and 1999, respectively. Goodwill amortization as a percentage of revenues declined in the first quarter of 2000 to 2.7% from 4.0% in the prior-year quarter primarily due to the increase in revenues in the current year quarter over the prior-year quarter.

OTHER INCOME (EXPENSE)

    The Company recognized nonoperating other income of $0.5 million in the first quarter of 2000 compared to a nonoperating other loss of $0.1 million in the prior-year quarter. The $0.6 million increase in nonoperating other income is primarily due to a higher average balance in cash and cash equivalents in the current-year period over the prior-year period.

PROVISION FOR INCOME TAXES

    The provision for income taxes decreased to $0.2 million in the first quarter of 2000 compared to $0.7 million in the prior-year quarter. Quarter-over-quarter the effective tax rate remained essentially flat at approximately 50%.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    The Company's principal capital requirements are to fund working capital needs, capital expenditures and other investments in order to support revenue growth. Prior to the February 15, 2000 spin-off from Technology Solutions Company (TSC), these capital requirements were satisfied by funds provided by TSC. TSC has performed cash management services for the Company, whereby the Company's cash flow was directed to TSC, who in turn provided cash to the Company to fund operating expenses and capital expenditures. Following the spin-off, the Company no longer participates in TSC's cash management system, and TSC no longer provides funds to the Company to finance its operations or provide guarantees (except as described below) of its financial or other obligations.

    Net cash used in operations was $0.8 million in the first quarter of 2000, compared with $9.7 million cash used in operations in the prior-year quarter. The primary sources of cash from operations in the first quarter of 2000 include $3.0 million from accounts payable, $1.9 million from depreciation and amortization and $1.4 million from other current liabilities. The primary uses of cash from operations include a $5.4 million increase in receivables and a $2.6 million increase in deferred income taxes. The increase in receivables was mainly due to growth in revenues. Unbilled revenues increased from $6.6 million at December 31, 1999 to $13.7 million at March 31, 2000. Receivables related to amounts billed to clients decreased from $39.6 million at December 31, 1999 to $37.6 million at March 31, 2000. The increase in unbilled revenues resulted from an increase in contracts that were invoiced based on the completion of phases of a project as opposed to our standard monthly billing. This trend may continue in the future. The primary sources of cash from operations in the prior-year quarter were $1.9 million in depreciation and amortization, and $0.8 million in other current liabilities offset by uses of $9.1 million in receivables, $2.2 million in deferred income taxes and $0.8 million in other current assets.

    Capital expenditures for computer, furniture, equipment and leasehold improvements for the period ended March 31, 2000 increased to $2.8 million from $1.9 million in the prior-year period. Total capital expenditures are expected to approximate between $15-$20 million in calendar year 2000, with the majority of expenditures expected to occur over the second and third quarters of the year. Actual expenditures may vary as leases are being pursued as a possible alternative to purchasing assets.

    Net cash provided by financing activities increased $22.0 million to $34.7 million in the current year quarter from $12.7 million in the prior-year quarter. Cash from financing increased primarily as a result of an additional $20 million cash contribution from Technology Solutions Company as part of the spin-off on February 15, 2000. In addition, the Company received $8.4 million in the first quarter of 2000 from the sale of 2.5 million shares of common stock.

    Also, in connection with the spin-off, the Company has entered into a $10 million revolving credit facility with Bank of America to provide the cash needed for short term operating obligations. Technology Solutions Company has agreed to guarantee obligations under the facility through December 31, 2000. The borrowings under the revolving credit facility bear interest at a rate of LIBOR plus .75%. The credit revolving facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt to equity ratios. To date, the Company has not been required to use the credit facility to fund operating requirements.

    On April 18, 2000, the Company signed a letter of intent with Technology Crossover Ventures (TCV) to issue 2 million shares of common stock at $13.50 per share, the closing market price on the signing date, for an investment of $27 million in eLoyalty. The issuance of stock is expected to close at the end of the waiting period for the Hart-Scott-Rodino filing. The Company will use the funding to continue its market expansion, build out infrastructure to support its operations and to aggressively launch its application service provider model with the newly announced Loyalty Foundation offering.

    The securities to be sold to TCV by the Company will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from registration requirements. Pursuant to the letter of intent, the Company will grant to TCV registration rights customary for this transaction.

    TCV is a venture capital firm based in Palo Alto, California. Jay Hoag, a member of the Board of Directors of eLoyalty, is a general partner of TCV. At March 31, 2000, TCV owned approximately 1.7 million shares, or 3.6% of shares issued and outstanding.

     On May 12, 2000, the Board of Directors approved the eLoyalty 2000 Stock Incentive Plan. The plan is broadly based and is substantially identical to the 1999 Stock Incentive Plan, except that current employees at or above the level of Senior Vice President and all Directors will be excluded from participation. Option grants under the plan will generally be made at market prices and have vesting periods of one to five years. A total of 2,400,000 shares of eLoyalty common stock will be reserved and held available for issuance under the plan. The purpose of the plan is to use equity incentives to help attract, retain, and reward employees in a highly competitive market and eLoyalty believes equity incentives are an important employee benefit.

LIQUIDITY

    At March 31, 2000 the Company had cash and equivalents of $45.2 million, an increase of $31.8 million from December 31, 1999, primarily due to increased cash from financing activities as discussed earlier.

    Management believes that current cash and cash equivalents anticipated TCV stock sale, the revolving credit facility and cash flow from operations should be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company may obtain additional equity financing in 2000 through a public offering. In addition, the Company may obtain additional capital through a private placement of equity with strategic or other investors or through additional debt financing. Management believes that in the future the Company will be able to access the capital markets on terms and in amounts that will be satisfactory to the Company, although there can be no assurance in that regard.

NEW ACCOUNTING STANDARDS

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for eLoyalty). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on our results of operations, financial position or cash flows.

    The U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 is required in the second quarter of 2000. The Company anticipates that the adoption of SAB 101 will not have a significant effect on our results of operations, financial position or cash flows.


YEAR 2000 ISSUE

    The Company did not experience any significant Year 2000 disruptions and none of the Company's suppliers or vendors have experienced Year 2000 disruptions that have had a significant impact on the Company.


QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    We provide our solutions to clients in a number of countries including the United States, Canada, United Kingdom, Germany, France, Switzerland and Australia. For the periods ended March 31, 2000 and 1999, 23.5% and 24.7%, respectively, of our revenues were denominated in foreign currencies such as Pound Sterling, Deutsche Marks, French Francs, Swiss Francs, Euros, Australian dollars and Canadian dollars. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. As a result of our exposure to foreign currencies, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Revenues of our foreign subsidiaries are currently realized or received in U.S. dollars or in various foreign currencies. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to those clients. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes.


-------------------------------------------------------------------------------


    The preceding discussion and other financial information in this Form 10-Q contain forward-looking information that involves risks and uncertainties. eLoyalty's actual results could differ materially from those anticipated by such forward-looking information for many reasons, including competitive factors, risks associated with eLoyalty's expansion plans and transitional service agreements with Technology Solutions Company. For additional information refer to the Company's Form 10-K filing for the calendar year ended December 31, 1999.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

    The Company is involved in various pending or threatened claims in the normal course of business. Management believes that losses, if any, arising from such claims will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

Item 2.  Changes in Securities.

  Not applicable.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Not applicable.

Item 5.  Other Information.

  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27.1 Financial Data Schedule

         b)  Reports on Form 8-K

         The Company filed Form 8-K under Item 5 on April 25, 2000 which announced the issuance of 2 million shares of common stock to Technology Crossover Ventures at $13.50, the closing market price on the signing date.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 12, 2000.

eLOYALTY CORPORATION



/s/ TIMOTHY J. CUNNINGHAM                           Date: May 12, 2000
------------------------------

Timothy J. Cunningham
CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS


Exhibit Number                Exhibit Description

27.1                          Financial Data Schedule