Form 10-Q
period 2000-06-30
ELOYALTY CORP
filed 2000-08-14
CIK 1094348

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-27975

                              ELOYALTY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                        36-4304577
       (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                         Identification No.)

                                150 FIELD DRIVE
                                   SUITE 250
                          LAKE FOREST, ILLINOIS 60045
                                 (847) 582-7000
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]     NO [ ]

     THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF AUGUST 7, 2000 WAS 49,359,440.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements..............................      1
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................      6
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................     12
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.........     13
  Item 6. Exhibits and Reports on Form 8-K..................     13
  Signatures................................................     14
  Exhibit Index.............................................     15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ELOYALTY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2000            1999
                                                                  --------      ------------
                                                                (UNAUDITED)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents...................................      $ 73,470        $13,462
Marketable securities.......................................         9,260          7,175
Receivables (less allowances of $2,043 and $2,084,
  respectively).............................................        51,692         44,056
Deferred income taxes.......................................        13,301          9,057
Prepaid expenses............................................         3,993          3,093
Other current assets........................................         1,355          1,072
                                                                  --------        -------
     Total current assets...................................       153,071         77,915
COMPUTERS, FURNITURE AND EQUIPMENT, NET.....................         7,443          2,284
GOODWILL, NET...............................................         9,623         12,129
DEFERRED INCOME TAXES.......................................         2,911          2,387
LONG-TERM RECEIVABLES AND OTHER.............................         2,627          1,888
                                                                  --------        -------
     Total assets...........................................      $175,675        $96,603
                                                                  ========        =======

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................      $  5,359        $   640
Accrued compensation and related costs......................        16,275         11,687
Deferred compensation.......................................         9,260          7,175
Other current liabilities...................................         7,374          3,486
                                                                  --------        -------
     Total current liabilities..............................        38,268         22,988
                                                                  --------        -------
COMMITMENTS AND CONTINGENCIES...............................            --             --
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
  authorized; none issued and outstanding...................            --             --
Common stock, $.01 par value; 100,000,000 shares authorized;
  Issued and outstanding 49,262,729 shares and 41,400,000
  shares, respectively......................................           493            414
Additional paid-in capital..................................       138,508            963
Net advances from Technology Solutions Company..............            --         74,048
Retained earnings...........................................         3,157             --
Other.......................................................        (4,751)        (1,810)
                                                                  --------        -------
     Total stockholders' equity.............................       137,407         73,615
                                                                  --------        -------
     Total liabilities and stockholders' equity.............      $175,675        $96,603
                                                                  ========        =======

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE               FOR THE
                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            ------------------    ------------------
                                                             2000       1999       2000       1999
                                                             ----       ----       ----       ----
                                                               (UNAUDITED)           (UNAUDITED)
REVENUES................................................    $50,960    $36,145    $97,139    $67,636
  Project personnel.....................................     24,908     16,954     46,089     31,015
                                                            -------    -------    -------    -------
GROSS PROFIT............................................     26,052     19,191     51,050     36,621
                                                            -------    -------    -------    -------
OTHER COSTS AND EXPENSES:
  Selling, general and administrative...................     20,712     10,125     40,360     20,365
  Research and development..............................      2,300      1,331      4,328      2,507
  Technology Solutions Company corporate services
     expense............................................      1,800      3,555      4,010      6,706
  Goodwill amortization.................................      1,242      1,249      2,488      2,501
                                                            -------    -------    -------    -------
                                                             26,054     16,260     51,186     32,079
                                                            -------    -------    -------    -------
OPERATING INCOME (LOSS).................................         (2)     2,931       (136)     4,542
OTHER INCOME (EXPENSE)..................................        815        (95)     1,261       (237)
                                                            -------    -------    -------    -------
INCOME BEFORE INCOME TAXES..............................        813      2,836      1,125      4,305
INCOME TAX PROVISION....................................        407      1,356        563      2,098
                                                            -------    -------    -------    -------
NET INCOME..............................................    $   406    $ 1,480    $   562    $ 2,207
                                                            =======    =======    =======    =======
NET INCOME PER SHARE:
  Basic.................................................    $  0.01    $  0.04    $  0.01    $  0.05
                                                            =======    =======    =======    =======
  Diluted...............................................    $  0.01    $  0.03    $  0.01    $  0.05
                                                            =======    =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................     47,850     41,400     46,875     41,400
                                                            =======    =======    =======    =======
  Diluted...............................................     53,134     42,446     52,618     42,431
                                                            =======    =======    =======    =======

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                     SIX MONTH
                                                                   PERIOD ENDED
                                                                     JUNE 30,
                                                                -------------------
                                                                 2000        1999
                                                                 ----        ----
                                                                    (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income................................................    $   562    $  2,207
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................      3,230       3,033
     Provisions for doubtful receivables....................        (61)        601
     Equity losses of unconsolidated investee...............         --         252
     Deferred income taxes..................................     (5,118)     (1,686)
  Changes in assets and liabilities:
     Receivables............................................     (8,144)    (18,692)
     Purchases of trading securities related to deferred
      compensation program..................................     (2,085)     (2,059)
     Other current assets...................................     (1,250)       (357)
     Accounts payable.......................................      4,750        (485)
     Accrued compensation and related costs.................      4,778       3,885
     Deferred compensation funds from employees.............      2,085       2,059
     Other current liabilities..............................      4,132        (252)
     Other assets...........................................       (876)        240
                                                                -------    --------
       Net cash provided by (used in) operating
        activities..........................................      2,003     (11,254)
                                                                -------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures......................................     (5,792)       (695)
                                                                -------    --------
       Net cash used in investing activities................     (5,792)       (695)
                                                                -------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Cash contribution from Technology Solutions Company.......     20,000          --
  Transfers from Technology Solutions Company...............      4,565      14,647
  Proceeds from issuance of common stock....................     34,817          --
  Proceeds from stock compensation plans....................      6,164          --
                                                                -------    --------
       Net cash provided by financing activities............     65,546      14,647
                                                                -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     (1,749)          8
                                                                -------    --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................     60,008       2,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     13,462       4,411
                                                                -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $73,470    $  7,117
                                                                =======    ========

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- GENERAL

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty include all normal and recurring adjustments necessary to present fairly its financial position as of June 30, 2000, the results of its operations for the three months and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999, and are in conformity with Securities and Exchange Commission
(SEC) Rule 10-01 of Regulation S-X. The financial statements include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when the Company operated within Technology Solutions Company (TSC), and subsequent to February 15, 2000, as it operated as a separate publicly traded company. Certain reclassifications have been made to the second quarter and year-to-date 1999 Statements of Operations to conform to the 2000 presentation. eLoyalty operates as a single business segment.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited combined financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 -- ELOYALTY SPIN-OFF FROM TECHNOLOGY SOLUTIONS COMPANY

     eLoyalty was spun off from (TSC) into a separately traded public company on February 15, 2000. The spin-off transaction, which was approved by the TSC Board of Directors on February 9, 2000, was accomplished by distributing to TSC stockholders as a dividend all of the outstanding common stock of eLoyalty owned by TSC. In the spin-off, TSC stockholders received one share of eLoyalty common stock, par value of $0.01 per share, for every one share of TSC common stock they owned of record as of February 9, 2000. In connection with the spin-off, TSC's net advances to eLoyalty were recorded as common stock and additional paid-in capital. The net assets distributed to eLoyalty were as follows:

                                                                FEBRUARY 15, 2000
                         (IN 000'S)                             -----------------
Cash........................................................         $30,794
Receivables, net............................................          50,056
Other current assets........................................          23,603
Goodwill....................................................          11,342
Other long-term assets......................................           7,379
Accounts payable............................................           1,238
Other current liabilities...................................          26,784
Other comprehensive loss....................................          (1,516)

     eLoyalty entered into a $10 million revolving line of credit facility with Bank of America to provide cash for short-term operating obligations. TSC has agreed to guarantee obligations under this facility through December 30, 2000. Borrowings under this revolving credit facility generally bear interest at LIBOR plus 0.75%. The revolving credit facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt to equity ratios.

     Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty, TSC will generally be liable to eLoyalty for any income tax benefits realized by TSC related to the exercise of eLoyalty stock options by TSC employees.

                              ELOYALTY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3 -- COMPREHENSIVE NET INCOME (LOSS)

     Comprehensive net income (loss) is comprised of the following:

                                                                FOR THE THREE      FOR THE SIX MONTHS
                                                                MONTHS ENDED              ENDED
                                                                  JUNE 30,              JUNE 30,
                        (IN 000'S)                            -----------------    -------------------
                                                               2000       1999       2000       1999
                                                               ----       ----       ----       ----
                                                                            (UNAUDITED)
Net Income................................................    $   406    $1,480    $   562     $2,207
Other comprehensive (loss) income:
  Effect of currency translation..........................     (1,158)     (336)    (2,557)         8
                                                              -------    ------    -------     ------
Comprehensive net (loss) income...........................    $  (752)   $1,144    $(1,995)    $2,215
                                                              =======    ======    =======     ======

     The accumulated other comprehensive loss, which represents the accumulated effect of foreign currency translation adjustments, was $3.4 million and $0.8 million at June 30, 2000 and December 31, 1999, respectively.

NOTE 4 -- EARNINGS PER SHARE

     The following table sets forth the computation of the shares used in the calculation of basic and diluted earnings per share:

                                                                 FOR THE THREE        FOR THE SIX
                                                                  MONTHS ENDED        MONTHS ENDED
                                                                    JUNE 30,            JUNE 30,
                         (IN 000'S)                             ----------------    ----------------
                                                                 2000      1999      2000      1999
                                                                 ----      ----      ----      ----
                                                                            (UNAUDITED)
Basic:
  Weighted average common shares outstanding................    47,850    41,400    46,875    41,400
Diluted:
  Effect of dilutive stock options..........................     5,284     1,046     5,743     1,031
                                                                ------    ------    ------    ------
Weighted average common and common share equivalents........    53,134    42,446    52,618    42,431
                                                                ======    ======    ======    ======

NOTE 5 -- ELOYALTY COMMON STOCK ISSUANCE TO TECHNOLOGY CROSSOVER VENTURES

     On May 26, 2000, eLoyalty closed its common stock purchase agreement with several Technology Crossover Venture (TCV) entities and issued 2 million shares of eLoyalty common stock in return for aggregate cash proceeds of $27 million. The stock purchase price of $13.50 per share was based on the closing market price on the signing date of the initial letter of intent. After completion of the investment, TCV beneficially owned approximately 3.7 million shares, or approximately 7.8%, of eLoyalty's issued and outstanding shares. eLoyalty plans to use the funding for general corporate purposes, including continued business and market expansion and infrastructure build-out.

NOTE 6 -- BOARD OF DIRECTORS APPROVAL OF ELOYALTY 2000 STOCK INCENTIVE PLAN

     On May 12, 2000, the Board of Directors approved the eLoyalty Corporation 2000 Stock Incentive Plan. The plan is broadly based and provides for the grant of nonqualified stock options at not less than the fair market value of shares of eLoyalty common stock on the date of grant. A total of 2,400,000 shares of eLoyalty common stock will be reserved and held available for issuance under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and other parts of this quarterly report contain forward-looking statements and analysis. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions. These forward-looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results or Market Price of Stock." Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC, including Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2000, the Company's Annual Report on Form10-K for the fiscal year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q for quarterly periods in 2000. Readers are cautioned not to place undue reliance on these forward-looking statements. They reflect management's opinions and assumptions only as of the date they are made, and the Company undertakes no obligation to publicly release any revisions or updates to any such forward-looking statements.

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

     GENERAL

     eLoyalty was spun off from TSC into a separate publicly traded company on February 15, 2000. Accordingly, the Statement of Operations for the quarter ended June 30, 2000 reflects eLoyalty's results as a stand-alone company. The Statement of Operations for the quarter ended June 30, 1999 is presented as if eLoyalty operated as a separate entity during that period, and includes a cost allocation of certain TSC general corporate expenses that were not directly related to eLoyalty's operations. These costs were allocated proportionately to eLoyalty based on revenues and headcount. Certain reclassifications have been made in the Statement of Operations for the quarter ended June 30, 1999 to conform to the 2000 presentation.

     Revenues for the second quarter of 2000 were $51.0 million compared to revenues of $36.1 million for the second quarter of 1999. The operating results for the current quarter were approximately break even compared to operating earnings of $2.9 million for the year-ago quarter. Net income for the current quarter totaled $0.4 million, or $0.01 per share on a primary and fully diluted basis, compared to net income of $1.5 million, or $0.04 per share on a primary and $0.03 per share on a diluted basis, for the year-ago quarter.

     REVENUES

     Revenues increased $14.9 million, or 41.3%, to $51.0 million in the second quarter of 2000 from $36.1 million in the prior-year quarter. Professional service fee revenues increased $13.2 million in the quarter-over-quarter comparison to $48.1 million in the second quarter of 2000 from $34.9 million in the year-ago quarter. Revenues from software sales increased $0.8 million to $1.6 million in the current-year quarter from $0.8 million in the prior-year quarter. Support revenues increased $0.9 million to $1.3 million in the current-year period from $0.4 million in the prior-year period.

     The $14.9 million increase in revenues is due to ongoing demand for the customer relationship management services provided by eLoyalty and resulted in an increase in the number and average size of client projects in the period-over-period comparison. Revenues increased in the second quarter of 2000 over the prior-year quarter in the United States, Canada and Australia by approximately 52.3%, 26.1% and 15.8%, respectively, while revenues declined 10.3% in Europe for the same period.

     PROJECT PERSONNEL COSTS

     Project personnel costs increased $7.9 million, or 46.5%, to $24.9 million in the second quarter of 2000 from $17.0 million in the prior-year quarter. The current-year increase in project personnel costs is primarily due to a 37.4% increase in the number of billable employees in the period-over-period comparison. Project personnel costs as a percentage of revenues increased to 48.9% in the current year period compared to 46.9% in the prior-year period, primarily due to a 42.2% increase in the use of subcontractors in the period-over-period comparison. eLoyalty utilizes subcontractors when internal resources are not available to meet demands.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $10.6 million, or 105.0%, to $20.7 million in the second quarter of 2000 from $10.1 million in the prior-year quarter. Selling and marketing expenses increased quarter-over-quarter as a result of our continued expansion of the business development and sales and marketing groups, and our continued investment in the brand building and name recognition of eLoyalty as a stand-alone company.

     General and administrative expenses increased in the period-over-period comparison primarily due to the continued build-out of our corporate infrastructure, finance, treasury, legal, human resources, technical support and management personnel additions, and an increase in non-labor related expenses attributable to the growth in billable consultants. As a result of the foregoing, selling, general and administrative expenses increased as a percentage of revenues to 40.6% in the current-year period from 28.0% in the prior-year period.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $1.0 million, or 76.9%, to $2.3 million in second quarter of 2000 from $1.3 million in the prior-year quarter. Research and development expenses increased as a percentage of revenues from 3.7% in the second quarter of 1999 to 4.5% in the current-year quarter, primarily due to increased investments in the Loyalty Lab, including the addition of 20 developers.

     TSC CORPORATE SERVICES EXPENSES

     TSC contractually agreed to provide certain corporate services to eLoyalty from the date of the spin-off through June 30, 2000. The shared services agreement between eLoyalty and TSC has been extended into the third quarter of 2000 to provide selected support services in the IT, accounting and human resources areas.

     TSC corporate services expenses decreased $1.8 million, or 50.0%, to $1.8 million in the second quarter of 2000 from $3.6 million in the prior-year quarter. TSC corporate services expenses decreased as a percentage of total revenues to 3.5% in the current-year quarter from 9.8% in the prior-year quarter. This was due primarily to the elimination of the allocation to eLoyalty of TSC senior management salary expenses in the current-year quarter.

     GOODWILL AMORTIZATION

     Goodwill amortization expenses remained relatively flat at $1.2 million in the second quarter of 2000 compared to $1.3 million in the prior-year quarter. Goodwill amortization as a percentage of revenues declined in the second quarter of 2000 to 2.4% from 3.5% in the prior-year quarter, reflecting the growth in revenues in the quarter-to-quarter comparison.

     OTHER INCOME (EXPENSE)

     eLoyalty recognized non-operating other income of $0.8 million in the second quarter of 2000 compared to a non-operating other loss of $0.1 million in the prior-year quarter. The $0.9 million increase in non-operating other income is primarily due to incremental interest income earned as a result of higher average cash and cash equivalent balances in the current-year period over the prior-year period.

     PROVISION FOR INCOME TAXES

     The provision for income taxes decreased to $0.4 million in the second quarter of 2000 compared to $1.4 million in the prior-year quarter, primarily due to a decline in pre-tax income in the period-over-period comparison. The effective tax rate increased slightly to 50.0% in the current-year quarter compared to 47.8% in the prior-year quarter.

FIRST SIX MONTHS OF 2000 COMPARED WITH FIRST SIX MONTHS OF 1999

     GENERAL

     eLoyalty was spun off from TSC into a separate publicly traded company on February 15, 2000. The financial statements for the first six months of 2000 include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when eLoyalty operated within TSC, and subsequent to February 15, 2000, as eLoyalty operated as a separate publicly traded company. The Statement of Operations for the six months ended June 30, 1999 is presented as if eLoyalty operated as a separate entity during that period and includes a cost allocation of certain TSC general corporate expenses, which were not directly related to eLoyalty's operations. These costs were allocated proportionately to eLoyalty based on revenue and headcount. Certain reclassifications have been made to the Statement of Operations for the six months ended June 30, 1999 to conform to the 2000 presentation.

     Revenues for the first six months of 2000 were $97.1 million compared to revenues of $67.6 million for the first six months of 1999. The operating results for the current-year period was $0.1 million operating loss compared to operating earnings of $4.5 million for the year-ago period. Net income for the current six-month period totaled $0.6 million, or $0.01 per share on a primary and fully diluted basis, compared to net income of $2.2 million, or $0.05 per share on a primary and fully diluted basis, for the year-ago period.

     REVENUES

     Revenues increased $29.5 million, or 43.6%, to $97.1 million in the first six months of 2000 from $67.6 million in the prior-year period. Professional service fee revenues increased $23.9 million in the year-over-year comparison to $89.6 million in 2000 from $65.7 million in the year-ago period. Revenues from software sales increased $4.0 million to $5.2 million in the current-year period from $1.2 million in the prior-year period. Support revenues increased $1.6 million to $2.3 million in the current-year period from $0.7 million in the prior-year period.

     The $29.5 million increase in revenues is due to ongoing demand for the customer relationship management services provided by eLoyalty and resulted in an increase in the number and average size of client projects in the period-over-period comparison. Current year-to-date revenues increased in the United States, Canada and Australia by approximately 59.4%, 27.3% and 27.4%, respectively, over the comparable prior-year period, while revenues declined 22.9% in Europe over the same period.

     PROJECT PERSONNEL COSTS

     Project personnel costs increased $15.1 million, or 48.7%, to $46.1 million in the first six months of 2000 from $31.0 million in the prior-year period. The current-year increase in project personnel costs is primarily due to a 37.4% increase in the number of billable employees in the period-over-period comparison. Project personnel costs as a percentage of revenues increased to 47.5% in the current-year period compared to 45.9% in the prior-year period, primarily due to a 75.8% increase in the use of subcontractors in the period-over-period comparison. eLoyalty utilizes subcontractors when internal resources are unavailable to meet demand.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $20.0 million, or 98.0%, to $40.4 million in the first six months of 2000 from $20.4 million in the prior-year period. Selling and marketing expenses increased period-over-period as a result of our continued expansion of the business development and sales and marketing groups, and our continued investment in the brand building and name recognition of eLoyalty as a stand-alone company.

     General and administrative expenses increased in the period-over-period comparison, primarily due to the continued build-out of our corporate infrastructure, finance, treasury, legal, human resources, technical support and management personnel additions, and an increase in non-labor related expenses attributable to growth in billable consultants. As a result of the foregoing, selling, general and administrative expenses increased as a percentage of revenues to 41.5% in the current-year period from 30.1% in the prior-year period.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $1.8 million, or 72.0%, to $4.3 million in first six months of 2000 from $2.5 million in the prior-year period. Research and development expenses increased as a percentage of revenues from 3.7% in the prior-year period to 4.5% in the current year period, primarily due to our increased investment in the Loyalty Lab, including the addition 20 developers.

     TSC

     TSC corporate services expenses decreased $2.7 million, or 40.3%, to $4.0 million in the first six months of 2000 from $6.7 million in the prior-year period. TSC corporate services expenses decreased as a percentage of total revenues to 4.1% in the current-year period from 9.9% in the prior-year period. This was due to the elimination of the allocation to eLoyalty of TSC senior management salary expenses in the current-year period.

     GOODWILL AMORTIZATION

     Goodwill amortization expenses remained relatively flat at $2.5 million in both the first six months of 2000 and 1999, respectively. Goodwill amortization as a percentage of revenues declined in the current year period to 2.6% from 3.7% in the prior-year period, reflecting the increase in revenues in the current-year period over the prior-year period.

     OTHER INCOME (EXPENSE)

     eLoyalty recognized non-operating other income of $1.3 million in the first six months of 2000 compared to a non-operating other loss of $0.2 million in the prior-year period. The $1.5 million increase in non-operating other income is primarily due to incremental interest income earned as a result of a higher average cash and cash equivalent balances in the current-year period over the prior-year period.

     PROVISION FOR INCOME TAXES

     The provision for income taxes decreased to $0.6 million in the first six months of 2000 compared to $2.1 million in the prior-year period, primarily as a result of a decline in pre-tax income in the period-over-period comparison. The effective tax rate increased slightly to 50.0% in the current-year period from 48.7% in the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

     eLoyalty, principal capital requirements are to fund working capital needs, capital expenditures and other investments in order to support revenue growth. Following the spin-off, eLoyalty no longer receives operational funding from TSC or TSC guarantees (except as described below) of eLoyalty financial or other obligations. eLoyalty no longer participates in the TSC cash management program and so has implemented its own cash management system.

     At June 30, 2000, eLoyalty had cash and cash equivalents of approximately $73.5 million, an increase of approximately $60.0 million from December 31, 1999. This increase is due primarily to the cash generated from the financing activities described below.

     Net cash of $2.0 million was provided by operations for the first six months of 2000 compared to $11.3 million used in operations in the prior-year period. eLoyalty's generation of positive cash flows from operations during the first six months of 2000 as compared to the same period in the prior year is due primarily to revenue growth and improved working capital management, partially offset by increased working capital requirements associated with that revenue growth.

     Cash flows used in investing activities related primarily to capital expenditures for computer, furniture, equipment and leasehold improvements in connection with eLoyalty's build-out of its infrastructure as a separate publicly traded company. Capital expenditures for the year-to-date period ended June 30, 2000 increased to $5.8 million from $0.7 million in the prior-year period. Total capital expenditures are expected to approximate between $15-$20 million in calendar year 2000. Actual expenditures may vary as leases are being pursued as a possible alternative to asset purchases.

     Cash flows provided by financing activities increased $50.9 million to $65.5 million in the current-year period from $14.6 million in the same period in 1999. Cash from financing increased primarily as a result of the issuance of
4.5 million shares of common stock to venture capital investors for net proceeds of $34.8 million, a $20 million cash contribution from TSC as part of the spin-off on February 15, 2000 and cash proceeds received in connection with the exercise of employee stock options and purchases under the Company's employee stock purchase plan.

     In connection with the spin-off, eLoyalty entered into a $10 million revolving credit facility with Bank of America to provide the cash needed for short-term operating obligations. TSC has agreed to guarantee obligations under the facility through December 30, 2000. Borrowings under the revolving credit facility bear interest at LIBOR plus 0.75 %. The credit revolving facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt to equity ratios. At June 30, 2000, eLoyalty had three letters of credit outstanding totaling $0.2 million, to secure new office space in the United States, Europe and Australia, and had $9.8 million of credit available under the revolving credit facility.

     On July 24, 2000, eLoyalty announced the formation of a new $30 million venture capital fund, eLoyalty Ventures, L.L.C., with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures. eLoyalty Ventures plans to focus on investing in early-stage electronic customer relationship management (eCRM) software companies. eLoyalty has committed to invest, through another newly formed entity, up to $14.7 million in eLoyalty Ventures. eLoyalty anticipates that it will have sufficient cash resources and available credit to satisfy its capital commitment, as and when required.

     eLoyalty anticipates that current cash resources, together with existing sources of liquidity and anticipated cash flows from operations, should be sufficient to satisfy eLoyalty's working capital and capital expenditure needs, as well as its other existing cash commitments, through at least the next twelve months.

NEW ACCOUNTING STANDARDS

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for eLoyalty). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet as assets or liabilities at their fair value. It also requires entities to reflect the gains or losses associated with changes in the fair value of derivatives each period, either in current earnings or as a separate component of other comprehensive income, depending on the nature of the underlying contract or transaction. eLoyalty anticipates that the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position or cash flows.

     Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), provides guidance in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. On June 26, 2000, the SEC issued SAB 101B, an amendment to SAB 101 which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company anticipates that the adoption of SAB 101 in the fourth quarter of this year will not have a material effect on its results of operations, financial position or cash flows.

YEAR 2000 ISSUE

     eLoyalty knows of no significant Year 2000 related failures which have affected Company-provided software or services, corporate support services provided to eLoyalty by TSC in connection with the spin-off or other internal Company systems.

     Since its inception as a TSC business unit, eLoyalty has designed and developed software and systems solutions for its clients. In doing so, eLoyalty has recommended, implemented and at times customized third-party software packages for, and licensed its own propriety software to, its clients. Due to the large number of engagements eLoyalty has undertaken over the years, there can be no assurance that all such software and systems will be Year 2000 compliant on that eLoyalty may not be subject to future claims as a result.

FACTORS THAT MAY AFFECT FUTURE RESULTS OR MARKET PRICE OF STOCK

     Some of the factors that may affect eLoyalty's future results or the market price of its stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this report include the following:

     - eLoyalty's ability to manage rapid growth, expansion into new geographic and market areas and development and introduction of new services offerings, including its timely and cost-effective implementation of enhanced operating and financial systems and procedures;

     - challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in an extremely competitive information technology labor market;

     - the rapid pace of technological innovation in the information technology industry, including frequent technological advances and new product introductions and enhancements, and eLoyalty's continuing ability to create solutions that are based on leading technologies, adaptable to evolving standards and responsive to client needs and preferences;

     - continuing intense competition in the information technology services industry generally and in particular among those focusing on the provision of eCRM services and software, including both firms with significantly greater financial and technical resources than the Company and new entrants;

     - eLoyalty's ability to manage the risks associated with client projects in general as well as new services offerings, including risks relating to unanticipated variations in the number, size and scope of projects, the cancellation or deferral of major client projects or follow-on phases of engagements in process, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

     - continued access to sufficient debt or equity capital to meet the Company's future operating and financial needs;

     - protection of the Company's technology, proprietary information and other intellectual property rights or challenges to the Company's intellectual property by third parties;

     - future legislative or regulatory actions relating to the information technology or information technology services industries;

     - risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization; and

     - the overall demand for eCRM services and software and information technology generally, as well as general business, capital market and economic conditions and volatility.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     eLoyalty provides eCRM solutions to clients in a number of countries, including the United States, Canada, the United Kingdom, Germany, France, Switzerland and Australia. Revenues denominated in foreign currencies represented approximately 15%-16% of total revenues in the three-month and six-month periods ended June 30, 2000 and approximately 22%-24% of revenues in the year-ago periods. The Company expects that a similar percentage of its international revenues and costs will be denominated in foreign currencies in the future. Although eLoyalty has not yet experienced material fluctuations in its results of operations due to foreign currency exchange rate changes, its financial results could be adversely affected by changes in foreign currency exchange rates or weak economic conditions in those foreign markets.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     On May 26, 2000, the Company completed the issuance and sale of 2.0 million newly issued shares of its common stock to several Technology Crossover Ventures entities for an aggregate purchase price of $27 million. The purchase price of $13.50 per share was the closing market price of eLoyalty common stock on April 18, 2000, the date of the letter of intent relating to the transaction. These shares were issued without registration under the Securities Act of 1933 pursuant to the exemption afforded by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits

        10.1 Common Stock Purchase Agreement, dated as of May 26, 2000, among eLoyalty Corporation and TCV IV, L.P., TCV IV Strategic Partners, L.P., TCV III (GP), TCV III (Q), L.P. and TCV III Strategic Partners, L.P.

        10.2 Investor Rights Agreement, dated as of May 26, 2000, among eLoyalty Corporation and TCV IV, L.P., TCV IV Strategic Partners, L.P., TCV III
        (GP), TCV III (Q), L.P. and TCV III Strategic Partners, L.P.

        10.3* eLoyalty Corporation 2000 Stock Incentive Plan

        27.1 Financial Data Schedule

     b) Reports on Form 8-K

        On April 25, 2000, the Company filed a Current Report on Form 8-K which reported under Item 5 the issuance and sale of 2.0 million shares of common stock to Technology Crossover Ventures at $13.50 per share, the closing market price on the letter of intent date.

-------------------------
* Included as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-42284) filed with the SEC on July 26, 2000 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 14, 2000.
                                          /s/ TIMOTHY J. CUNNINGHAM
                                          --------------------------------------
                                          Timothy J. Cunningham
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Duly authorized signatory and
                                          principal financial officer)
ELOYALTY CORPORATION
Date: August 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.1       Common Stock Purchase Agreement dated, as of May 26, 2000, among eLoyalty Corporation and TCV IV, L.P., TCV IV
           Strategic Partners, L.P., TCV III (GP), TCV III (Q), L.P.
           and TCV III Strategic Partners, L.P.
10.2       Investor Rights Agreement, dated as of May 26, 2000, among
           eLoyalty Corporation and TCV IV, L.P., TCV IV Strategic
           Partners, L.P., TCV III (GP), TCV III (Q), L.P., and TCV III
           Strategic Partners, L.P.
10.3*      eLoyalty Corporation 2000 Stock Incentive Plan
27.1       Financial Data Schedule

-------------------------
* Included as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-42284) filed with the SEC on July 26, 2000 and incorporated herein by reference.