Form 10-Q
period 2000-09-30
ELOYALTY CORP
filed 2000-11-14
CIK 1094348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

     THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF NOVEMBER 7, 2000 WAS 49,837,435.

                                TABLE OF CONTENTS



                                                                                    PAGE
                                                                                    ----
PART I. FINANCIAL INFORMATION

     Item 1.       Financial Statements...........................................    1
     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................    6
     Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....   13

PART II.  OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K...............................   14
     Signatures    ...............................................................   15
     Exhibit Index ...............................................................   16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              eLOYALTY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  SEPTEMBER 30, DECEMBER 31,
                                                                     2000          1999
                                                                     ----          ----
                                                                  (UNAUDITED)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents ......................................   $  61,543    $  13,462
Marketable securities ..........................................      10,595        7,175
Receivables (less allowances of $2,130 and $2,084, respectively)      65,247       44,056
Deferred income taxes ..........................................      13,296        9,057
Prepaid expenses ...............................................       2,624        3,093
Other current assets ...........................................       1,891        1,072
                                                                   ---------    ---------
         Total current assets ..................................     155,196       77,915
COMPUTERS, FURNITURE AND EQUIPMENT, NET ........................      10,339        2,284
GOODWILL, NET ..................................................       8,363       12,129
DEFERRED INCOME TAXES ..........................................       3,190        2,387
LONG-TERM RECEIVABLES AND OTHER ................................       3,084        1,888
                                                                   ---------    ---------
         Total assets ..........................................   $ 180,172    $  96,603
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable ...............................................   $   4,482    $     640
Accrued compensation and related costs .........................      17,738       11,687
Deferred compensation ..........................................      10,387        7,175
Other current liabilities ......................................       4,758        3,486
                                                                   ---------    ---------
         Total current liabilities .............................      37,365       22,988
                                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES ..................................          --           --
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
     none issued and outstanding ...............................          --           --
Common stock, $.01 par value; 100,000,000 shares authorized;
     Issued and outstanding 49,834,390 shares and 41,400,000
     shares, respectively ......................................         498          414
Additional paid-in capital .....................................     140,846          963
Net advances from Technology Solutions Company .................          --       74,048
Retained earnings ..............................................       3,505           --
Other ..........................................................      (2,042)      (1,810)
                                                                   ---------    ---------
         Total stockholders' equity ............................     142,807       73,615
                                                                   ---------    ---------
         Total liabilities and stockholders' equity ............   $ 180,172    $  96,603
                                                                   =========    =========



     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              eLOYALTY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FOR THE                       FOR THE
                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      ------------                  -------------
                                                                    2000           1999         2000            1999
                                                                    ----           ----         ----            ----
                                                                       (UNAUDITED)                  (UNAUDITED)

REVENUES ..................................................     $   56,818     $   40,016    $   153,957     $  107,652
   Project personnel........................................        28,647         18,661         74,736         49,676
                                                                ----------     ----------    -----------     ----------
GROSS PROFIT................................................        28,171         21,355         79,221         57,976
                                                                ----------     ----------    -----------     ----------
OTHER COSTS AND EXPENSES:
   Selling, general and administrative......................        25,034         15,011         69,404         42,082
   Research and development.................................         2,277          1,428          6,605          3,935
   Goodwill amortization....................................         1,243          1,247          3,731          3,748
                                                                ----------     ----------    -----------     ----------
                                                                    28,554         17,686         79,740         49,765
                                                                ----------     ----------    -----------     ----------
OPERATING (LOSS) INCOME ....................................          (383)         3,669           (519)         8,211
OTHER INCOME (EXPENSE)......................................         1,079           (198)         2,340           (435)
                                                                ----------     ----------    -----------     ----------
INCOME BEFORE INCOME TAXES..................................           696          3,471          1,821          7,776
INCOME TAX PROVISION........................................           348          1,592            911          3,690
                                                                ----------     ----------    -----------     ----------
NET INCOME..................................................    $      348     $    1,879    $       910     $    4,086
                                                                ==========     ==========    ===========     ==========
NET INCOME PER SHARE:
   Basic ...................................................    $     0.01     $     0.05    $      0.02     $     0.10
                                                                ==========     ==========    ===========     ==========
   Diluted..................................................    $     0.01     $     0.04    $      0.02     $     0.09
                                                                ==========     ==========    ===========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ...................................................        49,669         41,400         47,692         41,400
                                                                ==========     ==========    ===========     ==========
   Diluted..................................................        54,381         44,571         53,224         43,144
                                                                ==========     ==========    ===========     ==========


     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              eLOYALTY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       FOR THE
                                                                                                     NINE MONTHS
                                                                                                        ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               2000              1999
                                                                                               ----              ----
                                                                                                     (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net income..........................................................................    $       910     $      4,086
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization....................................................          5,266            4,987
      Provisions for doubtful receivables..............................................             46            1,395
      Equity losses of unconsolidated investee.........................................             --              463
      Deferred income taxes............................................................         (5,596)          (5,622)
   Changes in assets and liabilities:
      Receivables......................................................................        (22,585)         (19,610)
      Purchases of trading securities related to deferred compensation program.........         (3,427)          (2,228)
      Other current assets.............................................................           (422)            (259)
      Accounts payable.................................................................          3,839             (255)
      Accrued compensation and related costs...........................................          6,464            3,751
      Deferred compensation funds from employees.......................................          3,212            2,228
      Other current liabilities........................................................          1,678             (239)
      Other assets.....................................................................         (1,813)            (133)
                                                                                           -----------     -------------
         Net cash used in operating activities.........................................        (12,428)         (11,436)
                                                                                           ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures................................................................         (9,433)          (1,637)
                                                                                           -----------     ------------
         Net cash used in investing activities.........................................         (9,433)          (1,637)
                                                                                           -----------     ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Cash contribution from Technology Solutions Company.................................         20,000               --
   Transfers from Technology Solutions Company.........................................          4,565           18,878
   Proceeds from issuance of common stock..............................................         34,973               --
   Proceeds from stock compensation plans..............................................          8,570               --
                                                                                           -----------     ------------
         Net cash provided by financing activities.....................................         68,108           18,878
                                                                                           -----------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS.........................................................................          1,834              438
                                                                                           -----------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS..................................................         48,081            6,243
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................         13,462            4,411
                                                                                           -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................    $    61,543     $     10,654
                                                                                           ===========     ============


     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              eLOYALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- GENERAL

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (eLoyalty or the Company) include all normal and recurring adjustments necessary to present fairly its financial position as of September 30, 2000, the results of its operations for the three months and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X. The financial statements include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when the Company operated within Technology Solutions Company (TSC), and subsequent to February 15, 2000, as it operated as a separate publicly traded company. Certain reclassifications have been made to the third quarter 1999 and year-to-date 1999 Statements of Operations to conform to the 2000 presentation. eLoyalty operates as a single business segment.

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

NOTE 2 -- eLOYALTY SPIN-OFF FROM TECHNOLOGY SOLUTIONS COMPANY

     eLoyalty was spun off from TSC into a separately traded public company on February 15, 2000. The spin-off transaction, which was approved by the TSC Board of Directors on February 9, 2000, was accomplished by distributing to TSC stockholders as a dividend all of the outstanding common stock of eLoyalty owned by TSC. In the spin-off, TSC stockholders received one share of eLoyalty common stock, par value of $0.01 per share, for every one share of TSC common stock they owned of record as of February 9, 2000. In connection with the spin-off, TSC's net advances to eLoyalty were recorded as common stock and additional paid-in capital. The net assets distributed to eLoyalty were as follows:

         (IN 000'S)                                     FEBRUARY 15, 2000
                                                        -----------------

         Cash.........................................    $  30,794
         Receivables, net.............................       50,056
         Other current assets.........................       23,603
         Goodwill.....................................       11,342
         Other long-term assets.......................        7,379
         Accounts payable.............................        1,238
         Other current liabilities....................       26,784
         Other comprehensive loss.....................       (1,516)

     eLoyalty entered into a $10 million revolving credit facility with Bank of America to provide cash for short-term operating obligations. TSC agreed to guarantee obligations under this facility through December 30, 2000, the expiration date of the facility. Borrowings under this revolving credit facility generally bear interest at LIBOR plus 0.75%. The revolving credit facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt to equity ratios. eLoyalty is in the process of seeking to renew its credit facility with Bank of America.

     Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty, TSC will generally be liable to eLoyalty for any income tax benefits realized by TSC related to the exercise of eLoyalty stock options by TSC employees.

                              eLOYALTY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3 -- COMPREHENSIVE NET INCOME

         Comprehensive net income is comprised of the following:

                                                        FOR THE THREE             FOR THE NINE MONTHS
                                                        MONTHS ENDED                      ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -------------                 -------------
                                                     2000           1999          2000             1999
                                                     ----           ----          ----             ----
                                                         (UNAUDITED)                      (UNAUDITED)

Net Income......................................  $      348     $    1,879    $       910     $    4,086
Other comprehensive income:
   Effect of currency translation...............       2,639            429             82            437
                                                  ----------     ----------    -----------     ----------
Comprehensive net income........................  $    2,987     $    2,308    $       992     $    4,523
                                                  ==========     ==========    ===========     ==========

     The accumulated other comprehensive loss, which represents the accumulated effect of foreign currency translation adjustments, was $0.77 million at September 30, 2000 and $0.85 million at December 31, 1999.

NOTE 4 -- EARNINGS PER SHARE

     The following table sets forth the computation of the shares used in the calculation of basic and diluted earnings per share:

                                                                      FOR THE THREE                   FOR THE NINE
                                                                       MONTHS ENDED                   MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -------------                  -------------
                                                                     2000          1999            2000           1999
                                                                     ----          ----            ----           ----
                                                                       (UNAUDITED)                      (UNAUDITED)
Basic:
   Weighted average common shares outstanding...............        49,669         41,400         47,692         41,400
Diluted:
   Effect of dilutive stock options.........................         4,712          3,171          5,532          1,744
                                                                ----------     ----------    -----------     ----------
Weighted average common and common share equivalents........        54,381         44,571         53,224         43,144
                                                                ==========     ==========    ===========     ==========

NOTE 5 -- eLOYALTY COMMON STOCK ISSUANCE TO TECHNOLOGY CROSSOVER VENTURES

     On May 26, 2000, eLoyalty closed its common stock purchase agreement with several Technology Crossover Venture (TCV) entities and issued 2 million shares of eLoyalty common stock in return for aggregate cash proceeds of $27 million. The stock purchase price of $13.50 per share was based on the closing market price on the signing date of the letter of intent. After completion of the investment, TCV beneficially owned approximately 3.7 million shares, or approximately 7.8%, of eLoyalty's issued and outstanding shares. The funding from this transaction will be used for general corporate purposes, including continued business and market expansion and infrastructure build-out.

NOTE 6 -- BOARD OF DIRECTORS APPROVAL OF eLOYALTY 2000 STOCK INCENTIVE PLAN

     On May 12, 2000, the Board of Directors approved the eLoyalty Corporation 2000 Stock Incentive Plan. The plan is broadly based and provides for the grant of nonqualified stock options at not less than the fair market value of shares of eLoyalty common stock on the date of grant. A total of 2,400,000 shares of eLoyalty common stock has been reserved and held available for issuance under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and other parts of this quarterly report contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results or Market Price of Stock." Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC, including Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2000, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q for quarterly periods in 2000.

     Readers are cautioned not to place undue reliance on these forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances or otherwise.

OVERVIEW

     eLoyalty is a global management consulting and systems integration organization focused exclusively on building customer loyalty. With nearly 1,000 professionals in offices throughout North America, Europe and Australia, eLoyalty's broad range of electronic customer relationship management (eCRM) related services include creating a business strategy, defining a technical architecture, selecting, implementing and integrating appropriate eCRM software applications, and providing ongoing support for the multi-vendor systems.

     eLoyalty's revenues are generated primarily from professional services, which are billed principally on a time and materials basis. Revenues are recognized for time and material engagements as services are rendered. eLoyalty has, on occasions, contracted phases of a project on a fixed fee basis. Other growing revenue contributors include fees generated from hosting and support services and eProfile combined with professional services. Support and hosting revenues, and revenues from eLoyalty's alliance with eProfile to provide an Internet banking solution, represented 3.2% and 1.0% of total revenues for the year-to-date periods ended September 30, 2000 and September 30, 1999, respectively. eLoyalty also generates revenues from the licensing of its proprietary software. To date, software revenues have not exceeded 4% of total revenues. Software revenues have declined $1.4 million in the third quarter of 2000 from second quarter 2000, due in part to the Company's focus on building recurring annuity revenue streams for software as a part of broader solutions offerings including Loyalty Foundation hosting and eProfile combined with professional services.

     The Company's most significant operating cost is project personnel costs, which are comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants, as well as fees paid to subcontractors for work performed on an engagement. The remainder of eLoyalty's costs relate primarily to selling, general and administrative expenses, research and development expenses and goodwill amortization expense. Selling and marketing expenses are comprised of labor costs and expenses incurred by the marketing and business development groups. General and administrative expenses include labor costs and expenses incurred by the eLoyalty management team and administrative support staff, and service fee expenses relating to administrative and technical support services provided by TSC to eLoyalty. Goodwill amortization expense relates primarily to the Bentley acquisition in June of 1997.

RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

     GENERAL

     eLoyalty was spun off from TSC into a separate publicly traded company on February 15, 2000. Accordingly, the Statement of Operations for the quarter ended September 30, 2000 reflects eLoyalty's results as a stand-alone company. The Statement of Operations for the quarter ended September 30, 1999 is presented as if eLoyalty operated as a separate entity during that period, and includes a cost allocation of certain TSC general corporate expenses that were not directly related to eLoyalty's operations. These costs were allocated proportionately to eLoyalty based on revenues and headcount. Certain reclassifications have been made in the Statement of Operations for the quarter ended September 30, 1999 to conform to the 2000 presentation.

     PERFORMANCE OVERVIEW

     Revenues for the third quarter of 2000 were $56.8 million compared to revenues of $40.0 million for the third quarter of 1999. The operating loss for the current quarter was $0.4 million compared to operating earnings of $3.7 million for the year-ago quarter. Net income for the current quarter totaled $0.3 million, or $0.01 per share on a primary and fully diluted basis compared to net income of $1.9 million, or $0.05 per share on a primary and $0.04 per share on a diluted basis, for the year-ago quarter.

     REVENUES

     Revenues increased $16.8 million, or 42.0%, to $56.8 million in the third quarter of 2000 from $40.0 million in the prior-year quarter. The $16.8 million increase in revenues is due to the combined effect of strong demand for the customer relationship management services provided by eLoyalty and higher average billing rates in the period-over-period comparison.

     Professional service fee revenues increased $15.3 million, or 39.2%, in the quarter-over-quarter comparison to $54.4 million in the third quarter of 2000 from $39.1 million in the year-ago quarter. Revenues from Support, Hosting and eProfile have increased $1.8 million to $2.2 million in the current-year period from $0.4 million in the prior-year period. Software revenues decreased $0.3 million to $ 0.2 million in the current-year period from $0.5 million in the prior-year period due in part to the Company's focus on building recurring annuity revenue streams for software as a part of broader solutions offerings, including Loyalty Foundation hosting and eProfile.

     PROJECT PERSONNEL COSTS

     Project personnel costs increased $10.0 million, or 53.5%, to $28.7 million in the third quarter of 2000 from $18.7 million in the prior-year quarter. The current period increase in project personnel costs is primarily due to a 39.5% increase in the number of billable employees in the period-over-period comparison. Project personnel costs as a percentage of revenues increased to 50.4% in the current year period compared to 46.6% in the prior-year period, primarily due to a 33.3% increase in the use of subcontractors in the period-over-period comparison. eLoyalty utilizes subcontractors, which are more costly than employee project personnel, when internal resources are not available to meet demands.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $10.0 million, or 66.8%, to $25.0 million in the third quarter of 2000 from $15.0 million in the prior-year quarter. This increase primarily resulted from the extended implementation of, and higher than anticipated expenses associated with, the corporate infrastructure build-out, which is expected to continue into the fourth quarter of 2000.

     General and administrative expenses increased in the period-over-period comparison primarily due to the continued build-out of our corporate infrastructure which includes finance, treasury, legal, human resources and technical systems support.

TSC corporate services expenses decreased from $2.8 million in the third quarter of 1999 to $0.8 million in the current-year quarter, primarily due to the continued migration from TSC to eLoyalty systems and the elimination of certain services provided by TSC as a result of the infrastructure build-out. TSC contractually agreed to provide certain corporate services to eLoyalty from the date of the spin-off through June 30, 2000. The shared services agreement between eLoyalty and TSC has been extended into the fourth quarter of 2000 to provide certain technical system support services. eLoyalty believes the TSC support services will not be required after the fourth quarter of 2000, when the Company expects to complete its final migration from the TSC systems. Selling and marketing expenses increased quarter-over-quarter primarily as a result of our continued expansion of the business development group.

     As a result of the foregoing, selling, general and administrative expenses increased as a percentage of revenues to 44.1% in the current-year period from 37.5% in the prior-year period.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $0.9 million, or 59.4%, to $2.3 million in third quarter of 2000 from $1.4 million in the prior-year quarter. Research and development expenses increased as a percentage of revenues from 3.6% in the third quarter of 1999 to 4.0% in the current-year quarter, primarily due to an increased investment in the Loyalty Lab, including the addition of developers since the third quarter of 1999. The Company believes the Loyalty Lab will continue to be an important part of its loyalty solutions offerings, enhancing their effectiveness, positioning the Company to gain early access to and familiarity with emerging technology and offering a demonstration center for its clients.

     GOODWILL AMORTIZATION

     Goodwill amortization expenses were $1.2 million for both the third quarter of 2000 and third quarter of 1999. Goodwill amortization as a percentage of revenues declined in the third quarter of 2000 to 2.2% from 3.1% in the prior-year quarter, reflecting the growth in revenues in the quarter-to-quarter comparison.

     OPERATING (LOSS) INCOME

     The Company experienced an operating loss for the current quarter of $0.4 million compared to operating earnings of $3.7 million in the year-ago period. The current quarter's operating loss is attributable primarily to the costs associated with the implementation of new infrastructure systems as the Company completes its transition from TSC's systems, as well as a decline in software revenues.

     OTHER INCOME (EXPENSE)

     eLoyalty recognized non-operating other income of $1.1 million in the third quarter of 2000 compared to a non-operating other loss of $0.2 million in the prior-year quarter. The $1.3 million increase in non-operating other income is primarily due to incremental interest income earned as a result of higher average cash and cash equivalent balances in the current-year period over the prior-year period.

     PROVISION FOR INCOME TAXES

     The provision for income taxes decreased to $0.3 million in the third quarter of 2000 compared to $1.6 million in the prior-year quarter, primarily due to a decline in pre-tax income in the period-over-period comparison. The effective tax rate increased to 50.0% in the current-year quarter compared to 45.9% in the prior-year quarter.

FIRST NINE MONTHS OF 2000 COMPARED WITH FIRST NINE MONTHS OF 1999

     GENERAL

     eLoyalty was spun off from TSC into a separate publicly traded company on February 15, 2000. The financial statements for the first nine months of 2000 include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when eLoyalty operated within TSC, and subsequent to February 15, 2000, as eLoyalty operated as a separate publicly traded company. The Statement of Operations for the nine months ended September 30, 1999 is presented as if eLoyalty operated as a separate entity during that period and includes a cost allocation of certain TSC general corporate expenses, which were not directly related to eLoyalty's operations. These costs were allocated proportionately to eLoyalty based on revenue and headcount. Certain reclassifications have been made to the Statement of Operations for the nine months ended September 30, 1999 to conform to the 2000 presentation.

     PERFORMANCE OVERVIEW

     Revenues for the first nine months of 2000 were $154.0 million compared to revenues of $107.7 million for the first nine months of 1999. The operating loss for the current-year period was a $0.5 million compared to operating earnings of $8.2 million for the year-ago period. Net income for the current nine-month period totaled $0.9 million, or $0.02 per share on a primary and fully diluted basis, compared to net income of $4.1 million, or $0.10 per share on a primary and $0.09 per share on a fully diluted basis, for the year-ago period.

     REVENUES

     Revenues increased $46.3 million, or 43.0%, to $154.0 million in the first nine months of 2000 from $107.7 million in the prior-year period. The $46.3 million increase in revenues is due to strong demand for the customer relationship management services provided by eLoyalty and higher average billing rates in the period-over-period comparison.

     Professional service fee revenues increased $38.6 million, or 36.8%, in the year-over-year comparison to $143.6 million in 2000 from $105.0 million in the year-ago period. Software revenues increased $3.8 million to $5.4 million in the current-year period from $1.6 million in the prior-year period. Revenues from Support, Hosting and eProfile have increased $3.9 million to $5.0 million in the current-year period from $1.1 million in the prior-year period. This is due the Company's continuing focus on building annuity revenue streams as part of a broader solution offering.

     PROJECT PERSONNEL COSTS

     Project personnel costs increased $25.0 million, or 50.4%, to $74.7 million in the first nine months of 2000 from $49.7 million in the prior-year period. The current-year increase in project personnel costs is primarily due to a 39.5% increase in the number of billable employees in the period-over-period comparison. Project personnel costs as a percentage of revenues increased to 48.5% in the current-year period compared to 46.1% in the prior-year period, primarily due to a 33.3% increase in the use of subcontractors in the period-over-period comparison. eLoyalty utilizes subcontractors, which are more costly than employee project personnel, when internal resources are unavailable to meet demand.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $27.3 million, or 64.9%, to $69.4 million in the first nine months of 2000 from $42.1 million in the prior-year period. This increase primarily resulted from the implementation of, and higher than anticipated expenses associated with, the corporate infrastructure build-out, which is expected to continue into the fourth quarter of 2000.

     General and administrative expenses increased in the period-over-period comparison primarily due to the continued build-out of our corporate infrastructure which includes finance, treasury, legal, human resources and technical systems support. TSC corporate services expenses decreased from $9.5 million in the prior year-to-date period to $4.8 million in the current year-to-date period, primarily due to the continued migration from TSC to eLoyalty systems and the elimination of certain services provided by TSC as a result of the infrastructure build-out. Selling and marketing expenses increased period-over-period as a result of our continued expansion of the business development group.

     As a result of the foregoing, selling, general and administrative expenses increased as a percentage of revenues to 45.1% in the current-year period from 39.1% in the prior-year period.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $2.7 million, or 67.8%, to $6.6 million in first nine months of 2000 from $3.9 million in the prior-year period. Research and development expenses increased as a percentage of revenues from 3.7% in the prior-year period to 4.3% in the current year period, primarily due to our increased investment in the Loyalty Lab, including the addition of developers since the third quarter of 1999. The Company believes the Loyalty Lab will continue to be an important part of its loyalty solutions offerings, enhancing their effectiveness, positioning the Company to gain early access to and familiarity with emerging technology and offering a demonstration center for its clients.

     GOODWILL AMORTIZATION

     Goodwill amortization expenses were $3.7 million for both the first nine months of 2000 and 1999. Goodwill amortization as a percentage of revenues declined in the current-year period to 2.4% from 3.5% in the prior-year period, reflecting the increase in revenues in the current-year period over the prior-year period.

     OPERATING (LOSS) INCOME

     The operating loss for the current year-to-date period was $0.5 million compared to operating earnings of $8.2 million in the comparable 1999 year-to-date period. The current period loss is attributable primarily to costs associated with the implementation of new infrastructure systems as the Company completes the transition from TSC's systems.

     OTHER INCOME (EXPENSE)

     eLoyalty recognized non-operating other income of $2.3 million in the first nine months of 2000 compared to a non-operating other loss of $0.4 million in the prior-year period. The $2.7 million increase in non-operating other income is primarily due to incremental interest income earned as a result of a higher average cash and cash equivalent balances in the current-year period over the prior-year period.

     PROVISION FOR INCOME TAXES

     The provision for income taxes decreased to $0.9 million in the first nine months of 2000 compared to $3.7 million in the prior-year period, primarily as a result of a decline in pre-tax income in the period-over-period comparison. The effective tax rate increased to 50.0% in the current-year period from 47.4% in the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

     eLoyalty's principal capital requirements are to fund working capital needs, capital expenditures and other investments in order to support revenue growth. Following the spin-off, eLoyalty no longer receives operational funding from TSC or TSC guarantees (except as described below) of eLoyalty financial or other obligations. eLoyalty no longer participates in the TSC cash management program and has implemented its own cash management system.

     At September 30, 2000, eLoyalty had cash and cash equivalents of approximately $61.5 million, an increase of approximately $48.1 million from December 31, 1999. This increase is due primarily to the cash generated from the financing activities described below.

     Net cash of $12.4 million was used by operations for the first nine months of 2000, compared to $11.4 million of cash used in operations during the prior-year period. eLoyalty's operating cash needs in the current-year period were adversely impacted by a deterioration in collection activities and an increase in receivables, reflected by an increase in DSO (Days Sales Outstanding) to 89 days in the third quarter from 82 days in the second quarter.

     Cash flows used in investing activities related primarily to capital expenditures for computer, furniture, equipment and leasehold improvements in connection with eLoyalty's build-out of its infrastructure. Capital expenditures for the year-to-date period ended September 30, 2000 increased to $9.4 million from $1.6 million in the prior-year period. Total capital expenditures are expected to approximate between $15-$20 million in calendar year 2000. Actual expenditures may vary as leases are being pursued as a possible alternative to asset purchases.

     Cash flows provided by financing activities increased $49.2 million to $68.1 million in the current-year period from $18.9 million in the same period in 1999. Cash from financing increased primarily as a result of the issuance of
4.5 million shares of common stock to venture capital investors for net proceeds of $34.8 million, a $20 million cash contribution from TSC as part of the spin-off on February 15, 2000 and cash proceeds aggregating $8.0 million received in connection with the exercise of employee stock options and purchases under the Company's employee stock purchase plan.

     In connection with the spin-off, eLoyalty entered into a $10 million revolving credit facility with Bank of America to provide the cash needed for short-term operating obligations. TSC agreed to guarantee obligations under the facility through December 30, 2000, the expiration date of the facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 0.75%. The revolving credit facility contains customary representations, warranties, covenants and default provisions, including working capital commitments and debt-to-equity ratios. eLoyalty is in the process of seeking to renew its credit facility with Bank of America. Although no assurance can be given, the Company expects that it will secure a renewal or replacement of this credit facility, on similar terms and conditions, before the expiration of the current facility.

     At September 30, 2000, eLoyalty had three letters of credit outstanding, totaling $0.2 million, to secure new office space in the United States, Europe and Australia, and had $9.8 million of credit available under the revolving credit facility.

     On July 24, 2000, eLoyalty announced the formation of a new $30 million venture capital fund, eLoyalty Ventures, L.L.C., with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures. eLoyalty Ventures plans to focus on investing in early-stage eCRM software companies. eLoyalty has committed to invest, through another newly formed entity, up to $14.7 million in eLoyalty Ventures. eLoyalty anticipates that it will have sufficient cash resources and available credit to satisfy its capital commitment, as and when required.

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

     Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), provides guidance in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. On June 26, 2000, the SEC issued SAB 101B, an amendment to SAB 101 which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company anticipates the adoption of SAB 101 in the fourth quarter of this year. The Company is reviewing the requirements of this standard and has not determined the impact on its consolidated financial statements.

YEAR 2000 ISSUE

     eLoyalty knows of no significant Year 2000 related failures which have affected Company-provided software or services, corporate support services provided to eLoyalty by TSC in connection with the spin-off or other internal Company systems.

     Since its inception as a TSC business unit, eLoyalty has designed and developed software and systems solutions for its clients. In doing so, eLoyalty has recommended, implemented and at times customized third-party software packages for, and licensed its own propriety software to its clients. Due to the large number of engagements eLoyalty has undertaken over the years, there can be no assurance that all such software and systems will be Year 2000 compliant or that eLoyalty may not be subject to future claims as a result.

FACTORS THAT MAY AFFECT FUTURE RESULTS OR MARKET PRICE OF STOCK

     Some of the risks, uncertainties and other factors that may affect eLoyalty's future results or the market price of its stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this report include the following:

     - the ability to attract new clients and continuation of existing and new business from existing clients;

     -    reliance on major clients and suppliers;

     - the ability to manage the risks associated with increasingly complex client projects in general as well as new services offerings, including risks involving the variability and predictability of the number, size, scope, cost and duration of, and revenues from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

     - the ability to manage rapid growth, expansion into new geographic and market areas and development and introduction of new services offerings, including the timely and cost-effective implementation of enhanced eLoyalty operating and financial systems and procedures;

     - challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in an extremely competitive information technology labor market;

     - the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are responsive to client needs and preferences;

     - continuing intense competition in the information technology services industry generally and in particular among those focusing on the provision of eCRM services and software, including both firms with significantly greater financial and technical resources than the Company and new entrants;

     - continued access to sufficient debt or equity capital to meet the Company's operating and financial needs;

     - protection of the Company's technology, proprietary information and other intellectual property rights or challenges to the Company's intellectual property by third parties;

     - future legislative or regulatory actions relating to the information technology or information technology services industries;

     - risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization; and the overall demand for eCRM services and software and information technology generally, as well as general business, capital market and economic conditions and volatility.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     eLoyalty provides eCRM solutions to clients outside of the United States, including those in Canada, Europe and Australia. The transacting of business in foreign currencies exposes eLoyalty to potential market rate risk resulting from foreign currency exchange rate fluctuations or weakening economic conditions in those foreign markets. Revenues denominated in foreign currencies represented approximately 15.9% and 22.5% of total revenues for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. The Company expects that a similar percentage of its international revenues and costs will be denominated in foreign currencies in the future. Although eLoyalty has not yet experienced material fluctuations in its results of operations due to foreign currency exchange rate changes, its financial results could be adversely affected by changes in foreign currency exchange rates or weak economic conditions in those foreign markets.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits
               10.1 Contract of Employment between eLoyalty (UK) Limited and
                    Vaughan Thomas, entered into May 12, 2000.*

               10.2 eLoyalty Ventures, L.L.C. Operating Agreement dated as of
                    July 21, 2000, by and among Brookside Capital Partners Fund LP, Sutter Hill Ventures L.P., TCV IV, L.P. and TCV Strategic Partners IV, L.P. and eLoyalty Employee Investors, L.L.C.

               10.3 Promissory Note dated May 12, 2000 between eLoyalty (UK)
                    Limited and Vaughan Thomas.*

               27.1 Financial Data Schedule

--------------------------------------------------------------------------------
         *Represents a management contract or a compensatory plan or arrangement

         b)  Reports on Form 8-K
                 Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 14, 2000.


                                eLOYALTY CORPORATION




                                By  /s/ TIMOTHY J. CUNNINGHAM
                                    -----------------------------------------
                                        Timothy J. Cunningham
                                Senior Vice President and Chief
                                Financial Officer (Duly authorized
                                signatory and principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           EXHIBIT DESCRIPTION
------           -------------------

10.1 Contract of Employment between eLoyalty (UK) Limited and Vaughan Thomas, entered into May 12, 2000.*

10.2      eLoyalty Ventures, L.L.C. Operating Agreement dated as of
          July 21, 2000, by and among Brookside Capital Partners Fund LP, Sutter Hill Ventures L.P., TCV IV, L.P. and TCV Strategic Partners IV, L.P. and eLoyalty Employee Investors, L.L.C.

10.3 Promissory Note dated May 12, 2000 between eLoyalty (UK) Limited and Vaughan Thomas.*

27.1      Financial Data Schedule

------------------------------------------------------------------------------
*Represents a management contract or a compensatory plan or arrangement