Form 10-K
period 2000-12-30
ELOYALTY CORP
filed 2001-03-20
CIK 1094348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 30, 2000

                                   OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from ______ to ______


                         Commission file number 0-27975

                              eLoyalty Corporation
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                          36-4304577
   (State or other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)


        150 Field Drive, Suite 250
          Lake Forest, Illinois                                      60045
 (Address of Principal Executive Offices)                          (Zip Code)

  Registrant's telephone number, including area code: (847) 582-7000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 12, 2001 (based upon the closing price per share of registrant's Common Stock on March 12, 2001 as reported by the NASDAQ National Market System) was approximately $147,043,154.

    The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of March 12, 2001 was 49,959,740.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of eLoyalty's Annual Report to Stockholders for the fiscal year ended December 30, 2000 are incorporated herein by reference in Parts I, II and IV where indicated.

      Portions of eLoyalty's Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty's fiscal year, are incorporated herein by reference into Part III where indicated.

                                TABLE OF CONTENTS



                                     PART I

Item                                                                                Page
----                                                                                ----
1.     Business...................................................................     1
2.     Properties.................................................................     5
3.     Legal Proceedings..........................................................     5
4.     Submission of Matters to a Vote of Security Holders........................     5
4A.    Executive Officers of the Company..........................................     5


                                     PART II


5.     Market for Registrant's Common Equity and Related Stockholder Matters......     7
6.     Selected Financial Data....................................................     8
7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................     8
7A.    Quantitative and Qualitative Disclosures about Market Risk.................     8
8.     Financial Statements and Supplementary Data................................     8
9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..................................     8


                                    PART III


10.    Directors and Executive Officers of the Registrant.........................     8
11.    Executive Compensation.....................................................     8
12.    Security Ownership of Certain Beneficial Owners and Management.............     8
13.    Certain Relationships and Related Transactions.............................     9


                                     PART IV


14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     9
       Signatures.................................................................    10
       Report of Independent Accountants on Financial Statement Schedule..........   F-1
       Schedule II -- Valuation and Qualifying Accounts...........................   F-2
       Exhibit Index..............................................................   I-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under Factors That May Affect Future Results or Market Price of Stock included elsewhere in this Form 10-K. Readers should also carefully review the risk factors described in other documents that eLoyalty Corporation files from time to time with the SEC.

         Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimates only as of the date they are made, and eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances or otherwise.

INTRODUCTION

         eLoyalty Corporation (together with its subsidiaries "eLoyalty," "we" or the "Company") was incorporated in Delaware in May 1999 as a wholly-owned subsidiary of Technology Solutions Company ("TSC"). The Company's business was initiated in May 1994 as a call center business unit within TSC. This unit within TSC was subsequently renamed the Enterprise Customer Management ("ECM") business unit, and later the eLoyalty division. Since its inception and under its various names, this business unit has developed management consulting and technology capabilities in an effort to lead the development of, and stay at the forefront of, the customer relationship management or "CRM" market, with the specific focus on incorporating new technologies into CRM solutions.

         While the growth of the Company's business primarily was organic during its ownership by TSC, in 1997 TSC acquired and incorporated into its ECM unit The Bentley Group, a business and operations consulting firm, for total consideration of $17.5 million, and Geising International, a German-based business consulting firm, for $1.4 million. Further, in 1996, TSC acquired Aspen Consultancy Ltd., a privately owned consulting firm based in the United Kingdom for $3.4 million. The purpose of each of these acquisitions was to expand the range of the business's competencies in the CRM space in order to more effectively serve its clients' needs.

         In May 1999, TSC's ECM business unit was renamed eLoyalty and a new subsidiary by the same name formed in anticipation of a spin-off of eLoyalty. In February 2000, TSC transferred the businesses of its eLoyalty division to the Company and declared a dividend, payable to the stockholders of record of TSC, based upon a ratio of one share of the Company's common stock, par value of $0.01 per share (the "Common Stock"), for every one share of TSC Common Stock held. Effective February 15, 2000, all of the outstanding shares of Common Stock were distributed to TSC's stockholders. eLoyalty became a separate publicly traded company as of the same date.

         Our executive offices are located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number 847-582-7000).

OVERVIEW

         eLoyalty is a global management consulting and systems integration company focused exclusively on building customer loyalty. We offer a range of CRM-related services including evaluating and developing business strategy, designing and implementing technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems. We refer to the solutions that we provide our clients to enhance their customer relations as "loyalty solutions," in that they are designed to create long-term customer loyalty measured by factors including an increase in repeat sales, reduction of the cost of sales and increase in customer referrals. We help companies identify and measure the impact of improved customer relationships on profitability. Our customized solutions align many isolated customer contact channels, including the Internet, e-mail, call centers, field sales and field service. The solutions we design and implement enable our clients to sustain higher levels of success with their customers.

        Our revenues are generated primarily from professional services, which are billed principally on a time and materials basis and, occasionally, on a fixed fee basis. These services generally include the following:

         - Evaluating our clients' efficiency and effectiveness in handling customer interactions. We capture and analyze the performance measures of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues.

         - Assisting our clients in identifying their most valuable customers through detailed segmentation of their customer base. This allows our clients to target high-value customers to receive special offers or service levels.

         - Performing detailed financial analysis to calculate the expected return on investment for the implementation of various loyalty solutions. This process helps our clients establish goals, alternatives and priorities and assigns client accountability throughout resulting projects.

         - Selecting the appropriate loyalty solution for our client. The implementation of our loyalty solutions can lead to significant organizational, structural, operational and staffing changes and we assist our clients in determining the steps they need to take in this regard.

         - Implementing the technical aspects of our loyalty solutions, including the integration of a variety of software applications from third-party vendors and our own software.

         In addition, we generate revenues from licensing of our proprietary Loyalty Suite(TM) software, which ties together the critical components of a loyalty solution. This software provides sophisticated real-time information regarding a customer's various contacts with the client's organization, allowing the client to handle each customer interaction in a consistent manner throughout the enterprise. Other sources of revenue include maintenance and support of our solutions, the provision of purpose-built hosted solutions and services relating to e-PROFILE(TM) internet banking products. These licensing and "managed services" offerings, in the aggregate, accounted for less than 10% of our revenues in each of the last three years.

         Information regarding domestic and foreign revenues and long-term assets is incorporated herein by reference to Note 14 to the Consolidated Financial Statements of eLoyalty, filed as Exhibit 13.1 to this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY RIGHTS

         A majority of our clients require that we grant to them all proprietary and intellectual property rights with respect to the original work product resulting from our services, including the intellectual property rights to any custom software developed for them. While each grant of proprietary and intellectual property rights limits our ability to reuse work product components with other clients, it is our practice to retain the rights in the underlying core intellectual property on which it is based, including methodologies, workplans and software.

We regard these software and methodologies as proprietary and intend to protect our rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. Further, in a limited number of situations, we have obtained, and will continue to attempt to obtain, an ownership interest or a license from our clients to permit us to market custom software to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of eLoyalty. In addition, to protect our proprietary information, we rely upon a combination of trade secret and common law, employee nondisclosure policies and third-party confidentiality agreements.

SEASONALITY

         The Company typically experiences seasonal revenue and earnings fluctuations globally in the fourth quarter, as the total number of billing days is reduced due to holidays. Additionally, our European operations historically have experienced decreased revenues and earnings in the third quarter because of extended vacation periods. These decreases, while not significant in the past, may increase in the future, especially as we expand our international operations.

CLIENTS

         During fiscal 2000, our five and twenty largest clients accounted for 37.7% and 66.2%, respectively, of our revenues. Only one client, Agilent Technologies, accounted for more than 10% of our total revenues during the year, contributing 15% of total annual revenues. For the fiscal year ended December 30, 2000, 44 clients each accounted for over $1 million of revenues. While the Company's focus, consistent with the focus of its services, is on developing long-term relationships with its clients, the nature of its business is such that its activities with specific clients will fluctuate periodically as individual projects are initiated and progress through their life span. As a result, the percentage of revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods.

COMPETITION

         We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, online agencies and firms that provide both consulting and systems integration services. In our opinion, few competitors offer the full range of CRM services that we can provide. We believe that our principal competitors are the "Big 5" consultancies: Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG Consulting and PricewaterhouseCoopers.

         Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a better position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do. New market entrants also pose a threat to our business. Existing or future competitors may develop or offer solutions that are comparable or superior to ours at a lower price. In addition, several competitors have announced their intention to offer a broader range of services than they currently provide.

RESEARCH AND DEVELOPMENT

         The market in which we operate is constantly evolving and we believe that it is necessary to invest in research and development to remain competitive. In 1998, we formally established our Loyalty Lab(TM) in Austin, Texas as a center for our research and development group. Its activities include the research and evaluation of emerging technologies, working with technology partners to decrease the time and difficulty of integrating various CRM software products, developing and enhancing our Loyalty Suite(TM) software, acting as a center for demonstrating loyalty solutions to our current and prospective clients and training our employees on our solutions.

         Our research and development expenditures for the years ended December 30, 2000, December 31, 1999 and December 31, 1998 were approximately $9.3 million, $5.6 million and $3.9 million, respectively.

EMPLOYEES

         As of December 30, 2000, eLoyalty employed 1,018 persons. Of the 1,018 employees, 689 were located in North America, with the balance in Europe and Australia. As our business consists primarily of the provision of professional services, it is inherently people intensive. We believe we have a satisfactory relationship with our employees. Our average annualized turnover of billable employees was 22% in 2000. None of our employees is represented by a union. Most of our Vice Presidents and European employees generally have employment agreements requiring three months' notice of termination by us. In addition, the laws and regulations of the foreign countries in which we operate may increase the cost of terminating employees in those countries. We maintain various programs and strategies to retain and recruit employees.

FACTORS THAT MAY AFFECT FUTURE RESULTS OR MARKET PRICE OF STOCK

        Some of the factors that may affect eLoyalty's future results or the market price of its stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this report include the following:

         - uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties;

         - reliance on major clients and suppliers, and maintenance of good relations with key business partners;

         - management of the risks associated with increasingly complex client projects in general as well as new services offerings, including risks relating to the variability and predictability of the number, size, scope, cost and duration of, and revenues from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

         - management of growth, expansion into new geographic and market areas and development and introduction of new services offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

         - challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

         - continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including both firms with significantly greater financial and technical resources than eLoyalty and new entrants;

         - the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

         - access in tightening capital and credit markets to sufficient debt and/or equity capital to meet eLoyalty's future operating and financial needs;

         - protection of eLoyalty's technology, proprietary information and other intellectual property rights or challenges to eLoyalty's intellectual property by third parties;

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

         - the overall demand for CRM services and software and information technology generally; and

         - the continued impact of the current economic slowdown, as well as other future general business, capital market and economic conditions and volatility.


ITEM 2.  PROPERTIES.

         Our principal physical properties consist of our headquarters offices, representing approximately 23,500 square feet of leased office facilities in Lake Forest, Illinois (north of Chicago), and the facilities that house our Loyalty Lab and related offices, comprising approximately 41,000 square feet located in Austin, Texas. We also lease office facilities in other locations throughout the United States, including Atlanta, Georgia, Dallas, Texas, New York, New York, San Francisco, California, and Washington, D.C., and in various international locations, including Toronto (Ontario), Canada, London, England, Frankfurt, Germany, Paris, France and Sydney, Australia. We believe that our leased facilities are appropriate for our current and anticipated business requirements.


ITEM 3.  LEGAL PROCEEDINGS.

         As of the date of this report, we are not a party to any pending legal proceedings, other than ordinary routine litigation or other legal proceedings incidental to our business, none of which we believe would constitute material legal proceedings for which disclosure is required under this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 30, 2000.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

         The following table includes the name, age, current position and term of office of each of eLoyalty's executive officers, as of March 12, 2001.

NAME                                  AGE         CURRENT POSITION                                          HELD SINCE
----                                  ---         ----------------                                          ----------
Kelly D. Conway*                      44          President and Chief Executive Officer                     1999

Timothy J. Cunningham                 47          Senior Vice President, Chief Financial Officer            1999
                                                  and Corporate Secretary

Craig D. Lashmet                      41          Senior Vice President, North American Operations          1999

N. Vaughan Thomas                     44          Senior Vice President, International Operations           2000

Jay A. Istvan                         41          Senior Vice President, Strategy and Marketing             2001

Jackie L. Hilt                        44          Senior Vice President, Employee Loyalty                   1999

Christopher J. Danson                 33          Senior Vice President, Research and Development           1999

Deidra D. Gold                        46          Vice President and General Counsel                        2000

Mark D. Kuchel                        46          Senior Vice President (Area Practice Leader, East         1999
                                                  Region)

Robert W. Albo                        42          Senior Vice President (Area Practice Leader, West         1999
                                                  Region)


*        Member of the Board of Directors

         Except as required by individual employment agreements between executive officers and the Company, there exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is elected and qualified or until his or her earlier removal or resignation.

         The principal business experience of the executive officers for at least the last five years is as follows:

         Kelly D. Conway has been the President and Chief Executive Officer and a Director of eLoyalty since its incorporation in May 1999. Mr. Conway joined TSC in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995 and became Group President in October 1998. From 1991 until joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers. Prior thereto, he held various management positions with Telcom Technologies, a manufacturer of automatic call distribution equipment, including President and Chief Executive Officer from 1989 to 1991, and Vice President of Finance and Marketing from 1984 to 1989.

         Timothy J. Cunningham has served as eLoyalty's Senior Vice President, Chief Financial Officer and Corporate Secretary since November 1999. From October 1998 until November 1999, he was the Vice President -- Finance and Chief Financial Officer of CTS Corporation, a publicly traded electronics and communications company. Mr. Cunningham was Vice President -- Finance of the Moore Document Solutions division of Moore Corporation from July 1996 until September 1998, and Group Controller for the ConAgra Refrigerated Foods group of ConAgra, Inc. from 1995 to 1996.

         Craig B. Lashmet has served as eLoyalty's Senior Vice President of Operations from May 1999 until June 2000 and its Senior Vice President, North American Operations since July 2000. From October 1995 until May 1999, Mr. Lashmet was a Senior Vice President of TSC. Prior to joining TSC, he was a Partner with Grant Thornton LLP, an international accounting and consulting firm, where he managed the firm's advanced technology consulting practice for nine years.

         N. Vaughan Thomas has been eLoyalty's Senior Vice President, International Operations since July 2000. From July 1998 until June 2000, Mr. Thomas was a Partner of PricewaterhouseCoopers LLP and, from April 1998 until his departure, a member of the firm's Global Management Consultancy Leadership team, which had responsibility for global strategy and investment management for the firm. Mr. Thomas was a Partner with Coopers & Lybrand UK from 1993 until June 1998, prior to the merger of Coopers & Lybrand with Price Waterhouse, and was the Chairman of the Commerce & Industry Collection of practices from January 1996 until March 1998.

         Jay A. Istvan has been the Senior Vice President, Strategy and Marketing, of eLoyalty since February 2001. Mr. Istvan was affiliated with The Boston Consulting Group, Inc., a global strategic consulting firm, for more than fourteen years prior to joining eLoyalty. He was a Vice President of Boston Consulting Group from 1993 and was Midwest Regional Leader of its Healthcare Practice from 1997 until joining eLoyalty and Regional Leader of its High Technology and Convergence Practice from 1993 to 1997.

         Jackie L. Hilt has been eLoyalty's Senior Vice President of Employee Loyalty since May 1999, with responsibility for recruiting and human resources functions with a specific focus on employee relationships. Previously, Ms. Hilt had been with TSC for more than ten years, most recently as the Senior Vice President in charge of its international recruiting organization, a role she assumed in 1994.

         Christopher J. Danson has been the Senior Vice President, Research and Development, of eLoyalty since May 1999, with current responsibility for its Loyalty Lab in Austin, Texas and its Managed Services offerings (including Loyalty Support(TM), purpose-built hosted solutions and e-PROFILE(TM)). From February 1993 until the time he joined eLoyalty, Mr. Danson held various positions with TSC in its ECM/Call Center practice, including Senior Vice President from September 1998 until May 1999, Vice President from June 1996 until September 1998 and Senior Principal for TSC Europe from June 1995 until June 1996.

         Deidra D. Gold has served as eLoyalty's Vice President and General Counsel since July 2000. Her former positions include: Counsel and Corporate Secretary of Ameritech Corporation, a publicly traded communications company, from March 1998 through December 1999; Principal (Partner) of Goldberg, Kohn et al, a Chicago law firm, from August 1997 until March 1998; Vice President and General Counsel of Premier Industrial (renamed Premier Farnell) Corporation, a publicly traded electronics and industrial distribution company, from November 1991 to June 1997; and Partner, Jones, Day, Reavis & Pogue, an international law firm, from January 1988 until November 1991.

         Mark D. Kuchel has been a Senior Vice President of eLoyalty since May 1999 and the Area Practice Leader for the Eastern Region of North America since November, 2000. Prior to such time, Mr. Kuchel had been a Senior Vice President of TSC since March 1996.

         Robert W. Albo has acted as a Senior Vice President of eLoyalty since May 1999 and the Area Practice Leader for the Western Region of North America since November, 2000. From June 1997 until May 1999, Mr. Albo was a Senior Vice President of TSC. From 1993 until joining TSC, he was associated with Axiom Management Consulting, Inc., a management consulting subsidiary of Cambridge Technology Partners, most recently as a Vice President and Regional Manager, a position he assumed in 1994.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information in "Common Stock Information" on page 23 of eLoyalty's Annual Report to Stockholders is incorporated herein by reference in response to this item. There were approximately 279 owners of record of eLoyalty Common Stock, par value $0.01 per share, as of March 12, 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information in "Selected Financial Data" and in "Common Stock Information -- Dividends" on pages 22-23 of eLoyalty's 2000 Annual Report to Stockholders is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 32 of eLoyalty's 2000 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information relating to market risk is included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Qualitative and Quantitative Disclosures about Market Risk" on page 31 of eLoyalty's 2000 Annual Report to Stockholders and is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Report of Independent Accountants, Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss), and Notes to Consolidated Financials Statements on pages 33 through 50 of eLoyalty's 2000 Annual Report to Stockholders are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         For information about our executive officers, see "Executive Officers of the Company" included as Item 4A of Part I of this report. The information contained under the captions "Director Election - General" and "Security Ownership of Certain Beneficial Owners and Management --- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed by eLoyalty for its 2001 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under "Director Election - Compensation of Directors" and "Executive Compensation - Summary Compensation Table", "--- Compensation Committee Interlocks and Insider Participation", "--- Option Grants in Fiscal 2000", "--- Option Exercises in Fiscal 2000 and Option Values at December 30, 2000", "--- Option Repricings", "--- Employment Contracts and Employment Termination and Change in Control Arrangements" in the Proxy Statement to be filed by eLoyalty for its 2001 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management --- Beneficial Ownership Information" in the

Proxy Statement to be filed by eLoyalty for its 2001 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be filed by eLoyalty for its 2001 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:


         (1) Financial Statements. You will find these financial statements as indicated below:

                                                                                                 Page
                                                                                                 ----
        Report of Independent Accountants..................................................        *
        Consolidated Balance Sheets........................................................        *
        Consolidated Statements of Operations..............................................        *
        Consolidated Statements of Cash Flows..............................................        *
        Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
            Income (Loss)..................................................................        *
        Notes to Consolidated Financial Statements.........................................        *

      * Located in our 2000 Annual Report to Stockholders at pages 33 through 50 and incorporated herein by reference. All of the foregoing financial statements, other than the Consolidated Balance Sheets, are for the years ended December 30, 2000 and December 31, 1999, as well as the seven month period June 1, 1998 to December 31, 1998 and the fiscal year ended May 31, 1998. The Consolidated Balance Sheets are as of December 30, 2000 and December 31, 1999.

      (2) Financial Statement Schedules. We have omitted financial statement schedules other than that listed below because such schedules are not required or applicable.

         Report of Independent Accountants................................  F-1
         Schedule II -- Valuation and Qualifying Accounts.................  F-2

      (3) The list of exhibits filed with or incorporated by reference into this report is contained in the Exhibit Index to this report on Page I-1, which is incorporated herein by reference.

            We will furnish to a stockholder, on request, without charge, a copy of this report (including the financial statements and financial statement schedule), as well as our 2000 Annual Report to Stockholders and the Notice of 2001 Annual Meeting and Proxy Statement, portions of which are referred to in and considered part of this report. Copies of our Annual Report to Stockholders will also be available on eLoyalty's web site at www.eloyalty.com. We will furnish any other exhibit to this report at cost.

(b) Reports on Form 8-K: eLoyalty did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

                                              eLOYALTY CORPORATION


                                               By    /s/ KELLY D. CONWAY
                                                  ------------------------------
                                                      Kelly D. Conway
                                                      President and
                                                      Chief
                                                      Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 19th day of March, 2001.

Name                                           Capacity
----                                           --------
  /s/ KELLY D. CONWAY                          Director, President and Chief Executive Officer
---------------------------------              (Principal Executive Officer)
      Kelly D. Conway

                 *
---------------------------------              Chairman of the Board and Director
            Tench Coxe

                 *
---------------------------------              Director
             Jay C. Hoag

                 *
---------------------------------              Director
            John T. Kohler

                 *
---------------------------------              Director
        Michael J. Murray

                 *
---------------------------------              Director
         John R. Purcell

---------------------------------

/s/ TIMOTHY J. CUNNINGHAM                      Senior Vice President, Chief Financial
---------------------------------              Officer and Corporate Secretary
    Timothy J. Cunningham                      (Principal Financial and Accounting Officer)



*By:   /s/ TIMOTHY J. CUNNINGHAM
       ----------------------------------------
        Timothy J. Cunningham, Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



         To the Board of Directors and Stockholders of eLoyalty Corporation:

         Our audits of the consolidated financial statements referred to in our report dated January 30, 2001 appearing in the 2000 Annual Report to Stockholders of eLoyalty Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



         PricewaterhouseCoopers LLP

         Chicago, Illinois
         January 30, 2001
                              eLoyalty Corporation
                Schedule II -- Valuation and Qualifying Accounts
          For the Years Ended December 30, 2000 and December 31, 1999,
                 the Seven-Month Period Ended December 31, 1998
                         and the Year Ended May 31, 1998
                                 (In thousands)

                                                                      BALANCE AT                                     BALANCE AT
              DESCRIPTION OF                                          BEGINNING                                        END OF
          ALLOWANCE AND RESERVES                                      OF PERIOD       ADDITIONS      DEDUCTIONS        PERIOD
------------------------------------------                           ----------      ----------      ----------      --------
Year ended May 31, 1998
Receivable reserves for potential losses....................           $  198         $   531          $  (254)        $  475
Seven month period ended December 31, 1998
Receivable reserves for potential losses....................           $  475         $ 2,652          $  (489)        $2,638
Year ended December 31, 1999
Receivable reserves for potential losses....................           $2,638         $ 2,059          $(2,613)        $2,084
Year ended December 30, 2000
Receivable reserves for potential losses....................           $2,084         $ 4,064          $(4,543)        $1,605

                                  EXHIBIT INDEX

We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the SEC as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are those listed below as Exhibits 10.14 through 10.30, inclusive.



  EXHIBIT NO.     DESCRIPTION OF EXHIBIT
  -----------     ----------------------

         2.1 Form of Reorganization Agreement between Technology Solutions Company ("TSC") and eLoyalty Corporation ("eLoyalty") (included as Exhibit 2.1 to eLoyalty's Registration Statement on Form S-1 (Registration No. 333-94293) (the "S-1"))

         3.1 Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to the S-1)

         3.2 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No. 1 to eLoyalty's Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the "8-A Amendment"))

         3.2      By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1)

         4.1 Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment)

         10.1 Common Stock Purchase and Sale Agreement, dated as of August 13, 1999, among TSC, eLoyalty Corporation, Sutter Hill Ventures, TCV III (GP), TCV III, L.P., TCV III (Q), L.P. and TCV III Strategic Partners, L.P. (filed as Exhibit 10.3 to the S-1)

         10.2 Common Stock Purchase Agreement, dated as of May 26, 2000, among eLoyalty Corporation and TCV IV, L.P., TCV IV Strategic Partners, L.P., TCV III (GP), TCV III (Q), L.P. and TCV III Strategic Partners, L.P. (filed as Exhibit 10.1 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-27975))

         10.3 Investor Rights Agreement, dated as of May 26, 2000, among eLoyalty Corporation and TCV IV, L.P., TCV IV Strategic Partners, L.P., TCV III (GP), TCV III (Q), L.P. and TCV III Strategic Partners, L.P. (filed as Exhibit 10.2 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-27975))

         10.4+ Amendment, dated as of February 12, 2001, to the Investor Rights Agreement, dated as of May 26, 2000, among eLoyalty Corporation and TCV IV, L.P., TCV IV Strategic Partners, L.P., TCV III (GP), TCV III (Q), L.P. and TCV III Strategic Partners, L.P.

         10.5+ Amended and Restated Business Loan Agreement, dated as of December 30, 2000, between eLoyalty Corporation and Bank of America, N.A.

         10.6 Form of Shared Services Agreement between TSC and eLoyalty (filed as Exhibit 10.5 to the S-1)

         10.7 Form of Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty (filed as Exhibit 10.6 to the S-1)

         10.8 Form of TSC (Licensor) Intellectual Property License Agreement (filed as Exhibit 10.7 to the S-1)

         10.9 Form of eLoyalty (Licensor) Intellectual Property License Agreement (filed as Exhibit 10.8 to the S-1)

         10.10 Office Lease -- Two Conway Park made as of December 6, 1999 by and between Riggs & Company, a division of Riggs Bank, N.A., as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.13 to the S-1)

         10.11 River Place Point II Lease Agreement, dated March 17, 2000, by and between Investors Life Insurance Company of North America, as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.15 to eLoyalty's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-27975))

         10.12 eLoyalty Ventures, L.L.C. Operating Agreement, dated as of July 21, 2000, by and among Brookside Capital Partners Fund LP, Sutter Hill Ventures L.P., TCV IV, L.P. and TCV Strategic Partners IV, L.P. and eLoyalty Employee Investors, L.L.C. (filed as Exhibit 10.2 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-27975))

         10.13+ eLoyalty Employee Investors, L.L.C. Operating Agreement, entered into in July 2000, among eLoyalty Employee Investors, L.L.C., eLoyalty Corporation as the initial member and Sarah Faux as the manager.

         10.14+ eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of February 28, 2001)

         10.15+ eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of February 28, 2001)

         10.16+ 1999 Employee Stock Purchase Plan (as Amended and Restated as of February 28, 2001)

         10.17 eLoyalty Corporation Executive Deferred Compensation Plan dated January 1, 2000 (filed as Exhibit 10.14 to the S-1)

         10.18+   Summary of Discretionary Cash Bonus Program for Executive
                  Officers

         10.19 Employment Agreement, dated as of January 19, 1996, between Kelly D. Conway and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.9 to the S-1)

         10.20 Promissory Note, dated November 12, 1998, by Kelly D. Conway in favor of TSC (filed as Exhibit 10.12 to the S-1)

         10.21+ Promissory Note, dated December 15, 1999, by Kelly D. Conway in favor of TSC

         10.22 Employment Agreement, dated as of October 20, 1998, between Craig Lashmet and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.11 to the S-1)

         10.23 Employment Agreement, dated as of November 15, 1999, between Timothy J. Cunningham and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.10 to the S-1)

         10.24+ Promissory Note, dated November 19, 1999, of Timothy J. Cunningham in favor of TSC (to which eLoyalty has succeeded)

         10.25 Contract of Employment, entered into May 12, 2000, between eLoyalty (UK) Limited and Vaughan Thomas (filed as Exhibit
                  10.1 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-27975))

         10.26 Form of Loan Note, dated July 1, 2000, of Vaughan Thomas in favor of eLoyalty (UK) Ltd. (filed as Exhibit 10.3 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-27975))

         10.27+ Employment Agreement, dated as of June 1, 1995, between Christopher J. Danson and TSC (to which eLoyalty has succeeded)

         10.28+ Promissory Note, dated September 13, 1999, of Christopher J. Danson in favor of TSC (to which eLoyalty has succeeded), together with the Amendment of such Promissory Note, dated August 31, 1999

         10.29+ Promissory Note, dated February 23, 1998, of Chrisopher J. Danson in favor of TSC (to which eLoyalty has succeeded)

         10.30 Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1)

         13.1+ Excerpted portions of eLoyalty Corporation's 2000 Annual Report to its shareowners, which are incorporated in response to various items of this Annual Report on Form 10-K

         21.1+    Subsidiaries of eLoyalty Corporation

         23.1+    Consent of PricewaterhouseCoopers LLP, Independent Accountants

         24.1+    Power of Attorney from Tench Coxe, Director

         24.2+    Power of Attorney from Jay C. Hoag, Director

         24.3+    Power of Attorney from John T. Kohler, Director

         24.4+    Power of Attorney from Michael D. Murray, Director

         24.5+    Power of Attorney from John R. Purcell, Director

----------------

+ Filed herewith