Form 10-Q
period 2001-03-31
ELOYALTY CORP
filed 2001-05-15
CIK 1094348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

         THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF MAY 10, 2001 WAS 50,124,317.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I. FINANCIAL INFORMATION

         Item 1.         Financial Statements.............................     1
         Item 2.         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..     7
         Item 3.         Quantitative and Qualitative Disclosures About
                            Market Risk...................................    14

PART II  OTHER INFORMATION
         Item 6.         Exhibits and Reports on Form 8-K.................    15
         Signatures      .................................................    16
         Exhibit Index   .................................................    17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ELOYALTY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           MARCH 31,        DECEMBER 30,
                                                                                             2001               2000
                                                                                             ----               ----
                                                                                         (UNAUDITED)
ASSETS:
Current Assets:
Cash and cash equivalents...........................................................    $      45,338     $      41,138
Marketable securities...............................................................            9,510             9,902
Receivables (less allowances of $1,753 and $1,605, respectively)....................           61,028            75,886
Deferred income taxes...............................................................            9,732            16,301
Prepaid expenses....................................................................            2,427             2,935
Other current assets................................................................           10,817             7,534
                                                                                        -------------     -------------
         Total current assets.......................................................          138,852           153,696
Equipment and leasehold improvements, net...........................................           19,447            18,784
Goodwill, net ......................................................................            5,747             6,990
Deferred income taxes...............................................................           15,472             2,664
Long-term receivables and other.....................................................            2,249             2,484
                                                                                        -------------     -------------
         Total assets...............................................................    $     181,767     $     184,618
                                                                                        =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current  Liabilities:
Short-term debt.....................................................................    $       9,000     $          --
Accounts payable....................................................................            7,624             6,880
Accrued compensation and related costs..............................................           26,691            19,964
Deferred compensation...............................................................            9,463             9,897
Other current liabilities...........................................................            5,517             7,021
                                                                                        -------------     -------------
         Total current liabilities..................................................           58,295            43,762
                                                                                        -------------     -------------
Commitments and contingencies.......................................................               --                --
Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
     none issued and outstanding....................................................               --                --
Common stock, $.01 par value; 100,000,000 shares authorized;
     issued and outstanding 50,149,244 shares and 49,925,702
     shares, respectively...........................................................              501               499
Additional paid-in capital..........................................................          145,484           144,860
(Accumulated deficit) retained earnings.............................................          (14,306)            2,171
Other...............................................................................           (8,207)           (6,674)
                                                                                        -------------     -------------
         Total stockholders' equity.................................................          123,472           140,856
                                                                                        -------------     -------------
         Total liabilities and stockholders' equity.................................    $     181,767     $     184,618
                                                                                        =============     =============

      The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FOR THE
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               --------------------------
                                                                 2001             2000
                                                                 ----             ----
                                                                       (UNAUDITED)
Revenues ...................................................   $    46,246   $     46,179
   Project personnel costs..................................        28,567         21,181
                                                                ----------     ----------
Gross profit................................................        17,679         24,998
                                                                ----------     ----------
Other costs and expenses:
   Selling, general and administrative......................        29,581         21,857
   Severance and related costs..............................        11,475             --
   Research and development.................................         2,495          2,028
   Goodwill amortization....................................         1,244          1,246
                                                                ----------     ----------
                                                                    44,795         25,131
                                                                ----------     ----------
Operating loss..............................................       (27,116)          (133)
Other income................................................           540            446
                                                                ----------     ----------
(Loss) income before income taxes...........................       (26,576)           313
Income tax (benefit) provision..............................       (10,099)           157
                                                                -----------    ----------
Net (loss) income...........................................    $  (16,477)    $      156
                                                                ===========    ==========



Net (loss) income per share:
   Basic ...................................................    $   (0.33)     $     0.00
                                                                ==========     ==========
   Diluted..................................................    $   (0.33)     $     0.00
                                                                ==========     ==========



Shares used to calculate basic net (loss) income per
   common share.............................................        49,949         44,295
                                                                ==========     ==========

Shares used to calculate diluted net (loss) income per
   common share.............................................        49,949         49,909
                                                                ==========     ==========

      The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       FOR THE
                                                                                                    THREE MONTHS
                                                                                                        ENDED
                                                                                                      MARCH 31,
                                                                                           ----------------------------
                                                                                               2001              2000
                                                                                               ----              ----
                                                                                                     (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net (loss) income...................................................................    $   (16,477)    $        156
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization....................................................          3,030            1,869
      Provision for uncollectible amounts..............................................          1,908              552
      Severance and related costs......................................................         11,475               --
      Deferred income taxes............................................................         (6,576)          (2,565)
   Changes in assets and liabilities:
      Receivables......................................................................         11,908           (5,416)
      Sales (purchases) of trading securities related to deferred compensation program.            392           (2,205)
      Other current assets.............................................................         (4,169)          (1,032)
      Accounts payable.................................................................            783            2,990
      Accrued compensation and related costs...........................................         (2,270)           1,027
      Deferred compensation funds from employees.......................................           (434)           2,205
      Other current liabilities........................................................         (2,643)           1,436
      Other long-term assets...........................................................            232              155
                                                                                           -----------     ------------
         Net cash used in operating activities.........................................         (2,841)            (828)
                                                                                           -----------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures................................................................         (2,290)          (2,754)
                                                                                           -----------     ------------
         Net cash used in investing activities.........................................         (2,290)          (2,754)
                                                                                           -----------     ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from revolving credit agreement borrowings.................................          9,000               --
   Capital contribution from Technology Solutions Company..............................             --           20,000
   Net advances from Technology Solutions Company......................................             --            3,081
   Proceeds from issuance of common stock..............................................             --            8,407
   Proceeds from stock compensation plans..............................................            800            4,787
                                                                                           -----------     ------------
         Net cash provided by financing activities.....................................          9,800           36,275
                                                                                           -----------     ------------
Effect of exchange rate changes on cash and cash
   equivalents.........................................................................           (469)            (912)
                                                                                           -----------     ------------
Increase in cash and cash equivalents..................................................          4,200           31,781
Cash and cash equivalents, beginning of period.........................................         41,138           13,462
                                                                                           -----------     ------------
Cash and cash equivalents, end of period...............................................    $    45,338     $     45,243
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

                              ELOYALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - GENERAL

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary to present fairly our consolidated financial position as of March 31, 2001, the consolidated results of our operations for the three months ended March 31, 2001 and 2000, and our cash flows for the three months ended March 31, 2001 and 2000, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X. The financial statements include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when we operated within Technology Solutions Company (TSC), and subsequent to February 15, 2000, when we operated as a separate, publicly traded company. Certain reclassifications have been made to the first quarter 2000 condensed consolidated statement of operations to conform to the 2001 presentation.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

NOTE 2 - COMPREHENSIVE NET LOSS

     Comprehensive net loss is comprised of the following:

                                                     FOR THE THREE
                                                     MONTHS ENDED
                                                       MARCH 31,
                                               -------------------------
                                                2001             2000
                                                ----             ----
                                                      (UNAUDITED)

Net (loss) income..........................    $  (16,477)    $      156
Other comprehensive loss:
   Effect of currency translation..........        (1,955)        (1,399)
                                               -----------    -----------
Comprehensive net loss.....................    $  (18,432)    $   (1,243)
                                               ===========    ===========

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.9 million at March 31, 2001 and $2.0 million at December 30, 2000.

NOTE 3 - (LOSS) EARNINGS PER SHARE

     The following table sets forth the computation of the shares used in the calculation of our basic and diluted (loss) earnings per share:

                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                       2001             2000
                                                       ----             ----
                                                             (UNAUDITED)
Weighted average common shares outstanding........        49,949         44,295
Effect of dilutive stock options..................         2,534          5,614
                                                      ----------     ----------
Weighted average common and common share
  equivalents.....................................        52,483         49,909
                                                      ==========     ==========

In periods in which there is a loss, we do not include common stock equivalents in the diluted (loss) earnings per share calculation as they are anti-dilutive.

                              ELOYALTY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4 - SEGMENT INFORMATION

         We operate in one business segment focused exclusively on providing customer relationship management ("CRM") related consulting services. Beginning in 2001 as a result of organizational changes, we have two geographical reportable segments, as defined by Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information." Those segments are: North America and International. Our North American business includes our United States and Canadian operations. Our International business includes operations in Europe and Australia. The following table reflects revenues, identifiable assets and operating results by reportable segment for the three months ended March 31, 2001 and March 31, 2000, respectively.

For the three months ended              North
March 31, 2001                         America      International        Total
-------------------------------       --------      -------------      ---------
Revenues                              $ 36,651        $  9,595         $ 46,246
Identifiable assets                   $144,888        $ 36,879         $181,767
Operating (loss) income               $(23,410)       $ (3,706)        $(27,116)


For the three months ended              North
March 31, 2000                         America      International        Total
-------------------------------       --------      -------------      --------
Revenues                              $ 41,717        $  4,462         $ 46,179
Identifiable assets                   $116,175        $ 23,189         $139,364
Operating (loss) income               $  4,516        $ (4,649)        $   (133)

NOTE 5 - SEVERANCE AND RELATED COSTS

     We recognized an $11.475 million pre-tax charge in the first quarter of 2001 as a result of cost reduction actions taken in the first quarter. This charge relates to employee severance payments and related costs for approximately 250 employees, primarily in the North American segment. Severance costs include contractual salary and related fringe benefits over the severance period, forgiveness of employee loans and outplacement costs. Other costs include laptop computer termination costs, legal expenses and the write down of deposits related to outside services which have been terminated. During the quarter ended March 31, 2001, we made cash payments of $1.5 million and reduced our headcount by 168 employees related to this cost reduction action. We expect substantially all severance and related costs to be paid out by the end of fourth quarter of 2001 pursuant to agreements entered into with affected employees.

The following table represents a reconciliation of the charge, accumulated usage and the reserve balance at March 31, 2001:

                                                  Accumulated         Reserve
                                 Charge              Usage            Balance
                                 --------          --------          -------
Employee severance               $  9,596          $  1,557          $ 8,039
Other                               1,879             1,141              738
                                 --------          --------          -------
Total                            $ 11,475          $  2,698          $ 8,777
                                 ========          ========          =======

                              ELOYALTY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     In addition, we announced a $5.5 million pre-tax charge to be taken in the second quarter of 2001 relating to certain severance benefits associated with the aforementioned cost reduction actions which were communicated to affected employees in April and office closures. The severance related charges are expected to be substantially paid out by the fourth quarter of 2001 and the office closure costs will be paid pursuant to contract terms through 2005.



NOTE 6 - BOARD OF DIRECTORS APPROVAL OF RESTRICTED SHARES

     On April 2, 2001, the Board of Directors approved the grant of an additional 1,340,000 shares of restricted stock at a market value of $1.75 to certain executives under the 1999 eLoyalty Corporation Stock Incentive Plan. These shares are subject to a restriction period from the date of grant, during which the shares may not be sold, assigned, pledged or otherwise encumbered. Of the 1,340,000 shares granted, 915,000 shares vest over a period of 48 equal monthly installments beginning May 1, 2001. The remaining 425,000 shares vest in 48 equal monthly installments beginning May 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and Analysis and other parts of this quarterly report contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, but are not limited to, those noted under "Factors That May Affect Future Results or Market Price of Stock" included elsewhere in this quarterly report. Readers should also carefully review the risk factors described in other documents eLoyalty files from time to time with the SEC, including eLoyalty's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

     Readers are cautioned not to place undue reliance on these forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and eLoyalty undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances, or otherwise.

BACKGROUND

     eLoyalty is a global management consulting and systems integration organization focused exclusively on building customer loyalty. eLoyalty has a broad range of customer relationship management ("CRM") related services including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems.

     eLoyalty was spun off from Technology Solutions Company ("TSC") into a separate, publicly traded company on February 15, 2000 (the "spin-off"). Accordingly, the statements of operations for periods subsequent to the spin-off reflect eLoyalty's results as a stand-alone company. The statements of operations for periods prior to the spin-off are presented as if eLoyalty operated as a separate entity, and includes a cost allocation of certain TSC general corporate expenses that were not directly related to eLoyalty's operations. These costs were allocated proportionately to eLoyalty based on revenues and headcount.

FIRST QUARTER 2001 PERFORMANCE OVERVIEW AND ANTICIPATED TRENDS

     Our consolidated revenues were $46.2 million in the first quarter of 2001. Although these revenues were flat with those in the first quarter of 2000, they represent a 20% sequential decline from our fourth quarter 2000 revenues of $57.6 million. This sequential revenue decline was primarily attributable to significant delays and deferrals of new client projects and extensions, which we believe reflected the impact of broader negative economic conditions on both client expenditure commitments and client decision time frames for information technology related projects and consulting services.

     As an outgrowth of these conditions, we experienced a 3% sequential decline in the utilization of our engageable field consultants in the first quarter of 2001 as compared to the fourth quarter of 2000, and an eleven percentage point (49% to 38%) reduction in our gross profits. We also witnessed increasing price competition, especially with respect to systems integration services, as competitors experienced similar utilization pressures. As a result, there was an approximate 10% decline in our average global billing rate during the first quarter of 2001 as compared to the fourth quarter of 2000.

     We presently expect the current economic slowdown and resulting uncertain client expenditure commitments and extended decision time frames to persist, and potentially worsen, during the remainder of 2001. In addition, while we expect our North American segment (which has historically accounted for more than 80% of our consolidated revenues) to continue to suffer more dramatically from these adverse conditions, we believe there are indications that European and other international economies may experience some of the same uncertainties and accompanying softness in demand for consulting services. Accordingly, we expect our consolidated revenues for the second quarter of 2001 to reflect a further substantial sequential decline, on the order of 25%, from our first quarter 2001 consolidated revenues.

     In response to this economic environment and demand slowdown, we have undertaken a number of cost reduction activities. We recognized a pre-tax special charge of $11.475 million (approximately $7.1 million after-tax) in the first quarter of 2001 as a result of cost reduction actions primarily in the North American operations. Substantially all of this special charge relates to future 2001 cash commitments for employee severance payments and related costs. During April 2001, we initiated further cost reduction actions, including the planned closure of three regional offices. We expect that these subsequent actions will result in an estimated pre-tax special charge of approximately $5.5 million ($3.3 million after-tax) in the second quarter of fiscal 2001. As a result of these combined actions, we reduced our headcount by approximately 23%, from 1,018 total employees at the end of fiscal 2000 to 788 at the end of April 2001.

     Primarily as a result of the above-described business conditions and the responsive cost reduction actions, we experienced an operating loss for the first quarter of fiscal 2001 of $27.1 million, compared to an operating loss of $0.1 million for the year-ago quarter. The net loss for the first quarter was $16.5 million, or $ 0.33 per share on a diluted basis, compared to net income of $0.2 million, or $0.00 per share on a diluted basis, for the year-ago quarter.

RESULTS OF OPERATIONS

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

     REVENUES

     We reported revenues at $46.2 million in both the first quarter of both 2001 and 2000. Although revenues were flat in this first quarter to first quarter comparison, as demand for CRM solutions remained unchanged except for the mix of revenue components as described below, the first quarter 2001 revenues represent a 20% sequential quarterly decline over those reported for the fourth quarter of 2000. eLoyalty's revenues are generated primarily from professional services, which are billed principally on a time and materials basis. Revenues are recognized for time and material engagements as services are rendered. eLoyalty has, on occasion, contracted projects on a fixed fee or not-to-exceed fee basis.

     Professional service fee revenues increased $2.8 million, or 6.8%, in the quarter-over-quarter comparison to $44.2 million in the first quarter of 2001 from $41.4 million in the year-ago first quarter. Although professional service fee revenues increased quarter-over-quarter, they declined in comparison to the last three quarters of 2000. Professional service fee revenues were $48.1 million, $54.4 million and $54.4 million for the second, third and fourth quarters of 2000, respectively. This sequential professional service fee revenue decrease in first quarter of 2001 is the result of reduced demand for CRM services in the current quarter due to economic uncertainties.

     Other revenue contributors include fees generated from Managed Services (including Loyalty Support services, purpose-built hosted solutions and e-PROFILE) and the licensing of propriety software. Revenues from Managed Services in the first quarter of 2001 and 2000, respectively, were $1.6 million, or 3% of total 2001 revenues, and $1.1 million, or 2% of total 2000 revenues. Software revenues decreased $3.3 million to $0.4 million in the current-year period from $3.7 million in the prior-year period, representing continuing declines as a percent of total revenues to 1% from 8%.

     North American revenues decreased to $36.6 million in the current year quarter from $41.7 million in the prior-year quarter. North American revenues were $45.4 million, $49.6 million and $48.7 million for the second, third and fourth quarters of 2000. The $12.1 million, or 25%, decline in first quarter 2001 North American revenue from that in the fourth quarter of 2000 is a result of reduced demand as described above.

     International revenues increased to $9.6 million, or 21% of total revenues, in the first quarter of 2001 from $4.5 million, or 10% of total revenues, in the prior-year first quarter. International revenues for the first quarter of 2001 experienced a sequential quarterly increase of $0.7 million, or 8%, compared to the fourth quarter of 2000, as our International segment has not yet experienced a decline in demand due to economic uncertainties like that in North America. International revenues were $5.6 million, $7.2 million, and $8.9 million for the second, third and fourth quarters of 2000, reflecting steady growth prior to the current quarter.

     PROJECT PERSONNEL COSTS AND GROSS PROFIT

     eLoyalty's most significant operating cost is project personnel costs, which comprise labor costs including salaries, fringe benefits and incentive compensation of engageable consultants, as well as fees paid to subcontractors for work performed on an engagement.

     Project personnel costs increased $7.4 million, or 34.9%, to $28.6 million in the first quarter of 2001 from $21.2 million in the prior-year first quarter. The current period increase in project personnel costs is primarily due to the increased number of engageable consultants in the first two months of the current year over the comparable prior-year period. The headcount for engageable consultants was reduced in March of 2001 as a result of cost reduction actions taken by management (See Severance and related costs below). As a result of these headcount reductions, the number of engageable consultants is 690 at March 31, 2001 compared to 672 at March 31, 2000.

     Project personnel costs as a percentage of revenues increased to 61.8% in the current year period compared to 45.9% in the comparable prior-year period, primarily due to the increased number of engageable consultants, a decrease in the utilization of engageable consultants, and decreased software sales.

     North American project personnel costs increased to $24.1 million during the first quarter of 2001 compared to $17.2 million in the prior-year quarter. As a percentage of revenues, project personnel costs for North America were 66% versus 41% quarter over quarter.

     International project personnel costs increased to $4.5 million in the current year quarter from $4.0 million in the prior-year quarter. As a percentage, project personnel costs were 47% of revenues versus 89% quarter over quarter.

     Gross profit represents our revenues less project personnel costs. Our gross profit margins (gross profit as a percentage of total revenues) have declined in recent years, reflecting in part the adverse impact of subcontractor use and non-billable time incurred by project personnel. Gross profit margins also experienced a sequential decline in the first quarter of 2001, decreasing to 38.2% from 48.9% in the fourth quarter of 2000. Gross profit for North American operations decreased to $12.5 million in the first quarter of 2001 from $24.5 million in the prior-year first quarter, due primarily to lower utilization and software sales. International gross profit increased to $5.1 million in the current year period from $0.5 million in the prior-year first quarter period, reflecting better utilization of engageable consultants in the first quarter of 2001. With further revenue declines expected in the second quarter of 2001, we anticipate flat or slightly lower gross profit percentages for the second quarter as compared to the first quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, managerial and administrative personnel, plus provisions for uncollectible amounts. Other overhead expenses consist of employee costs for training, travel expenses, laptop computer leases and other non-billable expenses not directly related to projects or research and development. This would also include expenses relating to administrative and technical support services provided by TSC in 2000 as part of a shared services agreement.

     Selling, general and administrative expenses increased $7.7 million, or 35.2%, to $29.6 million in the first quarter of 2001 from $21.9 million in the prior-year quarter. Selling expenses increased in the quarter-over-quarter comparison primarily as a result of the expansion of our business development group over the past year. During the first quarter of 2000, we began the build-out of our infrastructure as a separate company, thus our general and administrative costs in 2001 are higher reflecting the costs of increased headcount and the installation of new information technology systems. In addition, expenses related to uncollectible accounts were greater in the first quarter of 2001 compared to 2000.

     SEVERANCE AND RELATED COSTS

     We recognized an $11.475 million pre-tax charge in the first quarter of 2001 as a result of cost reduction actions taken in the first quarter. This charge relates to employee severance payments and related costs for approximately 250 employees, primarily in the North American segment. Severance costs include contractual salary and related fringe benefits over the severance period, forgiveness of employee loans and outplacement costs. Other costs include laptop computer termination costs, legal expenses and the write down of deposits related to outside services which have been terminated. During the quarter ended March 31, 2001, we made cash payments of $1.5 million and reduced our headcount by 168 employees related to this cost reduction action. We expect substantially all severance and related costs to be paid out by the end of fourth quarter of 2001 pursuant to agreements entered into with affected employees.


     In addition, we announced a $5.5 million pre-tax charge to be taken in the second quarter of 2001 relating to certain severance benefits associated with the aforementioned cost reduction actions which were communicated to affected employees in April and office closures. The severance related charges are expected to be paid out by the fourth quarter of 2001 and the office closure costs will be paid pursuant to contract terms through 2005. We anticipate our annualized salary and benefits cost savings to be approximately $33 million as a result of these cost reduction actions taken in the first and second quarters of 2001.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries, incentive compensation and employee benefits for dedicated personnel, staff recruiting costs, administrative costs, travel expenses and depreciation expenses. Our Loyalty Lab is the center of our research and development activities, and we believe it improves the effectiveness of our loyalty solutions, allows us to work closely with emerging technology and serves as a demonstration center for our clients.

     Research and development expenses increased $0.5 million, or 25.0%, to $2.5 million in first quarter of 2001 from $2.0 million in the prior-year quarter, primarily due to increased investment in the Loyalty Lab.

     GOODWILL AMORTIZATION

     Goodwill amortization expenses were $1.2 million for both the first quarter of 2001 and 2000. Goodwill amortization is primarily attributable to the acquisition of the Bentley Group in 1997.

     OPERATING LOSS

     We recognized an operating loss of $27.1 million in the first quarter of 2001 compared to an operating loss of $0.1 million in the prior period quarter. The current quarter's operating loss is attributable primarily to a special charge associated with cost reduction actions taken by management, lower utilization of engageable consultants, lower software revenues and higher infrastructure and selling costs.

     North America had an operating loss of $23.4 million in the first quarter of 2001 versus operating income of $4.5 million in the first quarter of 2000. This decrease in operating income is due to reduced revenues as described above. International experienced an operating loss of $3.7 million in the first quarter of 2001 versus an operating loss of $4.6 million in the first quarter of 2000. This improvement is the result of increased revenues and improved utilization of project personnel.

     OTHER INCOME

     We recognized non-operating other income of $0.5 million in both the first quarter of 2001 and 2000. Other income remained flat due to lower investment yields offset by higher average invested cash balances during the first quarter of 2001 compared to the first quarter of 2000.

     INCOME TAX (BENEFIT) PROVISION

     Historically, our effective tax rate has fluctuated significantly. For some periods, our effective tax rate was unusually high. The high effective tax rates were due primarily to the generation of pre-tax losses in low tax-rate jurisdictions and pre-tax earnings in high tax-rate jurisdictions. During 2000, we began implementing an organizational structure, which we expect to lower our effective tax rate in future years.

     We recognized a tax benefit of $10.1 million in the first quarter of 2001 compared to a tax provision of $0.2 million in the first quarter of 2000. The effective tax rate declined to 38% in the current year quarter compared to 50% in the prior-year quarter as a result of a new organizational structure and reduced statutory rates in foreign jurisdictions.

     We had net deferred tax assets of $25.2 million as of March 31, 2001. The future recoverability of our net deferred tax assets is dependent upon the generation of future taxable income, primarily in the UK and Germany which have unlimited net operating loss carry forwards. We believe that we will generate sufficient future taxable income to recover these recorded net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     eLoyalty's principal capital requirements are to fund working capital needs, capital expenditures and other investments in support of revenue generation and growth. Since the spin-off and the associated cessation of operational funding and cash management support from TSC, we have been dependent on our own ability to generate capital resources sufficient to meet our ongoing needs for cash.

     Our principal current capital resources consist of our cash and cash equivalent balances. At March 31, 2001, we had cash and cash equivalents of approximately $45.3 million, which included the proceeds of a $9 million first quarter borrowing under our revolving credit line (described below). Excluding the additional cash from these borrowings, our cash and cash equivalents position declined by $4.8 million during the first quarter of 2001, from $41.1 million at December 30, 2000 to $36.3 million at March 31, 2001.

     Net cash of $2.8 million was used by operations for the first three months of 2001, compared to $0.8 million of cash used in operations during the prior-year period. eLoyalty's negative operating cash flows in the current-year period were primarily attributable to the substantial net loss it sustained for the quarter, partially offset by a decrease in receivables as a result of improved collection efforts in the first quarter of 2001 and by elimination of the $11.5 million non-cash special charge for severance and related costs. Approximately $8.7 million of the recorded first quarter special charge and $3.0 million of the anticipated second quarter charge represent future cash commitments for employee severance payments that are expected to become payable, and be charged against operating cash flows, in subsequent quarters of fiscal 2001.

     Cash flows used by eLoyalty in investing activities consisted of capital expenditures of $2.3 million for the first quarter of fiscal 2001, a decline of $0.5 million from the $2.8 million of capital expenditures in the prior-year period. Capital expenditures were higher in the prior-year quarter, primarily reflecting the commencement of our fiscal 2000 infrastructure build-out, including investments in computer hardware and software, furniture, equipment and leasehold improvements for separate facilities. Total capital expenditures are expected to approximate $9 million in calendar year 2001, as compared to $18.6 million during fiscal 2000.

     eLoyalty has made an additional commitment to invest up to $14.7 million, through another newly formed entity, in eLoyalty Ventures, L.L.C. ("eLoyalty Ventures"). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage customer relationship management technology companies. eLoyalty has not yet been requested to contribute any of its eLoyalty Ventures commitment and so remains subject to capital calls against that commitment on 10 business days' prior written notice. We do not currently expect any capital calls to be made during the rest of 2001.

     Cash flows provided by financing activities totaled $9.8 million in the first quarter of fiscal 2001, a decrease of $26.5 million from the $36.3 million of cash from financing activities in the same period last year. Of that $9.8 million, $9.0 million was attributable to borrowings under our revolving credit facility, repayable not later than December 31, 2001. The balance of the first quarter 2001 cash flows from financing activities related to proceeds received in connection with stock option exercises and purchases under the eLoyalty employee stock purchase plan. In comparison, cash flows provided by financing activities in the first quarter of fiscal 2000 included: a $20 million cash contribution from TSC in connection with its spin-off of eLoyalty on February 15, 2000; proceeds of $8.4 million received from the sale of 2.5 million shares of eLoyalty common stock to venture capital investors; $4.8 million received from stock compensation plans; and $3.1 million in net transfers from TSC to fund operations prior to the spin-off. During fiscal 2000, the increases in eLoyalty's cash resources were attributable entirely to the $68.3 million in cash generated during the year from financing activities, the bulk of which derived from one-time financing events (including the issuance of 4.5 million shares of eLoyalty common stock for aggregate net proceeds of $34.9 million and the above-described first quarter $20 million TSC cash contribution).

     Our $9.0 million first quarter borrowings were made under the business loan agreement we entered into with Bank of America, N.A. (the "Bank"), as of December 30, 2000, providing for an unsecured revolving line of credit in a maximum principal amount of $10 million through December 31, 2001 (the Facility"). As of March 31, 2001, we had only $0.3 million of credit remaining available for borrowing under the Facility, as a result of our first quarter draw down and four outstanding letters of credit, totaling $0.7 million, securing office space in the United States, Europe and Australia. The Facility requires eLoyalty, among other things, to maintain unencumbered liquid assets with an aggregate market value of from 100% to 150% (depending on the nature of such assets and their location) of the total commitment. Accordingly, eLoyalty will be required to maintain at least $10 million in unencumbered liquid asset coverage throughout 2001 to remain in compliance with this covenant. Other principal terms of the loan and covenants are summarized in Item 8 of eLoyalty's Form 10-K for the year ended December 30, 2000.

     We anticipate that current cash resources, should be sufficient to satisfy our expected working capital and capital expenditure needs for the next twelve months. Despite our recent cost reduction activities, however, continuing operating and net losses or adverse impacts on our accounts receivable collection activities resulting from uncertain prevailing economic conditions and project deferrals could require us to accelerate use of existing cash balances to fund operations for the next 12 months and limit our ability to fund capital and other discretionary expenditures. If our operating activities or net cash needs for the year were to differ materially from current expectations, there could be no assurance, given current market, credit and general economic uncertainties, that we would have access to additional capital resources on acceptable terms.

NEW ACCOUNTING STANDARDS

     We adopted Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet as assets or liabilities at their fair value. It also requires entities to reflect the gains or losses associated with changes in the fair value of derivatives each period, either in current earnings or as a separate component of other comprehensive income, depending on the nature of the underlying contract or transaction. Our adoption of FAS No. 133 did not have a material effect on our Consolidated Statement of Operations or Balance Sheet for the period ended March 31, 2001.

YEAR 2000 ISSUE

     eLoyalty knows of no significant Year 2000 related failures that have affected Company-provided software or services, corporate support services provided to eLoyalty by TSC in connection with the spin-off or other internal Company systems. Since its inception as a TSC business unit, eLoyalty has designed and developed software and systems solutions for its clients. In doing so, eLoyalty has recommended, implemented and at times customized third-party software packages for, and licensed its own propriety software to, its clients. Due to the large number of engagements eLoyalty has undertaken over the years, there can be no assurance that all such software and systems will be Year 2000 compliant or that eLoyalty may not be subject to future claims as a result.

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

     - reliance on major suppliers, including CRM software providers and other alliance partners and maintenance of good relations with key business partners;

     - reliance on a relatively small number of customers for a significant percentage of our revenues;

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

     - future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

     - maintenance of our reputation and expansion of our name recognition in the marketplace;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide solutions to clients in a number of countries including the United States, Canada, United Kingdom, Germany, France and Australia. For the quarter ended March 31, 2001 and 2000, 23% and 15%, respectively, of revenues were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. However, we believe that an increasing portion of revenues and costs will be denominated in foreign currencies in the future. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits
                 10.1 Employment Agreement, dated January 2 and 8, 2001, and effective January 29, 2001, between Jay A. Istvan and eLoyalty.*

                 10.2 Promissory Note dated February 20, 2001, of  Jay A. Istvan in favor of eLoyalty.*

                 10.3 Letter agreement, dated January 2, 2001, between Jay A.
                      Istvan and eLoyalty.*

                 10.4 Indemnification Agreement, effective as of January 29,
                      2001, between Jay A. Istvan and eLoyalty.*

----------------------------------------------------------------------

         *Represents a management contract or a compensatory plan or arrangement

         b)  Reports on Form 8-K

                 eLoyalty filed a Current Report on Form 8-K under Item 9 relating to its Salomon Smith Barney IT Services Conference Presentation, with presentation materials attached as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 15, 2001.


                              ELOYALTY CORPORATION



                              By  /s/ TIMOTHY J. CUNNINGHAM
                                  -----------------------------------------
                                      Timothy J. Cunningham
                              Senior Vice President, Chief Financial Officer and
                                Corporate Secretary
                              (Duly authorized signatory and principal
                                financial officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
------                          -------------------

 10.1 Employment Agreement, dated January 2 and 8, 2001, and effective January 29, 2001, between Jay A. Istvan and eLoyalty.*

 10.2 Promissory Note, dated February 20, 2001 of Jay A. Istvan in favor of eLoyalty.*

 10.3 Letter agreement, dated January 2, 2001, between Jay A. Istvan and eLoyalty.*

 10.4 Indemnification Agreement, effective as of January 29, 2001, between Jay A. Istvan and eLoyalty.*

----------------------------------------------------------------------
*Represents a management contract or a compensatory plan or arrangement