Form 10-Q
period 2001-06-30
ELOYALTY CORP
filed 2001-08-14
CIK 1094348

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       (MARK ONE)
          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES X  NO [ ]

     THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF AUGUST 10, 2001 WAS 51,575,851.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
    PART I. FINANCIAL INFORMATION
      Item 1.    Financial Statements........................................      1
      Item 2.    Management's Discussion and Analysis of Financial Condition       8
                   and Results of Operations.................................
      Item 3.    Quantitative and Qualitative Disclosures About Market            18
                   Risk......................................................
    PART II. OTHER INFORMATION
      Item 4.    Submission of Matters to a Vote of Security Holders.........     19
      Item 6.    Exhibits and Reports on Form 8-K............................     19
      Signatures.............................................................     20
      Exhibit Index..........................................................

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              eLOYALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 JUNE 30,      DECEMBER 30,
                                                                   2001            2000
                                                                 --------      ------------
                                                                (UNAUDITED)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents...................................     $ 39,652        $ 41,138
Marketable securities.......................................        9,574           9,902
Receivables (less allowances of $1,944 and $1,605,
  respectively).............................................       39,451          75,886
Deferred income taxes.......................................        6,044          16,301
Prepaid expenses............................................        2,627           2,935
Refundable income taxes.....................................        9,025           4,619
Other current assets........................................        1,670           2,915
                                                                 --------        --------
       Total current assets.................................      108,043         153,696
Equipment and leasehold improvements, net...................       18,538          18,784
Goodwill, net...............................................        4,345           6,990
Deferred income taxes.......................................        9,904           2,664
Long-term receivables and other.............................        2,255           2,484
                                                                 --------        --------
       Total assets.........................................     $143,085        $184,618
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term debt.............................................     $  8,600        $     --
Accounts payable............................................        5,511           6,880
Accrued compensation and related costs......................       16,210          19,964
Deferred compensation.......................................        9,519           9,897
Other current liabilities...................................        6,406           7,021
                                                                 --------        --------
       Total current liabilities............................       46,246          43,762
                                                                 --------        --------
Long term liabilities.......................................        3,072              --
Commitments and contingencies...............................           --              --
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
  authorized; none issued and outstanding...................           --              --
Common stock, $.01 par value; 100,000,000 shares authorized;
  51,661,163 and 49,925,702 shares issued and outstanding
  respectively..............................................          517             499
Additional paid-in capital..................................      147,542         144,860
(Accumulated deficit) retained earnings.....................      (44,219)          2,171
Other.......................................................      (10,073)         (6,674)
                                                                 --------        --------
       Total stockholders' equity...........................       93,767         140,856
                                                                 --------        --------
       Total liabilities and stockholders' equity...........     $143,085        $184,618
                                                                 ========        ========

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              eLOYALTY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE                FOR THE
                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                          -------------------    -------------------
                                                            2001       2000        2001       2000
                                                            ----       ----        ----       ----
                                                              (UNAUDITED)            (UNAUDITED)
Revenues..............................................    $ 34,981    $50,960    $ 81,227    $97,139
  Project personnel costs.............................      22,531     24,908      51,098     46,089
                                                          --------    -------    --------    -------
Gross profit..........................................      12,450     26,052      30,129     51,050
                                                          --------    -------    --------    -------
Other costs and expenses:
  Selling, general and administrative.................      20,466     22,512      50,047     44,370
  Severance and related costs.........................      10,719         --      22,194         --
  Research and development............................       2,121      2,300       4,616      4,328
  Goodwill amortization...............................       1,241      1,242       2,485      2,488
                                                          --------    -------    --------    -------
                                                            34,547     26,054      79,342     51,186
                                                          --------    -------    --------    -------
Operating (loss)......................................     (22,097)        (2)    (49,213)      (136)
Other net income......................................         692        815       1,232      1,261
                                                          --------    -------    --------    -------
(Loss) income before income taxes.....................     (21,405)       813     (47,981)     1,125
Income tax provision (benefit)........................       8,508        407      (1,591)       563
                                                          --------    -------    --------    -------
Net (loss) income.....................................    $(29,913)   $   406    $(46,390)   $   562
                                                          ========    =======    ========    =======
Net (loss) income per share:
  Basic...............................................    $  (0.60)   $  0.01    $  (0.93)   $  0.01
                                                          ========    =======    ========    =======
  Diluted.............................................    $  (0.60)   $  0.01    $  (0.93)   $  0.01
                                                          ========    =======    ========    =======
Shares used to calculate basic net (loss) income per
  common share........................................      49,979     47,850      49,964     46,875
                                                          ========    =======    ========    =======
Shares used to calculate diluted net (loss) income per
  common share........................................      49,979     53,134      49,964     52,618
                                                          ========    =======    ========    =======

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              eLOYALTY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                    SIX MONTHS
                                                                       ENDED
                                                                     JUNE 30,
                                                                -------------------
                                                                  2001       2000
                                                                  ----       ----
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income......................................    $(46,390)   $   562
     Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
          Depreciation and amortization.....................       6,034      3,230
          Provision for uncollectible amounts...............       2,908        (61)
          Severance and related costs.......................      22,194         --
          Deferred income taxes.............................       2,624     (5,118)
     Changes in assets and liabilities:
          Receivables.......................................      32,547     (8,144)
          Sales (purchases) of trading securities related to
           deferred compensation program....................         328     (2,085)
          Other current assets..............................      (4,477)    (1,250)
          Accounts payable..................................      (1,330)     4,750
          Accrued compensation and related costs............     (15,036)     4,778
          Deferred compensation funds from employees........        (378)     2,085
          Other current liabilities.........................      (7,373)     4,132
          Other long-term assets............................         224       (876)
          Long term liabilities.............................       3,072         --
                                                                --------    -------
               Net cash (used in) provided by operating
                activities..................................      (5,053)     2,003
                                                                --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................      (5,527)    (5,792)
                                                                --------    -------
               Net cash used in investing activities........      (5,527)    (5,792)
                                                                --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving credit agreement...............       9,000         --
     Repayments on revolving credit agreement...............        (400)        --
     Proceeds from stock compensation plans.................       1,022      6,164
     Proceeds from issuance of common stock.................          --     34,817
     Capital contribution from Technology Solutions
      Company...............................................          --     20,000
     Net advances from Technology Solutions Company.........          --      4,565
                                                                --------    -------
               Net cash provided by financing activities....       9,622     65,546
                                                                --------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (528)    (1,749)
                                                                --------    -------
(Decrease) increase in cash and cash equivalents............      (1,486)    60,008
Cash and cash equivalents, beginning of period..............      41,138     13,462
                                                                --------    -------
Cash and cash equivalents, end of period....................    $ 39,652    $73,470
                                                                ========    =======

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

                              eLOYALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- GENERAL

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2001, the consolidated results of our operations for the three months and six months ended June 30, 2001 and 2000, and our cash flows for the six months ended June 30, 2001 and 2000, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X. The financial statements include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when we operated within Technology Solutions Company (TSC), and subsequent to February 15, 2000, when we operated as a separate, publicly traded company. Certain reclassifications have been made to the second quarter and year-to-date 2000 condensed consolidated statement of operations to conform to the 2001 presentation.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

NOTE 2 -- COMPREHENSIVE NET LOSS

     Comprehensive net loss is comprised of the following:

                                                             FOR THE THREE           FOR THE SIX
                                                             MONTHS ENDED           MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                          -------------------    -------------------
                                                            2001       2000        2001       2000
                                                            ----       ----        ----       ----
                                                              (UNAUDITED)            (UNAUDITED)
Net (loss) income.....................................    $(29,913)   $   406    $(46,390)   $   562
Other comprehensive loss:
  Effect of currency translation......................        (287)    (1,158)     (2,242)    (2,557)
                                                          --------    -------    --------    -------
Comprehensive net loss................................    $(30,200)   $  (752)   $(48,632)   $(1,995)
                                                          ========    =======    ========    =======

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.2 million at June 30, 2001 and $2.0 million at December 30, 2000.

NOTE 3 -- (LOSS) EARNINGS PER SHARE

     The following table sets forth the computation of the shares used in the calculation of our basic and diluted (loss) earnings per share:

                                                               FOR THE THREE            FOR THE SIX
                                                                MONTHS ENDED           MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                             ------------------    ---------------------
                                                               2001       2000      2001        2000
                                                               ----       ----      ----        ----
                                                                (UNAUDITED)             (UNAUDITED)
Weighted average common shares outstanding...............     49,979     47,850    49,964      46,875
Common stock equivalents.................................        591      5,284     1,562       5,743
                                                              ------     ------    ------      ------
Weighted average common and common share equivalents.....     50,570     53,134    51,526      52,618
                                                              ======     ======    ======      ======

     In periods in which there is a loss, we do not include common stock equivalents in the diluted (loss) earnings per share calculation as they are anti-dilutive.

                              eLOYALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4 -- SEGMENT INFORMATION

     We operate in one business segment focused exclusively on providing customer relationship management ("CRM") related consulting services. Beginning in 2001 as a result of organizational changes, we have two reportable geographic segments. Those segments are: North America and International. Our North American business includes our United States and Canadian operations. Our International business includes operations in Europe and Australia. The following table reflects revenues, operating results, and total assets by reportable segment for the three months and six months ended June 30, 2001 and June 30, 2000, respectively.

                 FOR THE THREE MONTHS ENDED                      NORTH
                    JUNE 30, (UNAUDITED)                        AMERICA     INTERNATIONAL     TOTAL
                 --------------------------                     -------     -------------     -----
Revenues
  2001......................................................    $ 29,862      $  5,119       $ 34,981
  2000......................................................    $ 45,402      $  5,558       $ 50,960
Operating income (loss)
  2001......................................................    $(14,472)     $ (7,625)      $(22,097)
  2000......................................................    $  3,746      $ (3,748)      $     (2)

                  FOR THE SIX MONTHS ENDED                       NORTH
                    JUNE 30, (UNAUDITED)                        AMERICA     INTERNATIONAL     TOTAL
                  ------------------------                      -------     -------------     -----
Revenues
  2001......................................................    $ 66,513      $ 14,714       $ 81,227
  2000......................................................    $ 87,146      $  9,993       $ 97,139
Operating income (loss)
  2001......................................................    $(37,882)     $(11,331)      $(49,213)
  2000......................................................    $  8,262      $ (8,398)      $   (136)

                                                                 NORTH
AS OF JUNE 30, (UNAUDITED)                                      AMERICA     INTERNATIONAL     TOTAL
--------------------------                                      -------     -------------     -----
Total assets
  2001......................................................    $126,589      $ 16,496       $143,085
  2000......................................................    $154,185      $ 21,490       $175,675

NOTE 5 -- SEVERANCE AND RELATED COSTS

     We recognized a $10.7 million pre-tax charge in the second quarter of 2001 as a result of cost reduction actions taken in the second quarter. This is in addition to the $11.5 million charge taken in the first quarter of 2001. These charges relate to employee severance payments and related costs for approximately 250 employees, primarily in the North American segment. They also relate to the closure and downsizing of various offices. Severance costs include contractual salary and related fringe benefits over the severance payment period, forgiveness of employee loans and outplacement costs. Facility costs primarily include expected losses on contractual lease commitments, net of sublease revenues, and write down of leasehold improvements. Other costs include laptop and other computer lease termination costs, legal expenses and the write down of deposits related to outside services, which have been terminated. During the six months ended June 30, 2001, we made cash payments of $7.4 million and reduced our headcount by approximately 250 employees related to this cost reduction action. Of these payments, $5.9 million was expended in the second quarter of 2001. We expect substantially all severance and related costs to be paid out by the end of fourth quarter of 2001 pursuant to agreements entered into with affected employees, and facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007.

                              eLOYALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table represents a reconciliation of these charges, accumulated usage and the reserve balance at June 30, 2001:

                                                                 Q1/Q2     ACCUMULATED    RESERVE
                                                                CHARGES       USAGE       BALANCE
                                                                -------    -----------    -------
Employee severance..........................................    $11,888      $ 7,115      $ 4,773
Facility....................................................      6,696        2,933        3,763
Other.......................................................      3,610        1,567        2,043
                                                                -------      -------      -------
Total.......................................................    $22,194      $11,615      $10,579
                                                                =======      =======      =======

     In addition, on July 31, 2001, we announced an estimated $7.6 million pre-tax charge to be taken in the third quarter of 2001 relating primarily to severance benefits associated with a reduction in force affecting approximately 155 employees, which was communicated to affected employees in July. This additional severance-related charge is expected to be substantially paid out by the fourth quarter of 2001.

NOTE 6 -- INCOME TAXES

     During the second quarter of 2001, we established a $12.2 million valuation allowance against the benefit of certain international operating unit tax losses recognized through March 31, 2001 and ceased recording the benefit of losses incurred by these operating units beginning in the second quarter of fiscal 2001. The decision was made following a company-wide review of potential financial results by geography under various alternative scenarios and related assessment and based on relevant accounting guidelines regarding the certainty of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability.

     We have recorded a deferred tax asset of $15.9 million reflecting primarily the benefit of U.S. loss carryforwards, which expire in 2020. Realization is dependant on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Although realization is not assured, we believe that is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised.

NOTE 7 -- RESTRICTED STOCK GRANTS

     On April 2, 2001, eLoyalty's Board of Directors approved the grant of 1,265,000 shares of restricted stock at a fair market value of $1.75 per share to certain officers under the eLoyalty Corporation 1999 Stock Incentive Plan. These shares are subject to a restriction period from the date of grant, during which the shares may not be sold, assigned, pledged or otherwise encumbered. Of the 1,265,000 shares granted, 915,000 shares vest over a period of 48 equal monthly installments beginning May 1, 2001. The remaining 350,000 shares vest in 48 equal monthly installments beginning May 1, 2003.

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the systematic amortization of goodwill and indefinite lived intangible assets and requires them to be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We
                              eLOYALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

will adopt SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective January 1, 2002. We have not completed an evaluation of the financial statement effect of adopting SFAS No. 142.

NOTE 9 -- SUBSEQUENT EVENT

     We terminated our Executive Deferred Compensation Plan effective as of July 15, 2001, and provided for all participant account balances to be distributed in a lump sum following the termination effective date. We also terminated an associated Executive Benefit Trust, effective on completion of distributions from the plan. This nonqualified deferred compensation plan allowed eligible participants (employees at or above the level of Vice President) to defer receipt of a portion of their cash compensation. We expect all distributions from this plan to be completed before September 30, 2001. Investments purchased by eLoyalty with the deferred compensation funds and the corresponding obligations to participants, including investment earnings thereon, are reflected as assets and liabilities, respectively, on our balance sheet under the captions "Marketable Securities" and "Deferred Compensation."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and Analysis and other parts of this quarterly report contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, but are not limited to, those noted under "Factors That May Affect Future Results or Market Price of Stock" included later in this quarterly report. Readers should also carefully review the risk factors described in other documents eLoyalty files from time to time with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and our subsequent Quarterly Report on Form 10-Q.

     Readers are cautioned not to place undue reliance on these forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and eLoyalty undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, or future events or circumstances.

BACKGROUND

     eLoyalty is a global management consulting and systems integration organization focused exclusively on building customer loyalty. eLoyalty has a broad range of customer relationship management ("CRM") related services including business strategy, technical architecture, selection, implementation and integration of appropriate CRM software applications and provision of ongoing support for multi-vendor systems.

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

PERFORMANCE OVERVIEW AND GENERAL OUTLOOK

     Our consolidated revenues were $35.0 million in the second quarter of 2001. This represents an approximate 31% decline as compared to the second quarter of 2000 and a 24% decline from the first quarter of 2001, which in turn followed a 20% sequential quarterly decline from the fourth quarter of 2000. This second consecutive sequential quarterly revenue decline followed a period of 45% revenue growth for fiscal 2000, and returns eLoyalty to its lowest quarterly revenue level since the second quarter of 1999. As a result, average revenues per billable day for the second quarter of 2001 were $547,000, down from $723,000 for the first quarter of 2001 and $945,000 for the fourth quarter of 2000 and lower than the respective averages for fiscal 2000 and 1999. The sequential quarterly 2001 revenue declines have been primarily attributable to significant delays and deferrals of new client projects and extensions, which we believe reflect the impact of broader negative economic conditions on both client expenditure commitments and client decision time frames for information technology related projects and consulting services.

     We have experienced sequential declines during 2001 in the utilization rate of our engageable field consultants, partially mitigated by our cost reduction activities so far this year. Utilization is defined as billed time as a percentage of total available time. Average utilization was 68%, 66%, 60% and 54% for the second quarter 2000, fiscal year 2000, first quarter 2001, and second quarter 2001, respectively. Our gross profit margin (gross profits, or revenues minus project personnel costs, as a percentage of revenues) was 36% for the second quarter of 2001. This represented a decline from both our 38% gross profit margin in the first quarter of

2001 and the 51% gross profit margin achieved for fiscal 2000. We continue to experience pricing competition similar to that in the first quarter, and our second quarter average hourly billing rate remained flat at $210 per hour from the first quarter of 2001. That rate, however, reflected a 10% ($234 to $210) decline from that in the fourth quarter of 2000, which represented the highest average quarterly rate achieved during last year.

     As previously announced, in early June, Agilent Technologies notified us of its cancellation of a project on which we and other third parties were engaged. Agilent had been our single largest customer, contributing approximately $8 million, or 22.8%, of our total revenues for the second quarter of 2001 and approximately 19% and 15%, respectively, of our total revenues for the first quarter of 2001 and the prior fiscal year. Given current economic and demand conditions, this project cancellation is expected to have a material near-term effect on our revenues, beginning in the third fiscal quarter of this year. In general, this year as our revenues have declined, demand from prospective new clients softened and our major account planning focus sharpened, our customer concentration has grown, increasing our potential exposure to the loss of a single major customer. During the second quarter of 2001, two clients (in addition to Agilent) each accounted for more than 10% of our revenues. Our top 20 customers contributed 92% of total revenues for the second quarter of 2001, as compared to 85% for the first quarter of 2001 and 70% for the second quarter last fiscal year.

     We presently expect the current economic slowdown and resulting uncertain client expenditure commitments and extended decision time frames to persist during the remainder of 2001 and to continue into 2002. We are continuing to experience deferrals of proposed new projects and project extensions at a level commensurate with the fist quarter of 2001, with pipeline prospects being converted into firm engagements at a less certain rate and on a longer cycle than during prior years. In addition, while we expect our North American segment (which has historically accounted for more than 80% of our consolidated revenues) to continue to suffer from these adverse conditions, we also have begun to experience in the second quarter of 2001 some of the same uncertainties and accompanying demand softness in Europe and other international business locations. Accordingly, we expect our consolidated revenues for the third quarter of 2001 to be flat to slightly down from the second quarter, after excluding the effects of the earlier described project cancellation.

     In response to this economic environment and demand slowdown, we have undertaken a number of cost reduction activities, including headcount reductions and office closures and downsizing. As a result of those activities, we recognized a special pre-tax charge of $10.7 million (approximately $7.1 million after tax) in the second quarter of fiscal 2001. Approximately 75% of this $10.7 million special charge relates to future 2001 cash commitments for agreed employee severance payments and estimated contractual exit costs associated with office closures. This second quarter charge is in addition to the special pre-tax charge of $11.5 million (approximately $7.1 million after-tax) taken in the first quarter of fiscal 2001.

     During July 2001, we initiated further cost reduction actions, including an additional workforce reduction. We expect that these July actions will result in an estimated pre-tax special charge of approximately $7.6 million ($5.5 million after-tax) in the third quarter of fiscal 2001. As a result of these combined year-to-date actions, we have reduced our overall headcount by approximately 38%, from 1,018 total employees at the end of fiscal 2000 to approximately 630 employees at the end of July 2001. We expect substantially all severance and related costs to be paid out by the end of this fiscal year pursuant to agreements entered into with the affected employees and the costs related to the office closures to be paid pursuant to contract terms through 2007.

     During the second quarter of 2001, we established a $12.2 million valuation allowance against the benefit of certain international operating unit tax losses recognized through March 31, 2001 and ceased recording the benefit of losses incurred by these operating units beginning in the second quarter of fiscal 2001. The decision was made following a company-wide review of potential financial results by geography under various alternative scenarios and a related assessment, based on relevant accounting guidelines, of the certainty of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability.

     Primarily as a result of the above-described business conditions and the responsive cost reduction actions, we experienced a second quarter 2001 operating loss of $22.1 million, compared to essentially break even for the comparable quarter last fiscal year. The net loss for the second quarter, including the after-tax effect of the special and valuation allowance charges, was $29.9 million, or $ 0.60 per share on a diluted basis, compared to net income of $0.4 million, or $0.01 per share on a diluted basis, for the second quarter of 2000.

     We intend to closely monitor our pipeline during the ensuing fiscal quarters and may take additional cost reduction actions based on business demand and then current economic conditions. In addition, we are evaluating capital structure and financing alternatives, including among others the possibility of raising of additional equity capital from existing or new investors, to address the prospect of a sustained economic downturn and applicable Nasdaq stock market listing maintenance requirements. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

     REVENUES

     We reported revenues at $35.0 million in the second quarter of 2001 versus $51.0 million in same quarter last year. Revenues were down, $16 million or 31%, due to the general economic slowdown and the resulting decrease in technology investments. eLoyalty's revenues are generated primarily from professional services, which are billed principally on a time and materials basis. Revenues are recognized for time and material engagements as services are rendered. eLoyalty has, on occasion, contracted projects on a fixed fee or not-to-exceed fee basis.

     Professional service fee revenues decreased $15.1 million, or 31%, in the quarter-over-quarter comparison to $33.0 million in the second quarter of 2001 from $48.1 million in the year-ago second quarter. Professional service fee revenues have also declined in comparison to the last three quarters for which such revenues were $54.4 million, $54.4 million, and $44.2 million. This sequential professional service fee revenue decrease in the second quarter of 2001 is believed to be the result of generally reduced spending on information technology and consulting services.

     Other revenue contributors include fees generated from Managed Services (including Loyalty Support services, purpose-built hosted solutions and e-PROFILE) and the licensing of proprietary software. Revenues from Managed Services were $2.0 million, or 6% of second quarter 2001 revenues, and $1.4 million, or 3% of second quarter 2000 revenues. This $0.6 million increase is the result of increased emphasis on improving recurring revenue streams. Software revenues decreased $1.5 million to zero in the current-year period compared to the prior-year period, representing a continuing decline in software revenues.

     North American revenues decreased 34% to $29.9 million in the current year quarter from $45.4 million in the prior-year quarter. Seven customers accounted for 76% of the second quarter 2001 North American revenues. In comparison, North American revenues were $49.6 million, $48.7 million, and $36.6 million, respectively, for the third and fourth quarters of 2000 and the first quarter of 2001. This sequential decline in revenues is believed due to the continued poor economic climate described above.

     International revenues decreased 9% to $5.1 million in the second quarter of 2001 from $5.6 million in the second quarter of 2000. International revenues were $7.2 million, $8.9 million and $9.6 million, respectively, for the third and fourth quarters of 2000 and the first quarter of 2001. Second quarter 2001 International revenues represent a sequential quarterly decline of 47% from the first quarter of fiscal 2001, reflecting that our International segment has begun to experience softening demand due to economic uncertainties like those prevailing for some time in North America. With our International revenue declines and key account planning, the result has been an increase in our International segment's customer concentration. Approximately 80% of International revenues were derived from four customers during the second quarter of 2001.

     PROJECT PERSONNEL COSTS AND GROSS PROFITS

     eLoyalty's most significant operating cost is project personnel costs, which comprise labor costs including salaries, fringe benefits and incentive compensation of engageable consultants, as well as fees paid to subcontractors for work performed on an engagement.

     Project personnel costs decreased $2.4 million, or 9.6%, to $22.5 million in the second quarter of 2001 from $24.9 million in the prior-year second quarter. The current period decrease in project personnel costs is due in substantial part to the headcount and other cost reduction actions primarily affecting our North American operations. (See Severance and related costs below). As a result of these headcount reductions, the total number of engageable consultants was 572 at June 30, 2001 compared to approximately 665 at June 30, 2000. Further headcount reductions occurred in July of 2001, which resulted in total engageable consultants at July 31, 2001 of approximately 490.

     Project personnel costs as a percentage of revenues increased to 64% in the current year period compared to 49% in the comparable prior-year period, primarily due to a decline in sales volume and decrease in the utilization of engageable consultants.

     North American project personnel costs decreased to $17.7 million during the second quarter of 2001 compared to $21.2 million in the prior-year quarter. As a percentage of revenues, project personnel costs for North America were 59% in the second quarter of 2001 versus 47% in the prior-year quarter. This is due to the decline in sales volume and lower utilization in light of the economic slowdown described above.

     International project personnel costs increased to $4.8 million in the current year quarter from $3.7 million in the prior-year quarter. As a percentage of revenues, project personnel costs were 94% of revenues in the second quarter of 2001 versus 67% in the prior year quarter. This is attributable largely to the same factors as affected our North American project personnel costs in the second quarter of 2001.

     Gross profits represent our revenues less project personnel costs. Our gross profits have declined in recent years, reflecting in part the adverse impact of subcontractor use and non-billable time incurred by project personnel. Gross profit margins also experienced a decline in the second quarter of 2001, decreasing to 36% from 51% in the second quarter of 2000. Gross profits for North American operations decreased to $12.2 million in the second quarter of 2001 from $24.2 million in the prior-year second quarter, due primarily to reduced revenues and lower utilization. International gross profit decreased to $0.3 million in the current year period from $1.8 million in the prior-year second quarter period, reflecting lower utilization of engageable consultants in the second quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, managerial and administrative personnel, plus provisions for uncollectible amounts. Other overhead expenses consist of employee costs for training, travel expenses, laptop computer leases and other non-billable expenses not directly related to projects or research and development. For 2000, this would also include expenses relating to administrative and other support services provided by TSC as part of a shared services agreement.

     Selling, general and administrative expenses decreased $2.0 million, or 9%, to $20.5 million in the second quarter of 2001 from $22.5 million in the prior-year quarter. In the second quarter of 2000, we began the build-out of our infrastructure as a separate company; thus our general and administrative costs were higher in 2000 reflecting some duplicate costs while we also paid for TSC shared services. The benefits of our headcount reductions (See Severance and related costs below) are also reflected in these 2001 results.

     SEVERANCE AND RELATED COSTS

     We recognized a $10.7 million pre-tax charge in the second quarter of 2001 as a result of cost reduction actions. This also relates to the closure and downsizing of various offices and certain employee severance benefits relating to workforce reduction activities communicated to the affected employees in the second quarter of fiscal 2001. The facility closure costs primarily include expected losses on contractual lease commitments, net of sublease revenues, and the write-down of leasehold improvements. Severance costs include contractual salary and related fringe benefits over the severance payment period, forgiveness of employee loans and outplacement costs. Other costs include laptop and other computer equipment lease termination costs, legal expenses and the write down of deposits related to outside services, which have been terminated. This charge was in addition to the $11.5 million charge in the first quarter of 2001. We expect substantially all severance and related costs to be paid out by the end of fourth quarter of 2001 pursuant to agreements entered into with affected employees.

     In addition, we announced an estimated $7.6 million pre-tax charge to be taken in the third quarter of 2001 relating primarily to severance benefits associated with the employment termination of approximately 155 additional employees communicated to affected employees in July. The severance related charges are expected to be paid out by the fourth quarter of 2001. We anticipate our annualized cost savings from the reduction of salaries, benefits, and facility lease payments related to all of the above mentioned cost reduction actions to be $56 million.

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

     Research and development expenses decreased $0.2 million, or 9%, to $2.1 million in second quarter of 2001 from $2.3 million in the prior-year quarter, primarily due to the headcount actions mentioned above.

     GOODWILL AMORTIZATION

     Goodwill amortization expenses were $1.2 million for both the second quarter of 2001 and 2000. Goodwill amortization is primarily attributable to the acquisition of the Bentley Group in 1997.

     OPERATING LOSS

     We recognized an operating loss of $22.1 million in the second quarter of 2001 compared to essentially break even in the prior-year second quarter. The current quarter's operating loss is attributable primarily to a special charge associated with cost reduction actions, reduced revenues and lower utilization of engageable consultants.

     North America had an operating loss of $14.5 million in the second quarter of 2001 versus operating income of $3.7 million in the second quarter of 2000. International experienced an operating loss of $7.6 million in the second quarter of 2001 versus an operating loss of $3.7 million in the second quarter of 2000. These decreases in operating income are due to reduced revenues, lower utilization and a special charge as described above.

     OTHER INCOME

     We recognized non-operating other income of $0.7 million in the second quarter of 2001 versus $0.8 million in the year ago quarter. Other income remained flat due to higher investment yields, offset by lower average invested cash balances and interest paid on short-term debt during the second quarter 2001 compared to the same period in 2000.

     INCOME TAX (BENEFIT) PROVISION

     We recorded a valuation allowance of $14.4 million relating to our international deferred tax assets. This reserve is for deferred taxes resulting from losses prior to March 31, 2001 ($12.2 million) plus additional valuation allowance of $2.2 million for certain international net operating loss carryforwards generated in the second quarter of 2001. Due to the recognition of this valuation allowance, we recognized an income tax provision of $8.5 million versus a provision of $0.4 million in the second quarter of 2000.

FIRST SIX MONTHS OF 2001 COMPARED WITH FIRST SIX MONTHS OF 2000

     REVENUES

     Revenues decreased $15.9 million, or 16%, to $81.2 million in the first six months of 2001 from $97.1 million in the prior-year period. Professional service fee revenues decreased $11.9 million in the year-over-year comparison to $77.2 million in 2001 from $89.1 million in the year-ago period. Other revenue contributors include fees generated from Managed Services (including Loyalty Support services, purpose-built hosted solutions and e-PROFILE). Revenues from Managed Services in the first six months of 2001 and 2000 were $3.7 million, or 5% of total 2001 revenues, and $2.8 million, or 3% of total 2000 revenues. Revenues from software sales decreased $4.8 million to $0.4 million in the current-year period from $5.2 million in the prior-year period. The $15.9 million decrease in total revenues is believed primarily due to the overall softening of demand for technology investments as a result of ongoing economic uncertainties.

     North American revenues decreased 24% to $66.5 million in the first six months of 2001 from $87.1 million in the prior-year period. This general decline in revenues is believed to result primarily from ongoing economic uncertainties as described above.

     International revenues increased to $14.7 million, or 18.1% of total revenues, in the first six months of 2001, from $10.0 million, or 10% of total revenues, in the prior-year period. This increase is due primarily to the fact that our international segment experienced stronger revenues in the first quarter of 2001, but did experience a decline in demand due to current economic uncertainties comparable to that in North America in the second quarter of fiscal 2001.

     PROJECT PERSONNEL COSTS AND GROSS PROFITS

     Project personnel costs increased $5.0 million, or 11%, to $51.1 million in the first six months of 2001 from $46.1 million in the prior-year period. The current-year increase in project personnel costs is primarily due to a significant higher level in the number of billable employees in first quarter of 2001, partially offset by headcount reductions made in March and April of 2001. Project personnel costs as a percentage of revenues increased to 63% in the six months ended June 30, 2001 compared to 47% in the prior-year period, primarily due to a 16% revenue decline.

     North American project personnel costs increased to $41.8 million during the six months ended June 30, 2001 compared to $38.3 million in the prior-year period. As a percentage of revenues, project personnel costs for North America were 63% in the six months ended June 30, 2001 versus 44% in the prior year period. The deterioration of these percentages is due to the decline in volume and lower utilization from the economic slowdown described above.

     International project personnel costs increased to $9.3 million for the six months ended June 30, 2001 versus $7.8 million in the prior-year period. As a percentage, project personnel costs were 63% of revenues in the six months ended June 30, 2001 versus 78% in the prior year period. The improvement in this percentage is due to the headcount reductions mentioned above and increased revenue in the six months ended June 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $5.6 million, or 13%, to $50.0 million in the first six months of 2001 from $44.4 million in the prior-year period. Selling and marketing expenses increased period-over-period as a result of our continued expansion of the business development group. General and administrative expenses increased in the period-over-period comparison, primarily due to the build-out of our corporate infrastructure, finance, treasury, legal, human resources, technical support and management personnel additions, and an increase in non-labor related expenses attributable to growth in billable consultants, which continued through the second quarter of 2001. Beginning in the first quarter of 2001, we initiated certain cost reductions as discussed above which resulted in a reduction in our selling, general and administrative expenses in the second quarter of 2001. However, the impact did not fully offset the increased expense in the first quarter of 2001 as compared to the first quarter last fiscal year. As a result of the foregoing, selling, general and administrative expenses increased as a percentage of revenues to 62% in the current-year period from 46% in the prior-year period.

     SEVERANCE AND RELATED COSTS

     We recognized $22.2 million in pre-tax charges in the first six months of 2001 as a result of cost reduction actions taken in the first and second quarters. These charges relate to severance benefits and the closure and downsizing of various offices. During the six months ended June 30, 2001, we made cash payments of $7.4 million and reduced our headcount by approximately 250 employees related to these cost reduction actions. We expect substantially all severance and related costs to be paid out by the end of fourth quarter of 2001 pursuant to agreements entered into with affected employees and office closures costs to be paid pursuant to contract terms through 2007.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $0.3 million, or 7%, to $4.6 million in the first six months of 2001 from $4.3 million in the prior-year period. Research and development expenses increased as a percentage of revenues from 4.5% in the prior-year period to 5.7% in the current-year period, primarily due to our increased investment in the first quarter of 2001. This percentage increase is also the result of the 16% decline in revenues for the comparable six-month period.

     GOODWILL AMORTIZATION

     Goodwill amortization expenses remained relatively flat at $2.5 million in both the first six months of 2001 and 2000, respectively. Goodwill amortization is primarily attributed to the acquisition of the Bentley Group.

     OPERATING LOSS

     We recognized an operating loss of $49.2 million for the six months ended June 30, 2001 compared to an operating loss of $0.1 million in the prior year period. This incremental operating loss is attributable primarily to the above described special charges associated with cost reduction actions taken by management, reduced revenues and lower utilization of engageable consultants.

     North America had an operating loss of $37.9 million in the six months ended June 30, 2001 versus the prior-year period income of $8.3 million. International experienced an operating loss of $11.3 million for the six months ended June 30, 2001 versus an operating loss of $8.4 million for the first six months of 2000. These decreases in operating income are due to reduced revenues, lower utilization and special charges as described above.

     OTHER INCOME

     eLoyalty recognized non-operating other income of $1.2 million in the first six months of 2001 compared to non-operating other income of $1.3 million in the prior-year period. Other income remained relatively flat due to higher investment yields, offset by lower average invested cash balances and interest paid on short term debt during the first six months of 2001 compared to the same period in 2000.

     INCOME TAX (BENEFIT) PROVISION

     The benefit from income taxes was $1.6 million in the first six months of 2001 compared to $0.6 million provision in the prior-year period, primarily as a result of the tax benefits associated with the losses incurred thus far in 2001, partially offset by the recognition of a second quarter 2001 $14.4 million valuation allowance related to certain international net operating loss carryforwards.

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

     Our principal current capital resources consist of our cash and cash equivalent balances. At June 30, 2001, we had cash and cash equivalents of approximately $39.7 million, which included the net proceeds of $8.6 million borrowed under our revolving credit line as of that date (described below). Excluding the additional cash from these borrowings, our cash and cash equivalents position declined by approximately $10.0 million in the first six months of 2001, from $41.1 million at December 30, 2000 to $31.1 million at June 30, 2001.

     Net cash of $5.1 million was used by operations for the first six months of fiscal 2001, compared to $2.0 million of cash provided by operations during the prior-year period. Our negative operating cash flows in the current-year period were primarily attributable to the substantial $46.4 million net loss we sustained for the first six months of 2001, offset by a decrease in receivables as a result of improved collection efforts and by the inclusion of a total of $22.2 million of special charges recorded during the period. Approximately $4.8 million of the recorded special charges for the first six months of fiscal 2001 and $5.7 million of the anticipated third quarter charge represents future cash commitments for employee severance payments that are expected to become payable, and be charged against cash from operations, in subsequent quarters of fiscal 2001. In addition, $3.6 million of recorded special charges represented future cash commitments which will become payable and be charged against operating cash flows in periods 2002 through 2007.

     Cash flows used by eLoyalty in investing activities consisted solely of capital expenditures of $5.5 million for the first six months of fiscal 2001, a decline of $0.3 million from the $5.8 million of capital expenditures in the prior-year period. Capital expenditures were higher in the prior-year period, primarily reflecting the commencement of our fiscal 2000 infrastructure build-out, including investments in computer hardware and software, furniture, equipment and leasehold improvements for separate facilities. Total capital expenditures are expected to approximate $9 million in fiscal 2001, as compared to $18.6 million during fiscal 2000.

     eLoyalty has made an additional commitment to invest up to $14.7 million, through another newly formed entity, in eLoyalty Ventures, L.L.C. ("eLoyalty Ventures"). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage customer relationship management technology companies. eLoyalty has not yet been requested to contribute any of its eLoyalty Ventures commitment and so remains subject to capital calls against that commitment on 10 business days' prior written notice. We do not expect any capital calls to be made during the remainder of 2001.

     Cash flows provided by financing activities totaled $9.6 million the first six months of fiscal 2001, a decrease of $55.9 million from the $65.5 million of cash from financing activities for the same period last year. Of that $9.6 million, $8.6 million was attributable to net borrowings under our revolving credit facility, repayable not later than December 30, 2001. The balance of the cash flows from financing activities for the first six months of 2001 related to proceeds received in connection with stock option exercises and purchases under the eLoyalty employee stock purchase plan. In comparison, cash flows provided by financing activities in the first six months of fiscal 2000 included: a $20 million cash contribution from TSC in connection with its spin-off of eLoyalty on February 15, 2000; proceeds of $34.8 million received from the sale of eLoyalty common stock to venture capital investors; $6.2 million received from stock compensation plans; and $4.6 million in net transfers from TSC to fund operations prior to the spin-off. During fiscal 2000, the increases in eLoyalty's cash resources were attributable entirely to the $68.3 million in cash generated during the year from financing activities, the bulk of which derived from one-time financing events as described above.

     Our $8.6 million in net borrowings as of June 30, 2001 was drawn down under the business loan agreement we entered into with Bank of America, N.A. (the "Bank") as of December 30, 2000. This loan agreement provides for an unsecured revolving line of credit in a maximum principal amount of $10 million through December 30, 2001 (the "Facility"). As of June 30, 2001, we had only $0.7 million of credit remaining available for borrowing under the Facility, as a result of our 2001 net borrowings and four outstanding letters of credit, totaling $0.7 million, securing office space in the United States, Europe and Australia.

     Among its other financial covenants, the Facility requires us to maintain $70 million of consolidated tangible net worth. Reserves against assets, such as the $12.2 million income tax valuation allowance recorded in the second quarter of fiscal 2001, and operating losses (which reflect the special charges described above) negatively impact net worth and, accordingly, the tangible net worth covenant calculation. Due in part to such allowance and operating losses, our consolidated tangible net worth, as we calculate it for purposes of this covenant, exceeded the minimum $70 million requirement by approximately $17 million as of June 30, 2001 and by approximately $16 million as of July 28, 2001. As we anticipate a third quarter special charge as described above, we expect that our tangible net worth (as so calculated) may decline further, absent offsetting increases to net tangible assets. Accordingly, if current economic and demand conditions continue to adversely affect our operations, we may be unable to maintain compliance with this tangible net worth covenant and, unless we are successful in renegotiating this covenant or obtaining a waiver from the Bank, we may be required to repay the full amount outstanding under the Facility before the end of this fiscal year.

     In addition, the Facility requires us to maintain unencumbered liquid assets with an aggregate market value of from 100% to 150% (depending on the nature of such assets and their location) of the total commitment. Accordingly, we will be required to maintain at least $10 million in unencumbered liquid asset coverage throughout 2001 to remain in compliance with this covenant. Other principal terms of the loan and its covenants are summarized in response to Item 8 of our Form 10-K for the year ended December 30, 2000.

     On August 2, 2001, we received a letter from The Nasdaq Stock Market ("Nasdaq") notifying us that we had failed to maintain a minimum closing bid price of $1.00 over the previous thirty day period, a requirement for continued Nasdaq listing. The letter further noted that we would be given until October 31, 2001 to restore our compliance with this requirement, by maintaining a minimum bid price of $1.00 for at least a ten-day period prior to such date. If we are unable to do so, we will be notified that our securities will be delisted from Nasdaq. We would have the right to appeal any such decision. Such a delisting of our common stock would negatively impact its liquidity and, as a result, may adversely affect our stock price and our ability to raise additional capital.

     We anticipate that our current cash resources should be sufficient to satisfy our expected working capital and capital expenditure needs for the next twelve months. Despite our recent cost reduction activities, however, continuing operating and net losses or adverse impacts on our accounts receivable collection activities resulting from uncertain prevailing economic conditions and project deferrals could require us to accelerate use of existing cash balances to fund operations for the next twelve months and limit our ability to fund capital and other discretionary expenditures. If our operating activities or net cash needs for the year were to differ materially from current expectations, there could be no assurance, given current market, credit and general economic uncertainties, that we would have access to additional capital resources on acceptable terms. As noted above under "Performance Overview and General Outlook," we are currently evaluating various capital structure and financing alternatives, including potential equity capital financing from existing or new investors.

YEAR 2000 CONSIDERATIONS

     eLoyalty knows of no significant Year 2000 related failures that have affected eLoyalty provided software or services or internal eLoyalty systems. Due to the large number of software and systems solutions engagements we have undertaken over the years, there can be no assurance that all such software and systems will be Year 2000 compliant or that we may not be subject to future claims as a result.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the systematic amortization of goodwill and indefinite lived intangible assets and requires them to be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective January 1, 2002. We have not completed an evaluation of the financial statement effect of adopting SFAS No. 142.

FACTORS THAT MAY AFFECT FUTURE RESULTS OR MARKET PRICE OF STOCK

     Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this report include the following:

     - Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties;

     - reliance on a relatively small number of customers for a significant percentage of our revenues, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

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

     - access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs, and uncertainties relating to our future ability to maintain compliance with existing net worth and liquid asset coverage and other covenants under our current bank revolving credit agreement or negotiate acceptable alternative terms or waivers;

     - uncertainties regarding both the return and maintenance of our stock price at a higher minimum bid price level sufficient to maintain our Nasdaq Stock Market listing and the effectiveness of any actions we may take to address the same;

     - protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

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

     - the overall demand for CRM services and software and information technology consulting services generally; and

     - the continued impact of the current economic slowdown, as well as other future general business, capital market and economic conditions and volatility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide solutions to clients in a number of countries including the United States, Canada, United Kingdom, Germany, France and Australia. For the quarters ended June 30, 2001 and 2000, 18% and 16%, respectively, of our revenues were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. However, we believe that an increasing portion of revenues and costs will be denominated in foreign currencies in the future. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets.

     We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is based on IBOR which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt.

PART II. OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2001 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 3, 2001. 44,654,216 shares of eLoyalty common stock were represented at the Annual Meeting, in person or by proxy. This represented more than a majority of the shares of eLoyalty common stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.

     The following actions were taken at the Annual Meeting:

          (1) Jay C. Hoag, the sole nominee for election as a Class II Director at the Annual Meeting, was reelected by plurality vote to serve as a member of eLoyalty's Board of Directors for a three-year term expiring in 2004. 44,487,150 shares, or more than 99% of the shares voted, were voted in favor of his election and 167,066 votes withheld. By their terms, the terms of office of the remaining five Directors on the Board continued after the 2001 Annual Meeting. Kelly D. Conway and Michael D. Murray constituted the Class III Directors, whose scheduled terms of office continue until eLoyalty's 2002 Annual Meeting of Stockholders. Tench Coxe, John T. Kohler and John R. Purcell constituted the Class I Directors, whose scheduled terms of office continue until eLoyalty's 2003 Annual Meeting of Stockholders. By letter dated August 9, 2001, Mr. Purcell resigned from the eLoyalty Board of Directors.

          (2) Stockholders approved the amendment of the eLoyalty Corporation 1999 Employee Stock Purchase Plan to increase the number of shares of common stock available for purchase under the plan from 500,000 to 1,250,000 shares. 43,239,942 shares, or nearly 97% of the shares present, were voted in favor of the amendment, 1,404,800 shares were voted against it and there were 9,474 abstentions and no broker non-votes.

          (3) Stockholders ratified the appointment of PricewaterhouseCoopers LLP as eLoyalty's independent public accountants for its current fiscal year ending December 29, 2001. The vote was: 44,583,376 shares voted for ratification of such appointment; 68,204 shares voted against it; and 2,636 shares abstaining from voting. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)  Exhibits

10.1    Employment Agreement, effective June 1, 2001, between Steven
        C. Pollema and eLoyalty.*
10.2 Promissory Note, dated June 1, 2001, Steven C. Pollema in favor of eLoyalty.*
10.3    Indemnification Agreement, dated June 11, 2001, between
        Steven C. Pollema and eLoyalty.*

-------------------------
* Represents a management contract or a compensatory plan or arrangement.

     b)  Reports on Form 8-K

         eLoyalty did not file any Current Reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 14, 2001.

                                          eLOYALTY CORPORATION

                                          By    /s/ TIMOTHY J. CUNNINGHAM
                                            ------------------------------------
                                                Senior Vice President, Chief
                                                      Financial Officer
                                                  and Corporate Secretary
                                               (Duly authorized signatory and
                                                principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
           Employment Agreement, effective June 1, 2001, between Steven
10.1       C. Pollema and eLoyalty.*
           Promissory Note, dated June 1 2001, Steven C. Pollema in
10.2       favor of eLoyalty.*
           Indemnification Agreement, dated June 11, 2001, between
10.3       Steven C. Pollema and eLoyalty.*

-------------------------
* Represents a management contract or a compensatory plan or arrangement.