Form 10-Q
period 2001-09-29
ELOYALTY CORP
filed 2001-11-13
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

       (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 0-27975

eLoyalty Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4304577 (I.R.S. Employer Identification No.)

150 Field Drive

Suite 250
Lake Forest, Illinois 60045
(847) 582-7000
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 7, 2001 was 51,651,231.

		Page

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

Part I. Financial Information

Item 1.  Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 29,	December 30,
	2001	2000

	(unaudited)

ASSETS:

CURRENT ASSETS:

Cash and cash equivalents	$38,954	$41,138

Marketable securities	—	9,902

Receivables (less allowances of $2,951 and $1,605, respectively)	24,659	75,886

Deferred income taxes	1,856	16,301

Prepaid expenses	5,214	2,935

Refundable income taxes	8,583	4,619

Other current assets	1,963	2,915

Total current assets	81,229	153,696

Equipment and leasehold improvements, net	19,894	18,784

Goodwill, net	3,345	6,990

Deferred income taxes	18,941	2,664

Long-term receivables and other	708	2,484

Total assets	$124,117	$184,618

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:

Short-term debt	$8,600	$—

Accounts payable	5,627	6,880

Accrued compensation and related costs	13,351	19,964

Deferred compensation	—	9,897

Other current liabilities	10,705	7,021

Total current liabilities	38,283	43,762

Long term liabilities	1,759	—

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 100,000,000 shares authorized; 51,718,840 and 49,925,702 shares issued and outstanding respectively	517	499

Additional paid-in capital	146,731	144,860

(Accumulated deficit) retained earnings	(54,200)	2,171

Other	(8,973)	(6,674)

Total stockholders’ equity	84,075	140,856

Total liabilities and stockholders’ equity	$124,117	$184,618

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September		September

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Revenues	$26,454	$56,818	$107,681	$153,957

Project personnel costs	17,509	28,647	68,607	74,736

Gross profit	8,945	28,171	39,074	79,221

Other costs and expenses:

Selling, general and administrative	15,730	25,034	65,777	69,404

Severance and related costs	7,097	—	29,291	—

Research and development	612	2,277	5,228	6,605

Goodwill amortization	1,123	1,243	3,608	3,731

	24,562	28,554	103,904	79,740

Operating loss	(15,617)	(383)	(64,830)	(519)

Other (expense) income	(22)	1,079	1,209	2,340

(Loss) income before income taxes	(15,639)	696	(63,621)	1,821

Income tax (benefit) provision	(5,656)	348	(7,246)	911

Net (loss) income	$(9,983)	$348	$(56,375)	$910

Net (loss) income per share:

Basic	$(0.20)	$0.01	$(1.13)	$0.02

Diluted	$(0.20)	$0.01	$(1.13)	$0.02

Shares used to calculate basic net (loss) income per common share	50,128	49,669	50,019	47,692

Shares used to calculate diluted net (loss) income per common share	50,128	54,381	50,019	53,224

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months
	Ended September

	2001	2000

	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(56,375)	$910

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	8,638	5,266

Provision for uncollectible amounts	3,891	46

Severance and related costs	29,291	—

Deferred income taxes	(1,942)	(5,596)

Changes in assets and liabilities:

Receivables	46,888	(22,585)

Sales (purchases) of trading securities related to deferred compensation program	9,902	(3,427)

Other current and long term assets	(5,469)	(2,235)

Accounts payable	(1,230)	3,839

Accrued compensation and related costs	(11,035)	6,464

Deferred compensation funds from employees	(9,897)	3,212

Other current and long term liabilities	(14,226)	1,678

Net cash used in operating activities	(1,564)	(12,428)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(8,927)	(9,433)

Net cash used in investing activities	(8,927)	(9,433)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from revolving credit agreement	9,000	—

Repayments on revolving credit agreement	(400)	—

Proceeds from stock compensation plans	1,088	8,570

Proceeds from issuance of common stock	—	34,973

Capital contribution from Technology Solutions Company	—	20,000

Net advances from Technology Solutions Company	—	4,565

Net cash provided by financing activities	9,688	68,108

Effect of exchange rate changes on cash and cash equivalents	(1,381)	1,834

(Decrease) increase in cash and cash equivalents	(2,184)	48,081

Cash and cash equivalents, beginning of period	41,138	13,462

Cash and cash equivalents, end of period	$38,954	$61,543

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of this financial information.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 — General

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 29, 2001, the consolidated results of our operations for the three months and nine months ended September, 2001 and 2000, and our cash flows for the nine months ended September, 2001 and 2000, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X. The financial statements include the combined results of operations, cash flows and financial position for the period prior to February 15, 2000, when we operated within Technology Solutions Company (TSC), and subsequent to February 15, 2000, when we operated as a separate, publicly traded company. Certain reclassifications have been made to the third quarter and year-to-date 2000 condensed consolidated statement of operations to conform to the 2001 presentation.

      The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

Note 2 — Comprehensive Net (Loss) Income

      Comprehensive net (loss) income is comprised of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Net (loss) income	$(9,983)	$348	$(56,375)	$910

Other comprehensive (loss) income:

Effect of currency translation	106	2,639	(2,136)	82

Comprehensive net (loss) income	$(9,877)	$2,987	$(58,511)	$992

      The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.1 million at September 29, 2001 and $2.0 million at December 30, 2000.

Note 3 — (Loss) Earnings Per Share

      The following table sets forth the computation of the shares used in the calculation of our basic and diluted (loss) earnings per share:

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Weighted average common shares outstanding	50,128	49,669	50,019	47,692

Common stock equivalents	24	4,712	1,049	5,532

Weighted average common and common share equivalents	50,152	54.381	51,068	53,224

      In periods in which there is a loss, we do not include common stock equivalents in the diluted (loss) earnings per share calculation as they are anti-dilutive.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Note 4 — Segment Information

      We operate in one business segment focused exclusively on providing customer relationship management (“CRM”) related consulting services. Beginning in 2001 as a result of organizational changes, we have two reportable geographic segments. Those segments are: North America and International. Our North American business includes our United States and Canadian operations. Our International business includes operations in Europe and Australia. The following table reflects revenues and operating results by reportable segment for the three months and nine months ended September 29, 2001 and September 30, 2000, respectively, and total assets as of September 29, 2001 and December 30, 2000.

For the Three Months Ended	North
September (unaudited)	America	International	Total

Revenues

2001	$21,655	$4,799	$26,454

2000	$49,578	$7,240	$56,818
Operating income (loss)

2001	$(8,943)	$(6,674)	$(15,617)

2000	$2,517	$(2,900)	$(383)

For the Nine Months Ended	North
September (unaudited)	America	International	Total

Revenues

2001	$88,168	$19,513	$107,681

2000	$136,724	$17,233	$153,957
Operating income (loss)

2001	$(46,825)	$(18,005)	$(64,830)

2000	$10,779	$(11,298)	$(519)

	North
As of (unaudited)	America	International	Total

Total assets

September 29, 2001	$111,242	$12,875	$124,117

December 30, 2000	$153,835	$30,783	$184,618

Note 5 — Severance and related costs

      We recognized a $7.1 million pre-tax charge in the third quarter of 2001 as a result of cost reduction actions taken in the third quarter. These third quarter charges relate to employee severance payments and related costs for approximately 160 employees, primarily in the North American segment, and the downsizing of one office. The $7.1 million charge is net of $1.0 million of adjustments related to charges recognized in the first two quarters of 2001. The third quarter charge is in addition to the $22.2 million of charges taken in the first two quarters of fiscal 2001, related to the severance of 250 employees, primarily in the North American segment ($11.9 million), office closures ($6.7 million) and other costs ($3.6 million). Severance costs include contractual salary and related fringe benefits over the severance payment period, forgiveness of employee loans and outplacement costs. Facility costs primarily include expected losses on contractual lease commitments, net of sublease recoveries, and write down of leasehold improvements. Other costs include laptop and other computer lease termination costs, legal expenses and the write down of deposits related to outside services, which have been terminated.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      During the nine months ended September 29, 2001, we made cash payments of $12.7 million and reduced our headcount by approximately 410 employees related to these cost reduction actions. Of these payments, $5.3 million was expended in the third quarter of 2001. We expect substantially all severance and related costs to be paid out by the end of first quarter of 2002 pursuant to agreements entered into with affected employees, and facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007.

      The following table represents the activity related to these charges during the quarter ended September 29, 2001:

	Reserve Balance	Q3 Charge		Reserve Balance
	June 30, 2001	(Net)	Q3 Usage	September 29, 2001

Employee Severance	$4,773	$5,559	$5,770	$4,562

Facility	3,763	1,265	56	4,972

Other	2,043	276	413	1,906

Total	$10,579	$7,100	$6,239	$11,440

      On October 30, 2001, we announced an estimated $3.0 — $4.0 million pre-tax charge to be taken in the fourth quarter of 2001, relating primarily to severance benefits associated with a reduction in force. This additional severance related charge is expected to be substantially paid out by the end of the first quarter of 2002.

Note 6 — Income Taxes

      We have recorded a deferred tax asset of $20.8 million reflecting primarily the benefit of U.S. loss carryforwards, which expire in periods through 2021. Realization is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Although realization is not assured, we believe that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised.

      During the second quarter of 2001, we established a valuation allowance against the benefit of certain international operating unit tax losses previously recognized and ceased recording the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability. As of September 29, 2001, we had a valuation allowance of $13.8 million relating to these international operating unit tax losses.

Note 7 — Restricted Stock Grants

      On April 2, 2001, eLoyalty’s Board of Directors approved the grant of 1,265,000 shares of restricted stock at a fair market value of $1.75 per share to certain officers under the eLoyalty Corporation 1999 Stock Incentive Plan. These shares are subject to a restriction period from the date of grant, during which the shares may not be sold, assigned, pledged or otherwise encumbered. Of the 1,265,000 shares granted, 915,000 shares vest over a period of 48 equal monthly installments beginning May 1, 2001. The remaining 350,000 shares vest in 48 equal monthly installments beginning May 1, 2003.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Note 8 — Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the systematic amortization of goodwill and indefinite lived intangible assets and requires them to be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted SFAS No. 141 effective July 1, 2001 and we will adopt SFAS No. 142 effective January 1, 2002. We are in the process of completing an evaluation of the financial statement effects of adopting SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on our financial position and results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by eLoyalty, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on our financial position and results of operations.

Note 9 — Deferred Compensation

      We terminated our Executive Deferred Compensation Plan effective July 15, 2001, and provided for all participant account balances to be distributed in a lump sum following the termination effective date. We also terminated an associated Executive Benefit Trust, effective on completion of distributions from the plan. This nonqualified deferred compensation plan allowed eligible participants (employees at or above the level of Vice President) to defer receipt of a portion of their cash compensation. All distributions from this plan were completed before September 29, 2001. Investments purchased by eLoyalty with the deferred compensation funds and the corresponding obligations to participants, including investment earnings thereon, are reflected as assets and liabilities, respectively, on our balance sheet as of December 30, 2000 under the captions “Marketable Securities” and “Deferred Compensation.”

Note 10 — Stock Option Exchange Program

      On November 9, 2001, eLoyalty announced that its tender offer for certain outstanding non-statutory options under its employee benefit plans expired by its terms with eLoyalty accepting the tender of options to purchase approximately 5.7 million shares of its common stock. As a result, eLoyalty will issue approximately 4.8 million restricted shares of its common stock to its eligible U.S. employees, which will vest in 20 equal quarterly installments, beginning on February 28, 2002. In addition, eLoyalty will reserve for issuance to its eligible non-U.S. employees approximately 0.9 million shares of its common stock, which will, subject to the employee’s continued employment, be issued in 20 equal quarterly installments, beginning on February 28, 2002. Pursuant to this exchange, 4.8 million shares of common stock with a an aggregate fair market value of $2.5 million were issued to our eligible U.S. employees and 0.9 million shares of common stock with an

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

aggregate fair market value of $0.5 million were reserved for issuance to eligible non-U.S. employees. We will record a non-cash compensation charge for the value of the restricted stock and the value of the common stock reserved for the issuance to eligible non-U.S. employees over the vesting period of twenty quarterly periods.

Note 11  — Financing

      We have entered into a share purchase agreement with two of our existing stockholders, Technology Crossover Ventures and Sutter Hill Ventures, under which these investors have agreed to purchase up to $25.0 million of a new series of our preferred stock to be designated Series B convertible preferred stock, in a private placement that will close concurrently with the rights offering described below. The purchase price per share of preferred stock will be the lesser of (i) $0.51, and (ii) 90% of the average of the last sales prices of our common stock over the twenty trading days through and including the fourth trading day prior to the closing, subject to adjustment for the proposed one-for-ten reverse split of our common stock. If the reverse split of our common stock described below is effected as proposed, the purchase price per share of preferred stock will be the lesser of $5.10 and 90% of the average price of our common stock on a pre-split basis multiplied by ten.

      In connection with the private placement, we are conducting a rights offering in which our existing common stockholders on the record date for the rights offering, October 8, 2001, are being offered the right to purchase Series B convertible preferred stock at the same price as the investors in the private placement. We are distributing one right for each outstanding share of common stock on the record date. Each right entitles the holder to subscribe for either $1.60, $1.00 or $0.50 of preferred stock. The actual number of shares of preferred stock that rights holders subscribe for will be determined by dividing the dollar amount subscribed for per right by the purchase price of the preferred stock described above.

      The proceeds to eLoyalty from the private placement may be less than the maximum the investors have agreed to invest due to tax law considerations. For our 100% spin-off from TSC in February 2000 to remain tax free to TSC, no person or persons may acquire, directly or indirectly, 50% or more of our stock, measured by voting power or value, as part of a plan that includes the spin-off. Although we do not believe that the issuance of the preferred stock in connection with the private placement and the rights offering should be treated as part of such a plan, we have structured the private placement and the rights offering in a way that we believe will enable our spin-off to remain tax-free to TSC even if the issuances were treated as part of such a plan. As a result of this structure, the maximum amount of preferred stock that we can issue in the private placement, without issuing any additional shares in the rights offering, is approximately 22.2 million shares, which would result in a maximum of $11.3 million in proceeds. The proceeds from the private placement would decrease if the purchase price of the preferred stock is less than $0.51 per share (or $5.10 per share after giving effect to the proposed reverse stock split). In addition, if there were a decline in the value of our common stock prior to the closing of the private placement, the number of shares of preferred stock that we may issue in the private placement and our proceeds from the private placement may decrease because, upon completion of the private placement, the value of the shares of common stock and preferred stock held by the investors in the private placement must be less than half of the total value of our outstanding common and preferred shares. However, if we issue shares in the rights offering, we will be able to issue additional shares in the private placement because the shares issued in the rights offering would reduce the ownership percentage of the investors in the private placement.

      Holders of rights will be able to maintain their approximate ownership percentage in eLoyalty through the exercise of their rights. However, due to the tax considerations described above, they may not increase their ownership percentage through the exercise of rights. The proceeds from the rights offering will depend on the number of rights that are exercised, the dollar amount subscribed for per right and the purchase price of the preferred stock. The maximum proceeds to us from the rights offering, assuming all of the rights are

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

exercised for the maximum dollar amount of preferred stock per right, will be approximately $62.0 million. However, we do not expect all of the rights to be exercised. If none of the rights are exercised, we will not receive any proceeds from the rights offering.

      Series B convertible preferred stock will accrue dividends at a rate of 7% per annum, will be entitled to a preference upon liquidation and will be convertible into one share of our common stock beginning six months after the closing date of the private placement and rights offering, subject to adjustment for stock splits, stock dividends and similar actions.

      The closing of the private placement is conditioned upon stockholder approval and other conditions, including the closing of the rights offering and stockholder approval of certain changes to our authorized capital and the one-for-ten reverse stock split described below. We have called a special meeting of stockholders to be held on December 18, 2001 to consider these matters. If we receive the necessary stockholder approvals, we expect to close the private placement and the rights offering on December 19, 2001.

      Our Certificate of Incorporation currently authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. On September 24, 2001, in connection with approval of the private placement and rights offering, our Board of Directors adopted resolutions, subject to stockholder approval, proposing an amendment to our Certificate of Incorporation. This amendment provides for an increase in the authorized number of shares of our common stock from 100,000,000 shares to 500,000,000 shares and an increase in the authorized number of shares of our preferred stock from 10,000,000 shares to 40,000,000 shares. If approved by our stockholders, such amendment would become effective upon the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. Upon the effectiveness of such filing, we intend to increase the number of authorized shares of Series A junior participating preferred stock which have been reserved in connection with our Rights Agreement from 1,000,000 to 5,000,000. We will not effect the increase in our authorized capital unless we are also proceeding with the private placement, the rights offering and the reverse stock split.

      We intend to effect a one–for-ten reverse split of our common stock shortly before the closing of the private placement and rights offering, subject to stockholder approval. We are effecting the reverse stock split (1) to reduce the number of our shares that will be outstanding after giving effect to the private placement and the rights offering to allow us to rationalize our resulting equity capital structure, (2) to enhance the acceptability and marketability of our common stock to the financial community and the investing public, and (3) to attempt to increase the per share market price of our common stock above Nasdaq’s $1.00 minimum bid requirement. If the reverse split is effected, the number authorized shares of common stock will be reduced to 50,000,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following Management’s Discussion and Analysis and other parts of this quarterly report contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, but are not limited to, those noted under “Factors That May Affect Future Results or Market Price of Stock” included later in this quarterly report. Readers should also carefully review the risk factors described in other documents eLoyalty files from time to time with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and our subsequent Quarterly Reports on Form 10-Q.

      Readers are cautioned not to place undue reliance on these forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and eLoyalty undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, or future events or circumstances.

Background

      eLoyalty is a global management consulting and systems integration organization focused exclusively on building customer loyalty. eLoyalty has a broad range of customer relationship management (“CRM”) related services including business strategy, technical architecture, selection, implementation and integration of appropriate CRM software applications and provision of ongoing support for multi-vendor systems.

      eLoyalty was spun off from Technology Solutions Company (“TSC”) into a separate, publicly traded company on February 15, 2000 (the “spin-off”). Accordingly, the statements of operations for periods subsequent to the spin-off reflect eLoyalty’s results as a stand-alone company. The statements of operations for periods prior to the spin-off are presented as if eLoyalty operated as a separate entity, and includes a cost allocation of certain TSC general corporate expenses that were not directly related to eLoyalty’s operations. These costs were allocated proportionately to eLoyalty based on revenues and headcount.

Performance Overview and General Outlook

      Our consolidated revenues were $26.5 million in the third quarter of 2001. This represents an approximate 53% decline as compared to the third quarter of 2000 and a 24% decline from the second quarter of 2001, which in turn followed a 24% sequential quarterly decline from the first quarter of 2001. This third consecutive sequential quarterly revenue decline followed a period of 45% revenue growth for fiscal 2000, and returns eLoyalty to its lowest quarterly revenue level since the second quarter of 1998. As a result, average revenues per billable day for the third quarter of 2001 were $427,000, down from $547,000 for the second quarter of 2001 and $723,000 for the first quarter of 2001 and lower than the respective averages for fiscal 2000 and 1999. The sequential quarterly 2001 revenue declines from the second quarter of 2001 to the third quarter of 2001, was primarily attributable to the cancellation of a project at Agilent Technologies, which accounted for approximately $8.0 million of revenue in the second quarter of 2001.

      We have experienced sequential declines during 2001 in the utilization rate of our engageable field consultants, partially mitigated by our cost reduction activities so far this year. Utilization is defined as billed time as a percentage of total available time. Average utilization was 68%, 66%, 60%, 54%, and 51% for the third quarter 2000, fiscal year 2000, first quarter 2001, second quarter 2001 and third quarter of 2001, respectively. Our gross profit margin (gross profits, or revenues minus project personnel costs, as a percentage of revenues) was 34% for the third quarter of 2001. This represented a decline from both our 36% gross profit margin in the second quarter of 2001 and the 51% gross profit margin achieved for fiscal 2000. We continue to experience pricing competition similar to that in the first two quarters of 2001. Our average hourly billing rate for the third quarter declined to $191 per hour. That rate reflected an 18% ($234 to $191) decline from that in the fourth quarter of 2000, which represented the highest average quarterly rate achieved during last year.

      During the third quarter of 2001, two clients each accounted for more than 10% of our revenues. Our top 20 customers contributed 86% of total revenues for the third quarter of 2001, as compared to 92% for the second quarter of 2001 and 72% for the third quarter last fiscal year.

      We presently expect the current economic slowdown and resulting uncertain client expenditure commitments and extended decision time frames to persist during the remainder of 2001 and to continue into 2002. Our revenue remained fairly constant for the third quarter compared with the second quarter of 2001, excluding the effect of the loss of Agilent Technologies, our largest customer. We expect both our North American segment (which has historically accounted for more than 80% of our consolidated revenues) and our international business segment to continue to suffer from these adverse conditions. Revenue for the fourth quarter is expected to be down sequentially based on the normal impact of seasonality as well as the aforementioned softness in demand.

      In response to this economic environment and demand slowdown, we have undertaken a number of cost reduction activities, including headcount reductions and office closures and downsizing. These actions were taken in connection with a substantial reorganization of our business and business operating processes. As a result of those activities, we recognized a special pre-tax charge of $7.1 million (approximately $5.0 million after tax) in the third quarter of fiscal 2001. Approximately 80% of this $7.1 million special charge relates to future 2001 and 2002 cash commitments for agreed employee severance payments and estimated contractual exit costs associated with office closures through 2004. This third quarter charge is in addition to the special pre-tax charge of $22.2 million (approximately $14.2 million after-tax) taken in the first and second quarters of fiscal 2001. As a result of these combined year-to-date actions, we have reduced our overall headcount by approximately 44%, from 1,018 total employees at the end of fiscal 2000 to approximately 580 employees at September 29, 2001.

      During the fourth quarter of 2001, we initiated further cost reduction actions, including an additional workforce reduction. We expect that these fourth quarter actions will result in an estimated pre-tax special charge in the range of $3.0 — $4.0 million ($2.6 — $3.2 million after-tax) in the fourth quarter of fiscal 2001. We expect substantially all severance and related costs to be paid out by the first quarter of 2002 pursuant to agreements entered into with the affected employees.

      During the second quarter of 2001, we established a valuation allowance against the benefit of certain international operating unit tax losses previously recognized, and ceased recording the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability. As of September 29, 2001, we had a valuation allowance of $13.8 million relating to these international operating unit tax losses.

      Primarily as a result of the above-described business conditions and the responsive cost reduction actions, we experienced a third quarter 2001 operating loss of $15.6 million, compared to an operating loss of $0.4 million for the comparable quarter last fiscal year.

      We have entered into a share purchase agreement with two of our existing stockholders, Technology Crossover Ventures and Sutter Hill Ventures, under which these investors have agreed to purchase up to $25.0 million of a new series of our preferred stock, 7% Series B convertible preferred stock, in a private placement that will close concurrently with a rights offering in which our existing common stock holders on the record date for the rights offering, October 8, 2001, are being offered the right to purchase Series B convertible preferred stock at the same price as the investors in the private placement. We also intend to effect a one-for-ten reverse split of our common stock shortly before the closing of the rights offering. The private placement, the reverse stock split and the related changes to our capitalization are subject to stockholder approval.

      During the fourth quarter 2001, we offered our U.S. employees the opportunity to exchange their eligible options for restricted stock. For non-U.S. employees we offered the opportunity to exchange their eligible options for the right to receive shares of our common stock subject to the terms and conditions of an installment stock award. See Note 10 to our condensed consolidated financial statements.

Results of Operations

Third Quarter 2001 Compared with Third Quarter 2000

Revenues

      We reported revenues of $26.5 million in the third quarter of 2001 versus $56.8 million in same quarter last year. Revenues were down $30.3 million, or 53%, due to the general economic slowdown and the resulting decrease in technology investments. eLoyalty’s revenues are generated primarily from professional services, which are billed principally on a time and materials basis. Revenues are recognized for time and material engagements as services are rendered. eLoyalty does, on occasion, contract projects on a fixed fee or not-to-exceed fee basis.

      Professional service fee revenues decreased $30.0 million, or 31%, in the quarter-over-quarter comparison to $24.5 million in the third quarter of 2001 from $54.5 million in the year-ago third quarter. Professional service fee revenues have also declined in comparison to the last three quarters for which such revenues were $54.4 million, $44.2 million, and $33.0 million for the fourth quarter of 2000, the first quarter of 2001, and the second quarter of 2001, respectively. This sequential professional service fee revenue decrease is believed to be the result of generally reduced spending on information technology and consulting services. In addition, in comparison to the second quarter of 2001, revenue decreased $8.5 million primarily from the cancellation of a project by Agilent Technologies, our largest client, which accounted for approximately $8.0 million of revenues in the second quarter of 2001.

      Other revenue contributors include fees generated from Managed Services (including Loyalty Support services, purpose-built hosted solutions and e-PROFILE) and the licensing of proprietary software. Revenues from Managed Services were $1.6 million, or 6% of third quarter 2001 revenues, and $2.1 million, or 4% of third quarter 2000 revenues. This $0.5 million decrease is the result of higher hosting implementation revenue from the third quarter of 2000. Software revenues increased $0.2 million to $0.4 million in the current-year period compared to the prior-year period, representing additional sales of our Loyalty Suite.

      North American revenues decreased 56% to $21.7 million in the current year quarter from $49.6 million in the prior-year quarter. In comparison, North American revenues were $48.7 million, $36.6 million, and $29.9, respectively, for the fourth quarter of 2000, the first quarter of 2001, and the second quarter of 2001. This sequential decline in revenues is due to the continued poor economic climate described above and the cancellation of the Agilent Technologies project described above. Seven customers accounted for 63% of the third quarter 2001 North American revenues.

      International revenues decreased 34% to $4.8 million in the third quarter of 2001 from $7.2 million in the third quarter of 2000. International revenues were $8.9 million, $9.6 million, and $5.1 million, respectively, for the fourth quarter of 2000, the first quarter of 2001, and the second quarter of 2001. Third quarter 2001 International revenues represent a sequential quarterly decline of 6% from the second quarter of fiscal 2001, reflecting that our International segment has experienced lower demand due to economic uncertainties like those prevailing for some time in North America. Approximately 65% of International revenues were derived from three customers during the third quarter of 2001.

Project personnel costs and gross profits

      eLoyalty’s most significant operating cost is project personnel costs, which comprise labor costs including salaries, fringe benefits and incentive compensation of engageable consultants, as well as fees paid to subcontractors for work performed on an engagement.

      Project personnel costs decreased $11.1 million, or 39%, to $17.5 million in the third quarter of 2001 from $28.6 million in the prior-year third quarter. The current period decrease in project personnel costs is due in substantial part to the headcount and other cost reduction actions primarily affecting our North American operations. (See “Severance and related costs” below). As a result of these headcount reductions, the total number of engageable consultants was 456 at September 29, 2001 compared to approximately 732 at September 30, 2000.

      Project personnel costs as a percentage of revenues increased to 66% in the current year period compared to 50% in the comparable prior-year period, primarily due to a decline in sales volume, decrease in the utilization of engageable consultants, and decrease in billing rates.

      North American project personnel costs decreased to $13.2 million during the third quarter of 2001 compared to $24.8 million in the prior-year quarter. As a percentage of revenues, project personnel costs for North America were 61% in the third quarter of 2001 versus 50% in the prior-year quarter. This is due to the decline in sales volume and lower utilization in light of the economic slowdown described above.

      International project personnel costs increased to $4.3 million in the current year quarter from $3.8 million in the prior-year quarter. As a percentage of revenues, project personnel costs were 91% of revenues in the third quarter of 2001 versus 53% in the prior year quarter. This is attributable largely to the same factors as affected our North American project personnel costs in the third quarter of 2001.

      Gross profits represent our revenues less project personnel costs. Our gross profits have declined in recent years, reflecting in part the impact of subcontractor use and non-billable time incurred by project personnel. Gross profit margins also experienced a decline in the third quarter of 2001, decreasing to 34% from 50% in the third quarter of 2000. Gross profits for North American operations decreased to $8.5 million in the third quarter of 2001 from $24.8 million in the prior-year third quarter, due primarily to reduced revenues and lower utilization. International gross profit decreased to $0.5 million in the current year period from $3.4 million in the prior-year third quarter period, reflecting lower utilization of engageable consultants in the third quarter of 2001.

Selling, general and administrative

      Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, managerial and administrative personnel, plus provisions for uncollectible amounts. Other overhead expenses consist of employee costs for training, travel expenses, laptop computer leases and other non-billable expenses not directly related to projects or research and development. For 2000, this also included expenses relating to administrative and other support services provided by TSC as part of a shared services agreement.

      Selling, general and administrative expenses decreased $9.3 million, or 37%, to $15.7 million in the third quarter of 2001 from $25.0 million in the prior-year quarter. In the third quarter of 2000, we began the build-out of our infrastructure as a separate company; thus our general and administrative costs were higher in 2000 reflecting some duplicate costs while we also paid for TSC shared services. The benefits of our headcount reductions (See “Severance and related costs” below) are also reflected in these 2001 results. Provisions for doubtful accounts during the third quarter of fiscal 2001 aggregated $1.0 million

Severance and related costs

      We recognized a $7.1 million pre-tax charge in the third quarter of 2001 as a result of cost reduction actions. This charge related to the downsizing of one office and certain employee severance benefits relating to workforce reduction activities communicated to the affected employees in the third quarter of fiscal 2001.

These actions were a part of the substantial reorganization of our business and business operating processes. The $7.1 million charge is net of $1.0 million of adjustments related to charges recognized in the first two quarters of 2001. The third quarter charge is in addition to the $22.2 million of charges taken in the first two quarters of fiscal 2001, related to the severance of 250 employees, primarily in the North American segment ($11.9 million), office closures ($6.7 million) and other costs ($3.6 million). The facility closure costs primarily include expected losses on contractual lease commitments, net of estimated sublease recoveries, and the write-down of leasehold improvements. Severance costs include contractual salary and related fringe benefits over the severance payment period, forgiveness of employee loans and outplacement costs. Other costs include laptop lease termination costs and legal expenses, and facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007. We expect substantially all severance and related costs to be paid out by the end of first quarter of 2002 pursuant to agreements entered into with affected employees. We anticipate our annualized cost savings from the reduction of salaries, benefits, and facility lease payments related to all of the above mentioned cost reduction actions to be approximately $60 million.

      In addition, we announced an estimated $3.0-$4.0 million pre-tax charge to be taken in the fourth quarter of 2001 relating primarily to severance benefits communicated to affected employees in the fourth quarter of 2001. The severance related charges are expected to be substantially paid out by the first quarter of 2002.

Research and development

      Research and development expenses consist primarily of salaries, incentive compensation and employee benefits for dedicated personnel, staff recruiting costs, administrative costs, travel expenses and depreciation expenses. Our Loyalty Lab is the center of our research and development activities, and we believe it improves the effectiveness of our loyalty solutions, allows us to work closely with emerging technology and serves as a demonstration center for our clients. Due to the economic downturn and substantial reorganization of our business, we have taken action to use our Loyalty Lab personnel as engageable personnel and reduce the amount of utilized space in the Loyalty Lab.

      Research and development expenses decreased $1.7 million, or 73%, to $0.6 million in third quarter of 2001 from $2.3 million in the prior-year quarter, primarily due to the workforce reductions mentioned above.

Goodwill amortization

      Goodwill amortization expenses were $1.1 million for third quarter of 2001 versus $1.2 million in the third quarter of 2000. Goodwill amortization is primarily attributable to the acquisition of the Bentley Group in 1997.

Operating loss

      We recognized an operating loss of $15.6 million in the third quarter of 2001 compared to an operating loss of $0.4 million in the prior-year second quarter. The current quarter’s operating loss is attributable primarily to a special charge associated with cost reduction actions, reduced revenues and lower utilization of engageable consultants.

      North America had an operating loss of $8.9 million in the third quarter of 2001 versus operating income of $2.5 million in the third quarter of 2000. International experienced an operating loss of $6.7 million in the third quarter of 2001 versus an operating loss of $2.9 million in the third quarter of 2000. These decreases in operating income are due to reduced revenues, lower utilization and a special charge as described above.

Other (expense) income

      We recognized non-operating other income of $0.0 million in the third quarter of 2001 versus $1.1 million of income in the year ago quarter. Other income decreased due to lower average invested cash balances and yields, interest expense on short-term borrowings and reserves established for investments.

Income tax (benefit) provision

      We recognized an income tax benefit of $5.6 million for the third quarter of 2001 versus a provision of $0.3 million in the third quarter of 2000. During 2001 we ceased recording the benefit relating to our international deferred tax assets.

First Nine Months of 2001 Compared with First Nine Months of 2000

Revenues

      Revenues decreased $46.3 million, or 30%, to $107.7 million in the first nine months of 2001 from $154.0 million in the prior-year period. Professional service fee revenues decreased $41.9 million in the year-over-year comparison to $101.7 million in 2001 from $143.6 million in the year-ago period. Other revenue contributors include fees generated from Managed Services (including Loyalty Support services, purpose-built hosted solutions and e-PROFILE). Revenues from Managed Services in the first nine months of 2001 and 2000 were $5.2 million, or 5% of total 2001 revenues, and $5.0 million, or 3% of total 2000 revenues. Revenues from software sales decreased $4.6 million to $0.8 million in the current-year period from $5.4 million in the prior-year period. The $46.3 million decrease in total revenues is believed primarily due to the overall reduction in demand for technology investments as a result of the economic downturn.

      North American revenues decreased 36% to $88.2 million in the first nine months of 2001 from $136.7 million in the prior-year period. This general decline in revenues is believed to result primarily from ongoing economic uncertainties as described above.

      International revenues increased to $19.5 million, or 18% of total revenues, in the first nine months of 2001, from $17.2 million, or 11% of total revenues, in the prior-year period. This increase is due primarily to the fact that our international segment experienced stronger revenues in the first half of 2001, but did experience a decline in demand due to current economic uncertainties comparable to that in North America in the third quarter of fiscal 2001.

Project personnel costs and gross profits

      Project personnel costs decreased $6.1 million, or 8%, to $68.6 million in the first nine months of 2001 from $74.7 million in the prior-year period. The current-year decrease in project personnel costs is primarily due to cost reduction actions to reduce engageable headcount mentioned previously. Project personnel costs as a percentage of revenues increased to 64% in the nine months ended September 29, 2001 compared to 49% in the prior-year period, primarily due to a 30% revenue decline.

      North American project personnel costs increased to $55.0 million during the nine months ended September 29, 2001 compared to $63.1 million in the prior-year period. As a percentage of revenues, project personnel costs for North America were 63% in the nine months ended September 29, 2001 versus 46% in the prior year period. The deterioration of these percentages is due to the decline in volume and lower utilization from the economic slowdown described above.

      International project personnel costs increased to $13.6 million for the nine months ended September 29, 2001 versus $11.6 million in the prior-year period. As a percentage, project personnel costs were 70% of revenues in the nine months ended September 29, 2001 versus 68% in the prior year period. This percentage remained fairly constant due to the third quarter headcount reductions mentioned above and increased revenue in the nine months ended September 29, 2001.

Selling, general and administrative

      Selling, general and administrative expenses decreased $3.6 million, or 5%, to $65.8 million in the first nine months of 2001 from $69.4 million. Selling and marketing expenses decreased period-over-period as a result of the cost reduction actions as mentioned above. Beginning in the first quarter of 2001, we initiated certain cost reductions as discussed above which resulted in a reduction in our selling, general and administrative expenses in the second quarter as well as the third quarter of 2001. As a result of the decrease in revenues, selling, general and administrative expenses increased as a percentage of revenues to 61% in the current-year period from 45% in the prior-year period. Provisions for doubtful accounts during the first nine months of fiscal 2001 aggregated $3.9 million reflecting increased reserve requirements for specific customer disputes in light of worsening economic conditions and our outlook for recoveries in the current environment.

Severance and related costs

      We recognized $29.3 million in pre-tax charges in the first nine months of 2001 as a result of cost reduction actions taken in the first nine months of 2001. These actions were part of a substantial reorganization of our business and business operating processes. These charges relate to severance benefits and the closure and downsizing of various offices. During the nine months ended September 29, 2001, we made cash payments of $12.7 million and reduced our headcount by approximately 410 employees related to these cost reduction actions. We expect substantially all severance and related costs to be paid out by the end of first quarter of 2002 pursuant to agreements entered into with affected employees and office closures costs to be paid pursuant to contract terms through 2007.

Research and development expenses

      Research and development expenses decreased $1.4 million, or 21%, to $5.2 million in the first nine months of 2001 from $6.6 million in the prior-year period. Research and development expenses increased as a percentage of revenues from 4.2% in the prior-year period to 4.9% in the current-year period, primarily due to a 30% decline in revenue.

Goodwill amortization

      Goodwill amortization expenses remained relatively flat at $3.6 million in the nine months ending September 29, 2001 versus $3.7 million in the comparable prior year period. Goodwill amortization is primarily attributed to the acquisition of the Bentley Group.

Operating loss

      We recognized an operating loss of $64.8 million for the nine months ended September 29, 2001 compared to an operating loss of $0.5 million in the prior year period. This incremental operating loss is attributable primarily to the above described special charges associated with cost reduction actions taken by management, reduced revenues and lower utilization of engageable consultants.

      North America had an operating loss of $46.8 million in the nine months ended September 29, 2001 versus the prior-year period operating income of $10.8 million. International experienced an operating loss of $18.0 million for the nine months ended September 29, 2001 versus an operating loss of $11.3 million for the first nine months of 2000. These decreases in operating income are due to reduced revenues, lower utilization and special charges as described above.

Other income

      eLoyalty recognized non-operating other income of $1.2 million in the first nine months of 2001 compared to non-operating other income of $2.3 million in the prior-year period. Other income decreased due to and lower average invested cash balances, interest paid on short term debt borrowings and reserves established for investments.

Income tax (benefit) provision

      The benefit from income taxes was $7.2 million in the first nine months of 2001 compared to $0.9 million provision in the prior-year period. During the first nine months of 2001 we recorded a valuation allowance of $13.8 million relating to certain international operating unit tax losses.

Liquidity and Capital Resources

      eLoyalty’s principal capital requirements are to fund working capital needs, capital expenditures and other investments in support of revenue generation and growth. Since the spin-off and the associated cessation of operational funding and cash management support from TSC, we have been dependent on our own ability to generate capital resources sufficient to meet our ongoing needs for cash.

      Our principal current capital resources consist of our cash and cash equivalent balances. At September 29, 2001, we had cash and cash equivalents of approximately $39.0 million, which included the proceeds of $8.6 million borrowed under our revolving credit line as of that date (described below). Excluding the additional cash from these borrowings, our cash and cash equivalents position declined by approximately $10.7 million in the first nine months of 2001, from $41.1 million at December 30, 2000 to $30.4 million at September 29, 2001.

      Net cash of $1.6 million was used by operations for the first nine months of fiscal 2001, compared to $12.4 million during the prior-year period. Our negative operating cash flows in the current-year period were primarily attributable to the substantial $56.4 million net loss we sustained for the first nine months of 2001, offset by a decrease in receivables as a result of improved collection efforts. Approximately $4.6 million of the recorded special charges for the first nine months of fiscal 2001 and substantially all of the anticipated fourth quarter $3.0-$4.0 million charge represent future cash commitments for employee severance payments that are expected to result in cash payments in fiscal 2001 and the first quarter of fiscal 2002. In addition, $5.0 million of facility-related special charges represent future cash commitments, which will result in cash payments through 2007.

      Cash flows used by eLoyalty in investing activities consisted solely of capital expenditures of $8.9 million for the first nine months of fiscal 2001, a decline of $0.5 million from the $9.4 million of capital expenditures in the prior-year period. Capital expenditures were higher in the prior-year period, primarily reflecting the commencement of our fiscal 2000 infrastructure build-out, including investments in computer hardware and software, furniture, equipment and leasehold improvements for separate facilities. Total capital expenditures are expected to approximate $9.0 million in fiscal 2001, as compared to $18.6 million during fiscal 2000.

      eLoyalty has made a commitment to invest up to $14.7 million, through a newly formed entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage customer relationship management technology companies. eLoyalty has not yet been requested to contribute any of its eLoyalty Ventures commitment and so remains subject to capital calls against that commitment on 10 business days’ prior written notice. We do not expect any capital calls to be made during the remainder of 2001.

      Cash flows provided by financing activities totaled $9.7 million the first nine months of fiscal 2001, a decrease of $58.4 million from the $68.1 million of cash from financing activities for the same period last year. Of that $9.7 million, $8.6 million was attributable to net borrowings under our revolving credit facility, repayable not later than December 30, 2001. The balance of the cash flows from financing activities for the first nine months of 2001 related to proceeds received in connection with stock option exercises and purchases under the eLoyalty employee stock purchase plan. In comparison, cash flows provided by financing activities in the first nine months of fiscal 2000 included: a $20 million cash contribution from TSC in connection with its spin-off of eLoyalty on February 15, 2000; proceeds of $35.0 million received from the sale of eLoyalty common stock to venture capital investors; $8.6 million received from stock compensation plans; and $4.6 million in net transfers from TSC to fund operations prior to the spin-off. During fiscal 2000, the increases in eLoyalty’s cash resources were attributable entirely to the $68.3 million in cash generated during the year from financing activities, the bulk of which derived from one-time financing events as described above.

      Our $8.6 million in net borrowings as of September 29, 2001 was drawn down under the business loan agreement we entered into with Bank of America, N.A. (the “Bank”) as of December 30, 2000. This loan agreement provides for an unsecured revolving line of credit in a maximum principal amount of $10 million through December 30, 2001 (the “Facility”). As of September 29, 2001, we had only $0.7 million of credit remaining available for borrowing under the Facility.

      The Facility, as amended September 2001, requires us to maintain $50 million of consolidated tangible net worth. Other principal terms of the loan and its covenants are summarized in response to Item 8 of our Form 10-K for the year ended December 30, 2000. Beginning in the fourth quarter we will be required to maintain $10 million of cash in a separate investment account, which cannot be used for ongoing operations. eLoyalty has granted the Bank a security interest in that account. eLoyalty is in the process of seeking to renew or replace its credit facility. Although no assurance can be given, we expect to secure a renewal or replacement of this credit facility, on similar terms and conditions, before the expiration of the current facility.

      We have entered into a share purchase agreement with two of our existing stockholders, Technology Crossover Ventures and Sutter Hill Ventures, under which these investors have agreed to purchase up to $25.0 million of a new series of our preferred stock to be designated Series B convertible preferred stock, in a private placement that will close concurrently with the right offering described below. The purchase price per share of preferred stock will be the lesser of (i) $0.51, and (ii) 90% of the average of the last sales prices of our common stock over the twenty trading days through and including the fourth trading day prior to the closing, subject to adjustment for the proposed one-for-ten reverse split of our common stock. If the proposed one-for-ten reverse split of our common stock is effected as proposed, the purchase price per share of preferred stock will be the lesser of $5.10 and 90% of the average price of our common stock on a pre-split basis multiplied by ten. The proceeds to eLoyalty from the private placement may be less than the maximum the investors have agreed to invest due to certain tax law considerations. See Note 11 to our condensed consolidated financial statements

      In connection with the private placement, we are conducting a rights offering in which our existing common stockholders on the record date for the rights offering, October 8, 2001, are being offered the right to purchase Series B convertible preferred stock at the same price as the investors in the private placement. We are distributing one right for each outstanding share of common stock on the record date. Each right entitles the holder to subscribe for either $1.60, $1.00 or $0.50 of preferred stock. Holders of rights will be able to maintain their approximate ownership percentage in eLoyalty through the exercise of their rights. However, due to the tax considerations referred to above, they may not increase their ownership percentage through the exercise of rights. The proceeds from the rights offering will depend on the number of rights that are exercised, the dollar amount subscribed for per right and the purchase price of the preferred stock. The maximum proceeds to us from the rights offering, assuming all of the rights are exercised for the maximum dollar amount of preferred stock per right, will be approximately $62.0 million. However, we do not expect all of the rights to be exercised.

      The closing of the private placement is conditioned upon stockholder approval and other conditions, including the closing of the rights offering and stockholder approval of certain changes to our authorized capital and the one-for-ten reverse stock split. We have called a special meeting of stockholders to be held on December 18, 2001 to consider these matters. If we receive the necessary stockholder approvals, we expect to close the private placement and the rights offering on December 19, 2001. See Note 11 to our condensed consolidated financial statements.

      We anticipate that our current cash resources should be sufficient to satisfy our expected working capital and capital expenditure needs for the next twelve months. Despite our recent cost reduction activities, however, continuing operating and net losses or adverse impacts on our accounts receivable collection activities resulting from uncertain prevailing economic conditions and customer project deferrals could require us to accelerate use of existing cash balances to fund operations for the next twelve months and limit our ability to fund capital and other discretionary expenditures. If our operating activities or net cash needs for the year were to differ materially from current expectations, there could be no assurance, given current market, credit and general economic uncertainties, that we would have access to additional capital resources on acceptable terms.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the systematic amortization of goodwill and indefinite lived intangible assets and requires them to be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted SFAS No. 141 effective July 1, 2001 and we will adopt SFAS No. 142 effective January 1, 2002. We are in the process of completing an evaluation of the financial statement effect of adopting SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on our financial position and results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the eLoyalty, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on our financial position and results of operations.

Factors That May Affect Future Results or Market Price of Stock

      Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this report include the following:

•	Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties;

•	reliance on a relatively small number of customers for a significant percentage of our revenues, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	management of the risks associated with increasingly complex client projects in general as well as new services offerings, including risks relating to the variability and predictability of the number, size, scope, cost and duration of, and revenues from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

•	management of growth, expansion into new geographic and market areas and development and introduction of new services offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including both firms with significantly greater financial and technical resources than eLoyalty and new entrants;

•	the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs, and uncertainties relating to our future ability to maintain compliance with existing net worth and liquid asset coverage and other covenants under our current bank revolving credit agreement or negotiate acceptable alternative terms or waivers;

•	uncertainties regarding both the return and maintenance of our stock price at a higher minimum bid price level sufficient to maintain our Nasdaq Stock Market listing and the effectiveness of any actions we may take to address the same;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	the overall demand for CRM services and software and information technology consulting services generally;

•	the continued impact of the current economic slowdown, as well as other future general business, capital market and economic conditions and volatility;

•	significant revisions to current estimates of the timing and amount of future taxable income during the carryforward period may affect the recoverability of deferred tax assets; and

•	continued access to capital resources to meet eLoyalty’s operating and financial needs, including the successful consummation of eLoyalty’s pending private placement and rights offering.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We provide solutions to clients in a number of countries including the United States, Canada, United Kingdom, Germany, France and Australia. For the nine months ended September 29, 2001 and 2000, 22% and 16%, respectively, of our revenues were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets.

      We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is based on IBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

      a)  Exhibits

4.1	Amendment, dated September 24, 2001, to Rights Agreement dated March 17, 2000 (incorporated by reference to our Form 8-K filed on September 25, 2001 (the “Form 8-K”)).
10.1	Amendment to Business Loan Agreement with Bank of America, effective September 28, 2001.
10.2	Share Purchase Agreement, dated September 24, 2001 (incorporated by reference to the Form 8-K).
10.3	Form of Amended and Restated Investor Rights Agreement (incorporated by reference to the Form 8-K).

b)	Reports on Form 8-K

eLoyalty filed a Form 8-K on September 25, 2001 reporting under Item 5 thereof the private placement, rights offering and related matters.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 13, 2001.

eLOYALTY CORPORATION

By	/s/ TIMOTHY J. CUNNINGHAM

Timothy J. Cunningham
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Duly authorized signatory and
principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Amendment, dated September 24, 2001, to Rights Agreement dated March 17, 2000 (incorporated by reference to our Form 8-K filed on September 25, 2001 (the “Form 8-K”)).
10.1	Amendment to Business Loan Agreement with Bank of America, effective September 28, 2001.
10.2	Share Purchase Agreement, dated September 24, 2001 (incorporated by reference to the Form 8-K).
10.3	Form of Amended and Restated Investor Rights Agreement (incorporated by reference to the Form 8-K).