Form 10-K405
period 2001-12-29
ELOYALTY CORP
filed 2002-03-28
CIK 1094348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

                           150 FIELD DRIVE , SUITE 250
                           LAKE FOREST, ILLINOIS 60045
             (Address of Registrant's Principal Executive Offices)
       Registrant's telephone number, including area code: (847) 582-7000

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X]

    THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 15, 2002 (BASED UPON THE CLOSING PRICE PER SHARE OF REGISTRANT'S COMMON STOCK ON MARCH 15, 2002 AS REPORTED BY THE NASDAQ NATIONAL MARKET SYSTEM) WAS APPROXIMATELY $30,086,318.

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF MARCH 15, 2002 WAS 6,296,990.

                       DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF ELOYALTY'S PROXY STATEMENT FOR ITS 2002 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITHIN 120 DAYS AFTER THE END OF ELOYALTY'S FISCAL
    YEAR, ARE INCORPORATED HEREIN BY REFERENCE INTO PART III WHERE INDICATED.

                                TABLE OF CONTENTS


                                     PART I


ITEM                                                                      PAGE
----                                                                      ----
Item 1.    Business                                                         1
Item 2.    Properties                                                       5
Item 3.    Legal Proceedings                                                5
Item 4.    Submission of Matters to a Vote of
             Security Holders                                               5
Item 4A.   Executive Officers of the Company                                6


                                     PART II


Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                            7
Item 6.    Selected Financial Data                                          8
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11
Item 7A.   Qualitative and Quantitative Disclosures about Market Risk      20
Item 8.    Financial Statements and Supplementary Data                     21
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           49


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant              49
Item 11.   Executive Compensation                                          49
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                49
Item 13.   Certain Relationships and Related Transactions                  49


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                   49

Signatures                                                                 51
Exhibit Index

                                     PART I


ITEM 1. BUSINESS.



GENERAL

         This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under Factors That May Affect Future Results or Market Price of Stock included in Item 7, Part II of this Form 10-K. Readers should also carefully review the risk factors described in other documents that eLoyalty Corporation files from time to time with the SEC.

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

         In May 1999, TSC's ECM business unit was renamed eLoyalty and a new subsidiary by the same name was formed in anticipation of a spin-off of eLoyalty. In February 2000, TSC transferred the businesses of its eLoyalty division to the Company and declared a dividend, payable to the stockholders of record of TSC, based upon a ratio of one share of the Company's common stock, par value of $.01 per share (the "Common Stock"), for every one share of TSC Common Stock held. Effective February 15, 2000, all of the outstanding shares of Common Stock were distributed to TSC's stockholders. eLoyalty became a separate publicly traded company as of the same date.

         On December 19, 2001, eLoyalty sold approximately 4.6 million shares of a new class of 7% Series B Convertible Preferred Stock ("Series B stock"), par value $.01 per share, in a private placement to funds managed by Technology Crossover Ventures ("TCV") and Sutter Hill Ventures ("Sutter Hill") and in a concurrent rights offering to eLoyalty stockholders. Immediately prior to the closing of these transactions, (i) eLoyalty amended its certificate of incorporation to increase the number of its authorized shares of common stock from 100 million to 500 million and its authorized shares of preferred stock from 10 million to 40 million, and (ii) effected a one-for-ten reverse stock split of its outstanding common stock (with a corresponding reduction in its authorized shares of common stock, to 50 million). The private placement, authorized share increase and reverse stock split were approved by eLoyalty's stockholders on December 18, 2001 at a special meeting held for such purpose.

         The Series B stock will accrue dividends at a rate of 7% per annum, will be entitled to a preference upon liquidation and will be convertible into shares of common stock on a one for one basis (subject to adjustment in the future to give effect to certain actions) at the option of the holder beginning June 19, 2002. In addition, the Series B stock generally votes with the Company's common stock as a single class (subject to specified matters as to which the Series B stock is entitled to a separate class vote) on the basis of one vote per share (subject to adjustment in the future to give effect to certain actions).

         Approximately 1.9 million shares of Series B stock were sold to TCV for gross proceeds of approximately $9.6 million. Approximately 1.3 million shares of Series B stock sold to Sutter Hill for gross proceeds of approximately $6.4 million. Approximately 1.4 million shares of Series B stock were sold in the rights offering to approximately 350 eLoyalty stockholders for gross proceeds of approximately $7.3 million.

         TCV and Sutter Hill were eLoyalty stockholders prior to these transactions. In addition, Jay Hoag and Tench Coxe, eLoyalty directors, are (and were prior to these transactions) affiliated with TCV and Sutter Hill, respectively. The terms of the transactions were negotiated between TCV and Sutter Hill, on the one hand, and the members of eLoyalty's board of directors (other than Messrs. Hoag and Coxe) and its representatives, on the other hand. As a result of these transactions, TCV and Sutter Hill own approximately 41% and 28%, respectively, of the outstanding Series B stock and approximately 26% and 14%, respectively, of the aggregate voting power of the Series B stock and common stock.

         In connection with the closing of the private placement, eLoyalty, TCV and Sutter Hill entered into an Amended and Restated Investor Rights Agreement. Under that agreement, eLoyalty must use its best efforts to have a Registration Statement on Form S-3 for the shares of common stock issuable upon the conversion of the Series B stock issued in the private placement, plus certain previously owned TCV shares, declared effective within 180 days after closing. eLoyalty will be required to maintain the effectiveness of the Registration Statement until all of the common stock underlying the Series B stock issued in the private placement can be sold in any and all three month periods under Rule 144 under the Securities Act of 1933 (without giving effect to Rule 144(k)). The agreement also provides TCV and Sutter Hill with certain piggyback registration rights.

         Our executive offices are located at 150 North Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number 847-582-7000).

OVERVIEW

         eLoyalty is a global management consulting and systems integration organization focused exclusively on building customer loyalty solutions for our clients. We offer a range of CRM-related services including evaluating and developing business strategy, designing and implementing technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems. We refer to the solutions that we provide our clients to enhance their customer relations as "loyalty solutions," in that they are designed to create long-term customer loyalty measured by factors including an increase in repeat sales, reduction of the cost of sales and increase in customer referrals. We help companies identify and measure the impact of improved customer relationships on profitability. Our customized solutions align many isolated customer contact channels, including the Internet, e-mail, call centers, field sales and field service. The solutions we design and implement enable our clients to sustain higher levels of success with their customers.

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

        - Performing detailed financial analysis to calculate the expected return on investment for the implementation of our various loyalty solutions. This process helps our clients establish goals, alternatives and priorities and assigns client accountability throughout resulting projects.

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

         In addition, we generate revenues from licensing of our proprietary Loyalty Suite(TM) software, which ties together the critical components of the loyalty solution. This software provides sophisticated real-time information regarding a customer's various contacts with the client's organization, allowing the client to handle each customer interaction in a consistent manner throughout the enterprise. Other sources of revenue include maintenance and support of our solutions, the provision of purpose-built hosting solutions and services relating to e-PROFILE(TM) Internet banking products. These licensing and "managed loyalty services" offerings, in the aggregate, accounted for less than 10% of our revenues in each of the last three years. Licensing revenues are expected to decrease going forward based on our decision in 2002 to cease new development of the Loyalty Suite(TM) software.

         We operate in two primary business segments: North America (consisting of the US and Canada) and International. In 2001, we globalized and centralized our delivery, business development and infrastructure organizations and processes. Accordingly, there are no material distinctions between the character and nature of the two segments, other than financial results as discussed herein.

         For information regarding domestic and foreign revenues, operating income and total assets, see Note Fifteen to the Consolidated Financial Statements of eLoyalty, appearing under Item 8, Part II of this Form 10-K.

INTELLECTUAL PROPERTY RIGHTS

         A majority of our clients require that we grant to them some or all proprietary and intellectual property rights with respect to the original work product resulting from our services, including the intellectual property rights to any custom software developed for them. While each grant of proprietary and intellectual property rights limits our ability to reuse work product components with other clients, it is our practice to retain the rights in the underlying core intellectual property on which it is based, including methodologies, workplans and software. We regard these software and methodologies as proprietary and intend to protect our rights, where appropriate, with registered copyrights, patents, and trademarks, applicable trade secret laws and contractual restrictions on disclosure and transferring title. Further, we attempt to obtain from our clients an ownership interest or a license to permit us to market custom software and other original materials to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of eLoyalty. In addition, to protect our proprietary information, we rely upon a combination of trade secret and common law, employee nondisclosure policies and third-party confidentiality agreements.

SEASONALITY

         The Company typically experiences seasonal revenue and earnings fluctuations globally in the fourth quarter, as the total number of billing days is reduced due to holidays. Additionally, our European operations historically have experienced decreased revenues and earnings in the third quarter because of extended summer vacation periods.

CLIENTS

         During fiscal 2001, our five and twenty largest clients accounted for 49% and 82%, respectively, of our revenues. Two clients accounted for more than 10% of our total revenues during the year, with each of Agilent Technologies and UnitedHealth Group contributing 13% of total revenues for 2001. In June 2001, Agilent Technologies notified us of the cancellation of the project on which we and other third parties were engaged. For the fiscal year ended December 29, 2001, 31 clients each accounted for over $1 million of revenues. While our focus, consistent with the focus of our services, is on developing long-term relationships with our clients, the nature of its business is such that its activities with specific clients will fluctuate periodically as individual projects are initiated and progress through their life span. As a result, the percentage of revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods.

COMPETITION

         We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, online agencies and firms that provide both consulting and systems integration services. In our opinion, few competitors offer the full range of CRM services that we can provide. We believe that our principal competitors are the "Big 5" consultancies: Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG Consulting and PricewaterhouseCoopers.

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

RESEARCH AND DEVELOPMENT

         The market in which we operate is constantly evolving and we believe that it is necessary to invest in research and development to remain competitive. In 1998, we formally established our Loyalty Lab in Austin, Texas as a center for our research and development group. Its activities include the research and evaluation of emerging technologies, working with technology partners to decrease the time and difficulty of integrating various CRM software products, acting as a center for demonstrating loyalty solutions to our current and prospective clients and training our employees on our solutions.

         Our research and development expenditures for the years ended December 29, 2001, December 30, 2000, and December 31, 1999 were approximately $5.1 million, $8.8 million and $5.5 million, respectively.


EMPLOYEES

         As of December 29, 2001, we employed 494 persons. Of the 494 employees, 358 were located in North America, with the balance in Europe and Australia. As our business consists primarily of the provision of professional services, it is inherently people intensive. We believe we have a satisfactory relationship with our employees. Our average annualized voluntary turnover of field employees was 14% in 2001. None of our employees are represented by a union. Most of our Vice Presidents and European employees generally have employment agreements requiring three months' notice of termination by us. In addition, the laws and regulations of the foreign countries in which we operate may increase the cost of terminating employees in those countries. We maintain various programs and strategies to retain and recruit employees.



ITEM 2. PROPERTIES


         Our principal physical properties consist of our leased headquarters in Lake Forest, Illinois (north of Chicago), and additional leased office facilities in other locations throughout the United States, including Atlanta, GA; Dallas and Austin, TX; New York, NY; San Francisco, CA; and Washington, D.C.; and in various international locations, including Toronto, (Ontario), Canada; Frankfurt, Germany; Dublin, Ireland; and London, England. Our total leased square footage is 42,000. We believe that our leased facilities are appropriate for our current and anticipated business requirements.


ITEM 3. LEGAL PROCEEDINGS

         As of the date of this report, we are not a party to any pending legal proceedings, other than ordinary routine litigation or other legal proceedings incidental to our business, none of which we believe would constitute material legal proceedings for which disclosure is required under this item.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 18, 2001, we held a Special Meeting of Stockholders (the "Special Meeting"). 36,241,116 shares of eLoyalty common stock were represented at the Special Meeting, in person or by proxy. This represented more than a majority of the shares of eLoyalty common stock outstanding on the record date for the Special Meeting and therefore constituted a quorum. Each share present was entitled to one vote.


The following actions were taken at the Special Meeting:

  (1) Stockholders approved the sale of shares of eLoyalty's 7% Series B Convertible Preferred Stock (the "Series B stock") in a private placement to affiliates of TCV and Sutter Hill. 32,465,085 shares, or nearly 90% of the shares voted, were voted in favor of the sale, 3,762,785 shares were voted against it and 13,246 shares abstained from voting. In addition, taking into account only the 26,687,672 shares that were represented at the meeting and held by persons not affiliated with the purchasers (such affiliation determined in accordance with the requirements set forth in the Stock Purchase Agreement for the private placement), 22,911,641 shares, or nearly 86%, voted in favor of the sale, 3,762,785 shares voted against and 13,246 shares abstained from voting. As a result, our unaffiliated stockholders approved the Series B stock sale as well.



  (2) Stockholders approved an amendment to eLoyalty's Certificate of Incorporation to increase the number of authorized shares of eLoyalty common stock from 100,000,000 shares to 500,000,000 shares and to increase the number of authorized shares of eLoyalty preferred stock from 10,000,000 shares to 40,000,000 shares. 28,438,122 shares, or approximately 55% of the shares outstanding, voted in favor of the amendment, 7,789,788 shares voted against it and 13,206 shares abstained from voting.



  (3) Stockholders approved an amendment to eLoyalty's Certificate of Incorporation to effect a one-for-ten stock combination, or reverse stock split, of eLoyalty common stock and a corresponding reduction in the number of authorized shares of eLoyalty common stock. 35,002,954 shares, or nearly 68% of the shares outstanding, voted for the reverse stock split, 1,226,759 shares voted against, and 11,403 shares abstained from voting.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

         The following table includes the name, age (as of March 15, 2002), current position and term of office of each of our executive officers.

                                                                                                                  Held
         Name                            Age                Current Position                                      Since

Kelly D. Conway*                           44      President and Chief Executive Officer                           1999

Timothy J. Cunningham                      48      Vice President, Chief Financial Officer and                     1999
                                                   Corporate Secretary

Jackie L. Hilt                             45      Vice President, Employee Loyalty                                1999

Jay A. Istvan                              42      Vice President, Strategy and Marketing                          2001

Mark D. Kuchel                             47      Vice President, Demand                                          1999

Steven C. Pollema                          42      Vice President, Delivery and Operations                         2001

Robert S. Wert                             37      Vice President and General Counsel                              2001

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

         Timothy J. Cunningham has served as eLoyalty's Vice President, Chief Financial Officer and Corporate Secretary since November 1999. From October 1998 until November 1999, he was the Vice President-Finance and Chief Financial Officer of CTS Corporation, a publicly traded electronics and communications company. Mr. Cunningham was Vice President-Finance of the Moore Document Solutions division of Moore Corporation from July 1996 until September 1998, and Group Controller for the ConAgra Refrigerated Foods group of ConAgra, Inc. from 1995 to 1996.

         Jackie L. Hilt has been eLoyalty's Vice President of Employee Loyalty since May 1999, with responsibility for recruiting and human resources functions with a specific focus on employee relationships. Previously, Ms. Hilt had been with TSC for more than ten years, most recently as the Senior Vice President in charge of its international recruiting organization, a role she assumed in 1994. Ms. Hilt currently is on a voluntary leave of absence from eLoyalty.

         Jay A. Istvan has been the Vice President, Strategy and Marketing, of eLoyalty since February 2001. Mr. Istvan was affiliated with The Boston Consulting Group, Inc., a global strategic consulting firm, for more than fourteen years prior to joining eLoyalty. He was a Vice President of Boston Consulting Group from 1993 and was Midwest Regional Leader of its Healthcare practice from 1997 until joining eLoyalty and Regional Leader of its High Technology and Convergence Practice from 1993 to 1997.

         Mark D. Kuchel has been a Vice President of eLoyalty since February 2000, was the Area Practice Leader for the Eastern Region of North America from November 2000 to August 2001 and has been Vice President, Demand since that date. Prior to such time, Mr. Kuchel had been a Senior Vice President of TSC since March 1996.

         Steven C. Pollema has been Vice President, Delivery and Operations of eLoyalty since August 2001, after joining eLoyalty in June 2001 as Senior Vice President, Operations. Prior to joining eLoyalty, Mr. Pollema had been with MarchFirst, Inc. and its predecessor, Whittman-Hart, Inc., since June 1997, most recently as its President from March 2001 to May 2001. Prior to assuming the office of President, Mr. Pollema was Executive Vice President-Global Operations of MarchFirst from October 2000 through March 2001, Managing Executive -- Chicago Office/Region from October 1998 to October 2000, Solution Director -- Business Development from October 1997 to October 1998 and Partner -- Enterprise Account Manager from July 1997 to October 1997. Prior to MarchFirst/Whittman-Hart, Mr. Pollema was with Andersen Consulting, LLC, most recently as an Associate Partner.

         Robert S. Wert has been Vice President and General Counsel of eLoyalty since October 2001. He joined eLoyalty in January 2001 as Vice President and Senior Counsel. Prior to joining the Company, Mr. Wert was Associate General Counsel and Assistant Secretary of Katy Industries, Inc., a publicly-held, diversified holding company since August 1998. From 1989 to 1998, Mr. Wert was with the Chicago law firm of Holleb & Coff, most recently as a Partner in its Business Department from January 1997.

         Please note that in February 2002, we ceased using the title Senior Vice President for any of our officers. All persons previously holding that title currently hold the title of Vice President. For simplicity, the current office of each of the executive officers, other than Mr. Conway, is characterized as that of Vice President with respect to his or her current role in the organization. Certain of the executive officers were Senior Vice Presidents at the time they assumed those roles.


                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Our Common Stock is traded on the National Market System under the NASDAQ symbol ELOY. The following table sets forth, for the periods indicated, the quarterly high and low prices of the common stock on the NASDAQ Stock Market.

PRICE RANGE(1):                                                             High                 Low
----------------------------------------------------------------------------------------------------
Fiscal Year 2001
   First Quarter                                                       $  120.00            $  22.50
   Second Quarter                                                          45.00                6.00
   Third Quarter                                                           10.20                4.00
   Fourth Quarter                                                           6.90                4.00

Fiscal Year 2000(2)
   First Quarter (beginning February 16, 2000)                         $  405.00            $ 184.40
   Second Quarter                                                         240.00              105.00
   Third Quarter                                                          181.30               98.80
   Fourth Quarter                                                         128.80               31.90

(1) Adjusted as necessary, to give effect to the one-for-ten reverse stock split effected before the opening of business on December 19, 2001.
(2) We completed our 100% spin-off from TSC and began public trading on February 16, 2000.

There were approximately 467 owners of record of our Common Stock, par value $0.01 per share, as of March 15, 2002.

         On December 19, 2001, we raised an aggregate of $23.3 million of gross cash proceeds in connection with the sale, pursuant to a private placement and related rights offering, of shares of our Series B stock, par value $0.01 per share. See "Introduction" in Item 1 Part I of this 10-K for more information regarding the private placement. Each share of Series B stock is convertible into one share of our common stock, at the option of the holder thereof, beginning June 19, 2002. This conversion ratio is subject to adjustment in the future in the event of certain transactions. The Series B stock will automatically convert into our common stock at any time beginning June 19, 2002 if the last sale price of our common stock is at least five times the original sale price per share of Series B stock ($5.10) for 30 consecutive trading days, subject to certain limitations.

         The private placement was made in reliance on the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and the rules promulgated under Regulation D thereunder. Prior to the private placement, TCV and Sutter Hill were stockholders in our company and the transaction was negotiated on a private basis between us and TCV and Sutter Hill. In addition, in connection with the private placement, TCV and Sutter Hill made certain representations to us regarding, among other things, their status as "accredited investors" for purposes of the rules under Regulation D.

DIVIDENDS

         Historically, we have not paid cash dividends on our common stock, and do not expect to do so in the future. However, a cash dividend of approximately $0.9 million is expected to be paid in July 2002 on the Company's redeemable Series B stock. In addition, two semi-annual dividend payments of approximately $0.8 million each are expected to be paid in 2003 on the Series B stock. The amount of the dividend would be affected by any conversions of the Series B stock into common stock, which is permitted at the option of the holder beginning June 19, 2002.




ITEM 6. SELECTED FINANCIAL DATA.

         The following tables summarize our selected financial data. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 29, 2001, December 30, 2000 and December 31, 1999, for the seven month period ended December 31, 1998 and for each of the years ended May 31, 1998 and 1997, and the balance sheet data as of December 29, 2001, December 30, 2000, December 31, 1999 and 1998, and May 31, 1998 and 1997, below are derived from the audited financial statements. The statements of operations data for the year ended December 31, 1998 and for the seven month period ended December 31, 1997 are derived from the unaudited financial statements. In the opinion of management, the unaudited financial statements referred to above reflect all adjustments, consisting of normal adjustments, necessary for a fair presentation of eLoyalty's results of operations for the year ended December 31, 1998, and for the seven month period ended December 31, 1997.

         Certain reclassifications have been made in the statements of operations for the years ended December 30, 2000, December 31, 1999 and 1998, the seven month periods ended December 31, 1998 and 1997, and the fiscal years ended May 31, 1998 and 1997 to conform to the 2001 presentation. In December 2000, we changed our fiscal year from a calendar year to a fiscal year ending on the Saturday closest to the end of December. The fiscal year-end for 2001 was December 29. We had previously changed our fiscal year-end from May 31 to December 31, effective December 31, 1998. For comparative purposes, we have included the statements of operations data for the year ended December 31, 1998, and the seven month period ended December 31, 1997, which have been derived from unaudited financial statements. In the opinion of management, the unaudited financial statements for these periods reflect all adjustments, consisting of normal adjustments, necessary for a fair presentation of eLoyalty's results of operations for the year ended December 31, 1998 and the seven month period ended December 31, 1997.

         The financial information for periods prior to February 15, 2000 reflect our results of operations and financial position as we operated within TSC, and the financial information for periods subsequent to February 15, 2000 reflect our results of operations and financial position as we operated as a separate, stand-alone, publicly-traded company. The financial information for periods prior to February 15, 2000 may not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone, publicly-traded entity during such periods.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA


                                                                                         For the
                                                                                        Seven Month
                                                                                      Period Ended                For the
                                         For the Years Ended December                     December             Years Ended May
(In thousands,                         --------------------------------                  ----------            ---------------
   except per share data)(1)          2001         2000        1999       1998       1998       1997          1998       1997
-----------------------------------------------------------------------------------------------------------------------------
Revenues(2)                       $146,729     $236,498    $163,180   $117,616    $71,993    $48,806       $94,428    $48,261

Operating expenses:
Costs of services(2) (3)           113,282      150,691     103,306     72,406     44,569     30,922        58,348     26,585
Selling, general and
   administrative(3)                58,832       73,411      39,377     33,915     21,342     13,536        25,851     14,612
Severance and
   related costs                    33,444           --          --         --         --         --            --         --
Research and development             5,091        8,821       5,494      3,770      3,029      1,453         2,461      1,749
Depreciation expense                 5,683        2,372       1,502        601        421        128           308        131
Goodwill amortization                4,808        4,972       4,996      3,794      2,450      1,856         3,201        376
                                ---------------------------------------------------------------------------------------------
Total operating expenses           221,140      240,267     154,675    114,486     71,811     47,895        90,169     43,453
                                ---------------------------------------------------------------------------------------------
Operating (loss) income            (74,411)      (3,769)      8,505      3,130        182        911         4,259      4,808
Other income (expense)               1,654        2,921        (408)      (391)      (327)       (14)          (24)        15
                                ---------------------------------------------------------------------------------------------
(Loss) income before
   income taxes                    (72,757)        (848)      8,097      2,739       (145)       897         4,235      4,823
Income tax
   (benefit) provision              (9,096)        (424)      4,039      1,672        398        562         2,022      1,897
                                ---------------------------------------------------------------------------------------------
Net (loss) income                 $(63,661)    $   (424)   $  4,058   $  1,067     $ (543)     $ 335       $ 2,213    $ 2,926
Dividends and accretion related
   to Series B preferred stock      (3,576)          --          --         --         --         --            --         --
                                ---------------------------------------------------------------------------------------------
Net (loss) income available to
   common stockholders            $(67,237)    $   (424)   $  4,058   $  1,067     $ (543)     $ 335       $ 2,213    $ 2,926
                                ---------------------------------------------------------------------------------------------


Basic net (loss) income
   per common share(4)            $ (13.42)     $ (0.09)    $  0.98    $  0.26     $ (0.13)    $ 0.08       $ 0.53   $  0.71
Diluted net (loss) income
   per common share(4) (5)        $ (13.42)     $ (0.09)    $  0.92    $  0.25     $ (0.13)    $ 0.07       $ 0.47   $  0.63
(In millions)
Basic weighted average
   shares outstanding(4)               5.01        4.82        4.14       4.14         4.14      4.14         4.14      4.14
Dilutive weighted average
   shares outstanding                  5.16        5.37        4.42       4.31           NA(6)   4.58         4.68      4.66

Noncash compensation included in individual line items above: (7)


                                      For the Years Ended December
                                      2001         2000       1999
-------------------------------------------------------------------
   Cost of services                  $ 841        $ 789       $ 319
   Selling, general and
    administrative                   2,294        1,337         251
   Research and
    development                         54           81          69
    ---------------------------------------------------------------
      Total noncash
        compensation                $3,189       $2,207       $ 639
-------------------------------------------------------------------

(1) All share amounts have been adjusted to give effect to the one-for-ten reverse stock split effected by the Company prior to the opening of business on December 19, 2001.
(2) All periods presented have been adjusted to reflect adoption of EITF D-103 requiring billable expenses to be classified as revenue.
(3) All periods presented have been adjusted to reflect the reclassification of other costs of engageable project personnel from Selling, General and Administrative to Cost of Services.
(4) In December 1999, eLoyalty issued 4.14 million shares to TSC. For periods prior to February 15, 2000, basic earnings per share has been computed based on the 4.14 million shares and diluted earnings per share has been computed based on the 4.14 million shares plus the estimated dilutive effect of common stock equivalents using the "treasury stock" method. For periods subsequent to February 15, 2000, basic earnings per share has been computed based on actual weighted shares outstanding and dilutive earnings per share has been computed based on the actual weighted shares outstanding plus the dilutive effect of common stock equivalents using the "treasury stock" method.
(5) In periods of a loss, common stock equivalents were not included in the calculation as they are antidilutive.
(6) Common stock equivalent information was not previously calculated for this period when eLoyalty was part of TSC as they were antidilutive. Subsequent to the spin-off eLoyalty does not maintain the information to calculate common stock equivalents for this period.
(7)      Not applicable for previous periods.


BALANCE SHEET DATA

                                      As of
                         ----------------------------------
                          December 29,       December 30,         As of December 31,              As of May 31,
                          ------------       ------------         ------------------         -------------------
(In thousands)                  2001             2000              1999         1998           1998           1997
------------------------------------------------------------------------------------------------------------------
Cash and cash
   equivalents              $ 42,653        $  41,138          $ 13,462     $  4,411       $  4,726        $ 4,130
Working capital             $ 59,795        $ 109,934          $ 54,927     $ 26,231       $ 23,840        $13,506
Total assets                $128,014        $ 184,618          $ 96,603     $ 63,904       $ 54,118        $24,188
Long-term obligations       $  3,390               --                --           --             --             --
Redeemable
   preferred stock          $ 19,499               --                --           --             --             --
Stockholders'
   equity                   $ 77,347        $ 140,856          $ 73,615     $ 47,888       $ 40,893       $ 17,147

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following Management's Discussion and Analysis and other parts of this Form 10-K contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, without limitation, those noted under "Factors That May Affect Future Results or Market Price of Stock" included elsewhere in Item 7.

         Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Form 10-K, whether as a result of new information, future events or circumstances, or otherwise.

BACKGROUND

         We are a global management consulting and systems integration organization focused exclusively on building customer loyalty solutions for our clients. We offer a broad range of customer relationship management ("CRM") related services including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems.

         We spun off from Technology Solutions Company ("TSC") into a separate, publicly-traded company on February 15, 2000 (the "spin-off"). Accordingly, the statements of operations for periods subsequent to the spin-off reflect our results as a stand-alone company. The statements of operations for periods prior to the spin-off are presented as if eLoyalty operated as a separate entity, and include a cost allocation of certain TSC general corporate expenses that were not directly related to our operations. These costs were allocated proportionately to us based on revenues and headcount.

PERFORMANCE OVERVIEW AND GENERAL OUTLOOK

         Our consolidated revenues were $146.7 million in 2001. This represents an approximate 38% decline as compared to 2000. Average revenues per billable day for 2001 were $585,000, down from $938,000 for 2000. The decrease in revenues is primarily due to a general economic slowdown that has contributed to decreased spending on information technology. Beginning with this report, revenue reflects adoption of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) D-103, requiring billable expenses to be reported as revenue. Prior to the adoption of EITF D-103 billable expenses had been recorded net of recoveries from customers as a component of cost of services. All periods presented have been revised to reflect this change.

         We have experienced declines during 2001 in the utilization rate of our engageable field consultants, partially mitigated by our cost reduction activities throughout this year. Utilization is defined as billed time as a percentage of total available time. Average utilization was at 54% in the fourth quarter 2001 versus 63% in the fourth quarter of 2000. Average utilization for the year was 55% in 2001 versus 66% in 2000. We continue to experience pricing pressures that have resulted in a decline of our average hourly billing rate from $234 in the fourth quarter of 2000 to $202 in the fourth quarter of 2001.

         We presently expect the current economic slowdown and related uncertain client expenditure commitments and extended decision time frames to persist in 2002. Our revenue is expected to remain fairly constant for the first quarter of 2002 compared to the fourth quarter of 2001. We expect both our North American segment (which has historically accounted for more than 80% of our consolidated revenues) and our International segment to continue to suffer from a difficult business environment.

         In response to this economic environment and demand slowdown, we have undertaken a number of cost reduction activities, including headcount reductions and office closures and downsizing. Annual savings resulting from these actions are expected to be about $65 million and will substantially be realized in 2002. These actions were taken in connection with a substantial reorganization of our business and business operating processes. As a result of these activities, we recognized a special pre-tax charge of $33.4 million (approximately $22.7 million after tax) in 2001. As a result of these combined 2001 actions, we reduced our overall headcount by approximately 51%, from 1,018 total employees at the end of fiscal 2000 to approximately 494 employees at December 29, 2001. We expect substantially all severance and related costs to be paid out by the end of 2002 pursuant to agreements entered into with affected employees, and facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007. In addition we expect an estimated $1 million to $2 million pre-tax charge to be taken in the first quarter of 2002, relating primarily to severance benefits associated with reductions in headcount. This additional severance related charge is expected to be substantially paid out by the end of 2002.

         During the second quarter of 2001, we established a valuation allowance against the benefit of certain international operating unit tax losses previously recognized, and ceased recognizing the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability. As of December 29, 2001, we had a valuation allowance of $14.1 million relating to these international operating unit tax losses.

         Primarily as a result of the above-described business conditions and the responsive cost reduction actions, we experienced a 2001 operating loss of $74.4 million, compared to an operating loss of $3.8 million for fiscal 2000.

         During 2001, we entered into a share purchase agreement with affiliates of Technology Crossover Ventures and Sutter Hill Ventures, already stockholders of our Company, under which these investors purchased $16.0 million of a new series of preferred stock, a redeemable 7% Series B Convertible Preferred Stock (the "Series B stock"), in a private placement. See the section titled "Introduction" in Item 1, Part I of this Form 10-K for more information about the private placement. In addition, we closed concurrently on a rights offering pursuant to which our existing common stockholders purchased $7.3 million of the Series B stock. We also effected a one-for-ten reverse split of our common stock shortly before the closing of the private placement and rights offering. The private placement, the reverse stock split and related changes to our capital structure were approved by stockholders in a special meeting of stockholders held December 18, 2001.

         During the fourth quarter 2001, we offered our US employees the opportunity to exchange certain of their options to purchase Common Stock for restricted Common Stock on a one for one basis. For non-US employees, we offered the opportunity to exchange certain of their options to purchase Common Stock for the right to receive shares of our Common Stock, on a one for one basis, subject to the terms and conditions of an installment stock award. See Note Thirteen to our consolidated financial statements. Furthermore, in connection with a new compensation program for our Vice Presidents, on February 28, 2002, we issued additional shares of restricted Common Stock to our US Vice Presidents and granted our non-US Vice Presidents the right to receive additional shares of our Common Stock subject to the terms of an installment stock award. See Note Eighteen to our consolidated financial statements.

         Our revenues are generated primarily from professional services, which are billed principally on a time and materials basis. We have on occasion, contracted projects on a fixed fee basis. Revenues are recognized for time and material engagements as services are rendered utilizing the percentage-of-completion method.

         Other revenue contributors include fees generated from Managed Loyalty Services (including Loyalty Support(TM) services, purpose-built hosted solutions and e-PROFILE(TM)). These revenues comprised 5% and 3% of revenues in 2001 and 2000, respectively. Revenues from sales of our Loyalty Suite(TM) software decreased to 1% from 2% of revenues in 2001 and 2000, respectively, and are expected to decrease further due to our decision in 2002 to cease new development of this software.

         Our revenues from international operations primarily represent revenues in Europe and Australia. International operations represented 18% and 12% of revenues for the years ended December 29, 2001 and December 30, 2000, respectively. While certain of our professionals remain in Australia to perform services for an existing client, we have closed our Australia office and do not anticipate near term additional projects in that country.

         We typically experience seasonal fluctuations in our revenues and earnings on a global basis in the fourth quarter because of the reduced number of billing days due to holidays. In addition, we have historically experienced decreases in revenues from our European operations in the third quarter because of extended summer vacation periods. Although those decreases in revenues have not been significant in the past, they may increase in the future.

         Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes employee costs for training, travel expenses, laptop computer leases and other expenses of a billable and non-billable nature.

         Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, plus a provision for uncollectible amounts. Selling, general and administrative also includes expenses relating to administrative and technical support services provided by TSC, which continued to be provided after the spin-off in 2000 as part of a shared services agreement. None of these services were provided by TSC in 2001.

         Research and development expenses consist primarily of salaries, incentive compensation and employee benefits for dedicated personnel, staff recruiting costs, administrative costs, travel expenses and depreciation expenses. Our Loyalty Lab(TM) is the center for our research and development activities, and we believe it improves the effectiveness of our loyalty solutions, allows us to work closely with emerging technology and serves as a demonstration center for our clients' senior executives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our management discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, collectibility of customer accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, the realizability of net deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect more significant judgments and estimates used in the preparation of our consolidated financial statements.

         We recognize revenue and profit from professional services performed for clients as work progresses using the percentage-of-completion method. Percentage of completion estimates are based on the ratio of actual hours incurred to total estimated hours. We follow this method because we believe that reasonably dependable estimates of the revenue and costs applicable to various stages of a client project can be made. Revisions in profit estimates are recorded in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         We have recorded an income tax valuation allowance to reduce our international net deferred tax assets to zero representing the amount that is considered more likely than not to be realized and have ceased recognizing any future benefits. The decision to establish a valuation allowance was made following an assessment of the recoverability of these net deferred tax assets in light of current estimates of a near-term return of international operating units to acceptable, continuing level of profitability. No valuation allowance has been recorded at December 29, 2001 for US net deferred tax assets of $22.5 million as it is considered more likely than not that these net assets will be realized over the carryforward period. This conclusion was based on forecasts of future financial results which indicate that we will return to profitability in fiscal 2002 and that the net deferred tax asset will be fully realized by 2004. The amount of the US net deferred tax asset that is considered realizable could be reduced in the near term through the recording of valuation allowances if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised or if we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code. In the event we were to determine that we would be able to more likely than not realize deferred tax assets for which valuation allowances had previously been provided, an adjustment to the deferred tax asset would be required increasing income in the period such determination was made.

         We have recorded accruals for severance and related costs associated with the cost reduction efforts undertaken during 2001. A substantial portion of the accruals represents contractual severance for identified employees and is not subject to significant revision. That portion of the accruals relating to office closures and associated contractual lease obligations is based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recorded.




YEAR ENDED DECEMBER 29, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 30, 2000

REVENUES

         Our revenues decreased $89.8 million, or 38%, to $146.7 million in 2001 from $236.5 million in 2000. Revenues from professional fees decreased $84.6 million, or 38%, to $138.6 million in 2001 from $223.2 million in 2000. The decrease in revenues is due to a weak economic environment that led to decreased demand for the CRM services provided by us.

         Revenues from Managed Loyalty Services decreased $0.5 million to $7.3 million in 2001 from $7.8 million in 2000. Managed Loyalty Services revenues represented 5% and 3% of total revenues for the years ended December 29, 2001 and December 30, 2000, respectively. Revenues from software decreased $4.7 million to $0.8 million in 2001 from $5.5 million in 2000. Revenues from international operations increased to approximately 18% of total revenues in 2001, compared to 12% in 2000.

COST OF SERVICES

         Cost of services decreased $37.4 million, or 25%, to $113.3 million in 2001 from $150.7 million in 2000. This is due to a decrease in the number of our engageable consultants to 387 as of December 29, 2001, for a decrease of 50%, from 768 as of December 30, 2000. Cost of services as a percentage of revenues increased to 77% in 2001 compared to 64% in 2000. This increase was primarily due to lower utilization in 2001 versus 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased $14.6 million, or 20%, to $58.8 million in 2001 from $73.4 million in 2000. This decrease is primarily the result of the reduction of headcount and office closures in response to the decline of revenue.

SEVERANCE AND RELATED COSTS

         Severance and related costs increased to $33.4 million in 2001 compared to none in 2000. This was the result of workforce reductions and facilities closures in response to a decline in revenue and expected activity. Annual savings resulting from these actions are expected to be $65 million.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses decreased $3.7 million, or 42%, to $5.1 million in 2001 from $8.8 million in 2000. This decrease is primarily due to lower investment in the Loyalty Lab, including headcount reductions.

DEPRECIATION

         Depreciation expense increased to $5.7 million for 2001 compared to $2.4 million in 2000. The $3.3 million increase is due to investments in computer hardware and software that were established in North American and International locations. The bulk of this system implementation occurred in 2000 when we built out our own infrastructure as a stand-alone company for US operations, following the February 2000 spin-off from TSC.

GOODWILL AMORTIZATION

         Goodwill amortization expense decreased slightly to $4.8 million in 2001 compared to $5.0 million in 2000. Goodwill amortization is primarily attributable to the acquisition of The Bentley Group in 1997. Effective January 2002, we adopted SFAS 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized effective January 2002.

OTHER INCOME (EXPENSE)

         We recognized non-operating other income of $1.7 million in 2001 compared to $2.9 million in 2000. The $1.2 million decrease in non-operating other income is primarily due to lower average invested cash balances and yields, and increased interest expense on short-term borrowings.

INCOME TAX (BENEFIT) PROVISION

         The effective tax rate declined year-over-year due to a $14.1 million valuation allowance established for non-US net deferred tax assets. During the second quarter of 2001, we established a valuation allowance against the benefit of certain international operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units. We continue to record the income tax benefit of US operating losses using applicable statutory rates.

NET (LOSS) INCOME

         We reported a net loss of $63.7 million for 2001 as compared with a net loss of $0.4 million in 2000. We reported a net loss of $13.42 per share on a diluted basis in 2001 versus a net loss of $0.09 per share in 2000.



YEAR ENDED DECEMBER 30, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

REVENUES

         Our revenues increased $73.3 million, or 45%, to $236.5 million in 2000 from $163.2 million in 1999. Revenues from professional fees increased $65.0 million, or 41%, to $223.2 million in 2000 from $158.2 million in 1999. The increase in revenues is due to the combined effect of strong demand for our CRM services and higher average billing rates in the period-over-period comparison.

         Revenues from Managed Loyalty Services increased $5.9 million to $7.8 million in 2000 from $1.9 million in 1999. Managed Loyalty Services revenues represented 3% and 1% of total revenues for the years ended December 30, 2000 and December 31, 1999, respectively. Revenues from software increased $2.4 million to $5.5 million in 2000 from $3.1 million in 1999. Revenues from international operations decreased to approximately 12% of total revenues in 2000, compared to 17% in 1999.

COST OF SERVICES

         Cost of services increased $47.4 million, or 46%, to $150.7 million in 2000 from $103.3 million in 1999. This is due to an increase in the number of our engageable consultants to 768 as of December 30, 2000, representing an increase of 37%, from 561 at December 31, 1999. Cost of services as a percentage of revenues increased to 64% in 2000 compared to 63% in 1999. This was due, in part, to the approximately $5.9 million of incremental cost of services incurred in 2000 as part of the expansion of our Managed Loyalty Services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $34.0 million, or 86%, to $73.4 million in 2000 from $39.4 million in 1999. This increase is the result of our growth and the build-out of our stand-alone infrastructure, including finance, treasury, legal, human resources and technical systems support, while also making payments to TSC for similar services as part of the shared services agreement during the build-out process. The increase is also due to the continued expansion of our business development group, establishment of the eLoyalty brand in the marketplace and increased uncollectible amounts due from clients, including a $2.8 million incremental charge in the fourth quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased $3.3 million, or 60%, to $8.8 million in 2000 from $5.5 million in 1999. This increase is primarily due to an increased investment in the Loyalty Lab, including the addition of developers.

DEPRECIATION

         Depreciation expense was $2.4 million for 2000 and $1.5 million in 1999. The increase was attributable to the implementation of IT infrastructure which occurred in 2000, following the February 2000 spin-off from TSC.

GOODWILL AMORTIZATION

         Goodwill amortization expense was $5.0 million for 2000 and 1999. Goodwill amortization is primarily related to the acquisition of The Bentley Group in 1997.

OTHER INCOME (EXPENSE)

         We recognized non-operating other income of $2.9 million in 2000 compared to a non-operating other expense of $0.4 million in 1999. The $3.3 million increase in non-operating other income is primarily due to incremental interest income earned as a result of higher average cash and cash equivalent balances in 2000 versus 1999. The increase in the average cash balances was due to the cash generated by financing activities, most of which were completed during the first half of 2000.

INCOME TAX (BENEFIT) PROVISION

         Income tax (benefit) provision represents combined federal, state and foreign taxes. Due to a pre-tax loss of $0.8 million in 2000, a $0.4 million tax benefit was recognized compared to $4.0 million tax provision recognized in 1999. The effective tax rate remained flat year-over-year.

NET (LOSS) INCOME

         We reported a net loss of $0.4 million, or $0.09 per share on a diluted basis, for 2000 as compared with net income of $4.1 million, or $0.92 per share on a diluted basis, for 1999. The 2000 results are reflective of the $3.8 million operating loss for the year (as compared to operating income of $8.5 million in 1999), offset in substantial part by the non-operating interest income from investment of increased cash balances obtained through financing activities.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs, capital expenditures and other investments in support of revenue generation and growth.

         At December 29, 2001, we had cash and cash equivalents of $42.7 million representing an increase of approximately $1.5 million in cash and cash equivalents from December 30, 2000. Restricted cash represents cash as security for our line of credit and letters of credit. The increase in our cash and cash equivalents was primarily attributable to the $20.3 million cash generated from financing activities, as described below. Both operating activities and investing activities (in capital expenditures) negatively impacted our available 2001 cash resources, with a combined use of cash resources of approximately $17.2 million.

         Operating activities used net cash of approximately $8.7 million during 2001 compared to $22.3 million during 2000. In addition to the negative $63.7 million impact of its net loss in 2001, we also experienced a reduction in accrued compensation due to the $90 million reduction in revenue and the significant reduction in the work force. The reduction in accrued compensation was also attributable to a decline in bonus accruals and the timing of salary payments. Accounts receivable decreased by $47.7 million due to improved invoicing and collection processes and systems. At December 29, 2001, there remained $7.9 million of unpaid severance and related costs.

         Cash flows used in investing activities consisted of capital expenditures of $8.5 million during 2001, as compared to capital expenditures of $18.6 million for 2000. The 2001 spending was primarily related to the continuation of investments in computer hardware and software that were completed in the US and established in non-US locations. The bulk of this system implementation occurred in 2000 when we built out our own infrastructure as a stand-alone company for US operations, following the February 2000 spin-off from TSC. We expect that our capital expenditures for 2002 will be between $2 million and $3 million.

         We have made an additional commitment to invest up to $14.7 million, through a related entity, in eLoyalty Ventures, L.L.C. ("eLoyalty Ventures"). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage CRM technology companies. We have not been requested to contribute any of our eLoyalty Ventures commitment and so remain subject to capital calls against that commitment on 10 business days' prior written notice. While no formal action has been taken to suspend the fund's activities, we believe none of the members of eLoyalty Ventures would recommend investment activity at this time. We further believe that the fund's management is not actively engaging in evaluation of investment opportunities. Accordingly, we do not expect any expenditures relating to this fund in 2002.

         Cash flows provided by financing activities decreased $48.0 million to $20.3 million for 2001 from $68.3 million in 2000. Cash from such activities decreased during 2001 primarily as a result of two financing events in 2000: the issuance of 4.5 million shares of eLoyalty's Common Stock to venture capital investors for aggregate net proceeds of $34.9 million and a $20 million cash contribution from TSC in connection with the spin-off. In 2001, we received $23.3 million ($20.0 million, net) related to the issuance of the Series B stock. Cash dividends of approximately $0.9 million are expected to be paid in July 2002 on the Series B stock. In addition, two semi-annual dividend payments of approximately $0.8 million each are expected to be paid in 2003 on the Series B stock. The amount of the dividend would be affected by any conversions of the Series B stock into common stock. We also received $8.6 million of financing through our credit line and we deposited $9.4 million into a secured bank account as a result of our Loan Agreement as discussed below. Additional cash flows from financing activities were provided by cash proceeds of $1.1 million from the exercise of employee stock options and purchases under our employee stock purchase plan. We have elected to freeze the employee stock purchase plan immediately following the next quarterly purchase at the end of the first quarter 2002.

         Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows from operations and availability under an external credit line. Our balance of cash and cash equivalents was $42.7 million as of December 29, 2001.

         We entered into a Loan Agreement with LaSalle Bank National Association (the "Bank") effective as of December 17, 2001, providing for a secured revolving line of credit in a maximum principal amount of $15 million through December 28, 2002 (the "Facility"). The Facility requires us to maintain cash and cash equivalents within a secured account at the Bank. The balance in this secured account cannot be less than the total line of credit and letter of credit obligations under the Facility. The Facility replaced our prior revolving credit facility with Bank of America, N.A. At December 29, 2001, our borrowings under the Facility equaled $8.6 million. Available credit under the Facility has been reduced by an additional $0.8 million related to letters of credit issued under the Facility for operational commitments. Loans under the Facility bear interest at the Bank's prime rate or, at our election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. Under the Facility, we agreed to pay a commitment fee of $25,000.

         At December 29, 2001 we had two customers, Telekom Austria and UnitedHealth Group, which accounted for 20% and 18% respectively of our total net accounts receivable. We have collected substantially all of these amounts. With a higher percentage of our revenues dependent on fewer customers, delayed payments by a few of our larger clients could result in additional borrowing under the Facility. We currently have future minimum rental commitments under non-cancellable operating leases of $16.6 million. These are due in the following periods: $5.9 million in 2002, $9.7 million in 2003-2005, and $1.0 million in 2006-2007. Minimum payments have not been reduced by minimum sublease rentals of $0.4 million, $0.3 million, $0.2 million and $0.2 million due in the future for years 2002, 2003, 2004, and 2005, respectively, under noncancelable subleases. Of the future minimum rental commitments, the Company has accrued as part of the severance and related costs as discussed in Note Three, $2.5 million, $1.3 million, $0.6 million, $0.5 million and $0.6 million for 2002, 2003, 2004, 2005, 2006 and thereafter, respectively. These amounts are net of estimated sublease recoveries.

         We anticipate that our current cash resources, together with other expected internal and external sources of liquidity, should be sufficient to satisfy our working capital and capital expenditure needs for the balance of the year. We also anticipate that our cash resources will be sufficient to meet our long-term needs. If, however, our operating activities or net cash needs for the year were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there could be no assurance that we would have access to additional external capital resources on acceptable terms.



RECENT ACCOUNTING PRONOUNCEMENTS


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the systematic amortization of goodwill and indefinite lived intangible assets and requires them to be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective January 1, 2002. As total goodwill at December 29, 2001 is $2.1 million, we do not expect that application of the nonamortization and impairment provisions of SFAS No. 142 will have a material impact on results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 will have a material impact on our financial position and or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

         In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This consensus is to be applied in financial reporting periods beginning after December 15, 2001. We adopted this policy in this Form 10-K and have reclassed prior period amounts in order to make the financial statements comparable. This change in presentation does not affect reported net income or loss.

FACTORS THAT MAY AFFECT FUTURE RESULTS OR MARKET PRICE OF STOCK

         Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-K include the following:

         - uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties;
         - reliance on a relatively small number of customers for a significant percentage of our revenues, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;
         - management of the risks associated with increasingly complex client projects in general as well as new services offerings, including risks relating to the variability and predictability of the number, size, scope, cost and duration of, and revenues from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;
         - management of growth, expansion into new geographic and market areas and development and introduction of new services offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;
         - challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;
         - continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including firms with both significantly greater financial and technical resources than eLoyalty and new entrants;
         - the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;
         - access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;
         - protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;
         - future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;
         - maintenance of our reputation and expansion of our name recognition in the marketplace;

         - risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;
         - the overall demand for CRM services and software and information technology consulting services generally;
         - the continued impact of the current economic slowdown, as well as other future general business, capital market and economic conditions and volatility; and
         - significant revisions to current estimates of the timing and amount of future taxable income during the carryforward period may affect the realizability of deferred tax assets.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Our international operations create special risks, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, restrictions on the movement of cash and certain technologies across national borders, tax issues resulting from multiple tax laws, compliance with a variety of other foreign national and local laws and regulations, political instability and management of a geographically dispersed organization. Our ability to deploy our resources globally while accommodating a variety of local labor and immigration laws and regulations may become more challenging as we implement our operational reorganization into global delivery groups. If not adequately addressed, these risks may adversely affect our business.

         We provide solutions to clients in a number of countries including the United States, Canada, United Kingdom, Germany, France and Australia. For the years ended December 2001 and 2000, 23% and 17%, respectively, of our revenues were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage nor is there any plan to engage in hedging foreign currency risk.

         We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is based on LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. A 1% increase in the LIBOR rate would result in additional interest expense of approximately $0.1 million based on current borrowing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ELOYALTY CORPORATION



Financial Statements:
                                                                          Page

Report of Independent Accountants                                          22
Consolidated Balance Sheets - December 29, 2001 and December 30, 2000 23 Consolidated Statements of Operations -- for each of the three years
   in the period ended December 29, 2001                                   24
Consolidated Statements of Cash Flows - for each of the three
   years in the period ended December 29, 2001                             25
Consolidated Statements of Changes in Stockholders' Equity
   (Accumulated Deficit) and Comprehensive Income (Loss) -- for
   each of the three years in the period ended December 29, 2001           26
Notes to Consolidated Financial Statements                                 28


Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts - for each of the
   three years in the period ended December 29, 2001                       48

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of eLoyalty Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in stockholders' equity (accumulated deficit) and comprehensive income (loss) present fairly, in all material respects, the financial position of eLoyalty Corporation and its subsidiaries (the "Company") at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the years ended December 29, 2001, December 30, 2000, and December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, the accompanying financial statement schedule for the years ended December 29, 2001, December 30, 2000 and December 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Chicago, Illinois
January 31, 2002, except for Note 18, as to which the date is February 28, 2002

                              ELOYALTY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                        December 29,       December 30,
                                                                                            2001               2000
                                                                                      -----------------  ---------------
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                               $      42,653     $      41,138
Restricted cash                                                                                 9,448                --
Marketable securities                                                                              --             9,902
Receivables, net                                                                               22,934            75,886
Deferred income taxes                                                                           2,451            16,301
Prepaid expenses                                                                                1,190             2,935
Refundable income taxes                                                                         6,597             4,619
Other current assets                                                                            2,300             2,915
                                                                                        -------------     -------------
         Total current assets                                                                  87,573           153,696
Equipment and leasehold improvements, net                                                      17,889            18,784
Goodwill, net                                                                                   2,135             6,990
Deferred income taxes                                                                          20,059             2,664
Long-term receivables and other                                                                   358             2,484
                                                                                        -------------     -------------
         Total assets                                                                   $     128,014     $     184,618
                                                                                        =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term debt                                                                         $       8,600     $          --
Accounts payable                                                                                2,154             6,880
Accrued compensation and related costs                                                          8,274            19,964
Deferred compensation                                                                              --             9,897
Other current liabilities                                                                       8,750             7,021
                                                                                        -------------     -------------
         Total current liabilities                                                             27,778            43,762
                                                                                        -------------     -------------

Long-term liabilities                                                                           3,390                --
Commitments and contingencies                                                                      --                --
Redeemable Series B convertible preferred stock, $0.01 par value;
   5,000,000 shares authorized and designated; 4,562,372 shares issued and outstanding with a liquidation preference of
   $23,318 at December 29, 2001                                                                19,499                --

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 35,000,000 and 10,000,000 shares
   authorized, respectively; none issued and outstanding                                           --                --
Common stock, $0.01 par value; 50,000,000 and 100,000,000 shares authorized, respectively; 5,629,218 and 49,925,702 shares
   issued and outstanding, respectively                                                            56               499
Additional paid-in capital                                                                    150,071           144,860
(Accumulated deficit) retained earnings                                                       (61,490)            2,171
Other                                                                                         (11,290)           (6,674)
                                                                                        -------------     -------------
         Total stockholders' equity                                                            77,347           140,856
                                                                                        -------------     -------------
         Total liabilities and stockholders' equity                                     $     128,014     $     184,618
                                                                                        =============     =============


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   For the years ended December
                                                                   ----------------------------
                                                                   2001        2000        1999
                                                                   ----        ----        ----

Revenues                                                        $ 146,729    $ 236,498    $ 163,180

Operating Expenses:
  Cost of services                                                113,282      150,691      103,306
  Selling, general and administrative                              58,832       73,411       39,377
  Severance and related costs                                      33,444         --           --
  Research and development                                          5,091        8,821        5,494
  Depreciation expense                                              5,683        2,372        1,502
  Goodwill amortization                                             4,808        4,972        4,996
                                                                ---------    ---------    ---------
Total operating expenses                                          221,140      240,267      154,675
                                                                ---------    ---------    ---------

Operating (loss) income                                           (74,411)      (3,769)       8,505
Other income (expense)                                              1,654        2,921         (408)
                                                                ---------    ---------    ---------
(Loss) income before income taxes                                 (72,757)        (848)       8,097
Income tax (benefit) provision                                     (9,096)        (424)       4,039
                                                                ---------    ---------    ---------
Net (loss) income                                               $ (63,661)   $    (424)   $   4,058
Dividends and accretion related to Series B preferred
  Stock                                                            (3,576)        --           --
                                                                ---------    ---------    ---------
Net (loss) income available to common stockholders              $ (67,237)   $    (424)   $   4,058
                                                                =========    =========    =========

Basic net (loss) income per common share                        $  (13.42)   $   (0.09)   $    0.98
                                                                =========    =========    =========
Diluted net (loss) income per common share                      $  (13.42)   $   (0.09)   $    0.92
                                                                =========    =========    =========

Shares used to calculate basic net (loss) income per
  share                                                             5,011        4,823        4,140
                                                                =========    =========    =========

Shares used to calculate diluted net (loss) income per
  share                                                             5,011        4,823        4,420
                                                                =========    =========    =========

Noncash compensation included in individual line items above:
Cost of services                                                $     841    $     789    $     319
Selling, general and administrative                                 2,294        1,337          251
Research and development                                               54           81           69
                                                                ---------    ---------    ---------
Total noncash compensation                                      $   3,189    $   2,207    $     639
                                                                =========    =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                For the Years ended December
                                                                                ----------------------------
                                                                                2001          2000      1999
                                                                                ----          ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $(63,661)   $   (424)   $  4,058
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation, goodwill amortization and noncash compensation              13,680       9,551       7,137
      Provision for uncollectible amounts                                        4,512       4,064       2,059
      Severance and related costs, net of cash                                  14,436          --          --
      Deferred income taxes                                                     (3,545)     (7,950)     (5,763)
      Other                                                                         --          --         463
   Changes in assets and liabilities:
      Receivables                                                               47,672     (36,932)    (21,496)
      Sales (purchases) of trading securities related to
       deferred compensation program                                             9,902      (2,727)     (2,689)
      Other current assets                                                      (4,273)     (8,407)     (1,820)
      Accounts payable                                                          (4,688)      6,281        (313)
      Accrued compensation and related costs                                   (13,318)      8,565       4,517
      Deferred compensation                                                     (9,897)      2,722       2,689
      Other current liabilities                                                 (1,621)      3,521         653
      Other assets                                                               2,125        (613)       (536)
                                                                              --------    --------    --------
         Net cash used in operating activities                                  (8,676)    (22,349)    (11,041)
                                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (8,542)    (18,633)     (2,175)
                                                                              --------    --------    --------
         Net cash used in investing activities                                  (8,542)    (18,633)     (2,175)
                                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of redeemable Series B
    convertible preferred stock, net                                            19,988          --          --
   Proceeds from revolving credit agreement                                     17,600          --          --
   Repayments on revolving credit agreement                                     (9,000)         --          --
   Required deposit on revolving credit agreement                               (9,448)         --          --
   Proceeds from stock compensation plans                                        1,130       8,552          --
   Proceeds from issuance of common stock                                           --      34,914          --
   Capital contribution from Technology Solutions Company                           --      20,000          --
   Net advances from Technology Solutions Company                                   --       4,802      21,929
                                                                              --------    --------    --------
         Net cash provided by financing activities                              20,270      68,268      21,929
                                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents                    (1,537)        390         338
                                                                              --------    --------    --------
Increase in cash and cash equivalents                                            1,515      27,676       9,051
Cash and cash equivalents, beginning of period                                  41,138      13,462       4,411
                                                                              --------    --------    --------
Cash and cash equivalents, end of period                                      $ 42,653    $ 41,138    $ 13,462
                                                                              ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                        $    293    $     --    $     --
Cash (refunded) paid for income taxes                                         $ (2,054)   $  9,865    $     --



The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (ACCUMULATED DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                        (In thousands, except share data)


                                                                                               Accumulated
                                                                        Advances                 Other
                                                                          From      Retained   Comprehen-
                                        Common Stock    Additional     Technology   Earnings     sive                      Total
                                     -----------------   Paid-in       Solutions (Accumulated   Income    Unearned     Stockholders'
                                      Shares    Amount   Capital         Company   Deficit)     (Loss)  Compensation      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1998                 --   $ --         $ --         $48,475      $ --     $ (587)      $ --           $ 47,888
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 4,058                                              4,058
Foreign currency translation                                                                     (260)                         (260)
                                                                                                                              -----
   Comprehensive income                                                                                                       3,798
Net transfers from TSC                                                    21,929                                             21,929
Issuance of
   common stock                   41,400,000    414                         (414)                                                --
Issuance of compensatory
   stock options                                             963                                            (963)                --
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1999                41,400,000    414          963          74,048        --       (847)      (963)            73,615
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                         (2,595)    2,171                                     (424)
Foreign currency translation                                                                   (1,123)                       (1,123)
                                                                                                                             ------
   Comprehensive loss                                                                                                        (1,547)
Net transfers and capital
   contribution from TSC                                                  24,802                                             24,802
Spin-off from Technology
   Solutions Company               2,529,029     25       96,230         (96,255)                                                --
Issuance of common stock
   for stock option awards
   and Employee Stock
   Purchase Plan (ESPP)            1,163,568     12        8,540                                                              8,552
Issuance of common stock
   to venture capital firms        4,539,980     45       34,869                                                             34,914
Issuance of compensatory
   stock options                                             524                                            (524)                --
Issuance of restricted common
   stock pursuant to cancellation
   of certain stock options          293,125      3        3,734                                          (3,737)                --
Amortization of unearned
   compensation                                                                                              520                520
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 30, 2000              49,925,702   $499     $144,860          $   --    $2,171    $(1,970)   $(4,704)          $140,856
-----------------------------------------------------------------------------------------------------------------------------------

                              ELOYALTY CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
    EQUITY (ACCUMULATED DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
                        (In thousands, except share data)




                                                                                               Accumulated
                                                                        Advances                 Other
                                                                          From      Retained   Comprehen-
                                        Common Stock    Additional     Technology   Earnings     sive                      Total
                                     -----------------   Paid-in       Solutions (Accumulated   Income    Unearned     Stockholders'
                                      Shares    Amount   Capital         Company   Deficit)     (Loss)  Compensation      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 30, 2000                49,925,702   $499     $144,860           $  --   $ 2,171    $(1,970)   $(4,704)          $140,856
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                           (63,661)                                 (63,661)
Foreign currency translation                                                                   (2,571)                       (2,571)
                                                                                                                             ------
   Comprehensive loss                                                                                                       (66,232)
Issuance of common stock
   for stock option awards
   and ESPP                          638,785      6        1,124                                                              1,130
Issuance of restricted and
   installment common stock
   pursuant to cancellation
   of certain stock options
   through an exchange             4,831,656     48        2,932                                          (2,980)                --
Issuance of restricted
   common stock                    1,315,000     13        2,257                                          (2,270)                --
Amortization/forfeitures of
   unearned compensation            (414,829)    (4)      (2,047)                                          3,205              1,154
Accretion of preferred
stock issuance costs                                      (3,281)                                                            (3,281)
Preferred stock beneficial
   conversion feature                                      4,015                                                              4,015
Accretion of beneficial
conversion feature                                          (245)                                                              (245)
Preferred stock dividend                                     (50)                                                               (50)
Reverse 1:10 stock split         (50,667,096)  (506)         506                                                                 --
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 29, 2001                 5,629,218    $56     $150,071           $  --  $(61,490)   $(4,541)   $(6,749)          $ 77,347
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

NOTE ONE--DESCRIPTION OF BUSINESS

         eLoyalty is a global management consulting and systems integration organization focused exclusively on building customer loyalty solutions for our clients. eLoyalty offers a broad range of Customer Relationship Management ("CRM") related services including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems.

         eLoyalty was spun off from Technology Solutions Company ("TSC") into a separate, publicly traded company on February 15, 2000 (the "spin-off"). The spin-off, which was approved by the TSC Board of Directors on February 9, 2000, was accomplished by distributing to TSC stockholders, as a dividend, all of the outstanding common stock of eLoyalty owned by TSC. In the spin-off, TSC stockholders received one share of eLoyalty common stock, par value $0.01 per share, for every one share of TSC common stock they owned of record as of February 9, 2000.

NOTE TWO--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation--The financial statements for periods subsequent to the spin-off reflect eLoyalty's results of operations and financial position as it operates as a separate, publicly traded company. The consolidated financial statements for periods prior to the spin-off reflect eLoyalty's results of operations and financial position as it operated within TSC, and have been prepared using the historical basis in the assets, liabilities and results of operations.

         The consolidated statements of operations for the periods prior to February 15, 2000 reflect all of the related costs of doing business including an allocation of certain general corporate expenses of TSC not directly related to eLoyalty's operations, including legal, information systems, finance, insurance, human resources, benefits administration, stockholders' services and corporate management services. These costs were allocated to eLoyalty primarily on a proportional cost allocation method based on revenues and headcount. Management believes these allocations were made on a reasonable basis.

         The financial information for periods prior to February 15, 2000 may not necessarily reflect what the financial position and results of operations of eLoyalty would have been had eLoyalty operated as a separate, stand-alone publicly traded entity during such periods.

         Change in Fiscal Year-End--In connection with implementing new business systems and processes in December 2000, eLoyalty changed from a calendar year-end to a fiscal year ending with the Saturday closest to the end of December. The fiscal year-end for 2001 is December 29 while the fiscal year-end for 2000 is December 30 . Also, on November 22, 1998, TSC's Board of Directors voted to change the fiscal year of TSC from a fiscal year ending on May 31 to a calendar year ending on December 31 in each year.

         Consolidation--The consolidated financial statements include the accounts of eLoyalty and all of its subsidiaries. All significant intercompany transactions have been eliminated.

         Revenue Recognition--eLoyalty derives substantially all of its revenues from professional services. eLoyalty provides professional services primarily on a time and materials basis. Although eLoyalty occasionally performs projects on a fixed fee basis, the total portion of revenues derived from fixed fee engagements is not significant. eLoyalty recognizes revenues on the percentage of completion method as services are performed, based on hourly billing rates. Percentage of completion estimates are based on the ratio of actual hours incurred to total estimated hours. From time to time, eLoyalty uses subcontractors to supplement its resources in client engagements. Revenues generated through subcontractors are recognized as the service is performed, and the related subcontractor costs are included in cost of services as incurred. Revenue reflects adoption of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) D-103 requiring billable expenses to be reported as revenue. All periods presented have been revised to

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


reflect this change. Losses on engagements, if any, are recognized when determined. eLoyalty also derives revenues from in-house developed software and in certain circumstances resale of third party software. Software license fee revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. Fees from licenses sold together with consulting services are recognized upon delivery, provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. In those instances when it is determined that the payment of the license fee is dependent upon the performance of consulting services, both the license and consulting fees are recognized under the percentage of completion method of contract accounting. Revenues from post-contract Loyalty Support(TM) are recognized ratably over the term of the maintenance contract on a straight-line basis. Revenues from purpose-built hosted solutions and e-PROFILE(TM) are recognized ratably over the contract term.

         Reclassifications--The accompanying consolidated financial statements reflect reclassifications of billable expenses as part of FASB Emerging Issues Task Force (EITF) D-103 requiring billable expenses to be reported as revenue. It also reflects the reclassification of certain other costs of engageable project personnel from Selling, General and Administrative to Cost of Services. All periods presented have been revised to reflect these changes. These reclassifications had no impact on net income (loss) or shareholders' equity.

         Cost of Services--Cost of Services consist primarily of salaries, incentive compensation, billable and non-billable expenses, employee benefits for eLoyalty personnel available for client assignments, and fees paid to subcontractors for work performed on client projects.

         Cash and Cash Equivalents--eLoyalty considers all highly liquid investments readily convertible into known amounts of cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

         Restricted Cash--Restricted cash principally represents cash as security for eLoyalty's line of credit and letters of credit.

         Marketable Securities--eLoyalty's marketable securities consist of investments related to eLoyalty's executive deferred compensation plan (see Note
Ten) and are classified as trading securities, with unrealized gains and losses included in eLoyalty's statements of operations. Realized gains or losses are determined based on the specific identification method. eLoyalty recognized a net loss of $5 and $89 for the year ended December 29, 2001 and December 30, 2000, respectively, and a net gain of $730, for the year ended December 31, 1999. Since trading securities relate to eLoyalty's executive deferred compensation plan, a corresponding adjustment is included in the statements of operations to recognize eLoyalty's increased/decreased liability for the deferred compensation plan. The executive deferred compensation plan was terminated effective July 15, 2001 (see Note Ten).

         Equipment and Leasehold Improvements--Computers, software, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. Useful lives generally are five years or less. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is periodically reviewed to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value.

         eLoyalty accounts for software developed for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, costs incurred that relate to the planning and post-implementation phases of development are expensed. Costs incurred to develop internal use software are capitalized and amortized over the asset's estimated useful life, generally three to five years.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


         Goodwill--Goodwill is amortized on a straight-line basis, generally over a five-year period. Accumulated amortization of goodwill as of December 29, 2001 and December 30, 2000 was $20,043 and $16,477, respectively. The carrying value of goodwill is periodically reviewed to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized effective January 2002. In association with this, the net book value of this asset will be periodically reviewed to assess recoverability based on future discounted cash flows. At December 29, 2001, unamortized goodwill aggregated $2.1 million.

         Research and Development Costs--Research and development costs are expensed as incurred. Research and development expenses relate primarily to the dedicated research and development facility maintained by eLoyalty, and consist primarily of salaries, incentive compensation and employee benefits costs for dedicated personnel, occupancy costs, staff recruiting costs, administrative costs, travel expenses and depreciation.

         Software Development Costs--eLoyalty capitalizes software development costs for software to be sold to third parties once technological feasibility is established and prior to general release. Amortization is computed as the greater of the amount computed using the (a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product. There are no capitalized software development costs included on eLoyalty's balance sheets as of December 29, 2001 or December 30, 2000.

         Stockholders' Equity--Stockholders' equity includes common stock issued, additional paid-in capital, retained earnings (deficit), accumulated other comprehensive income (loss) related to foreign currency translation and unearned compensation related to stock-based compensation. Net transfers from TSC represent transfers to eLoyalty primarily for operations and working capital requirements, offset by cash collected by TSC for the periods prior to the spin-off. In connection with the spin-off, net transfers from TSC were recorded as common stock and additional paid-in capital (see Note Four). Following the spin-off, eLoyalty no longer received operational funding from TSC and no longer participated in the TSC cash management program. The 4.6 million shares issued of redeemable 7% Series B Convertible Preferred Stock is not classified as permanent equity in the accompanying balance sheets as the preferred stockholders' have the ability to trigger a redemption that is considered outside eLoyalty's control.

         Earnings (Loss) Per Common Share--eLoyalty calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share have been computed by dividing the net earnings for each period presented by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing the net earnings by the weighted average shares outstanding plus the dilutive effect of common stock equivalents using the "treasury stock" method. In periods in which there was a loss, the dilutive effect of common stock equivalents was not included in the dilutive earnings per share calculation as they were antidilutive.

         Foreign Currency Translation--The functional currencies for eLoyalty's foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to US dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders' equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

         Fair Value of Financial Instruments--The carrying values of current assets and liabilities approximated their fair values as of December 29, 2001 and December 30, 2000.

         Concentration of Credit Risk--Financial instruments that potentially subject eLoyalty to a concentration of credit risk consists of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the US and are denominated in US dollars. For the year

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


ended December 29, 2001, eLoyalty had two clients, each accounting for 13% of eLoyalty's total revenue: Agilent Technologies and UnitedHealth Group. In June 2001, Agilent Technologies notified eLoyalty of the cancellation of the project on which eLoyalty and other third parties were engaged. Agilent Technologies also accounted for 15% of revenues for the year ended December 30, 2000. No client accounted for 10% or more of revenues during the year ended December 31, 1999. At December 29, 2001, we had two customers, Telekom Austria and UnitedHealth Group, which accounted for 20% and 18% respectively of our total net accounts receivable. We have collected substantially all of these amounts.

         Stock-Based Compensation--eLoyalty accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation costs for employee stock options are measured as the excess, if any, of the fair value of common stock at the date of grant over the amount an employee must pay to acquire the stock, providing that all other requirements for fixed plan accounting are satisfied. In the event stock options are granted at a price lower than the fair value on the date of grant, the difference is recorded as unearned compensation. Cancelled and reissued stock options are accounted for under variable plan accounting with the related unearned compensation subject to adjustment in future periods based on the fluctuations of the fair value of the common stock. Unearned compensation is amortized over the vesting period of the related stock option or right. The unearned compensation recorded at December 29, 2001, December 30, 2000 and December 31, 1999 relates solely to eLoyalty stock-based awards.

         Income Taxes--eLoyalty uses an asset and liability approach, as required under SFAS No. 109, to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities and for tax loss carryforwards. eLoyalty does not provide US deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested. Prior to the spin-off, eLoyalty's results have been included in TSC's consolidated federal and state income tax returns. The income tax provision for such periods is calculated, and deferred tax assets and liabilities are recorded, as if eLoyalty had operated as an independent entity.

         Use of Estimates--The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

         New Accounting Standards--In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the systematic amortization of goodwill and indefinite lived intangible assets and requires them to be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. eLoyalty adopted SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective January 1, 2002. As total goodwill at December 29, 2001 is $2.1 million, we do not expect that application of the nonamortization and impairment provisions of SFAS No. 142 will have a material impact on results of operations, cash flows or financial position.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. eLoyalty does not expect the adoption of SFAS No. 143 will have a material impact on eLoyalty's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. eLoyalty does not expect the adoption of SFAS No. 144 to have a material impact on eLoyalty's financial position or results of operations.

         In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This consensus is to be applied in financial reporting periods beginning after December 15, 2001. We adopted this policy in this Form 10-K and have reclassed prior period amounts in order to make the financial statements comparable. This change in presentation does not affect reported net income or loss.

NOTE THREE--SEVERANCE AND RELATED COSTS

         During 2001, eLoyalty recognized pre-tax charges of $11.4 million, $10.7 million, $7.1 million, and $4.2 million in first quarter, second quarter, third quarter, and fourth quarter, respectively. This aggregate $33.4 million charge for 2001 was the result of cost reduction actions taken throughout the year. These charges relate to employee severance payments and related costs for the elimination of approximately 475 positions, in both the North American and International segment, and related office closures. Severance costs include contractual salary and related fringe benefits over the severance payment period, forgiveness of employee loans and outplacement costs. Facility costs primarily include expected losses on contractual lease commitments, net of estimated sublease recoveries, and write down of leasehold improvements. Other costs include laptop and other computer lease termination costs, legal expenses and the write down of deposits related to outside services, which have been terminated.

         During the twelve months ended December 29, 2001, eLoyalty made cash payments of $19.0 million. Annual savings resulting from these actions are expected to be about $65 million and will substantially be realized in 2002. A portion of these savings were recognized in 2001. eLoyalty expects substantially all severance and related costs to be paid out by the end of 2002 pursuant to agreements entered into with affected employees, facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007 and other costs to be paid pursuant to contractual commitments through 2003.

         The severance and related costs and their utilization as of and for the year ended December 29, 2001 are as follows:

                                                                                                  Reserve
                                                                                   Utilized       Balance
                                                                        2001        through      December 29,
                                                                       Charges     12/29/01           2001
--------------------------------------------------------------------------------------------------------------
Employee severance                                                    $  20,218   $   18,617     $   1,601
Facilities                                                                8,076        3,935         4,141
Other                                                                     5,150        2,976         2,174
--------------------------------------------------------------------------------------------------------------
Total                                                                 $  33,444   $   25,528     $   7,916
--------------------------------------------------------------------------------------------------------------


          Of the $7,916 that remains reserved as of December 29, 2001, $3,390 related to future lease payments net of estimated sublease recoveries is reflected in Long Term Liabilities, $1,601 related to severance payments is reflected in Accrued Compensation and the balance of $2,925 is reflected in Other Current Liabilities.

          In addition eLoyalty expects an estimated $1 million to $2 million pre-tax charge to be taken in the first quarter of 2002, relating primarily to severance benefits associated with further anticipated reductions in headcount. These additional severance benefits are expected to be substantially paid out by the end of 2002.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


NOTE FOUR--ELOYALTY SPIN-OFF FROM TECHNOLOGY SOLUTIONS COMPANY

         eLoyalty was spun off from TSC into a separate, publicly traded company on February 15, 2000. In connection with the spin-off, TSC's net advances to eLoyalty were recorded as common stock and additional paid-in capital. The net assets distributed to eLoyalty were as follows:

                                                              February 15, 2000
-------------------------------------------------------------------------------
Cash                                                                 $ 30,794
Receivables, net                                                       50,056
Other current assets                                                   23,603
Goodwill                                                               11,342
Other long-term assets                                                  7,379
Accounts payable                                                        1,238
Other current liabilities                                              26,784

NOTE FIVE--RELATED PARTY TRANSACTIONS

         Pursuant to the spin-off, on February 15, 2000, eLoyalty entered into contractual arrangements with TSC whereby TSC provided eLoyalty with certain administrative support through 2000. The total charges from TSC for the years ended December 30, 2000 and December 31, 1999 were $5,036, and $14,173, respectively.

         eLoyalty periodically provides employee loans as part of employment agreements. These loans have interest rates ranging from 2.5% to 6.6%. The loans are generally forgiven over one to three years at various rates, depending on the value of the loan and the terms of the employment agreement, based on continued employment with eLoyalty. The unforgiven loan balances and related accrued interest are due and payable in full if an employee terminates employment before the end of the loan term. The total value of outstanding employee loans, including certain loans to officers, was $1.1 million and $3.4 million, respectively, as of December 29, 2001 and December 30, 2000.

NOTE SIX--RECEIVABLES, NET

Receivables consist of the following:

                                                                          As of December
                                                                     2001           2000
-----------------------------------------------------------------------------------------
Amounts billed to clients                                       $  25,210      $  62,501
Unbilled revenues                                                     124         14,990
----------------------------------------------------------------------------------------
                                                                   25,334         77,491
Reserve for uncollectible amounts                                  (2,400)        (1,605)
----------------------------------------------------------------------------------------
Receivables, net                                                  $22,934        $75,886
----------------------------------------------------------------------------------------

         Amounts billed to clients represent professional fees and reimbursable project-related expenses. Unbilled revenues represent professional fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. A substantial portion of unbilled revenues at the end of any period are billed in the following period. Unbilled revenues at December 29, 2001 and December 30, 2000 consist of amounts due from customers to be collected within one year of the balance sheet date.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


NOTE SEVEN--EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

                                                                      As of December
                                                                  ----------------------
                                                                   2001            2000
----------------------------------------------------------------------------------------
Computers and software                                            $21,195        $15,840
Furniture and equipment                                             4,117          4,750
Leasehold improvements                                              1,486          3,338
----------------------------------------------------------------------------------------
                                                                   26,798         23,928
Accumulated depreciation and amortization                          (8,909)        (5,144)
----------------------------------------------------------------------------------------
Equipment and leasehold improvements, net                         $17,889        $18,784
----------------------------------------------------------------------------------------

         Depreciation expense was $5,683, $2,372, and $1,502 for the years ended December 29, 2001, December 30, 2000 and December 31, 1999, respectively.

NOTE EIGHT--INCOME TAXES

The income tax (benefit) provision consists of the following:

                                                                             For the Years Ended
                                                              ------------------------------------------------
                                                              December 29,      December 30,      December 31,
                                                                  2001             2000               1999
--------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                   $  (5,465)        $ 6,950            $  4,546
    State                                                          (208)            859               1,059
    Foreign                                                         122            (712)              1,876
--------------------------------------------------------------------------------------------------------------
       Total current                                             (5,551)          7,097               7,481
--------------------------------------------------------------------------------------------------------------
Deferred:
    Federal                                                     (12,709)         (1,923)             (2,008)
    State                                                        (1,633)            204                (478)
    Foreign                                                      10,797          (5,802)               (956)
--------------------------------------------------------------------------------------------------------------
       Total deferred                                            (3,545)         (7,521)             (3,442)
--------------------------------------------------------------------------------------------------------------
Income tax (benefit) provision                                $  (9,096)         $ (424)            $ 4,039
--------------------------------------------------------------------------------------------------------------

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)



Total income tax (benefit) provision differed from the amount computed by applying the federal statutory income tax rate due to the following:

                                                                               For the Years Ended
                                                                -----------------------------------------------
                                                                December 29,    December 30,       December 31,
                                                                   2001             2000               1999
---------------------------------------------------------------------------------------------------------------
Federal tax provision
    (benefit), at statutory rate                                 $(25,465)           $(297)             $2,834
State tax provision (benefit),
    net of federal benefit                                         (2,510)             539                 405
Effect of foreign tax rate
    differences                                                        96           (1,205)                406
Nondeductible expenses                                                202              208                 134
Nondeductible goodwill                                                263              235                 279
Other                                                               1,527               96                 (19)
Non US rate changes                                                 1,290               --                  --
Non US NOL Adjustments                                              1,421               --                  --
Non US deferred valuation allowance                                14,080               --                  --
--------------------------------------------------------------------------------------------------------------
Income tax (benefit) provision                                $    (9,096)           $(424)             $4,039
--------------------------------------------------------------------------------------------------------------

Deferred tax assets and liabilities were comprised of the following:

                                                                     As of December
                                                                   -------------------
                                                                   2001         2000
--------------------------------------------------------------------------------------
Deferred tax assets:
   Deferred compensation and bonuses                         $       --        $ 3,753
   Equity losses of unconsolidated investee                         400            341
   Receivable allowances                                            672            448
   Other accruals                                                 1,460          2,061
   Net operating loss carryforwards                              29,787         10,798
   Depreciation and amortization                                  1,364          2,680
   Non-deductible reserves                                        2,468             --
   Tax credit carry forwards                                        520             --
   Non US deferred valuation allowance                          (14,080)            --
--------------------------------------------------------------------------------------
     Total deferred tax assets                                   22,591         20,081
--------------------------------------------------------------------------------------
Deferred tax liabilities:
   Prepaid expenses                                                 (81)        (1,116)
--------------------------------------------------------------------------------------
   Total deferred tax liabilities                                   (81)        (1,116)
--------------------------------------------------------------------------------------
Net deferred tax asset                                       $   22,510        $18,965
--------------------------------------------------------------------------------------

         We have recorded a deferred tax asset of $22,510 reflecting primarily the benefit of US loss carryforwards, which expire in periods through 2021. Realization is dependent on generating sufficient taxable income in the US prior to expiration of these loss carryforwards. Although realization is not assured, we believe that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised.

         During the second quarter of 2001, we established a valuation allowance against the benefit of certain international operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability. As of December 29, 2001, we had a valuation allowance of $14,080 relating to these international operating unit tax losses.

         Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty, TSC will generally be liable to eLoyalty for any income tax benefits realized by TSC related to the exercise of eLoyalty stock options by TSC employees (see Note Thirteen). With respect to the realizability of these tax benefits, if any, eLoyalty is dependent on TSC's ability to realize the benefits, and accordingly, eLoyalty does not recognize these benefits until realized by TSC.

         Income (loss) before income taxes consisted of the following:

                                                                               For the Years Ended
                                                             -----------------------------------------------------
                                                               December 29,       December 30,      December 31,
                                                                    2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
United States                                                     $(50,203)        $18,602           $7,447
Foreign                                                            (22,554)        (19,450)             650
-------------------------------------------------------------------------------------------------------------------
Total                                                             $(72,757)         $ (848)          $8,097
-------------------------------------------------------------------------------------------------------------------

         eLoyalty's ability to utilize its net operating loss (NOL) carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code if eLoyalty were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of eLoyalty's common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of eLoyalty's stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

NOTE NINE--LINE OF CREDIT

         eLoyalty entered into a Loan Agreement with LaSalle Bank National Association (the "Bank") effective as of December 17, 2001, providing for a secured revolving line of credit in a maximum principal amount of $15 million through December 28, 2002 (the "Facility"). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit and all outstanding letter of credit obligations under the Facility. The Facility replaced eLoyalty's prior revolving credit facility with the Bank of America, N.A. eLoyalty's borrowings under the Facility aggregated $8,600 at December 29, 2001. Available credit under the Facility has been reduced by an additional $848 related to letters of credit issued under the Facility for operational commitments. Loans under the Facility bear interest at the Bank's prime rate or, at eLoyalty's election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. The effective annual interest rate at December 29, 2001 was 2.67% under the Facility.

NOTE TEN--EXECUTIVE DEFERRED COMPENSATION PLAN

         We terminated our Executive Deferred Compensation Plan effective July 15, 2001, and provided for all participant account balances to be distributed in a lump sum following the termination effective date. We also terminated an associated Executive Benefit Trust, effective on completion of distributions from the plan. This nonqualified deferred

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


compensation plan allowed eligible participants (employees at or above the level of Vice President) to defer receipt of a portion of their cash compensation. All distributions from this plan were completed before September 29, 2001. Investments purchased by eLoyalty with the deferred compensation funds and the corresponding obligations to participants, including investment earnings thereon, are reflected as assets and liabilities, respectively, on our balance sheet as of December 30, 2000 under the captions "Marketable Securities" and "Deferred Compensation". Prior to the spin-off from TSC, eLoyalty executives participated in the TSC non-qualified executive deferred compensation plan.

NOTE ELEVEN--EMPLOYEE BENEFIT PLANS

         eLoyalty Corporation 401(k) Plan--eLoyalty employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the "401(k) Plan") on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 15% of their annual compensation, subject to Internal Revenue Service statutory limits. Company contributions are made annually to the 401(k) Plan at the discretion of the Board of Directors. Company contributions were made annually for 2001 and prior years. Effective in 2002, the matching contribution will no longer be discretionary. Instead, the Board of Directors approved a non-discretionary matching contribution at the rate of 50% of the first 6% of eligible compensation contributed to the 401(k) Plan with a maximum match of 3% of eligible earnings. Prior to the spin-off from TSC, eLoyalty employees participated in the TSC 401(k) Plan. eLoyalty recognized expenses related to these 401(k) plans of $540, $1,697 and $1,131 for the years ended December 29, 2001, December 30, 2000 and December 31, 1999, respectively.

         eLoyalty Employee Stock Purchase Plan--eLoyalty employees are eligible to participate in the eLoyalty employee stock purchase plan (the "Stock Purchase Plan") after meeting certain minimum eligibility service requirements. The Stock Purchase Plan qualifies under section 423 of the Internal Revenue Code ("IRC") and is administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 125,000 shares of eLoyalty's common stock. Shares are purchased by the plan for the benefit of the participants at the end of each three-month purchase period. The Stock Purchase Plan purchased 55,800 shares of eLoyalty common stock for the year ended December 29, 2001. The Company has elected to freeze the Stock Purchase Plan immediately following the next quarterly purchase at the end of the first quarter 2002, previously due to low employee participation. eLoyalty retains the ability to reactivate this plan in the future.

NOTE TWELVE--REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CAPITAL STOCK

         On December 18, 2001, eLoyalty's stockholders approved, at a special meeting (i) the issuance and sale of shares of redeemable 7% Series B Convertible Preferred Stock (the "Series B stock") in a private placement financing; (ii) an increase in the number of authorized shares of eLoyalty's Common Stock and preferred stock in connection with the private placement and rights offering described below; and (iii) a one-for-ten reverse split of eLoyalty's outstanding Common Stock and a corresponding reduction in the number of authorized shares of common stock described below.

         The private placement involved the sale of approximately 3.2 million shares of Series B stock to various funds managed by Technology Crossover Ventures ("TCV") and Sutter Hill Ventures ("Sutter Hill"), for gross proceeds of approximately $16,000. The purchase price per share of Series B stock was $5.10 (after giving effect to the one-for-ten reverse stock split, which was effected immediately prior to the closing of the transaction). The private placement was completed on December 19, 2001, concurrently with the rights offering described below.

         In connection with the private placement, eLoyalty conducted a rights offering in which existing common stockholders on the record date for the rights offering, October 8, 2001, were offered the right to purchase Series B stock at the same price as the investors in the private placement. Pursuant to the rights offering, on December 19, 2001, eLoyalty sold approximately 1.4 million shares of Series B stock for gross proceeds of approximately $7,300.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


         At the time of issuance of the Series B stock, a beneficial conversion adjustment was calculated (since the fair market value of a share of common stock at the time exceeded the purchase price of a share of Series B stock) aggregating $4.0 million. The Series B stock was recorded at the date of issuance net of issuance costs and the beneficial conversion adjustment. The discount attributable to the issuance costs was fully accreted on the date of issuance by charging additional paid-in capital and increasing the recorded amount of Series B stock. The Series B stock will be accreted to its full redemption value of $23,300 on a straight line basis from the date of issuance to June 19, 2002 by charging additional paid-in capital of $669 per month and increasing the recorded amount of Series B stock by a like amount.

         The Series B stock accrues dividends at a rate of 7% per annum, is entitled to a preference upon liquidation and is convertible on a one for one basis into shares of our common stock beginning on June 19, 2002, subject to adjustment for stock splits, stock dividends and similar actions. The Series B stock generally votes on a one for one basis with the common stockholders, subject to adjustment for certain actions and specified matters as to which the Series B stock is entitled to a separate class vote.

         On December 19, 2001, prior to the closing of the private placement and rights offering, eLoyalty amended its Certificate of Incorporation to increase the authorized number of shares of its common stock from 100 million shares to 500 million shares (which was subsequently reduced to 50 million shares in connection with the reverse stock split) and in the authorized number of shares of its preferred stock from 10 million shares to 40 million shares. In connection with this, eLoyalty increased the number of authorized shares of Series A junior participating preferred stock designated in connection with its Rights Plan (described below) from 1 million to 5 million shares, which are included in the 40 million shares of preferred stock described above.

         Also on December 19, 2001, immediately prior to the closing of the private placement and rights offering but after the increase in authorized share capital described above, eLoyalty effected a one-for-ten reverse split of its issued and outstanding common stock, with a corresponding reduction in the number of authorized shares of common stock. eLoyalty effected the reverse stock split (1) to reduce the number of its shares outstanding after the private placement and the rights offering to allow it to rationalize its resulting equity capital structure, (2) to enhance the acceptability and marketability of its common stock to the financial community and the investing public, and (3) to attempt to increase the per share market price of its common stock above Nasdaq's $1.00 minimum bid requirement.

         eLoyalty was spun off from TSC into a separate, publicly traded company on February 15, 2000. In connection with establishing eLoyalty as a separate entity, 100 million shares (pre-split) of common stock, $0.01 par value, were authorized, of which 43,929,029 common stock shares (pre-split) were issued.

         Pursuant to the spin-off, eLoyalty received $8,400 from the sale of 2.5 million shares (pre-split) of common stock to TCV and Sutter Hill. On May 26, 2000, eLoyalty also closed its common stock purchase agreement with TCV entities and issued 2 million shares (pre-split) of common stock at $13.50 per share, the closing market price on April 18, 2000, the signing date of the initial letter of intent, for proceeds of $26,500, net of issuance costs.

         On March 17, 2000, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is intended to assure fair and equal treatment for all of eLoyalty's stockholders in the event of a hostile takeover attempt.

         Under the terms of the Rights Plan, after giving effect to the reverse stock split described above, each share of eLoyalty's common stock has associated with it ten rights ("Rights"). Each Right entitles the registered holder to purchase from eLoyalty one one-hundredth of a share of Series A junior participating preferred stock, without par value, at an exercise price of $160 (subject to adjustment). The Rights become exercisable under certain circumstances: 10 days after the first public announcement that any person (an "acquiring person") has acquired 15% or more of eLoyalty's common stock or the announcement that any person has commenced a tender offer for 15% or more of eLoyalty's common stock. On September 24, 2001, eLoyalty amended the Rights Plan in connection with the private placement

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


described above. The amendment provides, among other things, that (i) TCV and certain related parties shall not become an "acquiring person" for purposes of the Rights Plan so long as they do not own more than 35% of eLoyalty's outstanding common stock (determined after giving effect to the conversion of the new Series B stock), and (ii) Sutter Hill and certain related parties shall not become an "acquiring person" for purposes of the Rights Plan so long as they do not own more than 20% of eLoyalty's outstanding common stock (determined after giving effect to the conversion of the new Series B preferred stock).

         In general, eLoyalty may redeem the Rights in whole, but not in part, at a price of $0.01 per Right at any time until 10 days after any person has acquired 15% or more of eLoyalty's common stock. The Rights will expire on March 17, 2010, unless earlier redeemed by eLoyalty or exchanged for other shares of eLoyalty's common stock.

         Under specified conditions, each Right will entitle the holder to purchase eLoyalty's common stock (or if eLoyalty is acquired in a merger or other business combination, common stock of the acquiror) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by eLoyalty's Board of Directors.

NOTE THIRTEEN--STOCK INCENTIVE PLANS

         eLoyalty maintains two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the "1999 Plan") and the eLoyalty Corporation 2000 Stock Incentive Plan (the "2000 Plan"). All share amounts in this Note Thirteen are presented after giving effect to the one-for-ten reverse stock split described in Note Twelve, unless indicated otherwise.

         Under the 1999 Plan, awards of stock options, stock appreciation rights, bonus and restricted stock and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Stock option awards may be in the form of incentive or non-statutory options, provided that incentive stock options may only be granted to officers and employees of eLoyalty. All awards made under the 1999 Plan to date have been in the form of non-statutory stock options, restricted stock or bonus (installment) stock. An aggregate of 534,000 shares of eLoyalty common stock was initially reserved for issuance under the 1999 Plan for all awards other than those issued in connection with the spin-off as discussed below. On the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding as of the time of the increase. In addition, 738,756 shares were reserved for issuance under the 1999 Plan in connection with the spin-off in substitution of previously granted options to purchase shares of TSC common stock. These substitute options are not subject to the limit on shares reserved set forth above.

         On May 12, 2000, the Board of Directors approved the eLoyalty Corporation 2000 Stock Incentive Plan. Under the original terms of the 2000 Plan, non-statutory stock option awards may be granted to officers, employees and certain consultants and independent contractors of eLoyalty and its subsidiaries. The 2000 Plan was amended in September 2001 to expand the form of awards permitted under the plan to include installment and restricted stock. Awards of non-statutory stock options, restricted stock and installment stock (in the form of installment stock grants) have been made under the 2000 Plan. An aggregate of 280,000 shares of eLoyalty common stock has been reserved for issuance under the 2000 Plan.

         If options or shares awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation then those options or shares will again become available for issuance under the plans. As of December 29, 2001, there were a total of 589,466 shares available for future grants under the 1999 and 2000 Plans.

         Stock options granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty's Board of Directors or another duly constituted committee of the Board to the extent authorized

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


by such plans and the Board (the "Compensation Committee"). Most employees are eligible to receive a grant of non-statutory stock options periodically with the number of shares generally determined by the employee's position grade, performance level and the size of the award pool as determined by the Compensation Committee. In addition, full-time employees normally receive a grant of non-statutory stock options upon hire. Stock options are generally granted with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. Although the Compensation Committee has the authority to set other terms, the options generally become exercisable over a period of four years. The initial vesting may occur after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award may vest in equal monthly increments over the four-year period.

         The 1999 Plan was amended in December 2000 to increase the number of option shares automatically awarded to non-employee directors. The 1999 Plan, as amended, provides that each non-employee director will receive a non-statutory stock option to purchase 5,000 shares of eLoyalty common stock when he or she commences service as a director. In addition, on the day following the date of each annual shareholders' meeting, each non-employee director will receive a non-statutory stock option to purchase 1,200 shares of eLoyalty common stock. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date and a maximum term of 10 years. Stock options granted to non-employee directors upon commencement of services vest ratably over a period of 48 months. Stock options granted to non-employee directors following an annual shareholders' meeting vest ratably over a period of 12 months.

         At the time of the spin-off, each outstanding option to purchase TSC common stock held by a person who was an employee or director of eLoyalty immediately after the spin-off (and who was not also a director of TSC) was converted into a substitute option to purchase eLoyalty common stock. Furthermore, each outstanding TSC option granted before June 22, 1999 to a person who was an employee or director of TSC after the spin-off, or who was neither an employee or director of eLoyalty or TSC after the spin-off, was converted into both an adjusted TSC option and a substitute eLoyalty option. The conversion of the options was done in a manner such that (1) the aggregate intrinsic value of the options immediately before and after the exchange were the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and option period of the replacement options are the same as the original vesting terms and option period. Each substitute option takes into account all employment with both TSC and eLoyalty for purposes of determining when the option becomes exercisable and when it terminates. All other terms of the substitute option are the same as the terms of the TSC option to which it relates. Of the 738,756 shares subject to replacement options issued in connection with the spin-off, 355,782 shares were subject to replacement options issued to persons who were employees or directors of eLoyalty immediately after the spin-off.

         Under the 1999 Plan, eLoyalty granted 119,500, net of cancellations (and excluding shares issued in exchange for stock options as discussed below), and 29,312 shares of restricted common stock to certain executives during the year ending December 29, 2001 and December 30, 2000, respectively. During the restricted period, the holders of such shares have the same rights as common stockholders of eLoyalty, except that the shares may not be sold, assigned, pledged or otherwise encumbered. Restrictions on shares granted in the second quarter of 2001 lapse in equal monthly installments over a period of 48 months beginning on (i) May 1, 2001 with respect to 83,500 shares, and (ii) May 1, 2003 with respect to 31,000 shares. Restrictions on 5,000 shares granted in 2001 and 22,901 shares, net of cancellations, granted in 2000 lapse ratably over a period of 60 months beginning July 1, 2001 and August 1, 2000, respectively. As of December 29, 2001, a total of 120,663 restricted common stock shares (excluding shares issued in exchange for stock options) continued to be subject to restrictions.

         On November 9, 2001, eLoyalty authorized the exchange of certain outstanding non-statutory stock options issued under the 1999 Plan and 2000 Plan, having an exercise price above $30 per share on a post-split basis and an original term of no more than ten years, for awards of restricted and installment common stock. Restricted Stock awards are shares of eLoyalty common stock granted to an individual. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


otherwise transfer any interest in the stock. Installment Stock awards are grants to an individual of a contractual right to receive future grants of eLoyalty common stock in specified amounts on specified dates, subject to the individual remaining an eLoyalty employee on the date of the subject grant. With respect to the installment stock awards made in connection with the exchange offer, the grant dates are contemporaneous with the vesting dates for the restricted stock granted in the exchange offer. In the exchange offer, eligible US employees received one share of restricted stock for each share underlying options tendered, with restrictions lapsing on such restricted shares in 20 equal quarterly installments beginning on February 28, 2002. Eligible non-US employees received an installment stock award that provides for the issuance of one share of common stock for each share underlying options tendered with the issuance of such shares being made in 20 equal quarterly installments beginning February 28, 2002. As a result of the exchange, which was voluntary, eLoyalty accepted the tender of options to purchase approximately 573,097 shares of its common stock, issued approximately 483,165 shares of restricted common stock to its eligible US employees, and reserved for issuance to eligible non-US employees approximately 89,932 shares of its common stock. Upon the exchange, the aggregate fair value of the restricted stock issued and installment stock to be issued, $2,980, was recorded as unearned compensation and will be amortized to expense over the 20 quarter vesting or installment period.

         Option activity was as follows for the years ending December 31, 1999, December 30, 2000 and December 29, 2001: (All share and exercise prices have been adjusted to reflect the one-for-ten reverse stock split.)

                                                       Option        Weighted-Average                Options
                                                       Shares          Exercise Price            Exercisable
------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1998                     --              $     --                          --
------------------------------------------------------------------------------------------------------------
         Granted                                       544,725          $     38.80
         Exercised                                      --              $     --
         Forfeited                                     (10,725)         $     35.00
------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1999                    534,000          $     38.90                       --
------------------------------------------------------------------------------------------------------------
         Granted                                       506,691          $    209.10
         Granted in connection
             with the spin-off(1)                      738,756          $     68.50
         Exercised                                     (91,329)         $     62.40
         Forfeited                                    (190,838)         $    186.50
------------------------------------------------------------------------------------------------------------
Outstanding as of December 30, 2000                  1,497,280          $     90.90                  594,143
------------------------------------------------------------------------------------------------------------
         Granted                                       259,883          $     27.59
         Exercised                                      (8,059)         $     57.17
         Forfeited(2)                               (1,091,364)         $     96.49
------------------------------------------------------------------------------------------------------------
Outstanding as of December 29, 2001                    657,740          $     56.81                  467,855
------------------------------------------------------------------------------------------------------------

(1) Includes options issued in connection with the spin-off in substitution of previously granted TSC options.
(2) Includes options tendered in exchange for restricted stock and installment stock awards.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


         The following table summarizes the status of stock options outstanding and exercisable as of December 29, 2001 by range of exercise price: (All share and exercise prices have been adjusted to reflect the one-for-ten reverse stock split.)

                                            Options Outstanding                          Options Exercisable
-----------------------------------------------------------------------------------  --------------------------------
                                             Weighted-Average    Weighted-Average                  Weighted-Average
 Range of               Number             Remaining Contractual  Exercise Price          Number    Exercise Price
Exercise Prices       Outstanding             Life (in Years)        Per Share         Exercisable     Per Share
---------------------------------------------------------------------------------------------------------------------
$  2.73--$ 19.99        223,062                   8.3               $  17.08            112,755        $  17.45
$ 20.00--$ 39.99        188,987                   9.0               $  25.10            140,991        $  23.98
$ 40.00--$ 79.99        110,154                   7.9               $  70.07             99,585        $  70.93
$ 80.00--$139.99         78,801                   6.8               $ 114.85             71,868        $ 114.82
$140.00--$366.25         56,736                   8.1               $ 212.32             42,656        $ 203.33
---------------------------------------------------------------------------------------------------------------------
Total                   657,740                   8.2               $  56.81            467,855        $  62.71
---------------------------------------------------------------------------------------------------------------------

         eLoyalty has elected to disclose the pro forma effects of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and, as permitted under SFAS 123, applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans.

         Under APB 25, compensation costs for employee stock options are measured as the excess, if any, of the fair value of eLoyalty common stock at the date of grant over the option exercise price, providing all other requirements for fixed plan accounting are satisfied. Some option shares with exercise prices below fair value were issued by eLoyalty in 1999 and 2000, thus resulting in eLoyalty recording related compensation expense. During 2000, eLoyalty cancelled and reissued options for 11,200 shares at a lower exercise price. The cancellation and reissuance of these options was necessary to meet commitments made to newly hired employees. These replacement options are accounted for under variable plan accounting and the related compensation will be subject to adjustment in the future periods based on the fluctuation of the fair value of a share of eLoyalty's common stock. No compensation expense was recognized for these reissued options during 2001 based on the fair value of eLoyalty's common stock during 2001. Under APB No. 25, the fair value of restricted shares at the date of grant is amortized to expense ratably over the vesting period. eLoyalty recorded compensation expense related to awards of restricted stock and installment stock awards, including awards issued in exchange for stock options tendered, of approximately $1,161 for the year ended December 29, 2001 and $520 for the year ended December 30, 2000.

         eLoyalty is required under SFAS 123 to disclose pro forma information regarding option grants made to its directors, officers and employees based on specified valuation techniques that produce estimated compensation charges. The fair value of eLoyalty options, including substitute options issued in connection with the spin-off, were estimated at grant date using the Black-Scholes option pricing model.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


The weighted average grant date fair value and the assumptions used in the Black-Scholes model to calculate such fair values are shown below:


                                            For the Year Ended        For the Year Ended    For the Year Ended
                                                 December 29,             December 30,          December 31,
Options                                              2001                    2000                  1999
---------------------------------------------------------------------------------------------------------------
Substitute TSC Options (1)
   Expected volatility                                    --                    --             49.7%--54.2%
   Risk-free interest rates                               --                    --              4.6%--6.3%
   Expected lives                                         --                    --              4.5 years
   Dividends                                              --                    --                  --
   Weighted average grant date fair value                 --                    --               $ 50.80
--------------------------------------------------------------------------------------------------------------

eLoyalty Options
   Expected volatility                                  50%                    50%                  50%
   Risk-free interest rates                          3.6%-5.0%              5.6%--6.8%           5.7%--6.3%
   Expected lives                                    4.5 years              4.5 years           4.5 years
   Dividends                                            --                      --                    --

Weighted average grant date fair value
   Issued above market prices                         $ --                    $126.20                 --
   Issued at market prices                            $  12.92                $ 53.10              $ 17.90
   Issued below market prices                         $  --                   $ 85.40              $ 86.20
---------------------------------------------------------------------------------------------------------------

(1) eLoyalty stock options issued in connection with the spin-off in substitution of previously granted TSC options.

         Had compensation costs for eLoyalty's stock option plans been determined using the fair value method under SFAS 123, eLoyalty's net (loss) income available to common stockholders and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                            For the Year Ended         For the Year Ended           For the Year Ended
                                               December 29,              December 30,                  December 31,
                                                   2001                      2000                           1999
---------------------------------------------------------------------------------------------------------------------------
Net (loss) income available to common stockholders:
   As reported                              $      (67,237)                $      (424)                 $     4,058
   Pro forma                                $      (73,628)                $   (12,381)                 $     1,219
Basic net (loss) income per share:
   As reported                              $      (13.42)                 $     (0.09)                 $      0.98
   Pro forma                                $      (14.69)                 $     (2.57)                 $      0.29
Diluted net (loss) income per share:
   As reported                              $      (13.42)                 $     (0.09)                 $      0.92
   Pro forma                                $      (14.69)                 $     (2.57)                 $      0.28
-------------------------------------------------------------------------------------------------------------------

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


NOTE FOURTEEN--EARNINGS PER SHARE

         The following table sets forth the computation of the income (loss) and shares used in the calculation of basic and diluted earnings per share:

                                                               For the Years Ended December(1) (2)
                                                          --------------------------------------------------
                                                           December 29,       December 30,    December 31,
                                                                2001               2000          1999
------------------------------------------------------------------------------------------------------------
Net (loss) income                                             $(63,661)            $(424)         $4,058
Series B preferred stock dividends and accretion                (3,576)               --              --
------------------------------------------------------------------------------------------------------------
Net (loss) income available to common stockholders            $(67,237)            $(424)         $4,058
------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (in thousands)               5,011             4,823           4,140
Common stock equivalents (in thousands)                            146               549             280
------------------------------------------------------------------------------------------------------------
Total weighted average shares and
   common stock equivalents                                      5,157             5,372           4,420
------------------------------------------------------------------------------------------------------------

(1) In December 2001, eLoyalty effected a one-for-ten reverse stock split. Share amounts presented for all prior periods reflect the effect of the reverse split.
(2) In December 1999, eLoyalty issued approximately 4.1 million shares (post-split) to TSC. For periods prior to February 15, 2000 the weighted average shares outstanding is based on these 4.1 million shares.

NOTE FIFTEEN--SEGMENT INFORMATION

         We operate in one business segment focused exclusively on providing customer relationship management ("CRM") related consulting services. Beginning in 2001, as a result of organizational changes, we have two reportable geographic segments. Those segments are: North America and International. Our North American business includes our United States and Canadian operations. Our International business includes operations in Europe and Australia. The following table reflects revenues, operating results, and total assets by reportable segment for the years ended December 2001, 2000 and 1999.

                                                         North
                                                        America            International                 Total
----------------------------------------------------------------------------------------------------------------
Revenues
   2001                                               $    120,429              $ 26,300            $    146,729
   2000                                               $    208,222              $ 28,276            $    236,498
   1999                                               $    136,241              $ 26,939            $    163,180
Operating income (loss)
   2001                                               $    (64,658)             $ (9,753)           $    (74,411)
   2000                                               $      4,545              $ (8,314)           $     (3,769)
   1999                                               $     14,902              $ (6,397)           $      8,505
Total assets
   2001                                               $    110,780              $ 17,234            $    128,014
   2000                                               $    153,835              $ 30,783            $    184,618
   1999                                               $     67,644              $ 28,959            $     96,603

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


                                   Other           Total
                    United         North           North                      United        Other          Total
                    States        America         America       Germany       Kingdom   International   International   Total
-------------------------------------------------------------------------------------------------------------------------------
Revenues
   2001            $113,208        $7,221         $120,429      $12,844       $10,686        $2,770         $26,300    $146,729
   2000            $198,478        $9,744         $208,222      $10,339       $10,703        $7,234         $28,276    $236,498
   1999            $127,715        $8,526         $136,241      $ 9,474       $11,934        $5,531         $26,939    $163,180


         Total long-lived assets for our US operations are $19,055, $25,555, and $13,223 for the years ended December 29, 2001, December 30, 2000 and December 31, 1999, respectively. At December 29, 2001, 99% of our revenues related to services.

NOTE SIXTEEN--LEASES

         eLoyalty leases various office facilities under operating leases expiring at various dates through September 30, 2007. Additionally, eLoyalty leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $8,111, $6,659, and $1,436 for the years ended December 29, 2001, December 30, 2000 and December 31, 1999, respectively.

         Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

Year                                   Amount
-----------------------------------------------
2002                                $     5,920
2003                                      4,560
2004                                      3,204
2005                                      1,910
2006                                        530
Thereafter                                  475
-----------------------------------------------
                                       $ 16,599
-----------------------------------------------

         Minimum payments have not been reduced by minimum sublease rentals of $0.4 million, $0.3 million, $0.2 million and $0.2 million due in the future for years 2002, 2003, 2004, and 2005, respectively, under noncancelable subleases. Of the future minimum rental commitments, the Company has accrued as part of the severance and related costs as discussed in Note Three, $2.5 million, $1.3 million, $0.6 million, $0.5 million and $0.6 million for 2002, 2003, 2004, 2005, 2006 and thereafter, respectively.


NOTE SEVENTEEN--COMMITMENTS AND CONTINGENCIES

         eLoyalty has made a commitment to invest up to $14,700, through a related entity, in eLoyalty Ventures, L.L.C. ("eLoyalty Ventures"). eLoyalty Ventures is a $30,000 venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill and TCV, to focus on investing in early-stage CRM technology companies. eLoyalty has not been requested to contribute any of its eLoyalty Ventures commitment and so remains subject to capital calls against that commitment on 10 business days' prior written notice. While no formal action has been taken to suspend the fund's activities, eLoyalty believes none of the members of eLoyalty Ventures would recommend investment activity at this time. eLoyalty further believes that the fund's management is not actively

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


engaging in evaluation of investment opportunities. Accordingly, eLoyalty does not expect any expenditures relating to this fund in 2002.

         eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at December 29, 2001 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty's financial position, results of operations, and cash flows.

NOTE EIGHTEEN--SUBSEQUENT EVENTS

         In early 2002, management presented the Board of Directors with a proposed compensation program (the "Program") for eLoyalty's Vice Presidents, including those who previously held the title of Senior Vice President. As part of the Program, each Vice President was assigned to one of five tiers and total target cash compensation (base salary and target bonus) for all Vice Presidents within each tier was made uniform. Among the goals of the Program was to more closely align the interests of these senior level employees with those of the Company's stockholders. To this end, under the Program, a target equity ownership level in eLoyalty was set for each tier. The Program was approved by the Compensation Committee of the Board of Directors on February 25, 2002 and was ratified by the entire Board of Directors thereafter.

         On February 28, 2002, each US Vice President received a grant of restricted eLoyalty Common Stock in an amount such that, when combined with previous equity grants to such Vice President, the aggregate equity granted to such Vice President approximately equaled the target equity ownership level for the tier to which such Vice President was assigned. The restrictions will lapse on such stock in 20 equal quarterly installments, beginning on May 31, 2002. Non-US Vice Presidents received an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of eLoyalty Common Stock as would have been issued to them as restricted stock, had they been US employees, in 20 equal quarterly installments, beginning on May 31, 2002. Approximately 890,000 shares of eLoyalty Common Stock, in the aggregate, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with the Program. Substantially all of this stock came from the 1999 Plan and such stock constituted substantially all of the stock then available for issuance under the 1999 Plan. This issuance will result in an aggregate of $5,800 in non-cash compensation charges over the five year restriction lapsing and installment grant period.

         At eLoyalty's 2002 Annual Meeting of Stockholders, to be held on May 16, 2002, the stockholders will be asked to approve a 500,000 share increase in the number of shares available for issuance under the 1999 Plan. This increase will permit equity grants to be made to eLoyalty's President and Chief Executive Officer, the size and form of which grant has not yet been determined, and members of its Board of Directors, currently anticipated to be in the form of options to purchase 50,000 shares of Common Stock per director, with a reserve for grants to any additional directors added to the Board.

         eLoyalty also has elected to freeze its Employee Stock Purchase Plan immediately following the next quarterly purchase at the end of the first quarter 2002. See also Note Eleven.

                              ELOYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


NOTE NINETEEN--QUARTERLY DATA (UNAUDITED)

                                                  1st            2nd           3rd            4th          Year
-----------------------------------------------------------------------------------------------------------------
For the Year Ended December 2001
Revenues                                        $ 53,687       $ 38,267      $ 29,129      $ 25,646      $146,729
Operating loss                                  $(27,116)(1)   $(22,097)(2)  $(15,617)(3)  $ (9,581)(4)  $(74,411)
Net loss available
   to common stockholders                       $(16,477)      $(29,913)     $ (9,983)     $(10,864)(5)  $(67,237)
Basic net loss per share                        $  (3.30)      $  (5.98)     $  (1.99)     $  (2.16)     $ (13.42)
Diluted net loss per share(6)                   $  (3.30)      $  (5.98)     $  (1.99)     $  (2.16)     $ (13.42)

Shares used to calculate basic net
   loss per share (in millions) (7)                 5.00           5.00          5.01          5.04          5.01
Shares used to calculate diluted net
   loss per share (in millions) (6)(7)              5.00           5.00          5.01          5.04          5.01


                                                  1st            2nd           3rd            4th          Year
-------------------------------------------------------------------------------------------------------------------
For the Year Ended December 2000
Revenues                                        $ 51,347       $ 56,964      $ 63,627      $ 64,560      $236,498
Operating loss                                  $   (133)      $     (2)     $   (383)     $ (3,251)(8)  $ (3,769)
Net income (loss) available
   to common stockholders                       $    156       $    406      $    348      $ (1,334)     $   (424)
Basic net income (loss) per share               $   0.04       $   0.08      $   0.07      $  (0.27)     $  (0.09)
Diluted net income (loss) per share(6)          $   0.03       $   0.08      $   0.06      $  (0.27)     $  (0.09)

Shares used to calculate basic net
   (loss) income per share (in millions)(7)         4.43           4.79          4.97          4.98          4.82
Shares used to calculate diluted net
   (loss) income per share (in millions)(6)(7)      4.99           5.31          5.44          4.98          4.82


(1) Includes $11,475 costs relating to severance and related costs associated with cost reduction plans.

(2) Includes $10,719 costs relating to severance and related costs associated with cost reduction plans.

(3) Includes $7,100 costs relating to severance and related costs associated with cost reduction plans.

(4) Includes $4,150 costs relating to severance and related costs associated with cost reduction plans.

(5) The fourth quarter of 2001 includes a $3,576 charge for Series B preferred stock dividends and accretion.

(6) In periods of a loss, common stock equivalents were not included in the calculation as they are antidilutive.

(7) All share amounts presented give effect to the one-for-ten reverse stock split effected in December 2001.

(8) The fourth quarter of 2000 includes a $2,800 incremental charge for uncollectable amounts due from clients.

                              ELOYALTY CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                       Balance at                                      Balance
              Description of                           Beginning                                       at End of
          Allowance and Reserves                       of Period       Additions      Deductions        Period
------------------------------------------            ----------      ----------      ----------        ------
Valuation allowances for uncollectible amounts:

Year ended December 29, 2001                            $1,605           4,512           (3,717)        $2,400
Year ended December 30, 2000                            $2,084           4,064           (4,543)        $1,605
Year ended December 31, 1999                            $2,638           2,059           (2,613)        $2,084



Valuation allowances for deferred tax assets:

Year ended December 29, 2001                            $   --          14,080              --          $14,080
Year ended December 30, 2000                            $   --              --              --          $   --
Year ended December 31, 1999                            $   --              --              --          $   --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information about our executive officers, see "Executive Officers of the Company" included as Item 4A of Part I of this report. The information contained under the captions "Director Election - General" and "Security Ownership of Certain Beneficial Owners and Management --- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed by eLoyalty for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under "Director Election - Compensation of Directors" and "Executive Compensation - Summary Compensation Table", "--- Compensation Committee Interlocks and Insider Participation", "--- Option Grants in Fiscal 2001", "--- Option Exercises in Fiscal 2001 and Option Values at December 29, 2001", "--- Option Repricings", "--- Employment Contracts and Employment Termination and Change in Control Arrangements" in the Proxy Statement to be filed by eLoyalty for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management --- Beneficial Ownership Information" in the Proxy Statement to be filed by eLoyalty for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be filed by eLoyalty for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)      Documents filed as part of this report:

       (1) Financial Statements.
           The consolidated financial statements filed as part of this report are listed and indexed under Item 8 of this Form 10-K, and such list is incorporated herein by reference.

       (2) Financial Statement Schedule.

           The financial statement schedule filed as part of this report is listed and indexed under Item 8 of this Form 10-K, and is incorporated herein by reference. We have omitted financial statement schedules other than that listed under Item 8 because such schedules are not required or applicable.


       (3) Exhibits.
           The list of exhibits filed with or incorporated by reference into this report is contained in the Exhibit Index to this report on Page I-1, which is incorporated herein by reference.


(b)      Reports on Form 8-K:

     eLoyalty filed the following Current Reports on Form 8-K during the fourth quarter of 2001:

     (1) On December 14, 2001, eLoyalty filed a Form 8-K reporting under Item 5 thereof the purchase price for sales of its 7% Series B Convertible Preferred Stock in its previously announced private placement and rights offering.

     (2) On December 18, 2001, eLoyalty filed a Form 8-K reporting under Item 5 thereof its new $15 million revolving credit facility with LaSalle Bank National Association.

     (3) On December 19, 2001, eLoyalty filed a Form 8-K reporting under Item 5 thereof the voting results from its December 18, 2001 Special Meeting of Stockholders.

     (4) On December 21, 2001, eLoyalty filed a Form 8-K reporting under Item 5 thereof the completion of its previously announced private placement and rights offering.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                         eLOYALTY CORPORATION


                                         By    /s/ KELLY D. CONWAY
                                            ----------------------
                                                   Kelly D. Conway
                                                   President and Chief
                                                   Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 28th day of March 2002.

Name                                         Capacity
----                                         --------

  /s/ KELLY D. CONWAY                        Director, President and Chief
---------------------------------            Executive Officer (Principal
      Kelly D. Conway                        Executive Officer)

                  *
---------------------------------            Chairman of the Board and Director
            Tench Coxe

                  *
---------------------------------            Director
             Jay C. Hoag

                  *
---------------------------------            Director
            John T. Kohler

                  *
---------------------------------            Director
        Michael J. Murray



/s/ TIMOTHY J. CUNNINGHAM                    Vice President, Chief Financial
---------------------------------            Officer and Corporate Secretary
    Timothy J. Cunningham                    (Principal Financial and
                                             Accounting Officer)


*By:   /s/ TIMOTHY J. CUNNINGHAM
       --------------------------------------
       Timothy J. Cunningham, Attorney-in-Fact

                                  EXHIBIT INDEX

         We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the Securities and Exchange Commission (" SEC") as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are those listed below as Exhibits 10.11 through 10.26, inclusive, and Exhibits 10.32 through 10.38, inclusive.




     EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
     -----------                    ----------------------

         3.1 Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty's Registration Statement on Form S-1 (Registration No. 333-94293) (the "S-1")).

         3.2 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No.1 to eLoyalty's Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the "8-A Amendment")).

         3.3+ Certificate of Amendment to eLoyalty's Certificate of Incorporation, effective 7:59a.m., eastern time, December 19, 2001.

         3.4+ Certificate of Amendment to eLoyalty's Certificate of Incorporation, effective 7:58a.m., eastern time, December 19, 2001.

         3.5+ Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001.

         3.6+ Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001.

         3.7         By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).

         4.1 Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).

         4.2 Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty's Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).

         4.3+        Certificate of Adjustment dated January 10, 2002.

         10.1 Form of Reorganization Agreement between Technology Solutions Company ("TSC") and eLoyalty Corporation ("eLoyalty") (included as Exhibit 2.1 to the S-1).

         10.2 Common Stock Purchase Agreement, dated as of May 26, 2000, among eLoyalty Corporation and TCV IV, L.P., TCV IV Strategic Partners, L.P., TCV III (GP), TCV III (Q), L.P. and TCV III Strategic Partners, L.P. (filed as Exhibit 10.1 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-27975)).

         10.3 Amended and Restated Business Loan Agreement, dated as of December 30, 2000, between eLoyalty Corporation and Bank of America, N.A. (filed as Exhibit 10.5 to eLoyalty's Annual Report on Form 10-K for the year ended December 30, 2000).

         10.4 Form of Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty (filed as Exhibit 10.6 to the S-1).

         10.5 Form of TSC (Licensor) Intellectual Property License Agreement (filed as Exhibit 10.7 to the S-1).

         10.6 Form of eLoyalty (Licensor) Intellectual Property License Agreement (filed as Exhibit 10.8 to the S-1).

         10.7 Office Lease -- Two Conway Park made as of December 6, 1999 by and between Riggs & Company, a division of Riggs Bank, N.A., as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.13 to the S-1).

         10.8 River Place Point II Lease Agreement, dated March 17, 2000, by and between Investors Life Insurance Company of North America, as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.15 to eLoyalty's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-27975)).

         10.9 eLoyalty Ventures, L.L.C. Operating Agreement, dated as of July 21, 2000, by and among Brookside Capital Partners Fund LP, Sutter Hill Ventures L.P., TCV IV, L.P. and TCV Strategic Partners IV, L.P. and eLoyalty Employee Investors, L.L.C. (filed as Exhibit 10.2 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-27975)).

         10.10 eLoyalty Employee Investors, L.L.C. Operating Agreement, entered into in July 2000, among eLoyalty Employee Investors, L.L.C., eLoyalty Corporation as the initial member and Sarah Faux as the manager (filed as Exhibit
                     10.13 to eLoyalty's Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).

         10.11 eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of February 28, 2001) (filed as Exhibit
                     10.14 to eLoyalty's Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).

         10.12 eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit
                     (d)(2) to eLoyalty's Tender Offer Statement on Schedule TO filed October 15, 2001).

         10.13+ 1999 Employee Stock Purchase Plan (as Amended and Restated as of November 6, 2001).

         10.14 eLoyalty Corporation Executive Deferred Compensation Plan dated January 1, 2000 (filed as Exhibit 10.14 to the S-1).

         10.15 Summary of Discretionary Cash Bonus Program for Executive Officers (filed as Exhibit 10.18 to eLoyalty's Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).

         10.16 Employment Agreement, dated as of January 19, 1996, between Kelly D. Conway and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.9 to the S-1).

         10.17 Promissory Note, dated November 12, 1998, by Kelly D. Conway in favor of TSC (filed as Exhibit 10.12 to the S-1).

         10.18 Promissory Note, dated December 15, 1999, by Kelly D. Conway in favor of TSC (filed as Exhibit 10.21 to eLoyalty's Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).

         10.19 Employment Agreement, dated as of October 20, 1998, between Craig Lashmet and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.11 to the S-1).

         10.20 Employment Agreement, dated as of November 15, 1999, between Timothy J. Cunningham and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.10 to the S-1).

         10.21 Promissory Note, dated November 19, 1999, of Timothy J. Cunningham in favor of TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.24 to eLoyalty's Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).

         10.22 Contract of Employment, entered into May 12, 2000, between eLoyalty (UK) Limited and Vaughan Thomas (filed as Exhibit
                     10.1 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-27975)).

         10.23 Form of Loan Note, dated July 1, 2000, of Vaughan Thomas in favor of eLoyalty (UK) Ltd. (filed as Exhibit 10.3 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-27975)).

         10.24 Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1).

         10.25+ Promissory Note, dated December 28, 2001, of Kelly D. Conway in favor of eLoyalty Corporation.

         10.26+ Compromise Agreement, dated as of December 18, 2001, between eLoyalty (UK) Limited and Vaughan Thomas.

         10.27+ Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002.

         10.28 Share Purchase Agreement, dated as of September 24, 2001, by and among eLoyalty and the Investors named therein (filed as Exhibit 10.1 to eLoyalty's Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).

         10.29+ Amendment No. 1 to Share Purchase Agreement, dated as of December 19, 2001, by and among eLoyalty and the investors named therein.

         10.30+ Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein.

         10.31 Amendment No. 1 to the Amended and Restated Business Loan Agreement, dated as of September 28, 2001, between Bank of America, N.A. and eLoyalty (filed as Exhibit 10.1 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, File No. 0-27975).

         10.32 Employment Agreement, dated January 2 and 8, 2001, and effective January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.1 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

         10.33 Promissory Note dated February 20, 2001, of Jay A. Istvan in favor of eLoyalty (filed as Exhibit 10.2 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

         10.34 Letter agreement, dated January 2, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.3 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

         10.35 Indemnification Agreement, effective as of January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit
                     10.4 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

         10.36 Employment Agreement, effective June 1, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.1 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).

         10.37 Promissory Note, dated June 1, 2001, of Steven C. Pollema in favor of eLoyalty (filed as Exhibit 10.2 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).

         10.38 Indemnification Agreement, dated June 11, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.3 to eLoyalty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).

         21.1+       Subsidiaries of eLoyalty Corporation

         23.1+       Consent of PricewaterhouseCoopers LLP.

         24.1+       Power of Attorney from Tench Coxe, Director

         24.2+       Power of Attorney from Jay C. Hoag, Director

         24.3+       Power of Attorney from John T. Kohler, Director

         24.4+       Power of Attorney from Michael J. Murray, Director


----------------

+ Filed herewith