Form 10-Q
period 2002-03-30
ELOYALTY CORP
filed 2002-05-14
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________

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

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes         No

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 8, 2002 was 6,289,990.

Page

Part I. Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Qualitative and Quantitative Disclosures About Market Risk	17

Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	19

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 30,	December 29,
	2002	2001

	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$41,674	$42,653
Restricted cash	10,456	9,448
Receivables (less allowances of $1,724 and $2,400, respectively)	19,789	22,934
Deferred income taxes	2,253	2,451
Prepaid expenses	2,695	1,190
Refundable income taxes	7,223	6,597
Other current assets	877	2,300

Total current assets	84,967	87,573
Equipment and leasehold improvements, net	17,158	17,889
Goodwill, net	2,135	2,135
Deferred income taxes	20,304	20,059
Long-term receivables and other	263	358

Total assets	$124,827	$128,014

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,600	$8,600
Accounts payable	2,860	2,154
Accrued compensation and related costs	7,434	8,274
Other current liabilities	8,363	8,750

Total current liabilities	27,257	27,778

Long-term liabilities	2,954	3,390
Commitments and contingencies

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,562,372 shares issued and outstanding with a liquidation preference of $23,730 and $23,318 at March 30, 2002 and December 29, 2001, respectively	21,528	19,499

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,291,916 and 5,629,218 shares issued and outstanding, respectively	63	56
Additional paid-in capital	152,349	150,071
Accumulated deficit	(63,575)	(61,490)
Unearned compensation	(11,020)	(6,749)
Other	(4,729)	(4,541)

Total stockholders’ equity	73,088	77,347

Total liabilities and stockholders’ equity	$124,827	$128,014

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the
	Three Months Ended
	March

	2002	2001

	(unaudited)
Revenues (1)	$25,859	$53,687

Operating Expenses:
Cost of services	16,808	42,244
Selling, general, administrative and research and development	8,086	24,226
Severance and related costs	2,410	11,475
Depreciation expense	1,348	1,614
Goodwill amortization	—	1,244

Total operating expenses	28,652	80,803

Operating loss	(2,793)	(27,116)
Other income	306	540

Loss before income taxes	(2,487)	(26,576)
Income tax benefit	(402)	(10,099)

Net loss	$(2,085)	$(16,477)
Dividends and accretion related to Series B preferred stock	(2,441)	—

Net loss available to common stockholders	$(4,526)	$(16,477)

Basic net loss per common share	$(0.89)	$(3.30)

Diluted net loss per common share	$(0.89)	$(3.30)

Shares used to calculate basic net loss per common share (2)	5,063	4,995

Shares used to calculate diluted net loss per common share (2)	5,063	4,995

Noncash compensation included in individual line items above:
Cost of services	$145	$263
Selling, general, administrative and research and development	520	497

Total noncash compensation	$665	$760

(1)	Revenues for all periods presented reflect adoption of new accounting guidance requiring reimbursable expenses to be reported as revenue.
(2)	All share amounts have been adjusted to give effect to the one-for-ten reverse stock split effected by the Company on December 19, 2001.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,085)	$(16,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, goodwill amortization and noncash compensation	2,013	3,618
Uncollectible amounts	(400)	1,908
Severance and related costs, net of cash payments	(307)	9,941
Deferred income taxes	(47)	(6,576)
Changes in assets and liabilities:
Receivables	3,481	11,908
Sales of trading securities related to deferred compensation program	—	392
Other current assets	(971)	(4,468)
Accounts payable	715	783
Accrued compensation and related costs	(1,215)	(977)
Deferred compensation	—	(434)
Other liabilities	(563)	(2,613)
Long-term receivables and other	95	232

Net cash provided by (used in) operating activities	716	(2,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(667)	(2,290)

Net cash used in investing activities	(667)	(2,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	—	9,000
Required deposit on revolving credit agreement	(1,008)	—
Proceeds from stock compensation plans	89	800

Net cash (used in) provided by financing activities	(919)	9,800

Effect of exchange rate changes on cash and cash equivalents	(109)	(547)

(Decrease) increase in cash and cash equivalents	(979)	4,200
Cash and cash equivalents, beginning of period	42,653	41,138

Cash and cash equivalents, end of period	$41,674	$45,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$39	$—
Cash (refunded) paid for income taxes	$(133)	$357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—General

     In the opinion of management, the accompanying unaudited condensed and consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 30, 2002, the consolidated results of our operations and cash flows for the three months ended March 30, 2002 and March 31, 2001, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X. Certain reclassifications have been made to the first quarter 2001 condensed consolidated statement of operations to conform to the 2002 presentation. These reclassifications had no impact on net loss or stockholders’ equity.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

Note 2—Severance and related costs

     eLoyalty recognized pre-tax charges of $2.4 million and $11.5 million in the first quarter of 2002 and 2001, respectively. The $2.4 million charge in the quarter ended March 30, 2002, was the result of cost reduction actions taken during the quarter of $2.1 million as well as changes in estimates for prior accruals of $0.3 million. These charges are primarily related to employee severance payments and other costs for the elimination of approximately 40 positions, in both the North American and International segments. Severance costs include contractual salary and related fringe benefits over the severance payment period, forgiveness of employee loans and outplacement costs. Facility costs primarily include expected losses on contractual lease commitments, net of estimated sublease recoveries, and write down of leasehold improvements. Other costs include laptop and other computer lease termination costs, legal expenses and the write down of deposits related to outside services, which have been terminated.

     During the quarter ended March 30, 2002, eLoyalty made cash payments of $2.7 million related to these costs. Annual savings resulting from these actions are expected to be about $5.1 million and will substantially be realized in 2002. eLoyalty expects substantially all severance and related costs to be paid out by the end of 2002 pursuant to agreements entered into with affected employees, facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007 and other costs to be paid pursuant to contractual commitments through 2003.

     The following table represents the activity related to these charges during the quarter ended March 30, 2002 (in thousands):

	Reserve Balance			Reserve Balance
	December 29, 2001	Charge	Payments	March 30, 2002

Employee Severance	$1,601	$1,998	$1,581	$2,018
Facilities	4,141	23	513	3,651
Other	2,174	389	623	1,940

Total	$7,916	$2,410	$2,717	$7,609

     The remaining reserve for facilities reflects an estimate of costs for closed facilities for which subletting is not expected to result in the full recovery of our total expected lease payments. If we are unable to sublet any of these facilities, the additional charge would be approximately $1.9 million.

     Of the $7.6 million that remains reserved as of March 30, 2002, $3.0 million related to future lease payments, net of estimated sublease recoveries, is reflected in Long-term liabilities, $2.0 million related to severance payments is reflected in Accrued compensation and related costs and the balance of $2.6 million is reflected in Other current liabilities.

Note 3—Comprehensive Net Loss

     Comprehensive net loss is comprised of the following (in thousands):

	For the Three
	Months Ended
	March

	2002	2001

	(unaudited)
Net loss	$(2,085)	$(16,477)
Other comprehensive loss:
Effect of currency translation	(187)	(1,955)

Comprehensive net loss	$(2,272)	$(18,432)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.7 million and $3.9 million at March 30, 2002 and March 31, 2001, respectively.

Note 4—Loss Per Share

     The following table sets forth the computation of the shares used in the calculation of our basic and diluted loss per share (in thousands):

	For the Three
	Months Ended
	March

	2002	2001

	(unaudited)
Net loss	$(2,085)	$(16,477)
Series B preferred stock dividends and accretion	(2,441)	—

Net loss available to common stockholders	$(4,526)	$(16,477)

Weighted average common shares outstanding	5,063	4,995

     We have not included common stock equivalents in the diluted loss per share calculation as they are antidilutive in periods in which there is a loss. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 2,661 and 253 for the three months ended March 2002 and 2001, respectively.

Note 5—Segment Information

     We operate in one business segment focused exclusively on providing customer relationship management (“CRM”) related consulting services. As a result of organizational changes in 2001, we have two reportable geographic segments. Those segments are: North America and International. Our North American business includes our United States and Canadian operations. Our International business includes operations in Europe and Australia. The following table reflects revenues and operating results by reportable segment for the three months ended March 30, 2002 and March 31, 2001, respectively, and total assets as of March 30, 2002 and December 29, 2001 (in thousands).

	North
	America	International	Total

Revenues
2002	$23,144	$2,715	$25,859
2001	$43,160	$10,527	$53,687
Operating loss
2002	$(252)	$(2,541)	$(2,793)
2001	$(23,410)	$(3,706)	$(27,116)
Total assets
March 30, 2002	$110,340	$14,487	$124,827
December 29, 2001	$110,780	$17,234	$128,014

		Other	Total
	United	North	North		United	Other	Total
	States	America	America	Germany	Kingdom	International	International	Total

Revenues 2002	$21,706	$1,438	$23,144	$2,015	$167	$533	$2,715	$25,859
2001	$41,822	$1,338	$43,160	$3,177	$5,813	$1,537	$10,527	$53,687

     Total long-lived assets for our US operations are $18,370 and $19,055 at March 30, 2002 and December 29, 2001, respectively. For the three months ended March 30, 2002, 96% of our revenues related to professional services.

Note 6—Income Taxes

     We have a deferred tax asset balance of $22.6 million reflecting primarily the benefit of U.S. loss carryforwards, which expire in periods through 2021. Realization is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Although realization is not assured, we believe that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised.

     During the second quarter of 2001, we established a valuation allowance against the benefit of certain international operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability. As of March 30, 2002, we had a valuation allowance of $14.9 million relating to these international operating unit tax losses.

     eLoyalty’s ability to utilize its net operating loss (NOL) carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code if eLoyalty were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of eLoyalty’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of eLoyalty’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

Note 7—Restricted Stock Grants

     In early 2002, management presented the Board of Directors with a proposed compensation program (the “Program”) for eLoyalty’s Vice Presidents, including those who previously held the title of Senior Vice President. As part of the Program, each Vice President was assigned to one of five tiers and total target cash compensation (base salary and target bonus) for all Vice Presidents within each tier was made uniform. Among the goals of the Program was to more closely align the interests of these senior level employees with those of the Company’s stockholders. To this end, under the Program, a target equity ownership level in eLoyalty was set for each tier. The Program was approved by the Compensation Committee of the Board of Directors on February 25, 2002 and was ratified by the entire Board of Directors thereafter.

     On February 28, 2002, each US Vice President received a grant of restricted eLoyalty Common Stock in an amount such that, when combined with previous equity grants to such Vice President, the aggregate equity granted to such Vice President approximately equaled the target equity ownership level for the tier to which such Vice President was assigned. The restrictions will lapse on such stock in 20 equal quarterly installments, beginning on May 31, 2002. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Non-US Vice Presidents received an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of eLoyalty Common Stock as would have been issued to them as restricted stock, had they been US employees, in 20 equal quarterly installments, beginning on May 31, 2002. The restricted stock awards are shares of eLoyalty common stock granted to an individual. Installment Stock awards are grants to an individual of a contractual right to receive future grants of eLoyalty common stock in specified amounts on specified dates, subject to the individual remaining an eLoyalty employee on the date of the subject grant. Approximately 890,000 shares of eLoyalty Common Stock, in the aggregate, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with the Program. Substantially all of this stock came from the 1999 Plan and such stock constituted substantially all of the stock then available for issuance under the 1999 Plan. This issuance resulted in $5.8 million in noncash compensation that will be charged to income over the five year restriction lapsing and installment grant period.

     At eLoyalty’s 2002 Annual Meeting of Stockholders, to be held on May 16, 2002, the stockholders will be asked to approve a 500,000 share increase in the number of shares available for issuance under the 1999 Plan. This increase will permit equity grants to be made to eLoyalty’s President and Chief Executive Officer, the size and form of which grant has not yet been determined, and nonemployee members of its Board of Directors, currently anticipated to be in the form of options to purchase 50,000 shares of Common Stock per director, with a reserve for grants to any additional directors added to the Board.

Note 8—Employee Benefit Plans

     eLoyalty has frozen its Employee Stock Purchase Plan effective March 31, 2002. eLoyalty retains the ability to reactivate this plan in the future.

Note 9—Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. We adopted SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective January 1, 2002. The Company has completed the transitional impairment test of goodwill as of January 1, 2002 and no impairment was noted.

     The following is a reconciliation of the net loss and the basic and diluted net loss per common share between the amounts reported by eLoyalty and the adjusted amounts reflecting the new accounting requirements related to goodwill amortization for the periods presented (in thousands, except per share data).

	For the Three
	Months Ended
	March

	2002	2001

	(unaudited)
Net loss as reported	$(2,085)	$(16,477)
Add back goodwill amortization, net of tax	—	769

Net loss as adjusted	$(2,085)	$(15,708)
Series B preferred stock dividends and accretion	(2,441)	—

Net loss available to common stockholders as adjusted	$(4,526)	$(15,708)

Basic and diluted net loss per common share as reported	$(0.89)	$(3.30)
Add back goodwill amortization, net of tax	—	0.15

Basic and diluted net loss per common share as adjusted	$(0.89)	$(3.15)

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of”, while retaining many of the provisions of that statement. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

     In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We adopted this policy in our Form 10-K for the fiscal year ended December 29, 2001, and beginning in 2002, we have reclassed prior period amounts in order to make the financial statements comparable. Out-of-Pocket expenses included in revenues for the quarters ended March 2002 and 2001 were $2.2 million and $7.4 million, respectively. This change in presentation does not affect reported net loss.

Note 10—Commitments and Contingencies

     We have a commitment to invest up to $14.7 million, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage CRM technology companies. We have not been requested to contribute any of our eLoyalty Ventures commitment and so remain subject to capital calls against that commitment on 10 business days’ prior written notice. While no formal action yet has been taken, the members of eLoyalty Ventures have decided to terminate the fund. The fund termination is expected to occur in 2002. Accordingly, we do not expect any expenditures relating to this fund during the remainder of 2002.

     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at March 30, 2002, there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following Management’s Discussion and Analysis and other parts of this quarterly report contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under “Factors That May Affect Future Results or Market Price of Stock” included later in this quarterly report. Readers should also carefully review the risk factors described in other documents that eLoyalty files from time to time with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

     Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances.

Background

     We are a global management consulting and systems integration organization focused exclusively on building customer loyalty solutions for our clients. We offer a broad range of customer relationship management (“CRM”) related services including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems.

Performance Overview and General Outlook

     Our consolidated revenues were $25.9 million in the first quarter of 2002. This represents an approximate 52% decline as compared to the first quarter 2001. Average revenues per billable day for the first quarter 2002 were $404,000, down from $839,000 for the first quarter of 2001. The decrease in revenues is primarily due to a general economic slowdown that has contributed to decreased spending on information technology. On a sequential basis, our revenue increased $0.2 million from the fourth quarter 2001.

     Utilization for engageable consultants was 59% for the first quarter of 2002 compared to 60% percent in the first quarter of 2001. This reflects an improvement in utilization from previous quarters of 54%, 51%, and 54% for the fourth, third and second quarters of 2001, respectively. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that have resulted in a decline of our average hourly billing rate from $210 in the first quarter of 2001 to $203 in the first quarter of 2002. As compared to the fourth quarter of 2001, our bill rate is up from $202. Also, compared to the fourth quarter, our revenue per billable consultant increased to $288,000 in the first quarter of 2002 from $243,000. Our revenue concentration has increased as our top 10 customers accounted for 76% of our revenue in the first quarter of 2002 as compared to 66% in the fourth quarter of 2001. The top 20 customers accounted for 90% of our revenue in the first quarter of 2002 versus 81% in the fourth quarter of 2001. We had two customers accounting for more than 10% of our revenue in the first quarter of 2002. These customers were UnitedHealth Group at 14.3% and AT&T Wireless at 12.5%.

     We presently expect the current economic slowdown and related uncertain client expenditure commitments and extended decision time frames to persist throughout 2002. Our revenue is expected to remain fairly constant or decline slightly for the second quarter of 2002 compared to the first quarter of 2002. We expect both our North American segment (which has historically accounted for more than 80% of our consolidated revenues) and our International segment to continue to suffer from a difficult business environment.

     We have continued to take cost reduction actions to manage our cost structure to match our expected revenues. In the first quarter of 2002, we recorded a $2.4 million charge primarily related to severance payments for headcount reductions in the North American and International segments. At the end of March 2002, we had 436 employees versus 494 at the end of December 2001 and 866 at the end of March 2001.

     On February 28, 2002, in connection with a new compensation program for our Vice Presidents, we issued additional shares of restricted Common Stock to our US Vice Presidents and granted our non-US Vice Presidents the right to receive additional shares of our Common Stock subject to the terms of an installment stock award. Approximately 890,000 shares of eLoyalty Common Stock, in the aggregate, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with this program.

     Our revenues are generated primarily from professional services, which are billed principally on a time and materials basis. We have on occasion, contracted projects on a fixed-fee basis. Revenues are recognized as services are rendered utilizing the percentage-of-completion method.

     Other revenue contributors include fees generated from Managed Loyalty Services (including Loyalty Support™ services, purpose-built hosted solutions and e-PROFILE™) and our Loyalty Suite™ software. Revenues from sales of our Managed Loyalty Services were 7% and 3% of revenues in the first quarter of 2002 and 2001, respectively. Revenues from sales of our Loyalty Suite™ software were 2% and 1% of revenues in the first quarter of 2002 and 2001, respectively. This revenue is expected to decrease over time due to our decision to cease new development of this software. We also had software sales of $0.5 million or 2% of total revenues related to the resale of certain software products in the first quarter of 2002.

     Our revenues from international operations primarily represent revenues in Europe. International operations represented 10% and 20% of revenues for the quarters ended March 30, 2002 and March 31, 2001, respectively.

     Our most significant operating cost is the cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes employee costs for training, travel expenses, laptop computer leases and other expenses of a billable and non-billable nature.

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, plus a provision for uncollectible amounts.

     Research and development expenses consist primarily of salaries, incentive compensation and employee benefits for dedicated personnel, staff recruiting costs, administrative costs, travel expenses and depreciation expenses. Our Loyalty Lab™ is the center for our research and development activities, and we believe it improves the effectiveness of our loyalty solutions, allows us to work closely with emerging technology and serves as a demonstration center for our clients’ senior executives. We have decreased our investment in research and development to correspond to current economic conditions.

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

     In 2001, we recorded an income tax valuation allowance to reduce our international net deferred tax assets to zero, representing the amount that is considered more likely than not to be realized and have ceased recognizing any future benefits. The decision to establish a valuation allowance was made following an assessment of the recoverability of these net deferred tax assets in light of current estimates of a near-term return of international operating units to an acceptable, continuing level of profitability. No valuation allowance has been recorded as of March 30, 2002 for US net deferred tax assets of $22.6 million as it is considered more likely than not that these net assets will be realized over the carryforward period. This conclusion was based on forecasts of future financial results that indicate that we will return to profitability in fiscal 2002 and that the net deferred tax asset will be fully realized by 2004. The amount of the US net deferred tax asset that is considered realizable could be reduced in the near term through the recording of valuation allowances if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised or if we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code. In the event we were to determine that we would be able to more likely than not realize deferred tax assets for which valuation allowances had previously been provided, an adjustment to the deferred tax asset would be required increasing income in the period such determination was made.

     We have recorded accruals for severance and related costs associated with the cost reduction efforts undertaken during 2002 and 2001. A substantial portion of the accruals represent contractual severance for identified employees and is not subject to significant revision. That portion of the accruals relating to office closures and associated contractual lease obligations is based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recorded.

Results of Operations

First Quarter 2002 Compared with First Quarter 2001

     Revenues

     Our revenues decreased $27.8 million, or 52%, to $25.9 million in the first quarter of 2002 from $53.7 million in the same quarter last year. Revenues from professional fees decreased $28.8 million, or 56%, to $22.9 million in the first quarter of 2002 from $51.7 million in the first quarter of 2001. The decrease in revenues is due to a weak economic environment that led to decreased demand for the CRM services provided by us.

     Revenues from Managed Loyalty Services increased $0.3 million to $1.9 million in the first quarter of 2002 from $1.6 million in the first quarter of 2001. Managed Loyalty Services revenues represented 7% and 3% of total revenues for the quarters ended March 30, 2002 and March 31, 2001, respectively. Revenues from software increased $0.7 million to $1.1 million in the first quarter of 2002 from $0.4 million in the first quarter of 2001 due to sales of additional seats of our Loyalty Suite™ software and the resale of certain third party software products.

     Revenues from North American operations decreased $20.0 million to $23.2 million in the first quarter of 2002 from $43.2 million in the first quarter of 2001. International operations revenue decreased $7.8 million from $10.5 million to $2.7 million. This decrease is attributable to a weak economic environment as well as reduced activity in Australia and France.

     We had two customers accounting for more than 10% of our revenue in the first quarter of 2002. These customers were UnitedHealth Group at 14.3% and AT & T Wireless at 12.5%.

     Cost of Services

     Cost of services decreased $25.4 million, or 60%, to $16.8 million in the first quarter of 2002 from $42.2 million in the comparable quarter of 2001. This is due to a decrease in the number of engageable consultants to 331 as of March 30, 2002, for a decrease of 52%, from 690 as of March 31, 2001. Cost of services as a percentage of revenues decreased to 65% in the first quarter of 2002 compared to 79% for the comparable quarter of 2001. This decrease was primarily due to reduced engageable resources in the first quarter of 2002 versus 2001. First quarter cost of services were down $1.4 million or 7% compared to $18.2 million in the fourth quarter of 2001.

     Selling, General, Administrative and Research and Development Expenses

     These expenses decreased $16.1 million, or 67%, to $8.1 million in the first quarter of 2002 from $24.2 million in the first quarter of 2001. This decrease was primarily the result of headcount reductions and office closures in response to the decline of revenue as well as discontinued new development of Loyalty Suite™ software. The comparable headcounts for selling, general, administrative and research and development for the first quarter 2002 was 99 versus 239 in the first quarter of 2001. This decrease is primarily related to head count reductions of general, administrative and research and development personnel. These expenses were down $1.2 million or 13% compared to $9.3 million in the fourth quarter of 2001. During the first quarter of 2002, the allowance for uncollectible amounts was reduced by $0.4 million following the resolution of a disputed customer account receivable, which was offset by a $0.5 million increase to reserves for litigation and employment matters.

     Severance and Related Costs

     Severance and related costs decreased to $2.4 million in the first quarter of 2002 compared to $11.5 million in the comparable quarter of 2001. This reduction is the result of decreased need for additional headcount reductions, as earlier reductions had substantially sized the business to current revenues.

     Depreciation

     Depreciation expense decreased to $1.3 million for the first quarter of 2002 compared to $1.6 million in the comparable quarter of 2001. The $0.3 million decrease is due to the closure of facilities in 2001 which were no longer required based on existing revenue levels.

     Goodwill Amortization

     Goodwill amortization expense was zero in the first quarter of 2002 versus $1.2 million in the comparable quarter of 2001. This decrease is due to the fact that, effective January 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized. Goodwill amortization was primarily attributable to the acquisition of The Bentley Group in 1997.

     Other Income

     We recognized other non-operating income of $0.3 million in the first quarter of 2002 compared to $0.5 million in the comparable quarter of 2001. The $0.2 million decrease in other non-operating income was primarily due to reduced yields.

     Income Tax Benefit

     We recognized a tax benefit of $0.4 million in the first quarter of 2002 compared to a tax benefit of $10.1 million in the comparable quarter of 2001. The tax benefit in 2002 is affected by a combination of the geographical mix of operating results and a foreign tax refund received during the first quarter.

     Net Loss

     We reported a net loss of $2.1 million for the first quarter of 2002 as compared with a net loss of $16.5 million in the first quarter of 2001. The loss for the first quarter 2002 is primarily attributable to severance charges. We reported a net loss of $0.89 per share on a basic and diluted basis in the first quarter of 2002 versus a net loss of $3.30 per share in the comparable quarter of 2001.

Liquidity and Capital Resources

     Our principal capital requirements are to fund working capital needs, capital expenditures and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At March 30, 2002 we had cash and cash equivalents of approximately $41.7 million and restricted cash of approximately $10.5 million, which included the proceeds of a $8.6 million borrowing under our revolving credit line. Our cash and cash equivalents position declined $1.0 million compared to December 29, 2001. Restricted cash represents cash as security for our line of credit and letters of credit.

     Operating activities provided net cash of approximately $0.7 million during the first quarter of 2002 compared to a use of cash of $2.8 million during the first quarter of 2001. The primary contributors to the increase in cash from operations were the reduction of accounts receivable of $3.5 million due to an improved days sales outstanding of 69 days in the first quarter of 2002 versus 78 days in the fourth quarter of 2001. Subsequent to March 30, 2002, we have received aggregate tax refunds of $6.8 million and anticipate receiving additional refunds of $0.4 million in 2002.

     Cash flows used in investing activities consisted of capital expenditures of $0.7 million during the first quarter of 2002, as compared to capital expenditures of $2.3 million for the comparable quarter of 2001. The 2002 spending was primarily related to investment in customer management software as well as spending on additional internal software. A significant portion of the first quarter 2001 spending was related to investments in computer hardware and software as part of our development of infrastructure as a stand-alone company following the February 15, 2000 spin-off from Technology Solutions Company.

     We have a commitment to invest up to $14.7 million, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage CRM technology companies. We have not been requested to contribute any of our eLoyalty Ventures commitment and so remain subject to capital calls against that commitment on 10 business days’ prior written notice. While no formal action yet has been taken, the members of eLoyalty Ventures have decided to terminate the fund. The fund termination is expected to occur in 2002. Accordingly, we do not expect any expenditures relating to this fund during the remainder of 2002.

     Cash flows from financing activities decreased $10.7 million to $0.9 million used in financing activities for the first quarter of 2002 from $9.8 million provided by financing activities in the comparable quarter of 2001. Cash from such activities decreased as additional bank debt of $9.0 million was acquired in 2001 as well as a larger number of employees contributing to stock compensation programs. The $0.9 million used in 2002 is primarily attributable to the increase in restricted cash offset by the employee stock purchase plan that has been frozen at the beginning of the second quarter of 2002. Cash dividends of approximately $0.9 million are expected to be paid in July 2002 on the 7% Series B preferred stock. In addition, two semi-annual dividend payments of approximately $0.8 million each are expected to be paid in 2003 on the Series B stock. The amount of the dividend would be affected by any conversions of the Series B stock into common stock.

     Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows from operations and availability under an external credit line. Our balance of cash and cash equivalents was $41.7 million and $42.7 million as of March 30, 2002 and December 29, 2001, respectively.

     We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 17, 2001, providing for a secured revolving line of credit in a maximum principal amount of $15 million through December 28, 2002 (the “Facility”). The Facility requires us to maintain cash and cash equivalents within a secured account at the Bank. The balance in this secured account cannot be less than the total line of credit and letter of credit obligations under the Facility. The Facility replaced our previous revolving credit facility with Bank of America, N.A. At March 30, 2002, our borrowings under the Facility equaled $8.6 million. Available credit under the Facility has been reduced by an additional $1.9 million related to letters of credit issued under the Facility for operational commitments. Loans under the Facility bear interest at the Bank’s prime rate or, at our election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. Under the Facility, we agreed to pay a commitment fee of $25,000 which was paid in 2001.

     At March 30, 2002, we had three customers, AT&T Wireless, UnitedHealth Group and Eli Lilly, which accounted for 18%, 14% and 12%, respectively, of our total net accounts receivable. We have collected substantially all of these amounts subsequent to March 30, 2002. With a higher percentage of our revenues dependent on fewer customers, delayed payments by a few of our larger clients could result in reduced liquidity and reductions in our unrestricted cash balances.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. We adopted SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective January 1, 2002. The Company has completed the transitional impairment test of goodwill as of January 1, 2002 and no impairment was noted.

     The following is a reconciliation of the net loss and the basic and diluted net loss per common share between the amounts reported by eLoyalty and the adjusted amounts reflecting the new accounting requirements related to goodwill amortization for the periods presented (in thousands, except per share data).

	For the Three
	Months Ended
	March

	2002	2001

	(unaudited)
Net loss as reported	$(2,085)	$(16,477)
Add back goodwill amortization, net of tax	—	769

Net loss as adjusted	$(2,085)	$(15,708)
Series B preferred stock dividends and accretion	(2,441)	—

Net loss available to common stockholders as adjusted	$(4,526)	$(15,708)

Basic and diluted net loss per common share as reported	$(0.89)	$(3.30)
Add back goodwill amortization, net of tax	—	0.15

Basic and diluted net loss per common share as adjusted	$(0.89)	$(3.15)

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of”, while retaining many of the provisions of that statement. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

     In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We adopted this policy in our Form 10-K for the fiscal year ended December 29, 2001, and beginning in 2002, we have reclassed prior period amounts in order to make the financial statements comparable. Out-of-Pocket expenses included in revenues for the quarters ended March 2002 and 2001 were $2.2 million and $7.4 million, respectively. This change in presentation does not affect reported net loss.

Factors That May Affect Future Results or Market Price of Stock

     Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-Q include the following:

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

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

     We provide solutions to clients in a number of countries including the United States, Canada, United Kingdom, Germany, France and Australia. For the quarters ended March 2002 and 2001, 16% and 22%, respectively, of our revenues were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

     We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is based on LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. A 1% increase in the LIBOR rate would result in additional annual interest expense of approximately $0.1 million based on current borrowing.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

a)    Exhibits

10.1.	Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation.

b)    Reports on Form 8-K

                 None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 14, 2002.

eLOYALTY CORPORATION

By	/s/ Timothy J. Cunningham
Timothy J. Cunningham Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized signatory and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1.	Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation.