Form 10-Q
period 2002-06-29
ELOYALTY CORP
filed 2002-08-13
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 6, 2002 was 6,301,194.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	20
Part II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 29,	December 29,
	2002	2001

	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$48,107	$42,653
Restricted cash	10,800	9,448
Receivables (less allowances of $1,642 and $2,400, respectively)	17,139	22,934
Deferred income taxes	2,160	2,451
Prepaid expenses	2,087	1,190
Refundable income taxes	429	6,597
Other current assets	938	2,300

Total current assets	81,660	87,573
Equipment and leasehold improvements, net	16,622	17,889
Goodwill, net	2,135	2,135
Deferred income taxes	20,202	20,059
Long-term receivables and other	113	358

Total assets	$120,732	$128,014

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,600	$8,600
Accounts payable	2,349	2,154
Accrued compensation and related costs	6,564	8,274
Other current liabilities	6,286	8,750

Total current liabilities	23,799	27,778

Long-term liabilities	2,671	3,390
Commitments and contingencies

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,562,372 shares issued and outstanding with a liquidation preference of $24,132 and $23,318 at June 29, 2002 and December 29, 2001, respectively	23,268	19,499

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,321,090 and 5,629,218 shares issued and outstanding, respectively	63	56
Additional paid-in capital	150,253	150,071
Accumulated deficit	(64,550)	(61,490)
Unearned compensation	(10,521)	(6,749)
Other	(4,251)	(4,541)

Total stockholders’ equity	70,994	77,347

Total liabilities and stockholders’ equity	$120,732	$128,014

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June		June

	2002	2001	2002	2001

	(unaudited)		(unaudited)

Revenues	$21,731	$38,267	$47,590	$91,954
Operating Expenses:
Cost of services	14,375	29,336	31,183	71,580
Selling, general, administrative and research and development	6,934	17,838	15,020	42,064
Severance and related costs	—	10,719	2,410	22,194
Depreciation expense	1,387	1,230	2,735	2,844
Goodwill amortization	—	1,241	—	2,485

Total operating expenses	22,696	60,364	51,348	141,167

Operating loss	(965)	(22,097)	(3,758)	(49,213)
Other income	175	692	481	1,232

Loss before income taxes	(790)	(21,405)	(3,277)	(47,981)
Income tax provision (benefit)	185	8,508	(217)	(1,591)

Net loss	$(975)	$(29,913)	$(3,060)	$(46,390)
Dividends and accretion related to Series B preferred stock	(2,143)	—	(4,584)	—

Net loss available to common stockholders	$(3,118)	$(29,913)	$(7,644)	$(46,390)

Basic net loss per common share	$(0.61)	$(5.98)	$(1.50)	$(9.29)

Diluted net loss per common share	$(0.61)	$(5.98)	$(1.50)	$(9.29)

Shares used to calculate basic net loss per common share	5,100	4,998	5,081	4,996

Shares used to calculate diluted net loss per common share	5,100	4,998	5,081	4,996

Noncash compensation included in individual line items above:
Cost of services	$212	$367	$357	$630
Selling, general, administrative and research and development	764	547	1,284	1,044

Total noncash compensation	$976	$914	$1,641	$1,674

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months
	Ended June

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,060)	$(46,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, goodwill amortization and noncash compensation	4,376	7,003
Uncollectible amounts	(400)	2,908
Severance and related costs, net of cash payments	(2,038)	14,821
Deferred income taxes	501	2,624
Changes in assets and liabilities:
Receivables	6,561	32,547
Sales of trading securities related to deferred compensation program	—	328
Refundable income taxes	6,984	700
Other current assets	(904)	(6,305)
Accounts payable	139	(1,330)
Accrued compensation and related costs	(1,184)	(8,008)
Deferred compensation	—	(378)
Other liabilities	(2,921)	(3,956)
Long-term receivables and other	245	224

Net cash provided by (used in) operating activities	8,299	(5,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,452)	(5,527)

Net cash used in investing activities	(1,452)	(5,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	—	9,000
Required deposit on revolving credit agreement	(1,352)	—
Repayments on revolving credit agreement	—	(400)
Proceeds from stock compensation plans	89	1,022

Net cash (used in) provided by financing activities	(1,263)	9,622

Effect of exchange rate changes on cash and cash equivalents	(130)	(369)

Increase (decrease) in cash and cash equivalents	5,454	(1,486)
Cash and cash equivalents, beginning of period	42,653	41,138

Cash and cash equivalents, end of period	$48,107	$39,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$96	$128
Cash (refunded) paid for income taxes	$(6,732)	$1,140

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—General

     In the opinion of management, the accompanying unaudited consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 29, 2002, the consolidated results of our operations and cash flows for the three months and six months ended June 29, 2002 and June 30, 2001, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X. Certain reclassifications have been made to the 2001 consolidated statements of operations to conform to the 2002 presentation. These reclassifications had no impact on net loss or stockholders’ equity. All share amounts have been adjusted to give effect to the one-for-ten reverse stock split effected December 19, 2001.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and our Form 8-K filed on June 19, 2002.

Note 2—Severance and related costs

     In the first quarter 2002, eLoyalty recognized a pre-tax charge of $2.4 million resulting from cost reduction actions of $2.1 million taken throughout the quarter as well as changes in estimates for prior accruals of $0.3 million. We did not record additional charges in the second quarter of 2002. The first quarter charges related to employee severance payments and related costs for the elimination of approximately 40 positions, in both the North American and International segments. Severance costs include contractual salary and related fringe benefits over the severance payment period, forgiveness of employee loans and outplacement costs. Facility costs primarily include expected losses on contractual lease commitments, net of estimated sublease recoveries, and write down of leasehold improvements. Other costs include laptop and other computer lease termination costs, legal expenses and the write down of deposits related to outside services, which have been terminated.

     During the six months ended June 29, 2002, eLoyalty made cash payments of $4.4 million related to the foregoing actions. eLoyalty expects substantially all severance and related costs to be paid out by the end of 2002 pursuant to agreements entered into with affected employees, facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007 and other costs to be paid pursuant to contractual commitments through 2003.

     The following table represents the activity related to these charges for the six months ended June 29, 2002 (in thousands):

	Reserve Balance	Charge and
	December 29, 2001	Adjustments	Payments	June 29, 2002

Employee Severance	$1,601	$1,874	$2,463	$1,012
Facilities	4,141	192	816	3,517
Other	2,174	344	1,169	1,349

Total	$7,916	$2,410	$4,448	$5,878

     The remaining reserve for facilities reflects an estimate of costs for closed facilities for which subletting is not expected to result in the full recovery of our total contracted lease payments. If we are unable to sublet any of these facilities, the additional charge would be approximately $1.2 million. The charge/adjustments column reflects the charges and changes in expected payments for leases and severances.

     Of the $5.9 million that remains reserved as of June 29, 2002, $2.7 million related to future lease payments, net of estimated sublease recoveries, is reflected in Long-term liabilities, $1.0 million related to severance payments is reflected in Accrued compensation and related costs and the balance of $2.2 million is reflected in Other current liabilities.

Note 3—Comprehensive Net Loss

     Comprehensive net loss is comprised of the following (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June		June

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(975)	$(29,913)	$(3,060)	$(46,390)
Other comprehensive loss:
Effect of currency translation	478	(287)	290	(2,242)

Comprehensive net loss	$(497)	$(30,200)	$(2,770)	$(48,632)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.2 million at June 29, 2002 and $4.5 million at December 29, 2001.

Note 4—Loss Per Share

     The following table sets forth the computation of the shares used in the calculation of our basic and diluted loss per share (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June		June

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(975)	$(29,913)	$(3,060)	$(46,390)
Series B preferred stock dividends and accretion	(2,143)	—	(4,584)	—

Net loss available to common stockholders	$(3,118)	$(29,913)	$(7,644)	$(46,390)

Weighted average common shares outstanding	5,100	4,998	5,081	4,996

     We have not included common stock equivalents in the diluted loss per share calculation as they are antidilutive in periods in which there is a loss. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,620 and 59 for the three months ended June 2002 and 2001, respectively, and 3,641 and 157 for the six months ended June 2002 and 2001, respectively.

Note 5—Segment Information

     We operate in one business segment focused exclusively on providing customer relationship management (“CRM”) related consulting services. As a result of organizational changes in 2001, we have two reportable geographic segments. Those segments are: North America and International. Our North American business includes our United States and Canadian operations. Our International business includes operations in Europe and Australia. The following table reflects revenues and operating results by reportable segment for the three and six months ended June 29, 2002 and June 30, 2001, respectively, and total assets as of June 29, 2002 and December 29, 2001 (in thousands).

	North
For the Three Months Ended June	America	International	Total

Revenues
2002	$19,261	$2,470	$21,731
2001	$32,677	$5,590	$38,267
Operating income (loss)
2002	$220	$(1,185)	$(965)
2001	$(14,472)	$(7,625)	$(22,097)

	North
For the Six Months Ended June	America	International	Total

Revenues
2002	$42,405	$5,185	$47,590
2001	$75,837	$16,117	$91,954
Operating (loss)
2002	$(913)	$(2,845)	$(3,758)
2001	$(37,882)	$(11,331)	$(49,213)

Total assets
June 29, 2002	$108,459	$12,273	$120,732
December 29, 2001	$110,780	$17,234	$128,014

		Other	Total
	United	North	North		United	Other	Total
	States	America	America	Germany	Kingdom	International	International	Total

For the Three Months Ended June
Revenues
2002	$17,994	$1,267	$19,261	$1,340	$477	$653	$2,470	$21,731
2001	$31,460	$1,217	$32,677	$2,524	$2,256	$810	$5,590	$38,267

For the Six Months Ended June
Revenues
2002	$39,700	$2,705	$42,405	$3,355	$644	$1,186	$5,185	$47,590
2001	$73,282	$2,555	$75,837	$5,701	$8,069	$2,347	$16,117	$91,954

     Total long-lived assets for our US operations are $17,680 and $19,055 at June 29, 2002 and December 29, 2001, respectively. For the three and six months ended June 29, 2002, 100% and 98%, respectively, of our revenues related to professional services.

Note 6—Income Taxes

     We have a deferred tax asset balance of $22.4 million at June 29, 2002 reflecting primarily the benefit of U.S. loss carryforwards, which expire in periods through 2021. Realization is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Although realization is not assured, we believe that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised.

     During the second quarter of 2001, we established a valuation allowance against the benefit of certain international operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of international operating units to acceptable, continuing levels of profitability. As of June 29, 2002, we had a valuation allowance of $15.5 million relating to these international operating unit tax losses.

     eLoyalty’s ability to utilize its net operating loss (NOL) carryforwards could become subject to significant limitations under Section 382 of the U.S. Internal Revenue Code if eLoyalty were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of eLoyalty’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of eLoyalty’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

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

     On February 28, 2002, each US Vice President received a grant of restricted eLoyalty Common Stock in an amount such that, when combined with previous equity grants to such Vice President, the aggregate equity granted to such Vice President approximately equaled the target equity ownership level for the tier to which such Vice President was assigned. The restrictions have and will lapse on such stock in 20 equal quarterly installments, beginning on May 31, 2002. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Non-US Vice Presidents received an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of eLoyalty Common Stock as would have been issued to them as restricted stock, had they been US employees, in 20 equal quarterly installments, beginning on May 31, 2002. The restricted stock awards are shares of eLoyalty common stock granted to an individual. Installment stock awards are grants to an individual of a contractual right to receive future grants of eLoyalty common stock in specified amounts on specified dates, subject to the individual remaining an eLoyalty employee on the date of the subject grant. In the first quarter of 2002, approximately 890,000 shares of eLoyalty Common Stock, in the aggregate, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with the Program. Substantially all of this stock came from eLoyalty’s 1999 Stock Incentive Plan (the “1999 Plan”) and such stock constituted substantially all of the stock then available for issuance under the 1999 Plan. This issuance resulted in $5.8 million in noncash compensation that will be charged to income over the five-year restriction lapsing and installment grant period. During the second quarter of 2002, approximately 57,000 additional shares of eLoyalty Common Stock, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with the above program which resulted in $0.3 million in noncash compensation that will be charged to income over the five year restriction lapsing and installment grant period. The grants are for persons promoted to Vice President and Vice Presidents promoted to higher tiers with associated higher target levels of equity ownership. During the same period, a total of approximately 11,000 shares of unvested restricted stock and stock reserved for installment awards were cancelled or made available for future issuance due to termination of employment of Vice Presidents to whom they had been issued or for whom they had been reserved.

     At eLoyalty’s 2002 Annual Meeting of Stockholders, held on May 16, 2002, the stockholders approved a 500,000 share increase in the number of shares available for issuance under the 1999 Plan. This increase will permit future equity grants to be made to eLoyalty’s President and Chief Executive Officer, the size and form of which grant has not yet been determined, and nonemployee members of its Board of Directors, currently anticipated to be in the form of options to purchase 50,000 shares of Common Stock per director, with a reserve for grants to any additional directors added to the Board and to accommodate grants to persons promoted to Vice President and Vice Presidents promoted to tiers having higher target levels of equity ownership.

Note 8—Employee Benefit Plans

     eLoyalty froze its Employee Stock Purchase Plan effective March 31, 2002. eLoyalty retains the ability to reactivate this plan in the future.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June		June

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss as reported	$(975)	$(29,913)	$(3,060)	$(46,390)
Add back goodwill amortization, net of tax	—	905	—	1,674

Net loss as adjusted	$(975)	$(29,008)	$(3,060)	$(44,716)
Series B preferred stock dividends and accretion	(2,143)	—	(4,584)	—

Net loss available to common stockholders as adjusted	$(3,118)	$(29,008)	$(7,644)	$(44,716)

Basic and diluted net loss per common share as reported	$(0.61)	$(5.98)	$(1.50)	$(9.29)
Add back goodwill amortization, net of tax	—	0.18	—	0.34

Basic and diluted net loss per common share as adjusted	$(0.61)	$(5.80)	$(1.50)	$(8.95)

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

     In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We adopted this policy in our Form 10-K for the fiscal year ended December 29, 2001, and beginning in 2002, we have reclassed prior period amounts in order to make the financial statements comparable. Out-of-Pocket expenses included in revenues for the three months ended June 2002 and 2001 were $2.0 million and $3.3 million, respectively, and for the six months ended June 2002 and 2001 were $4.2 million and $10.7 million, respectively. This change in presentation does not affect the reported net loss.

     SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections,” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

Note 10—Commitments and Contingencies

     We have a commitment to invest up to $14.7 million, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage CRM technology companies. We have not been requested to contribute any of our eLoyalty Ventures commitment and so remain subject to capital calls against that commitment on 10 business days’ prior written notice. The members of eLoyalty Ventures have decided to terminate the fund and have commenced the process of doing so. The fund termination is expected to occur in 2002. Accordingly, we do not expect any expenditures relating to this fund during the remainder of 2002.

     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at June 29, 2002, there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Forward-Looking Statements

     The following Management’s Discussion and Analysis and other parts of this quarterly report contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under “Factors That May Affect Future Results or Market Price of Stock” included later in this quarterly report. Readers should also carefully review the risk factors described in other documents that eLoyalty files from time to time with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and Form 8-K filed on June 19, 2002.

     Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and, subject to applicable law, eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances.

Background

     eLoyalty is a global management consulting and systems integration organization focused exclusively on building customer loyalty solutions for our clients. We offer a range of CRM-related services including evaluating and developing business strategy, designing and implementing technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems. We refer to the solutions that we provide our clients to enhance their customer relations as “loyalty solutions,” in that they are designed to create long-term customer loyalty measured by factors including an increase in repeat sales, reduction of the cost of sales and increase in customer referrals. We help companies identify and measure the impact of improved customer relationships on profitability. Our customized solutions align many isolated customer contact channels, including the Internet, e-mail, call centers, field sales and field service. The solutions we design and implement enable our clients to sustain higher levels of success with their customers.

     We operate in two primary business segments:North America (consisting of the US and Canada) and International. In 2001, we globalized and centralized our delivery, business development and infrastructure organizations and processes. Accordingly, there are no material distinctions between the character and nature of the two segments, other than financial results as discussed herein.

Performance Overview and General Outlook

     Our consolidated revenues were $21.7 million in the second quarter of 2002. This represents an approximate 43% decline as compared to the second quarter of 2001. The decrease in revenues is primarily due to a general economic slowdown that has contributed to decreased spending on information technology. On a sequential basis, our revenues decreased $4.1 million from the first quarter of 2002.

     Utilization was 59% for the second quarter of 2002 compared to 54% percent in the second quarter of 2001 and 59% in the first quarter of 2002. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that have resulted in a relatively low average hourly billing rate from $200 in the second quarter of 2001 as compared to $202 in the second quarter of 2002. As compared to the first quarter of 2002, our average bill rate is down from $203. Our revenue per billable consultant increased to $265,000 in the second quarter of 2002 from $228,000 in the second quarter of 2001. On a sequential basis our revenue per billable consultant is down from $288,000 in the first quarter of 2002. Our revenue concentration has remained flat as our top 10 customers accounted for 76% of our revenue in both the first and second quarters of 2002. In addition, the top 20 customers accounted for 90% of our revenue in both the first and second quarters of 2002.

     We presently expect the current economic slowdown and related uncertain client expenditure commitments and extended decision time frames to persist throughout 2002. We anticipate revenue for the third quarter 2002 to range from flat to unfavorable by 10% compared to the second quarter. We expect both our North American segment (which has historically accounted for more than 80% of our consolidated revenues) and our International segment to continue to suffer from a challenging business environment.

     We have continued to actively manage our cost structure related to our expected revenues and business requirements. We are continuing to explore possible cost reduction actions in the third quarter of 2002. The nature and scope of these actions have not yet been determined. Accordingly, a special charge of indeterminate size relating to these actions could be recognized in that quarter. At the end of June 2002 we had 431 employees versus 436 at the end of the first quarter of 2002 and 786 at the end of June 2001.

     Our revenues are generated primarily from professional services, which are billed principally on a time and materials basis. We have, on occasion, contracted projects on a fixed fee basis. Revenues are recognized for time and material engagements as services are rendered utilizing the percentage-of-completion method.

     Other revenue contributors include fees generated from Managed Loyalty Services (including Loyalty Support™ services, purpose-built hosted solutions and e-PROFILE™). Revenues from sales of our Managed Loyalty Services were 8% and 5% in the second quarter of 2002 and 2001. For the six months ended June 2002 and 2001, revenues were 7% and 4%, respectively. There was no software revenue in the second quarter of 2002 or 2001, respectively, whether related to our Loyalty Suite™ software or resale of third party software products. Revenues from sales of our Loyalty Suite™ software were 2% and 0% of revenues for the six months ended June 2002 and 2001, respectively.

     Our revenues from international operations primarily represent revenues in Europe and Australia. International operations represented 11% and 15% of revenues for the quarters ended June 2002 and 2001, and 11% and 18% of revenues for the six months ended June 2002 and 2001, respectively.

     Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes employee costs for training, travel expenses, laptop computer leases and other expenses of a billable and non-billable nature.

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, and administrative personnel, plus a provision for uncollectible amounts.

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

Critical Accounting Policies and Estimates

     Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, collectibility of customer accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, the realizability of net deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize revenue and profit from professional services performed for clients as work progresses using the percentage-of-completion method. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. We follow this method because we believe that reasonably dependable estimates of the revenue and costs applicable to various stages of a client project can be made. Revisions in profit estimates are recorded in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     In 2001 we recorded an income tax valuation allowance to reduce our international net deferred tax assets to zero, representing the amount that is considered more likely than not to be realized and have ceased recognizing any future benefits. The decision to establish a valuation allowance was made following an assessment of the recoverability of these net deferred tax assets in light of current estimates of a near-term return of international operating units to acceptable, continuing level of profitability. As of June 29, 2002, no valuation allowance has been recorded for the US net deferred tax assets of $22.4 million, as it is considered more likely than not that these net assets will be realized over the carryforward period. This conclusion was based on forecasts of future financial results that indicate that our US operations will return to profitability in fiscal 2002 and that the net deferred tax asset will be fully realized by 2004. The amount of the US net deferred tax asset that is considered realizable could be reduced in the near term through the recording of valuation allowances if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised or if we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code. In the event we were to determine that we would be able to more likely than not realize deferred tax assets for which valuation allowances had previously been provided, an adjustment to the deferred tax asset would be required, increasing income in the period such determination was made.

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

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

     Revenues

     Our revenues decreased $16.6 million, or 43%, to $21.7 million in the second quarter of 2002 from $38.3 million in the same quarter last year. Revenues from professional fees decreased $16.2 million, or 45%, to $20.0 million in the second quarter of 2002 from $36.2 million in the second quarter of 2001. The decrease in revenues is primarily due to a weak economic environment that led to decreased demand for the CRM services provided by us.

     Revenues from Managed Loyalty Services decreased $0.3 million to $1.7 million in the second quarter of 2002 from $2.0 million in the second quarter of 2001. Managed Loyalty Services revenues represented 8% and 5% of total revenues for the quarters ended June 29, 2002 and June 30, 2001, respectively. There was no software revenue in the second quarter of 2002 or 2001, related to our Loyalty Suite™ software or resale of third party software products.

     Revenues from North American operations decreased $13.4 million to $19.3 million in the second quarter of 2002 from $32.7 million in the second quarter of 2001. International operations revenue decreased $3.2 million to $2.4 million in the second quarter of 2002 from $5.6 million in the second quarter of 2001. This decrease is attributable to a weak economic environment as well as a reduced presence in Australia and France.

     We had four customers accounting for more than 10% of our revenues in the second quarter of 2002. These customers were Eli Lilly at 13%, AT&T Wireless at 13%, Allstate at slightly more than 10% and UnitedHealth Group at slightly more than 10%.

     Cost of Services

     Cost of services decreased $14.9 million, or 51%, to $14.4 million in the second quarter of 2002 from $29.3 million in the comparable quarter of 2001. This is due to a 43% decrease in the number of engageable consultants to 324 as of June 29, 2002 from 572 as of June 30, 2001. Cost of services as a percentage of revenues decreased to 66% in the second quarter of 2002 compared to 77% for the comparable quarter of 2001. This decrease was primarily due to reduced engageable resources in the second quarter of 2002 versus 2001. Second quarter cost of services were down $2.4 million or 14% compared to $16.8 million in the first quarter of 2002.

     Selling, General, Administrative and Research and Development Expenses

     These expenses decreased $10.9 million, or 61%, to $6.9 million in the second quarter of 2002 from $17.8 million in the second quarter of 2001. This decrease was primarily the result of headcount reductions and office closures in response to the decline of revenue as well as discontinued new development of Loyalty Suite™ software. It is also attributable to lower spending on outside services such as telecommunications costs, professional fees, and marketing services. The comparable headcounts for selling, general, administrative and research and development for the second quarter 2002 was 101 versus 218 in the second quarter of 2001. This decrease is primarily related to headcount reductions of general, administrative and research and development personnel. These expenses were down $1.2 million or 14% compared to $8.1 million in the first quarter of 2002.

     Severance and Related Costs

     There were no severance and related costs in the second quarter of 2002 compared to $10.7 million in the second quarter of 2001. This reduction is the result of decreased need for additional headcount reductions, as earlier reductions had substantially sized the business to then expected revenues and business requirements.

     Depreciation Expense

     Depreciation expense increased to $1.4 million in the second quarter of 2002 compared to $1.2 million in the comparable quarter of 2001. The $0.2 million increase is due to the increased investment in technology.

     Goodwill Amortization

     Goodwill amortization expense was zero in the second quarter of 2002 versus $1.2 million in the comparable quarter of 2001. This decrease is due to the fact that, effective January 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized. Goodwill amortization was primarily attributable to the acquisition of The Bentley Group in 1997.

     Other Income

     We recognized other non-operating income of $0.2 million in the second quarter of 2002 compared to $0.7 million in the comparable quarter of 2001. The $0.5 million decrease in other non-operating income was primarily due to reduced yields for funds classified as cash and restricted cash.

     Income Tax Provision (Benefit)

     We recognized a tax provision of $0.2 million in the second quarter of 2002 compared to $8.5 million in the comparable quarter of 2001. The tax provision in 2002 is related to income in the United States and the provision in 2001 is related to the establishment of a tax valuation allowance.

Net Loss

     Due to the factors described above, we reported a net loss of $1.0 million for the second quarter of 2002 as compared with a net loss of $29.9 million in the second quarter of 2001. The loss for the second quarter of 2001 is primarily attributable to a charge for severance and related costs and the establishment of a tax valuation allowance. We reported a net loss of $0.61 per share on a basic and diluted basis in the second quarter of 2002 versus a net loss of $5.98 per share in the comparable quarter of 2001.

First Six Months of 2002 Compared with First Six Months of 2001

     Revenues

     Our revenues decreased $44.4 million, or 48%, to $47.6 million in the first six months of 2002 from $92.0 million in the comparable period in 2001. Professional service fee revenues decreased $45.0 million to $42.9 million in the first six months of 2002. Other revenue contributors include fees generated from Managed Loyalty Services (including Loyalty Support services, purpose-built hosted solutions and eProfile). Revenues from Managed Loyalty Services in the first six months of 2002 and 2001 were $3.5 million, or 7% of total 2002 revenue, and $3.7 million, or 4% of total 2001 revenue. Revenue from software sales increased $0.7 million to $1.1 million in the six months ended June 2002 from $0.4 million in the six months ended June 2001. This was due to sales of additional seats of our Loyalty Suite™ software and the resale of certain third party software products. The $44.4 million decrease in total revenues is primarily due to the overall softening of demand for technology investments as a result of ongoing economic weakness.

     Revenues from North American operations decreased $33.4 million to $42.4 million in the first six months of 2002 from $75.8 million for the same period in 2001. International operations revenue decreased $10.9 million from $16.1 million to $5.2 million. This decrease is attributable to a weak economic environment as well as a reduced presence in Australia and France.

     We had three customers accounting for more than 10% of our revenue in the first six months of 2002. These customers were AT&T Wireless at 13%, UnitedHealth Group at 12%, and Eli Lilly at 11%.

     Cost of Services

     Cost of services decreased $40.4 million, or 56%, to $31.2 million in the first six months of 2002 from $71.6 million in the comparable period in 2001. This is due to a 43% decrease in the number of engageable consultants to 324 as of June 29, 2002 from 572 as of June 30, 2001. The majority of these reductions occurred in the second quarter of 2001. Cost of services as a percentage of revenues decreased to 66% in the first six months of 2002 compared to 78% for the comparable period in 2001. This decrease was primarily due to reduced engageable resources in 2002 versus 2001.

     Selling, General, Administrative and Research and Development Expenses

     These expenses decreased $27.1 million, or 64%, to $15.0 million in the first six months of 2002 from $42.1 million in the comparable period in 2001. This decrease was primarily the result of headcount reductions and office closures in response to the decline of revenue as well as discontinued new development of Loyalty Suite™ software. It is also attributable to lower spending on outside services such as telecommunications costs, professional fees, and marketing services. The comparable headcounts for selling, general, administrative and research and development at June 2002 and June 2001 was 101 versus 218, respectively. This decrease is primarily related to headcount reductions of general, administrative and research and development personnel.

     Severance and Related Costs

     Severance and related costs decreased $19.8 million in the first six months of 2002 to $2.4 million from $22.2 million for the comparable period in 2001. This reduction is the result of decreased need for additional headcount reductions, as earlier reductions had substantially sized the business to then expected revenues and business requirements.

     Depreciation Expense

     Depreciation expense decreased to $2.7 million for the first six months of 2002 compared to $2.8 million in the comparable period in 2001. The $0.1 million decrease is due to the closure of facilities in 2001.

     Goodwill Amortization

     Goodwill amortization expense was zero in the first six months of 2002 versus $2.5 million in the comparable period of 2001. This decrease is due to the fact that, effective January 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized. Goodwill amortization was primarily attributable to the acquisition of The Bentley Group in 1997.

     Other Income

     We recognized other non-operating income of $0.5 million in the first six months of 2002 compared to $1.2 million in the comparable period in 2001. The $0.7 million decrease in other non-operating income was primarily due to reduced yields for funds classified as cash and restricted cash.

     Income Tax Provision (Benefit)

     We recognized a tax benefit of $0.2 million in the first six months of 2002 compared to a tax benefit of $1.6 million in the comparable period in 2001. This decrease is due to lower severance costs and thus a lower loss in 2002 compared to 2001.

     Net Loss

     Due to the factors described above, we reported a net loss of $3.1 million for the first six months of 2002 as compared with a net loss of $46.4 million for the comparable period in 2001. The loss for the first six months of 2001 is primarily attributable to a charge for severance and related costs and the establishment of a tax valuation allowance. We reported a net loss of $1.50 per share on a basic and diluted basis in the first six months of 2002 compared to a net loss of $9.29 per share in the comparable period in 2001.

Liquidity and Capital Resources

     Our principal capital requirements are to fund working capital needs, capital expenditures, payment of dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At June 29, 2002 we had cash and cash equivalents of approximately $48.1 million and restricted cash of approximately $10.8 million, which included the proceeds of an $8.6 million borrowing under our revolving credit line. Our cash and cash equivalents position increased $5.4 million compared to December 29, 2001. Restricted cash represents cash as security for our line of credit and letters of credit. The increase in restricted cash is due principally to additional letters of credit for leases and sales of third party software.

     Operating activities provided net cash of approximately $8.3 million during the first six months of 2002 compared to a use of cash of $5.2 million during the same period in 2001. This was due primarily to the collection of tax refunds of $7.0 million. Another contributor to the increase in cash from operations was the reduction of accounts receivable of $6.6 million due to an improved days sales outstanding of 71 days at June 29, 2002 versus 78 days at December 29, 2001.

     Cash flows used in investing activities consisted of capital expenditures of $1.5 million during the first six months of 2002, as compared to capital expenditures of $5.5 million for the comparable period of 2001. The 2002 spending was primarily related to investment in customer management software as well as spending on additional internal software. A significant portion of the 2001 spending was related to investments in computer hardware and software as part of our development of infrastructure as a stand-alone company following the February 15, 2000 spin-off from Technology Solutions Company.

     We have a commitment to invest up to $14.7 million, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage CRM technology companies. We have not been requested to contribute any of our eLoyalty Ventures commitment and so remain subject to capital calls against that commitment on 10 business days’ prior written notice. The members of eLoyalty Ventures have decided to terminate the fund and we have commenced the process of doing so. The fund termination is expected to occur in 2002. Accordingly, we do not expect any expenditures relating to this fund during the remainder of 2002.

     Cash flows from financing activities decreased $10.9 million to $1.3 million used in financing activities for the first six months of 2002 from $9.6 million provided by financing activities in the comparable period of 2001. Cash from such activities decreased as additional bank debt of $9.0 million was incurred in 2001. The $1.3 million used in 2002 is primarily attributable to the increase in restricted cash offset by the freezing of the employee stock purchase plan at the beginning of the second quarter of 2002. Cash dividends of approximately $0.9 million were paid in July 2002 on the 7% Series B preferred stock. In addition, two semi-annual dividend payments of approximately $0.8 million each are expected to be paid in 2003 on the Series B stock. The amount of the dividend would decrease by any conversions of the Series B stock into common stock.

     Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows from operations and availability under an external credit line. Our balance of cash and cash equivalents was $48.1 million and $42.7 million as of June 29, 2002 and December 29, 2001, respectively. In addition, our restricted cash of $10.8 million at June 29, 2002 is available to retire our indebtedness under the Facility as described below.

     We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 17, 2001, providing for a secured revolving line of credit in a maximum principal amount of $15 million through December 28, 2002 (the “Facility”). The Facility requires us to maintain cash and cash equivalents within a secured account at the Bank. The balance in this secured account cannot be less than the total line of credit and letter of credit obligations under the Facility. The Facility replaced our previous revolving credit facility with Bank of America, N.A. At June 29, 2002, our borrowings under the Facility equaled $8.6 million. Available credit under the Facility has been reduced by an additional $2.2 million related to letters of credit issued under the Facility for operational commitments. Loans under the Facility bear interest at the Bank’s prime rate or, at our election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. Under the Facility, we agreed to pay a commitment fee of $25,000 which was paid in 2001.

     At June 29, 2002, we had four customers accounting for more than 10% of our revenue in the second quarter of 2002. These customers were Eli Lilly, AT&T Wireless, Allstate and UnitedHealth Group which accounted for 12%, 10%, 6% and 10%, respectively, of our total net accounts receivable. We have collected approximately half of these amounts subsequent to June 29, 2002. With a higher percentage of our revenues dependent on fewer customers, delayed payments by a few of our larger clients could result in reduced liquidity and reductions in our unrestricted cash balances.

     We anticipate that our current cash resources, together with other expected internal and external sources of liquidity, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. We also anticipate that our cash resources will be sufficient to meet our long-term needs. If, however, our operating activities or net cash needs for the year were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there could be no assurance that we would have access to additional external capital resources on acceptable terms.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June		June

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss as reported	$(975)	$(29,913)	$(3,060)	$(46,390)
Add back goodwill amortization, net of tax	—	905	—	1,674

Net loss as adjusted	$(975)	$(29,008)	$(3,060)	$(44,716)
Series B preferred stock dividends and accretion	(2,143)	—	(4,584)	—

Net loss available to common stockholders as adjusted	$(3,118)	$(29,008)	$(7,644)	$(44,716)

Basic and diluted net loss per common share as reported	$(0.61)	$(5.98)	$(1.50)	$(9.29)
Add back goodwill amortization, net of tax	—	0.18	—	0.34

Basic and diluted net loss per common share as adjusted	$(0.61)	$(5.80)	$(1.50)	$(8.95)

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

     In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We adopted this policy in our Form 10-K for the fiscal year ended December 29, 2001, and beginning in 2002, we have reclassed prior period amounts in order to make the financial statements comparable. Out-of-Pocket expenses included in revenues for the three months ended June 2002 and 2001 were $2.0 million and $3.3 million, respectively, and for the six months ended June 2002 and 2001 were $4.2 million and $10.7 million, respectively. This change in presentation does not affect reported net loss.

     SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections,” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

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

     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, France, Germany, Ireland and the United Kingdom. For the quarters ended June 2002 and 2001, 17% and 18%, respectively, of our revenues were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Part II. Other Information

Item 4—Submission of Matters to a Vote of Security Holders

Our 2002 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 16, 2002. Represented at the Annual Meeting, either in person or by proxy, were 9,278,057 voting shares, consisting of common stock and Series B preferred stock. This represented more than a majority of the shares of eLoyalty common and preferred stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.

The following actions were taken at the Annual Meeting:

1.	Messrs. Conway and Murray, the nominees for election as Class III Directors at the Annual Meeting were reelected to serve as members of eLoyalty’s Board of Directors for a three year term expiring in 2005. The vote for Mr. Conway was: 9,051,111 shares voted in favor of election, and 226,946 votes withheld. The vote for Mr. Murray was: 9,032,849 shares voted in favor of election and 245,208 votes withheld. In addition, the terms of office for Messrs. Coxe and Kohler continue until the 2003 Annual Meeting and the term of office for Mr. Hoag continues until the 2004 Annual Meeting.

2.	Stockholders approved the amendment of the eLoyalty Corporation 1999 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the Plan by 500,000 shares. The vote was: 8,545,797 shares voted in favor of the amendment, 680,768 voted against it, and 51,492 shares abstained from voting.

3.	Stockholders ratified the appointment of PricewaterhouseCoopers LLP as eLoyalty’s independent public accountants for its current fiscal year ending December 28, 2002. The vote was: 9,105,620 shares voted in favor of the ratification of such appointment; 169,670 voted against it, and 2,767 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

	10.1	Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation.

	10.2	Summary of Vice President Compensation Program.

	10.3	eLoyalty 1999 Stock Incentive Plan, as Amended and Restated effective May 16, 2002.

b)	Reports on Form 8-K

On June 19, 2002, eLoyalty filed a Form 8-K reporting under Item 5 the nonamortization provisions of goodwill pursuant to Statement of Financial Accounting Standards No. 142. The additional goodwill disclosure reported a reconciliation of net (loss) income and per share information for the years ended December 29, 2001, December 30, 2000 and December 31, 1999 as reported and the adjusted amounts, as if the nonamortization provisions of SFAS 142 had been adopted at the beginning of these respective fiscal years.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 13, 2002.

eLOYALTY CORPORATION

By	/s/ Timothy J. Cunningham Timothy J. Cunningham Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized signatory and principal financial and accounting officer)