Form 10-Q
period 2002-09-28
ELOYALTY CORP
filed 2002-11-12
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

                                          (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 4, 2002 was 6,489,012.

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 28,	December 29,
	2002	2001

	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$49,134	$42,653
Restricted cash	10,564	9,448
Receivables (less allowances of $1,590 and $2,400, respectively)	13,363	22,934
Deferred come taxes	2,025	2,451
Prepaid expenses	1,576	1,190
Refundable income taxes	347	6,597
Other current assets	648	2,300

Total current assets	77,657	87,573
Equipment and leasehold improvements, net	15,735	17,889
Goodwill, net	2,135	2,135
Deferred income taxes	21,015	20,059
Long-term receivables and other	70	358

Total assets	$116,612	$128,014

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,600	$8,600
Accounts payable	2,919	2,154
Accrued compensation and related costs	6,468	8,274
Other current liabilities	6,167	8,750

Total current liabilities	24,154	27,778

Long-term liabilities	2,359	3,390
Commitments and contingencies
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,399,562 and 4,562,372 shares issued and outstanding with a liquidation preference of $22,830 and $23,318 at September 28, 2002 and December 29, 2001, respectively	22,438	19,499
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,433,858 and 5,629,218 shares issued and outstanding, respectively	64	56
Additional paid-in capital	150,053	150,071
Accumulated deficit	(68,885)	(61,490)
Unearned compensation	(9,344)	(6,749)
Other	(4,227)	(4,541)

Total stockholders’ equity	67,661	77,347

Total liabilities and stockholders’ equity	$116,612	$128,014

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September		September

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenue	$20,730	$29,129	$68,320	$121,083
Operating Expenses:
Cost of services	14,130	23,425	45,313	95,005
Selling, general, administrative and research and development	7,131	11,703	22,151	53,767
Severance and related costs	3,140	7,097	5,550	29,291
Depreciation expense	1,366	1,398	4,101	4,242
Goodwill amortization	—	1,123	—	3,608

Total operating expenses	25,767	44,746	77,115	185,913

Operating loss	(5,037)	(15,617)	(8,795)	(64,830)
Other income (loss)	145	(22)	626	1,210

Loss before income taxes	(4,892)	(15,639)	(8,169)	(63,620)
Income tax benefit	(557)	(5,656)	(774)	(7,247)

Net loss	$(4,335)	$(9,983)	$(7,395)	$(56,373)
Dividends and accretion related to Series B preferred stock	(411)	—	(4,995)	—

Net loss available to common stockholders	$(4,746)	$(9,983)	$(12,390)	$(56,373)

Basic net loss per common share	$(0.92)	$(1.99)	$(2.43)	$(11.27)

Diluted net loss per common share	$(0.92)	$(1.99)	$(2.43)	$(11.27)

Shares used to calculate basic net loss per common share	5,158	5,013	5,107	5,002

Shares used to calculate diluted net loss per common share	5,158	5,013	5,107	5,002

Noncash compensation included in individual line items above:
Cost of services	$279	$95	$636	$725
Selling, general, administrative and research and development	657	486	1,941	1,530

Total noncash compensation	$936	$581	$2,577	$2,255

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended September

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,395)	$(56,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, goodwill amortization and noncash compensation	6,678	10,105
Uncollectible amounts	(400)	3,891
Noncash severance and related costs	—	5,179
Deferred income taxes	(530)	(1,942)
Changes in assets and liabilities:
Receivables	10,400	46,888
Sales of trading securities related to deferred compensation program	—	9,902
Refundable income taxes	6,223	(3,964)
Other current assets	485	(4,448)
Accounts payable	706	(1,230)
Accrued compensation and related costs	(1,918)	(6,554)
Deferred compensation	—	(9,897)
Other liabilities	(4,404)	5,103
Long-term receivables and other	289	1,776

Net cash provided by (used in) operating activities	10,134	(1,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,921)	(8,927)

Net cash used in investing activities	(1,921)	(8,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	—	9,000
Required deposit on revolving credit agreement	(1,116)	—
Payment of Series B dividends	(882)	—
Repayments on revolving credit agreement	—	(400)
Proceeds from stock compensation plans	89	1,088

Net cash (used in) provided by financing activities	(1,909)	9,688

Effect of exchange rate changes on cash and cash equivalents	177	(1,381)

Increase (decrease) in cash and cash equivalents	6,481	(2,184)
Cash and cash equivalents, beginning of period	42,653	41,138

Cash and cash equivalents, end of period	$49,134	$38,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$154	$194
Cash (refunded) paid for income taxes	$(6,806)	$1,140

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—General

     In the opinion of management, the accompanying unaudited consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 28, 2002, the consolidated results of our operations for the three months and nine months ended September 28, 2002 and September 29, 2001, and our consolidated cash flows for the nine months ended September 28, 2002 and September 29, 2001, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X. Certain reclassifications have been made to the 2001 consolidated statements of operations to conform to the 2002 presentation. These reclassifications had no impact on net loss or stockholders’ equity. All share amounts have been adjusted to give effect to the one-for-ten reverse stock split effected December 19, 2001.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and our Form 8-K filed on June 19, 2002.

Note 2—Severance and related costs

     eLoyalty recognized pre-tax charges of $3.1 million and $7.1 million for the three months ended September 28, 2002 and September 29, 2001, respectively. The $3.1 million charge in the quarter ended September 28, 2002, was primarily related to employee severance payments and other costs for the elimination of approximately 50 positions, in both the North American and International segments. The $7.1 million charge for the three months ended September 29, 2001 included employee severance payments for approximately 160 employees and related facility costs. For the nine months ended September 28, 2002 and September 29, 2001, the pre-tax charge was $5.6 million and $29.3 million, respectively. The charges in the nine months ended September 28, 2002 are primarily related to employee severance payments and related facility costs, while the charges in the nine months ended September 29, 2001 are for employee severance payments in the North American and International segments as well as facility and other costs.

     Severance costs include contractual salary and related fringe benefits over the severance payment period and outplacement costs. Facility costs primarily include expected losses on contractual lease commitments, net of estimated sublease recoveries, and write down of leasehold improvements. Other costs include laptop and other computer lease termination costs, legal expenses and, in 2001, the write down of deposits related to outside services, which have been terminated.

     During the nine months ended September 28, 2002, eLoyalty made cash payments of $6.6 million related to the foregoing actions. Substantially all of the employees affected by these actions have been terminated as of September 28, 2002. eLoyalty expects substantially all severance costs to be paid out by March 2003 pursuant to agreements entered into with affected employees, facility costs related to the office closures to be paid pursuant to contractual lease terms through 2007 and other costs to be paid pursuant to contractual commitments through 2003.

The following table represents the activity related to these charges for the nine months ended September 28, 2002 (in thousands):

	Reserve Balance	Charges and		Reserve Balance
	December 29, 2001	Adjustments	Payments	September 28, 2002

Employee severance	$1,601	$4,332	$3,743	$2,190
Facilities	4,141	420	1,166	3,395
Other	2,174	798	1,687	1,285

Total	$7,916	$5,550	$6,596	$6,870

     The remaining reserve for facilities reflects an estimate of costs for closed facilities for which subletting is not expected to result in the full recovery of our total contracted lease payments. If we are unable to sublet any of these facilities, the additional charge would be approximately $0.9 million. The charges and adjustments during the nine months ended September 28, 2002 reflect a total charge of $4.8 million for employee severance and related costs and changes in estimates of prior accruals of $0.8 million for leases and severances.

     Of the $6.9 million that remains reserved as of September 28, 2002, $2.4 million related to future lease payments, net of estimated sublease recoveries, is reflected in Long-term liabilities, $2.1 million related to severance payments is reflected in Accrued compensation and related costs and the balance of $2.4 million is reflected in Other current liabilities.

Note 3—Comprehensive Net Loss

     Comprehensive net loss is comprised of the following (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(4,335)	$(9,983)	$(7,395)	$(56,373)
Other comprehensive loss:
Effect of currency translation	24	106	314	(2,136)

Comprehensive net loss	$(4,311)	$(9,877)	$(7,081)	$(58,509)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.2 million at September 28, 2002 and $4.5 million at December 29, 2001.

Note 4—Loss Per Share

     The following table sets forth the computation of the shares used in the calculation of our basic and diluted loss per share (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(4,335)	$(9,983)	$(7,395)	$(56,373)
Series B preferred stock dividends and accretion	(411)	—	(4,995)	—

Net loss available to common stockholders	$(4,746)	$(9,983)	$(12,390)	$(56,373)

Weighted average common shares outstanding	5,158	5,013	5,107	5,002

     We have not included common stock equivalents in the diluted loss per share calculation as they are antidilutive in periods in which there is a loss. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,400 and 2 for the three months ended September 2002 and 2001, respectively, and 3,894 and 105 for the nine months ended September 2002 and 2001, respectively.

Note 5—Segment Information

     We operate in one business segment focused exclusively on providing customer relationship management (“CRM”) related consulting services. As a result of organizational changes in 2001, we have two reportable geographic segments. Those segments are: North America and International. Our North American business includes our United States and Canadian operations. Our International business includes operations in Europe and Australia. The following table reflects revenue and operating results by reportable segment for the three and nine months ended September 28, 2002 and September 29, 2001, respectively, and total assets as of September 28, 2002 and December 29, 2001 (in thousands).

	North
For the Three Months Ended September	America	International	Total

Revenue
2002	$18,887	$1,843	$20,730
2001	$23,835	$5,294	$29,129
Operating loss
2002	$(3,024)	$(2,013)	$(5,037)
2001	$(8,943)	$(6,674)	$(15,617)

	North
For the Nine Months Ended September	America	International	Total

Revenue
2002	$61,292	$7,028	$68,320
2001	$99,672	$21,411	$121,083
Operating loss
2002	$(3,937)	$(4,858)	$(8,795)
2001	$(46,825)	$(18,005)	$(64,830)
Total assets
September 28, 2002	$110,704	$5,908	$116,612
December 29, 2001	$110,780	$17,234	$128,014

			Total
	United		North		United	Other	Total
	States	Canada	America	Germany	Kingdom	International	International	Total

For the Three Months Ended September
Revenue
2002	$18,200	$687	$18,887	$405	$753	$685	$1,843	$20,730
2001	$21,549	$2,286	$23,835	$2,509	$2,647	$138	$5,294	$29,129
For the Nine Months Ended September
Revenue
2002	$57,900	$3,392	$61,292	$3,760	$1,397	$1,871	$7,028	$68,320
2001	$94,831	$4,841	$99,672	$8,210	$10,716	$2,485	$21,411	$121,083

     Total long-lived assets for our US operations are $16,795 and $19,055 at September 28, 2002 and December 29, 2001, respectively. For the three months and nine months ended September 28, 2002, 95% and 97%, respectively, of our revenues related to professional services.

Note 6—Income Taxes

     We have a deferred tax asset balance of $23.0 million at September 28, 2002, primarily reflecting the benefit of U.S. loss carryforwards, which expire in periods through 2021. Realization is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Although realization is not assured, we believe that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised.

     During the second quarter of 2001, we established a valuation allowance against the benefit of certain non-US operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of non-US operating units to acceptable, continuing levels of profitability. As of September 28, 2002, we had a valuation allowance of $16.6 million relating to these non-US operating unit tax losses.

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

     On February 28, 2002, each US Vice President received a grant of restricted eLoyalty Common Stock in an amount such that, when combined with previous equity grants to such Vice President, the aggregate equity granted to such Vice President approximately equaled the target equity ownership level for the tier to which such Vice President was assigned. The restrictions have and will lapse on such stock in 20 equal quarterly installments, beginning on May 31, 2002. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Non-US Vice Presidents received an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of eLoyalty Common Stock as would have been issued to them as restricted stock, had they been US employees, in 20 equal quarterly installments, beginning on May 31, 2002. The restricted stock awards are shares of eLoyalty common stock granted to an individual. Installment stock awards are grants to an individual of a contractual right to receive future grants of eLoyalty common stock in specified amounts on specified dates, subject to the individual remaining an eLoyalty employee on the date of the subject grant. In the first quarter of 2002, approximately 890,000 shares of eLoyalty Common Stock, in the aggregate, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with the Program. Substantially all of this stock came from eLoyalty’s 1999 Stock Incentive Plan (the “1999 Plan”) and such stock constituted substantially all of the stock then available for issuance under the 1999 Plan. This issuance resulted in $5.8 million in noncash compensation that will be charged to income over the five-year restriction lapsing and installment grant period. During the second quarter of 2002, approximately 57,000 additional shares of eLoyalty Common Stock, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with the above program which resulted in $0.3 million in noncash compensation that will be charged to income over the five year restriction lapsing and installment grant period. The grants are for persons hired as or promoted to Vice President and for Vice Presidents promoted to higher tiers with associated higher target levels of equity ownership. There were no grants made during the third quarter of 2002. Since the February 28, 2002 grant, a total of approximately 31,000 shares of unvested restricted stock and stock reserved for installment awards were cancelled or made available for future issuance due to termination of employment of Vice Presidents to whom they had been issued or for whom they had been reserved.

     At eLoyalty’s 2002 Annual Meeting of Stockholders, held on May 16, 2002, the stockholders approved a 500,000 share increase in the number of shares available for issuance under the 1999 Plan. This increase permitted the equity grants made to eLoyalty’s President and Chief Executive Officer and to the nonemployee members of its Board of Directors described in Note 11, “Subsequent Events,” with a reserve for grants to any additional directors added to the Board and to accommodate grants to persons hired as or promoted to Vice President and Vice Presidents promoted to tiers having higher target levels of equity ownership.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss as reported	$(4,335)	$(9,983)	$(7,395)	$(56,373)
Add back goodwill amortization, net of tax	—	717	—	2,391

Net loss as adjusted	$(4,335)	$(9,266)	$(7,395)	$(53,982)
Series B preferred stock dividends and accretion	(411)	—	(4,995)	—

Net loss available to common stockholders as adjusted	$(4,746)	$(9,266)	$(12,390)	$(53,982)

Basic and diluted net loss per common share as reported	$(0.92)	$(1.99)	$(2.43)	$(11.27)
Add back goodwill amortization, net of tax	—	0.14	—	0.48

Basic and diluted net loss per common share as adjusted	$(0.92)	$(1.85)	$(2.43)	$(10.79)

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

     In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We adopted this policy in our Form 10-K for the fiscal year ended December 29, 2001, and beginning in 2002, we have reclassed prior period amounts in order to make the financial statements comparable. Out-of-Pocket expenses included in revenue for the three months ended September 2002 and 2001 were $1.8 million and $2.7 million, respectively, and for the nine months ended September 2002 and 2001 were $6.0 million and $13.4 million, respectively. This change in presentation does not affect the reported net loss.

     SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections,” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. We do not expect the adoption of SFAS No. 145 will have a material impact on our financial position or results of operations.

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 effective January 1, 2003.

Note 10—Commitments and Contingencies

     We have a commitment to invest up to $14.7 million, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage CRM technology companies. We have not been requested to contribute any of our eLoyalty Ventures commitment and so remain subject to capital calls against that commitment on 10 business days’ prior written notice. The members of eLoyalty Ventures have decided to terminate the fund and are in the process of doing so. The fund termination is expected to occur in 2002. Accordingly, we do not expect any expenditures relating to this fund during the fourth quarter of 2002.

     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at September 28, 2002, there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, or cash flows.

Note 11—Subsequent Events

     On November 7, 2002, the Compensation Committee of eLoyalty’s Board of Directors approved a new Employment Agreement for Kelly Conway, eLoyalty’s President and Chief Executive Officer. Also, on November 7, 2002, eLoyalty’s Board of Directors ratified the decision of the Compensation Committee and as of that date the Employment Agreement was executed by the parties. In connection with his Employment Agreement, on November 7, 2002, Mr. Conway received a grant of 350,206 shares of restricted eLoyalty Common Stock valued at $3.75, the closing price for eLoyalty Common Stock on November 7, 2002. The restrictions on such stock lapse with respect to 94,495 shares thereof on November 30, 2002, with the balance lapsing in substantially equal quarterly installments over the following 17 quarters, ending on February 28, 2007.

     On November 7, 2002, eLoyalty’s Board of Directors approved a grant of options to purchase 50,000 shares of eLoyalty Common Stock, having an exercise price equal to the closing price for eLoyalty Common Stock on November 7, 2002 (or $3.75), to each of the nonemployee members of the Board of Directors other than Jay Hoag, who declined to accept such a grant. A total of 200,000 options were granted to the nonemployee members of the Board of Directors and each of these option grants will vest in 20 substantially equal quarterly installments beginning on December 31, 2002.

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

Background

     eLoyalty is a leading management consulting and systems integration company focused on increasing profitability through customer service. With professionals in offices throughout North America and Europe, eLoyalty’s broad range of enterprise Customer Relationship Management (CRM) related services and solutions include creating customer strategies; defining technical architectures; selecting, implementing and integrating best-of-breed CRM software applications; and providing ongoing support for multivendor systems. The combination of eLoyalty’s methodologies and technical expertise enables eLoyalty to deliver the tangible economic benefits of customer loyalty for our Global 2000 clients.

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

Performance Overview and General Outlook

     Our consolidated revenue was $20.7 million in the third quarter of 2002. This represents an approximate 29% decline as compared to the third quarter of 2001. The decrease in revenue is primarily due to a general economic slowdown contributing to decreased spending on information technology. On a sequential basis, our revenue decreased $1.0 million from the second quarter of 2002.

     Utilization was 60% for the third quarter of 2002 compared to 51% percent in the third quarter of 2001 and 59% in the second quarter of 2002. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average billing rate of $192 in the third quarter of 2002 versus $202 in the second quarter of 2002. Our revenue per billable consultant increased to $272 in the third quarter of 2002 from $227 in the third quarter of 2001 due to personnel reductions and improved utilization. On a sequential basis our revenue per billable consultant is up from $265 in the second quarter of 2002. Our revenue concentration has remained relatively flat as our top 10 customers accounted for 75% of our revenue in the third quarter of 2002 versus 76% in the second quarter of 2002, and 67% in the third quarter of 2001. In addition, the top 20 customers accounted for 89% of our revenue in the third quarter of 2002 versus 90% in the second quarter of 2002 and 86% in the third quarter of 2001.

     We presently expect the current economic slowdown and related uncertain client expenditure commitments and extended decision time frames to persist in the fourth quarter of 2002. The fourth quarter is also adversely affected by seasonal factors such as fewer billing days due to the impact of holidays and vacations. We anticipate revenue for the fourth quarter 2002 to decline as compared to the third quarter. We expect both our North American segment (which has historically accounted for more than 80% of our consolidated revenue) and our International segment to continue to suffer from a challenging business environment. Because of this we presently expect to hire three additional business development personnel, aggressively pursue new projects with customers and continue to actively manage our cost and organizational structures related to our expected revenue and business requirements.

     Our revenue is generated primarily from professional services, which are billed principally on a time and materials basis. We have, on occasion, contracted projects on a fixed fee basis. Revenue is recognized for time and material and fixed fee engagements as services are rendered utilizing the percentage-of-completion method.

     Other revenue contributors include fees generated from Managed Loyalty Services (including Loyalty Support™ services, purpose-built hosted solutions and e-PROFILE™). Revenue from sales of our Managed Loyalty Services were 9% and 5% in the third quarter of 2002 and 2001, respectively. For the nine months ended September 2002 and 2001, revenue from sales of our Managed Loyalty Services was 8% and 4%, respectively. We had $1.1 million of software revenue in the third quarter of 2002 which was 5% of total revenue versus $0.4 million in the same period of 2001, or 1% of total revenue. Software revenue in the third quarter of 2002 was related to the sale of third party software products while revenue in the third quarter of 2001 consisted primarily of sales of Loyalty Suite™ software. Revenue from sales of our Loyalty Suite™ software and third party software were 3% and 1% of revenue for the nine months ended September 2002 and 2001, respectively.

     Revenue from international operations primarily represent revenue in Europe and Australia. International operations represented 9% and 18% of revenue for the three months ended September 28, 2002 and September 29, 2001, respectively, and 10% and 18% of revenue for the nine months ended September 2002 and 2001, respectively.

     Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes employee costs for training, travel expenses, laptop computer leases and other expenses of a billable and non-billable nature.

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, and administrative personnel, and facilities cost plus a provision for uncollectible amounts.

     Research and development expenses for our personnel consist primarily of salaries, incentive compensation and employee benefits, administrative costs and travel expenses. Our Loyalty Lab™ is the center for our research and development activities, and we believe it improves the effectiveness of our loyalty solutions, allows us to work closely with emerging technology and serves as a demonstration center for our clients’ senior executives. We have decreased our investment in research and development to correspond to current economic conditions.

Critical Accounting Policies and Estimates

     Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, collectibility of customer accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, the realizability of net deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize revenue and profit from professional services performed for clients as work progresses using the percentage-of-completion method. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. We follow this method because we believe that reasonably dependable estimates of the revenue and costs applicable to various stages of a client project can be made. Revisions in profit estimates are recorded in the period in which the facts that give rise to the revision become known. We have not historically had any significant revisions to our profit estimates. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     In 2001 we recorded an income tax valuation allowance to reduce our non-US net deferred tax assets to zero, representing the amount that is considered more likely than not to be realized and have ceased recognizing any future benefits. The decision to establish a valuation allowance was made following an assessment of the recoverability of these net deferred tax assets in light of current estimates of a near-term return of non-US operating units to acceptable, continuing level of profitability. As of September 28, 2002, no valuation allowance has been recorded for the US net deferred tax assets of $23.0 million, as it is considered more likely than not that these net assets will be realized over the carryforward period. This conclusion was based on forecasts of future financial results that indicate that our US operations will return to profitability in fiscal 2002 and that the net deferred tax asset will be fully realized by 2004. The amount of the US net deferred tax asset that is considered realizable could be reduced in the near term through the recording of valuation allowances and a decrease to income if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised or if we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code. In the event we were to determine that we would be able to more likely than not realize deferred tax assets for which valuation allowances had previously been provided, an adjustment to the deferred tax asset would be required, increasing income in the period such determination was made.

     We have recorded accruals for severance and related costs associated with the cost reduction efforts undertaken during 2002 and 2001. A substantial portion of the accruals represents contractual severance for identified employees and is not subject to significant revision. The portion of the accruals relating to office closures and associated contractual lease obligations is based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recorded.

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

     Revenue

     Our revenue decreased $8.4 million, or 29%, to $20.7 million in the third quarter of 2002 from $29.1 million in the same quarter last year. Revenue from professional fees decreased $9.4 million, or 35%, to $17.8 million in the third quarter of 2002 from $27.2 million in the third quarter of 2001. The decrease in revenue is primarily due to a weak economic environment that led to decreased demand for the CRM services provided by us.

     Revenue from Managed Loyalty Services increased slightly to $1.8 million in the third quarter 2002 from $1.6 million in the comparable quarter of 2001. Managed Loyalty Services revenue represented 9% and 5% of total revenue for the three months ended September 2002 and 2001, respectively. Software revenue was $1.1 million in the third quarter of 2002 versus $0.4 million in the third quarter of 2001. Software revenue in the third quarter of 2002 consisted primarily of the sale of third party software while revenue in the third quarter of 2001 consisted primarily of sales of Loyalty Suite™ software.

     Revenue from North American operations decreased $4.9 million to $18.9 million in the third quarter of 2002 from $23.8 million in the third quarter of 2001. International operations revenue decreased $3.5 million to $1.8 million in the third quarter of 2002 from $5.3 million in the third quarter of 2001. This decrease is attributable to a weak economic environment as well as a reduced presence in Australia and France.

     We had three customers accounting for more than 10% of our revenue in the third quarter of 2002. These customers were Eli Lilly at 14%, UnitedHealth Group at 13%, and Allstate Insurance at 12%.

     Cost of Services

     Cost of services decreased $9.3 million, or 40%, to $14.1 million in the third quarter of 2002 from $23.4 million in the comparable quarter of 2001. This is due to a 37% decrease in the number of engageable consultants to 289 as of September 28, 2002 from 456 as of September 29, 2001. Cost of services as a percentage of revenue decreased to 68% in the third quarter of 2002 compared to 80% in the comparable quarter of 2001. This decrease was primarily due to reduced engageable resources in the third quarter of 2002 compared to 2001. Cost of services for the third quarter of 2002 decreased $0.3 million or 2% to $14.1 million from $14.4 million in the second quarter of 2002. Excluding third party software costs and billable expenses, these costs were down $0.9 million, or 6%, from $12.0 million in the second quarter of 2002 to $11.1 million in the third quarter of 2002, respectively.

     Selling, General, Administrative and Research and Development Expenses

     These expenses decreased $4.6 million, or 39%, to $7.1 million in the third quarter of 2002 from $11.7 million in the third quarter of 2001. This decrease was primarily the result of personnel reductions, which contributed $2.0 million, and office closures, which contributed $0.3 million, in response to the decline of revenue, as well as discontinued new development of Loyalty Suite™ software which contributed $0.5 million. Lower spending on outside services such as telecommunications costs, professional fees, and marketing services further reduced these expenses by $1.8 million. The comparable headcounts for selling, general, administrative and research and development personnel for the third quarter of 2002 were 90 compared to 135 in the third quarter of 2001. This decrease is primarily related to personnel reductions of general, administrative and research and development employees.

     Total selling, general, administrative and research and development expenses increased $0.2 million, or 3%, in the third quarter of 2002 to $7.1 million from $6.9 million in the second quarter of 2002. Selling and marketing expenses increased $0.5 million to $3.3 million for the third quarter of 2002 compared to $2.8 million in the second quarter of 2002. This is primarily attributable to the hiring of additional business development personnel during the third quarter. General and administrative expenses declined $0.3 million from $4.1 million in the second quarter of 2002 compared to $3.9 million in the third quarter of 2002 due to further personnel reductions.

     Severance and Related Costs

     Severance and related costs decreased to $3.1 million in the third quarter of 2002 compared to $7.1 million in the comparable quarter of 2001. This reduction is the result of decreased need for additional personnel reductions, as earlier reductions had substantially sized the business to then expected revenues and business requirements. Annual savings resulting from the cost reduction actions initiated in the third quarter of 2002 are expected to be about $6.9 million and are expected to be fully realized in 2003.

     Depreciation Expense

     Depreciation expense was flat at $1.4 million in the third quarter of 2002 and the comparable quarter of 2001. This remained relatively unchanged due to a capital investment which matched the retirement of assets.

     Goodwill Amortization

     Goodwill amortization expense was zero in the third quarter of 2002 compared to $1.1 million in the comparable quarter of 2001. This decrease is due to the fact that, effective January 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized. Goodwill amortization was primarily attributable to the acquisition of The Bentley Group in 1997.

     Other Income

     We recognized other non-operating income of $0.1 million in the third quarter of 2002 compared to none in the comparable quarter of 2001. The $0.1 million increase in other non-operating income was primarily due to interest income in 2002, while in 2001 interest income was offset by a write down of an investment security.

     Income Tax Benefit

     We recognized a tax benefit of $0.6 million in the third quarter of 2002 compared to $5.7 million in the comparable quarter of 2001. The decrease in the tax benefit is due to the mix of pre-tax income/loss between US and non-US operations.

     Net Loss

     Due to the factors described above, we reported a net loss of $4.3 million for the third quarter of 2002 as compared with a net loss of $10.0 million in the third quarter of 2001. The loss for the third quarter of 2002 and 2001 is primarily attributable to a charge for severance and related costs. We reported a net loss of $0.92 per share on a basic and diluted basis in the third quarter of 2002 versus a net loss of $1.99 per share in the comparable quarter of 2001.

First Nine Months of 2002 Compared with First Nine Months of 2001

     Revenue

     Our revenue decreased $52.8 million, or 44%, to $68.3 million in the first nine months of 2002 from $121.1 million in the comparable period in 2001. Professional service fee revenue decreased $54.3 million to $60.8 million in the first nine months of 2002 from $115.1 million in the first nine months of 2001. Revenue from Managed Loyalty Services in the first nine months of 2002 and 2001, respectively, were $5.3 million, or 8% of 2002 revenue, and $5.2 million, or 4 % of 2001 revenue. Revenue from software sales increased $1.4 million to $2.2 million in the nine months ended September 2002 from $0.8 million in the nine months ended September 2001. This was due to sales of additional seats of our Loyalty Suite™ software and the sale of certain third party software products. The $52.8 million decrease in total revenue is primarily due to the overall softening of demand for technology investments as a result of ongoing economic weakness.

     Revenue from North American operations decreased $38.4 million to $61.3 million in the first nine months of 2002 from $99.7 million for the same period in 2001. International operations revenue decreased $14.4 million to $7.0 million in the first nine months of 2002 from $21.4 million for the same period in 2001. The decrease in North American and International revenue is attributable to a weak economic environment as well as a reduced presence in Australia and France.

     We had three customers accounting for more than 10% of our revenue in the first nine months of 2002. These customers were UnitedHealth Group at 13%, Eli Lilly at 12%, and AT&T Wireless at 11%.

     Cost of Services

     Cost of services decreased $49.7 million, or 52%, to $45.3 million in the first nine months of 2002 from $95.0 million in the comparable period in 2001. This is due primarily to a 37% decrease in the number of engageable consultants to 289 as of September 28, 2002 from 456 as of September 29, 2001. In addition, prior to September 29, 2001, we reduced cost of services personnel by approximately 300, but the carrying costs for these personnel are reflected in a significant portion of the results for the first nine months of 2001. Cost of services as a percentage of revenue decreased to 66% in the first nine months of 2002 compared to 78% for the comparable period in 2001. This decrease was primarily due to reduced engageable resources in 2002 versus 2001.

     Selling, General, Administrative and Research and Development Expenses

     These expenses decreased $31.6 million, or 59%, to $22.2 million in the first nine months of 2002 from $53.8 million in the comparable period in 2001. This decrease was primarily the result of personnel reductions, which contributed $13.7 million, and office closures, which contributed $1.0 million, in response to the decline of revenue, as well as discontinued new development of Loyalty Suite™ software which further reduced these expenses by $5.0 million. It is also attributable to lower spending on outside services such as telecommunications costs, professional fees, and marketing services of $11.9 million. The comparable headcounts for selling, general, administrative and research and development personnel at September 28, 2002 and September 29, 2001 were 90 versus 135, respectively.

     Severance and Related Costs

     Severance and related costs decreased $23.7 million in the first nine months of 2002 to $5.6 million from $29.3 million for the comparable period in 2001. This reduction is the result of decreased need for additional personnel reductions, as earlier reductions had substantially sized the business to then expected revenues and business requirements. Annual savings resulting from the cost reduction actions initiated in the first nine months of 2002 are expected to be about $12.0 million and are expected to be fully realized in 2003.

     Depreciation Expense

     Depreciation expense decreased to $4.1 million for the first nine months of 2002 compared to $4.2 million in the comparable period in 2001. The $0.1 million decrease is due to the closure of facilities in 2001.

     Goodwill Amortization

     Goodwill amortization expense was zero in the first nine months of 2002 versus $3.6 million in the comparable period of 2001. This decrease is due to the fact that, effective January 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized. Goodwill amortization was primarily attributable to the acquisition of The Bentley Group in 1997.

     Other Income

     We recognized other non-operating income of $0.6 million in the first nine months of 2002 compared to $1.2 million in the comparable period in 2001. The $0.6 million decrease in other non-operating income was primarily due to reduced yields for funds classified as cash and restricted cash.

     Income Tax Benefit

     We recognized a tax benefit of $0.8 million in the first nine months of 2002 compared to a tax benefit of $7.2 million in the comparable period in 2001. This decrease is due to lower severance costs in 2002 and thus a lower loss in 2002 compared to 2001.

     Net Loss

     Due to the factors described above, we reported a net loss of $7.4 million for the first nine months of 2002 as compared with a net loss of $56.4 million for the comparable period in 2001. The loss for the first nine months of 2002 is primarily attributable to a charge for severance and related costs. The loss for the comparable period in 2001 was primarily attributable to a charge for severance and related costs and the establishment of an income tax valuation allowance. We reported a net loss of $2.43 per share on a basic and diluted basis in the first nine months of 2002 compared to a net loss of $11.27 per share in the comparable period in 2001.

Liquidity and Capital Resources

     Our principal capital requirements are to fund working capital needs, capital expenditures, payment of dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At September 28, 2002, we had cash and cash equivalents of approximately $49.1 million and restricted cash of approximately $10.6 million, which included the proceeds of an $8.6 million borrowing under our revolving credit line. Our cash and cash equivalents position increased $6.4 million compared to December 29, 2001. Restricted cash represents cash as security for our line of credit and letters of credit. The increase in restricted cash is due principally to additional letters of credit supporting leases and sales of third party software.

     Operating activities provided net cash of approximately $10.1 million during the first nine months of 2002 compared to a use of cash of $1.6 million during the same period in 2001. This was due primarily to the collection of tax refunds of $7.1 million in the first nine months of 2002. Another contributor to the increase in cash from operations during 2002 was the reduction of accounts receivable of $10.4 million due to an improved days sales outstanding of 58 days at September 28, 2002 compared to 78 days at December 29, 2001.

     Cash flows used in investing activities consisted of capital expenditures of $1.9 million during the first nine months of 2002, as compared to capital expenditures of $8.9 million for the comparable period of 2001. The 2002 spending was primarily related to investment in customer management software as well as spending on additional internal software. A significant portion of the 2001 spending was related to investments in computer hardware and software as part of our development of infrastructure as a stand-alone company following the February 15, 2000 spin-off from Technology Solutions Company.

     We have a commitment to invest up to $14.7 million, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30 million venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill Ventures and Technology Crossover Ventures, to focus on investing in early-stage CRM technology companies. We have not been requested to contribute any of our eLoyalty Ventures commitment and so remain subject to capital calls against that commitment on 10 business days’ prior written notice. The members of eLoyalty Ventures have decided to terminate the fund and are in the process of doing so. The fund termination is expected to occur in 2002. Accordingly, we do not expect any expenditures relating to this fund during the fourth quarter of 2002.

     Cash flows from financing activities decreased $11.6 million to $1.9 million used in financing activities for the first nine months of 2002 from $9.7 million provided by financing activities in the comparable period of 2001. Cash from such activities decreased as proceeds from our revolving credit agreement of $9.0 million was received in 2001. The $1.9 million used in 2002 is primarily attributable to the increase in restricted cash offset by the freezing of the employee stock purchase plan at the beginning of the second quarter of 2002 and cash dividends of $0.9 million paid in July 2002 on the 7% Series B preferred stock. In addition, two semi-annual dividend payments of approximately $0.8 million each are expected to be paid in 2003 on the Series B stock. The amount of the semi-annual dividend would decrease by any conversions of the Series B stock into common stock which would include payment of accrued but unpaid dividends at time of conversion.

     Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows from operations and availability under an external credit line. Our balance of cash and cash equivalents was $49.1 million and $42.7 million as of September 28, 2002 and December 29, 2001, respectively. In addition, our restricted cash of $10.6 million at September 28, 2002 is available to retire our indebtedness under the Facility as described below.

     We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 17, 2001, providing for a secured revolving line of credit in a maximum principal amount of $15 million through December 28, 2002 (the “Facility”). The Facility requires us to maintain cash and cash equivalents within a secured account at the Bank. The balance in this secured account cannot be less than the total line of credit and letter of credit obligations under the Facility. The Facility replaced our previous revolving credit facility with Bank of America, N.A. At September 28, 2002, our borrowings under the

Facility equaled $8.6 million. Available credit under the Facility has been reduced by an additional $2.0 million related to letters of credit issued under the Facility to support operational commitments. Loans under the Facility bear interest at the Bank’s prime rate or, at our election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. Under the Facility, we agreed to pay a commitment fee of $25,000 which was paid in 2001.

     We had three customers accounting for more than 10% of our revenue in the third quarter of 2002. These customers were Eli Lilly, UnitedHealth Group, and Allstate and which accounted for 16%, 14%, and 14%, respectively, of our total net accounts receivable. Our five largest receivable balances account for 63% of our total accounts receivable as of September 28, 2002. We have collected approximately 40% of these amounts subsequent to September 28, 2002. With a higher percentage of our revenue dependent on fewer customers, delayed payments by a few of our larger clients could result in reduced liquidity and reductions in our unrestricted cash balances.

     We anticipate that our current cash resources, together with other expected internal and external sources of liquidity, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. We also anticipate that our cash resources will be sufficient to meet our current expected needs. If, however, our operating activities or net cash needs for the year were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there could be no assurance that we would have access to additional external capital resources on acceptable terms.

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

     In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We adopted this policy in our Form 10-K for the fiscal year ended December 29, 2001, and beginning in 2002, we have reclassed prior period amounts in order to make the financial statements comparable. Out-of-Pocket expenses included in revenue for the three months ended September 2002 and 2001 were $1.8 million and $2.7 million, respectively, and for the nine months ended September 2002 and 2001 were $6.0 million and $13.4 million, respectively. This change in presentation does not affect the reported net loss.

     SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections,” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. We do not expect the adoption of SFAS No. 145 will have a material impact on our financial position or results of operations.

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 effective January 1, 2003.

Factors That May Affect Future Results or Market Price of Stock

     Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-Q include the following:

•	uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties;

•	reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	management of the risks associated with increasingly complex client projects in general as well as new services offerings, including risks relating to the variability and predictability of the number, size, scope, cost and duration of, and revenue from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

•	management of growth, expansion into new geographic and market areas and development and introduction of new services offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including firms with both significantly greater financial and technical resources than eLoyalty and new entrants;

•	the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	the overall demand for CRM services and software and information technology consulting services generally;

•	the continued impact of the current economic slowdown, as well as other future general business, capital market and economic conditions and volatility; and

•	significant revisions to current estimates of the timing and amount of future taxable income during the carryforward period may affect the realizability of deferred tax assets.

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

     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, France, Germany, Ireland and the United Kingdom. For the quarters ended September 2002 and 2001, 12% and 26%, respectively, of our revenue were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in eLoyalty’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 5. Other.

     On November 7, 2002, the Audit Committee of our Board of Directors approved the provision of the following services to our company by PricewaterhouseCoopers LLP, our independent public accountants: (i) general tax compliance services; (ii) expatriate tax compliance services; (iii) tax advice regarding investments in non-US entities; (iv) the 401(k) benefit plan audit; and (v) statutory audits of foreign operations.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

10.1 Employment Agreement, dated as of November 7, 2002, between eLoyalty Corporation and Kelly D. Conway.

b)	Reports on Form 8-K

On August 13, 2002, eLoyalty filed a Form 8-K reporting under Item 9 that the Chief Executive Officer and the Chief Financial Officer of eLoyalty each had furnished personal certifications regarding eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 12, 2002.

eLOYALTY CORPORATION

By	/s/ Timothy J. Cunningham Timothy J. Cunningham Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized signatory and principal financial and accounting officer)

CERTIFICATIONS

     I, Kelly D. Conway, being the President and Chief Executive Officer of eLoyalty Corporation certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of eLoyalty Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By	/s/ KELLY D. CONWAY Kelly D. Conway President & Chief Executive Officer

     I, Timothy J. Cunningham, being the Vice President, Chief Financial Officer and Corporate Secretary of eLoyalty Corporation certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of eLoyalty Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By	/s/ TIMOTHY J. CUNNINGHAM Timothy J. Cunningham Vice President, Chief Financial Officer and Corporate Secretary