Form 10-K
period 2002-12-28
ELOYALTY CORP
filed 2003-03-20
CIK 1094348

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27975

eLoyalty Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware	36-4304577
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Field Drive, Suite 250

Lake Forest, Illinois 60045
(Address of Registrant’s Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 582-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 28, 2002, as reported by the NASDAQ National Market System, is approximately $28,277,089.

      The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 14, 2003 was 6,757,736.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of eLoyalty’s Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

PART I

Item 1.	Business

General

      This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under Factors That May Affect Future Results or Market Price of Stock included in Item 7, Part II of this Form 10-K. Readers should also carefully review the risk factors described in other documents that eLoyalty Corporation files from time to time with the United States Securities and Exchange Commission (“SEC”).

      Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimates only as of the date they are made, and eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances or otherwise.

Introduction

      eLoyalty Corporation (together with its subsidiaries and predecessors “eLoyalty,” “we” or the “Company”) was incorporated in Delaware in May 1999 as a wholly-owned subsidiary of Technology Solutions Company (“TSC”). The Company’s business was initiated in May 1994 as a call center business unit within TSC. This unit within TSC was subsequently renamed the Enterprise Customer Management (“ECM”) business unit, and later the eLoyalty division. Since its inception and under its various names, this business unit has developed management consulting and technology capabilities in an effort to lead the development of, and stay at the forefront of, the customer relationship management, or “CRM” market, with the specific focus on incorporating new technologies into CRM solutions.

      While the growth of the Company’s business primarily was organic during its ownership by TSC, in 1997 TSC acquired and incorporated into its ECM unit The Bentley Group, a business and operations consulting firm, for total consideration of $17.5 million, and Geising International, a German-based business consulting firm, for $1.4 million. Further, in 1996, TSC acquired Aspen Consultancy Ltd., a privately owned consulting firm based in the United Kingdom for $3.4 million. The purpose of each of these acquisitions was to expand the range of the business’ competencies in the CRM space in order to more effectively serve its clients’ needs.

      In May 1999, TSC’s ECM business unit was renamed eLoyalty and a new subsidiary by the same name was formed in anticipation of a spin-off of eLoyalty. In February 2000, TSC transferred the businesses of its eLoyalty division to the Company and declared a dividend, payable to the stockholders of record of TSC, based upon a ratio of one share of the Company’s common stock, par value of $0.01 per share, for every one share of TSC common stock held. Effective February 15, 2000, all of the outstanding shares of common stock were distributed to TSC’s stockholders. eLoyalty became a separate publicly traded company as of the same date.

      On December 19, 2001, eLoyalty sold for gross proceeds of $23.2 million approximately 4.6 million shares of a new class of 7% Series B Convertible Preferred Stock (“Series B stock”), par value $0.01 per share, in a private placement to funds managed by Technology Crossover Ventures (“TCV”) and Sutter Hill Ventures (“Sutter Hill”) and in a concurrent rights offering to eLoyalty stockholders. Immediately prior to the closing of these transactions, (1) eLoyalty amended its certificate of incorporation to increase the number of its authorized shares of common stock from 100 million to 500 million and its authorized shares of preferred stock from 10 million to 40 million, and (2) effected a one-for-ten reverse stock split of its outstanding common stock. See Note Thirteen to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K for more information about the Series B stock.

      In connection with the closing of the private placement, eLoyalty, TCV and Sutter Hill entered into an Amended and Restated Investor Rights Agreement. Under that agreement, in 2002 eLoyalty registered on Form S-3 the shares of common stock issuable upon the conversion of the Series B stock issued in the private placement, plus certain previously owned TCV shares. eLoyalty is required to maintain the effectiveness of the Registration Statement until all of the common stock underlying the Series B stock issued in the private placement can be sold in any and all three month periods under Rule 144 under the Securities Act of 1933 (without giving effect to Rule 144(k)). The agreement also provides TCV and Sutter Hill with certain piggyback registration rights.

      Our executive office is located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number 847-582-7000).

Overview

      eLoyalty is a leading management consulting, systems integration and managed services company focused on optimizing customer interactions. Many companies today are facing challenges interacting with their customers across various isolated contact channels (i.e. contact centers, email, web, fax, Interactive Voice Response (“IVR”) and face-to-face) while achieving their strategic imperatives. eLoyalty is focused on optimizing the value to and from every customer at every customer interaction across and within marketing, sales and service. We have established lead offers to help our clients identify opportunities across the enterprise to optimize their customer interaction:

Marketing	Service
• Marketing Optimization Review	• Contact Center Optimization Review
• Campaign Effectiveness Review	• Self-Service Review
• Customer Experience Analytics	• Strategic Sourcing
• Telecom & Support Cost Reduction Audit

Sales	Enterprise Wide
• Sales Effectiveness Review	• CRM Roadmap
• Sales Force Automation Review	• CRM Technology Review

      We also offer a broad range of CRM-related services including evaluating and developing business strategy, designing and implementing technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems. We refer to the solutions that we provide our clients to enhance their customer relations as “loyalty solutions,” in that they are designed to create long-term customer loyalty measured by factors including an increase in repeat sales, a reduction of the cost of sales and an increase in customer referrals.

      Our revenue is generated primarily from professional services that involve integrating or building systems for clients, which are billed principally on a time and materials basis and, occasionally, on a fixed fee basis. These services generally include a combination of the following:

•	Evaluating our clients’ efficiency and effectiveness in handling customer interactions. We construct systems to capture and analyze the performance measures of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues.

•	Implementing systems that assist our clients in identifying their most valuable customers through detailed segmentation of their customer base. This allows our clients to target high-value customers to receive special offers or service levels.

•	Performing detailed financial analysis to calculate the expected return on investment for the implementation of our various loyalty solutions. This process helps our clients establish goals, alternatives and priorities and assigns client accountability throughout resulting projects.

•	Selecting the appropriate loyalty solution for our client. The implementation of our loyalty solutions can lead to significant organizational, structural, operational and staffing changes and we assist our clients in determining the steps they need to take in this regard.

•	Implementing the technical aspects of our loyalty solutions, including the integration of a variety of software applications from third-party vendors and our own software.

      In addition, other sources of revenue come from our Managed Services (formally known as “Managed Loyalty Services”) which consists of: Contact Center Managed Services, Computer Telephony Integration (“CTI”), maintenance and support, outsourcing call center telephony networks, and cross-platform monitoring as well as the provision of purpose-built hosting solutions and services relating to e-PROFILETM Internet banking products. Managed Services, in the aggregate, accounted for less than 10% of our revenue in each of the last three years. We also generate revenue from reselling third party software, as well as from sales of our internally developed Loyalty SuiteTM software which, in total, accounts for less than 10% of our revenue.

      We operate in two primary business segments — North America (consisting of the US and Canada) and International. In 2001, we globalized and centralized our delivery, business development and infrastructure organizations and processes. Accordingly, there are no material distinctions between the character and nature of the two segments, other than financial results as discussed herein.

      Our international operations create special risks, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, restrictions on the movement of cash and certain technologies across national borders, tax issues resulting from multiple tax laws, compliance with a variety of other foreign national and local laws and regulations, political instability and management of a geographically dispersed organization. If not adequately addressed, these risks may adversely affect our business.

      For information regarding domestic and foreign revenue, operating income and total assets, see Note Sixteen to the Consolidated Financial Statements of eLoyalty, appearing under Item 8, Part II of this Form 10-K.

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

Seasonality

      We typically experience seasonal revenue and earnings fluctuations globally in the fourth quarter, as the total number of billing days is reduced due to holidays. Additionally, our European operations historically have experienced decreased revenue and earnings in the third quarter because of extended summer vacation periods.

Clients

      During fiscal 2002, our five and twenty largest clients accounted for 53% and 87%, respectively, of our revenue. Four clients each accounted for 10% or more of our total revenue during the year. UnitedHealth Group, Eli Lilly, Allstate Insurance and AT&T Wireless provided 14%, 12%, 11%, and 10% of our 2002 revenue, respectively. For fiscal 2002, 15 clients each accounted for over $1 million of revenue. While our focus, consistent with the nature of our services, is on developing long-term relationships with our clients, the nature of our business is such that our activities with specific clients will fluctuate periodically as individual projects are initiated and progress through their life span. As a result, the percentage of revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods (see Note Two to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K).

Competition

      We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, online agencies and firms that provide both consulting and systems integration services. In our opinion, few competitors offer the full range of CRM services that we can provide. We believe that our principal competitors are the “Big 5” consultancies: Accenture, Cap Gemini Ernst & Young, Braxton, Bearing Point Consulting and IBM IGS.

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

Employees

      As of December 28, 2002, we employed 365 people. Of the 365 employees, 322 were located in North America, with the balance in Europe. As our business consists primarily of the provision of professional services, it is inherently people intensive. We believe we have a satisfactory relationship with our employees. Our average annualized voluntary turnover of field employees was 10% in 2002. None of our employees are represented by a union. Most of our Vice Presidents and European employees generally have employment agreements requiring three months’ notice of termination by us. In addition, the laws and regulations of the foreign countries in which we operate may increase the cost of terminating employees in those countries. We maintain various programs and strategies to retain and recruit employees.

Available Information and Other

      Our principal internet address is www.eloyalty.com. We make available free of charge on our website our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, and any amendments thereto, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. However, the information found on our website is not part of this or any other report filed by us with the SEC.

      Under the Sarbanes-Oxley Act of 2002, and rules recently adopted thereunder, we will be required to disclose in future annual reports on Form 10-K (i) whether the Audit Committee of our Board of Directors includes an “audit committee financial expert” who is “independent” for purposes of those provisions, (ii) specified information, beyond what is currently required to be disclosed, regarding fees paid to our independent public accountants and (iii) specified information regarding whether we maintain a code of ethics applicable to our chief executive officer and senior financial management. For information regarding the matters described in clauses (i) and (ii), above, see the section entitled Report of the Audit Committee in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders. For information regarding the matter described in clause (iii), above, see Item 10, “Directors and Executive Officers of the Registrant” in this Form 10-K.

Item 2.	Properties

      Our principal physical properties employed in our business consist of our leased office facilities in: Lake Forest, Illinois (north of Chicago); Austin, TX; Toronto (Ontario), Canada; and London, England. Our total employable leased square footage is approximately 37,000. This excludes properties where we remain as the lessee but where the property has been closed as part of cost-reduction efforts and the anticipated costs therefore have been reserved for as part of special charges (see Note Three to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K). We do not own any real estate. We believe that our leased facilities are appropriate for our current and anticipated business requirements.

Item 3.	Legal Proceedings

      As of the date of this report, we are not a party or subject to any pending legal proceedings, other than ordinary routine litigation or other legal proceedings incidental to our business, none of which we believe would constitute material legal proceedings for which disclosure is required under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 28, 2002.

Item 4A.	Executive Officers of the Company

      The following table includes the name, age (as of March 15, 2003), current position and term of office of each of our executive officers.

			Held
Name	Age	Current Position	Since

Kelly D. Conway*	45	President and Chief Executive Officer	1999
Timothy J. Cunningham	49	Vice President, Chief Financial Officer and Corporate Secretary	1999
Jay A. Istvan	43	Vice President, Strategy and Marketing	2001
Mark D. Kuchel	48	Vice President, Demand	1999
Steven C. Pollema	43	Vice President, Delivery and Operations	2001
Robert S. Wert	38	Vice President and General Counsel	2001

*	Member of the Board of Directors

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

      Timothy J. Cunningham has served as eLoyalty’s Vice President, Chief Financial Officer and Corporate Secretary since November 1999. From October 1998 until November 1999, he was the Vice President-Finance and Chief Financial Officer of CTS Corporation, a publicly traded electronics and communications company. Mr. Cunningham was Vice President-Finance of the Moore Document Solutions division of Moore Corporation from July 1996 until September 1998, and Group Controller for the ConAgra Refrigerated Foods group of ConAgra, Inc. from 1995 to 1996.

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

      Steven C. Pollema has been Vice President, Delivery and Operations of eLoyalty since August 2001, after joining eLoyalty in June 2001 as Senior Vice President, Operations. Prior to joining eLoyalty, Mr. Pollema had been with MarchFirst, Inc. and its predecessor, Whittman-Hart, Inc., since June 1997, most recently as its President from March 2001 to May 2001. Prior to assuming the office of President, Mr. Pollema was Executive Vice President-Global Operations of MarchFirst from October 2000 through March 2001, Managing Executive — Chicago Office/ Region from October 1998 to October 2000, Solution Director — Business Development from October 1997 to October 1998 and Partner — Enterprise Account Manager from July 1997 to October 1997. Prior to July 1997, Mr. Pollema was with Andersen Consulting, LLC, most recently as an Associate Partner.

      Robert S. Wert has been Vice President and General Counsel of eLoyalty since October 2001. He joined eLoyalty in January 2001 as Vice President and Senior Counsel. Prior to joining the Company, Mr. Wert was Associate General Counsel and Assistant Secretary of Katy Industries, Inc., a publicly held, diversified holding company since August 1998. From 1989 to 1998, Mr. Wert was with the Chicago law firm of Holleb & Coff, most recently as a Partner in its Business Department from January 1997.

      Please note that, in February 2002, we ceased using the title Senior Vice President for any of our officers. All persons previously holding that title currently hold the title of Vice President. For simplicity, the current office of each of the executive officers, other than Mr. Conway, is characterized as that of Vice President with respect to his or her current role in the organization. Certain of the executive officers were Senior Vice Presidents at the time they assumed those roles.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock, par value $0.01 per share, is traded on the NASDAQ National Market System under the symbol ELOY. The following table sets forth, for the periods indicated, the quarterly high and low sales prices of the common stock on the NASDAQ National Market.

	High	Low

Fiscal Year 2002
First Quarter	$7.06	$5.16
Second Quarter	7.52	5.23
Third Quarter	6.80	3.72
Fourth Quarter	4.65	3.41
Fiscal Year 2001(1)
First Quarter	$120.00	$22.50
Second Quarter	45.00	6.00
Third Quarter	10.20	4.00
Fourth Quarter	6.90	4.00

(1)	Adjusted, as necessary, to give effect to the one-for-ten reverse stock split effected before the opening of business on December 19, 2001.

     There were approximately 442 owners of record of our common stock as of March 14, 2003.

      On December 19, 2001, we raised an aggregate of $23.3 million of gross cash proceeds in connection with the sale, pursuant to a private placement and related rights offering, of shares of our Series B stock, par value $0.01 per share. See “Introduction” in Item 1, Part I of this Form 10-K for more information regarding the private placement. Each share of Series B stock is convertible into one share of our common stock, at the option of the holder thereof, after June 19, 2002. This conversion ratio is subject to adjustment in the future in the event of certain transactions. The Series B stock will automatically convert into our common stock at any time after June 19, 2002 if the last sale price of our common stock is at least five times the original sale price per share of Series B stock ($5.10) for 30 consecutive trading days, subject to certain limitations.

Dividends

      Historically, we have not paid cash dividends on our common stock, and do not expect to do so in the future. However, a total cash dividend of approximately $0.9 million was paid in July 2002 on the Company’s Series B stock, which accrues dividends at the rate of 7% per year, payable semi-annually. A dividend payment of approximately $0.8 million was paid in January 2003 on the Series B stock. In addition, a dividend payment of approximately $0.8 million is expected to be paid in July 2003 on the Series B stock. The amount of the dividend would decrease by any conversions of the Series B stock into common stock, which would include payment of accrued but unpaid dividends at time of conversion. Conversions of Series B stock became permissible at the option of the holder after June 19, 2002.

Item 6.	Selected Financial Data

      The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of eLoyalty and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 28, 2002, December 29, 2001, December 30, 2000 and December 31, 1999, for the seven month period ended December 31, 1998 and for the year ended May 31, 1998, and the balance sheet data as of December 28, 2002, December 29, 2001, December 30, 2000, December 31, 1999 and 1998, and May 31, 1998, below, are derived from our audited financial statements. The statements of operations data for the year ended December 31, 1998 and for the seven month period ended December 31, 1997 are derived from our unaudited financial statements.

      Certain reclassifications have been made in the statements of operations for the years ended December 30, 2000, December 31, 1999 and 1998, the seven month periods ended December 31, 1998 and 1997, and the fiscal year ended May 31, 1998 to conform to the 2002 and 2001 presentation. In December 2000, we changed our fiscal year from a calendar year to a fiscal year ending on the Saturday closest to the end of December. The fiscal year-end for 2001 was December 29. We had previously changed our fiscal year-end from May 31 to December 31, effective December 31, 1998. For comparative purposes, we have included the statements of operations data for the year ended December 31, 1998, and the seven month period ended December 31, 1997, which have been derived from unaudited financial statements. In the opinion of management, the unaudited financial statements for these periods reflect all adjustments, consisting of normal adjustments, necessary for a fair presentation of eLoyalty’s results of operations for the year ended December 31, 1998 and the seven month period ended December 31, 1997.

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

Consolidated Statements of Operations Data

(In thousands, except share and per share data)(1)

							For the Seven		For the
							Month Period		Year
	For the Years Ended December						Ended December		Ended
									May
	2002	2001		2000	1999	1998	1998	1997	1998

Revenue(2)	$86,698	$146,729		$236,498	$163,180	$117,616	$71,993	$48,806	$94,428
Operating expenses:
Costs of services(2)(3)(9)	57,811	113,282		150,691	103,306	72,406	44,569	30,922	58,348
Selling, general and administrative(3)(9)	28,888	58,832		73,411	39,377	33,915	21,342	13,536	25,851
Severance and related costs	9,075	33,444		—	—	—	—	—	—
Research and development(9)	222	5,091		8,821	5,494	3,770	3,029	1,453	2,461
Depreciation expense	5,483	5,683		2,372	1,502	601	421	128	308
Goodwill amortization(4)	—	4,808		4,972	4,996	3,794	2,450	1,856	3,201

Total operating expenses	101,479	221,140		240,267	154,675	114,486	71,811	47,895	90,169

Operating (loss) income	(14,781)	(74,411)		(3,769)	8,505	3,130	182	911	4,259
Other income (expense)	758	1,654		2,921	(408)	(391)	(327)	(14)	(24)

(Loss) income before income taxes	(14,023)	(72,757)		(848)	8,097	2,739	(145)	897	4,235
Income tax provision (benefit)	21,381 (5)	(9,096	) (5)	(424)	4,039	1,672	398	562	2,022

Net (loss) income	$(35,404)	$(63,661)		$(424)	$4,058	$1,067	$(543)	$335	$2,213
Dividends and accretion related to Series B preferred stock	(5,371)	(3,576)		—	—	—	—	—	—

Net (loss) income available to common stockholders	$(40,775)	$(67,237)		$(424)	$4,058	$1,067	$(543)	$335	$2,213

Basic net (loss) income per common share(6)	$(7.86)	$(13.42)		$(0.09)	$0.98	$0.26	$(0.13)	$0.08	$0.53

Diluted net (loss) income per common share (6)(7)	$(7.86)	$(13.42)		$(0.09)	$0.92	$0.25	$(0.13)	$0.07	$0.47

(In millions)
Basic weighted average shares outstanding (6)	5.19	5.01		4.82	4.14	4.14	4.14	4.14	4.14

Diluted weighted average shares outstanding (7)	9.17	5.16		5.37	4.42	4.31	NA(8)	4.58	4.68

(1)	All share amounts have been adjusted to give effect to the one-for-ten reverse stock split effected by the Company prior to the opening of business on December 19, 2001.

(2)	All periods presented have been adjusted to reflect adoption of Emerging Issues Task Force (“EITF”) 01-14 requiring billable expenses to be classified as revenue.

(3)	All periods presented have been adjusted to reflect the reclassification of other costs of engageable project personnel from Selling, general and administrative to Cost of services.

(4)	Effective January 2002, eLoyalty adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized.

(5)	Includes an income tax expense of $26.7 million and $14.1 million to establish valuation allowances for deferred tax assets in fiscal years 2002 and 2001, respectively.

(6)	In December 1999, eLoyalty issued 4.14 million shares to TSC. For periods prior to February 15, 2000, basic earnings per share has been computed based on the 4.14 million shares and diluted earnings per share has been computed based on the 4.14 million shares plus the estimated dilutive effect of common stock equivalents using the “treasury stock” method. For periods subsequent to February 15, 2000, basic earnings per share has been computed based on actual weighted shares outstanding and diluted earnings per share has been computed based on the actual weighted shares outstanding plus the dilutive effect of common stock equivalents using the “treasury stock” method.

(7)	In periods of a loss, common stock equivalents were not included in the calculation as they are antidilutive.

(8)	Common stock equivalent information was not previously calculated for this period when eLoyalty was part of TSC as they were antidilutive. Subsequent to the spin-off eLoyalty does not maintain the information to calculate common stock equivalents for this period.

(9)	Noncash compensation included in individual line items above, which is not applicable for periods prior to 1999:

	For the Years Ended December

	2002	2001	2000	1999

Cost of services	$872	$841	$789	$319
Selling, general and administrative	2,917	2,294	1,337	251
Research and development	—	54	81	69

Total noncash compensation	$3,789	$3,189	$2,207	$639

Consolidated Balance Sheet Data

(In thousands)

	As of

				December 31,
	December 28,	December 29,	December 30,			May 31,
	2002	2001	2000	1999	1998	1998

Total cash	$58,458 (1)	$52,101 (1)	$41,138	$13,462	$4,411	$4,726
Working capital	$47,859	$59,795	$109,934	$54,927	$26,231	$23,840
Total assets	$87,803	$128,014	$184,618	$96,603	$63,904	$54,118
Long-term obligations	$2,358	$3,390	—	—	—	—
Redeemable preferred stock	$22,153	$19,499	—	—	—	—
Stockholders’ equity	$40,303	$77,347	$140,856	$73,615	$47,888	$40,893

(1)	Total cash consists of cash and cash equivalents of $48,879 and $42,653 and restricted cash of $9,579 and $9,448 as of December 28, 2002 and December 29, 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following Management’s Discussion and Analysis and other parts of this Form 10-K contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, without limitation, those noted under “Factors That May Affect Future Results” or “Market Price of Stock” included elsewhere in Item 7, Part II of this Form 10-K.

      Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Form 10-K, whether as a result of new information, future events or circumstances, or otherwise.

Background

      eLoyalty is a leading management consulting, systems integration and managed services company focused on optimizing customer interactions. We offer a broad range of customer relationship management (“CRM”) related services including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems.

      We were spun off from Technology Solutions Company (“TSC”) into a separate, publicly traded company on February 15, 2000 (the “spin-off”). Accordingly, the statements of operations for periods subsequent to the spin-off reflect our results as a stand-alone company. The statements of operations for periods prior to the spin-off are presented as if eLoyalty operated as a separate entity, and include a cost allocation of certain TSC general corporate expenses that were not directly related to our operations. These costs were allocated proportionately to us based on revenue and headcount.

Performance Overview and General Outlook

      Our consolidated revenue was $86.7 million in 2002. This represents an approximate 41% decline as compared to 2001. Average revenue per billable day for 2002 was $344,000, down from $585,000 for 2001. The decrease in revenue is primarily due to a general economic slowdown that has contributed to decreased spending on information technology.

      We increased the utilization rate of our engageable field consultants in 2002. Utilization is defined as billed time as a percentage of total available time. Average utilization was at 60% in the fourth quarter of 2002 versus 54% in the fourth quarter of 2001. Average utilization for the year was 60% in 2002 versus 55% in 2001. We continue to experience pricing pressures that have resulted in a decline of our average hourly billing rate to $184 in the fourth quarter of 2002 from $202 in the fourth quarter of 2001.

      We presently expect the current economic slowdown and related uncertain client expenditure commitments and extended decision time frames to persist in 2003. Our revenue is expected to remain flat or moderately decrease for the first quarter of 2003 compared to the fourth quarter of 2002. We expect both our North American segment (which has historically accounted for 80%-90% of our consolidated revenue) and our International segment to continue to experience difficult business conditions in 2003.

      In response to this economic environment and decreased demand for consulting services, we have undertaken a number of cost reduction activities, including headcount reductions, office space reductions and office closures. Annual savings resulting from these actions are expected to be about $13.5 million and will substantially be realized in 2003. These actions were taken in connection with a substantial reorganization of our business and business operating processes. As a result of these activities, we recognized special charges of $9.1 million in 2002, and reduced our headcount by approximately 26%, to 365 employees at December 28, 2002 from 494 employees at December 29, 2001. We expect substantially all severance and related costs to these plans to be paid out by the end of the second quarter of 2003, pursuant to agreements entered into with affected employees, and facility costs related to these office space reductions and office closures to be paid pursuant to contractual lease terms through 2007. In addition, we anticipate a severance charge of approximately $1.2 million in the first quarter of 2003 related to headcount reductions.

      During fiscal 2002, eLoyalty established a valuation allowance of $24.6 million related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. As of December 28, 2002, total net deferred tax assets of $40.8 million are fully offset by a valuation allowance. The decision to establish a valuation allowance for the remaining US deferred tax assets and cease recording the benefit of losses incurred by US operating units was made following our normal fourth quarter process of assessing current year results and forecasting financial performance for the next fiscal year and beyond. The return of the global economy to levels previously experienced, and specifically client investments in IT infrastructure and consulting services, has been delayed even beyond that which was anticipated in recent forecasts. Delays and deferrals of new client projects and extensions have resulted in sequential declines in our quarterly revenue during fiscal 2002 and less than expected operating profits. In response to revenue declines, we have successfully implemented cost reduction actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US operating losses and realize our net deferred tax assets, has grown to the point where generally accepted accounting principles (GAAP) required that a full valuation allowance be recorded in 2002.

      Primarily as a result of the above-described business conditions and cost reduction actions, we experienced an operating loss of $14.8 million for fiscal 2002, compared to an operating loss of $74.4 million for fiscal 2001.

      In February 2002, in connection with a new compensation program for our Vice Presidents, we issued additional shares of restricted common stock to our US Vice Presidents and granted our non-US Vice Presidents the right to receive additional shares of our common stock subject to the terms of an installment stock award. See Note Fourteen to our Consolidated Financial Statements included in Part II, Item 8.

      Our revenue is generated primarily from professional services, which is billed principally on a time and materials basis. We have, on occasion, contracted projects on a fixed-fee basis. Revenue is recognized for time and material engagements as services are rendered, primarily utilizing the percentage-of-completion method.

      Other revenue contributors include fees generated from Managed Services. Revenue from sales of our Managed Services was 8% and 5% of revenue in 2002 and 2001, respectively. Revenue from sales of our Loyalty SuiteTM and sales of third-party software was 3% and 1% of revenue in 2002 and 2001, respectively. The increase in 2002 is primarily the result of increased sales of third-party software.

      Our revenue from international operations primarily represents revenue in Europe and Australia. International operations represented 10% and 18% of revenue for the years ended December 28, 2002 and December 29, 2001, respectively.

      We typically experience seasonal fluctuations in our revenue and earnings on a global basis in the fourth quarter because of the reduced number of billing days due to holidays. In addition, we have historically experienced decreases in revenue from our European operations in the third quarter because of extended summer vacation periods. Although those decreases in revenue have not been significant in the past, they may increase in the future.

      Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes employee costs for training, travel expenses, laptop computer leases and other expenses of a billable and non-billable nature.

      Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectible amounts. Selling, general and administrative also includes expenses relating to administrative and technical support services provided by TSC, which were provided after the spin-off in 2000 as part of a shared services agreement. None of these services were provided by TSC in 2002 or 2001.

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

      eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involves integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis. Although eLoyalty occasionally performs projects on a fixed fee basis, the total portion of revenue derived from fixed fee engagements is not significant. For the integration or the building of a system eLoyalty recognizes revenue on the percentage-of-completion method as services are performed, based on hourly billing rates. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other consulting services, we recognize revenue based on the percentage-of-completion method based on the hours incurred over the total estimated hours. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We have recorded an income tax valuation allowance to reduce our US and non-US net deferred tax assets to zero. The valuation allowance for US deferred tax assets was established in 2002, to account for the unpredictability surrounding the timing of realization of our US net deferred tax assets due to uncertain economic conditions. The decision to establish a valuation allowance for the non-US deferred tax assets was made in 2001 following an assessment of the recoverability of these net deferred tax assets in light of then-current estimates of the return of non-US operating units to acceptable, continuing levels of profitability. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on an anticipated return to predictable levels of profitability.

      We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2002 and 2001. A substantial portion of the accruals represents contractual severance for identified employees and is not subject to significant revision. That portion of the accruals relating to office space reductions and office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recorded.

Year Ended December 28, 2002 Compared with the Year Ended December 29, 2001

Revenue

      Our revenue decreased $60.0 million, or 41%, to $86.7 million in 2002 from $146.7 million in 2001. Revenue from professional fees decreased $61.2 million, or 44%, to $77.4 million in 2002 from $138.6 million in 2001. The decrease in revenue is due to a weak economic environment that led to decreased demand for the CRM services provided by us.

      Revenue from Managed Services decreased $0.2 million to $7.1 million in 2002 from $7.3 million in 2001. Managed Services revenue represented 8% and 5% of total revenue for the years ended December 28, 2002 and December 29, 2001, respectively. Revenue from software sales increased $1.4 million to $2.2 million in 2002 from $0.8 million in 2001.

      Revenue from North American operations decreased $42.8 million to $77.6 million in 2002 from $120.4 million in 2001. International operations revenue decreased $17.2 million to $9.1 million in 2002 from $26.3 million in 2001. As a percentage, revenue from international operations decreased to 10% in 2002 from 18% in 2001. This decrease is attributable to a weak economic environment, as well as reduced business activity in Europe and Australia.

Cost of Services

      Cost of services decreased $55.5 million, or 49%, to $57.8 million in 2002 from $113.3 million in 2001. This is due to a 28% decrease in the number of our engageable consultants to 279 as of December 28, 2002, from 387 as of December 29, 2001. Cost of services as a percentage of revenue decreased to 67% in 2002 compared to 77% in 2001. This decrease was primarily due to higher utilization in 2002 versus 2001.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $29.9 million, or 51%, to $28.9 million in 2002 from $58.8 million in 2001. This decrease was primarily the result of personnel reductions, which contributed $15.4 million, and reductions in office space, which contributed $2.8 million. Lower spending on outside services such as telecommunications costs, professional fees, and marketing further reduced these expenses by $11.7 million. The comparable headcounts were 89 in 2002 and 127 in 2001.

Severance and Related Costs

      Severance and related costs decreased $24.3 million to $9.1 million in 2002 compared to $33.4 million in 2001. This was the result of fewer workforce reductions and lower reductions in facility space in 2002 versus 2001. All of these respective actions were in response to a decline in revenue and expected business activity. Annual savings resulting from the cost reduction actions initiated in 2002 are expected to be approximately $13.5 million and to be fully realized in 2003. Annual savings resulting from 2001 actions were anticipated to be $65 million. All of these savings were realized in 2002.

Research and Development Expenses

      Research and development expenses decreased $4.9 million, or 96%, to $0.2 million in 2002 from $5.1 million in 2001. This decrease is primarily due to lower investment in the Loyalty Lab, including headcount reductions. We have decreased our investment in research and development to correspond to current economic conditions.

Depreciation Expense

      Depreciation expense decreased to $5.5 million in 2002 compared to $5.7 million in 2001. The $0.2 million decrease is primarily due to the write-off of equipment and leasehold improvements related to the reductions in leased office space in 2002.

Goodwill Amortization

      Effective January 2002, eLoyalty adopted SFAS 142, “Goodwill and Other Intangible Assets” which requires that goodwill no longer be amortized. Goodwill amortization expense decreased to zero in 2002 compared to $4.8 million in 2001. Goodwill amortization was primarily attributable to the acquisition of The Bentley Group in 1997.

Other Income

      We recognized non-operating other income of $0.8 million in 2002 compared to $1.7 million in 2001. The $0.9 million decrease in non-operating other income was primarily due to reduced yields for funds classified as cash and restricted cash.

Income Tax Provision (Benefit)

      The effective tax rate increased year-over-year due to a $24.6 million valuation allowance established in 2002 for US net deferred tax assets. We established a valuation allowance against the benefit of US operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units. In 2001, we established a $14.1 million valuation allowance against the benefit of certain non-US operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units.

Net Loss

      We reported a net loss of $40.8 million for 2002 as compared with a net loss of $67.2 million in 2001. Our net loss is $0.7 million more than reported in our January 30, 2003 press release regarding fiscal 2002 financial results, due to an unexpected judgment rendered on February 14, 2003 for a non-US pending civil litigation matter. This expense was included in Severance and Related Costs. See Note Nineteen to the Consolidated

Financial Statements included in Item 8, Part II of this Form 10-K. We reported a net loss of $7.86 per share on a basic and diluted basis in 2002 compared to a net loss of $13.42 per share on a basic and diluted basis in 2001. The losses in 2002 and 2001 are primarily attributable to significant declines in our business and the charges for severance and related costs and the establishment of a US and non-US income tax valuation allowance.

Year Ended December 29, 2001 Compared with the Year Ended December 30, 2000

Revenue

      Our revenue decreased $89.8 million, or 38%, to $146.7 million in 2001 from $236.5 million in 2000. Revenue from professional fees decreased $84.4 million, or 38%, to $138.6 million in 2001 from $223.2 million in 2000. The decrease in revenue was due to a weak economic environment that led to decreased demand for the CRM services provided by us.

      Revenue from Managed Services decreased $0.5 million to $7.3 million in 2001 from $7.8 million in 2000. Managed Services revenue represented 5% and 3% of total revenue for the years ended December 29, 2001 and December 30, 2000, respectively. Revenue from software decreased $4.7 million to $0.8 million in 2001 from $5.5 million in 2000. Revenue from international operations increased to approximately 18% of total revenue in 2001, compared to 12% in 2000.

Cost of Services

      Cost of services decreased $37.4 million, or 25%, to $113.3 million in 2001 from $150.7 million in 2000. This is due to a decrease in the number of our engageable consultants to 387 as of December 29, 2001, for a decrease of 50%, from 768 as of December 30, 2000. Cost of services as a percentage of revenue increased to 77% in 2001 compared to 64% in 2000. This increase was primarily due to lower utilization in 2001 versus 2000.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $14.6 million, or 20%, to $58.8 million in 2001 from $73.4 million in 2000. This decrease is primarily the result of the reduction of headcount and reduction in office space in response to the decline of revenue.

Severance and Related Costs

      Severance and related costs increased to $33.4 million in 2001 compared to none in 2000. This was the result of workforce reductions and facilities closures in response to a decline in revenue and expected business activity. Annual savings resulting from these actions were expected to be $65 million, all of which were realized in 2002.

Research and Development Expenses

      Research and development expenses decreased $3.7 million, or 42%, to $5.1 million in 2001 from $8.8 million in 2000. This decrease was primarily due to lower investment in the Loyalty Lab, including headcount reductions.

Depreciation Expense

      Depreciation expense increased to $5.7 million for 2001 compared to $2.4 million in 2000. The $3.3 million increase was due to investments in computer hardware and software that were established in North American and International locations. The bulk of this system implementation occurred in 2000 when we built out our own infrastructure as a stand-alone company for US operations, following the February 2000 spin-off from TSC.

Goodwill Amortization

      Goodwill amortization expense decreased slightly to $4.8 million in 2001 compared to $5.0 million in 2000. Goodwill amortization is primarily attributable to the acquisition of The Bentley Group in 1997.

Other Income

      We recognized non-operating other income of $1.7 million in 2001 compared to $2.9 million in 2000. The $1.2 million decrease in non-operating other income was primarily due to lower average invested cash balances and yields, and increased interest expense on short-term borrowings.

Income Tax Provision (Benefit)

      The effective tax rate declined year-over-year due to a $14.1 million valuation allowance established for non-US net deferred tax assets. During 2001, we established a valuation allowance against the benefit of certain non-US operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units.

Net Loss

      We reported a net loss of $63.7 million for 2001 as compared with a net loss of $0.4 million in 2000. We reported a net loss of $13.42 per share on a basic and diluted basis in 2001 versus a net loss of $0.09 per share on a basic and diluted basis in 2000.

Liquidity and Capital Resources

      Our principal capital requirements are to fund working capital needs, capital expenditures, payment of preferred stock dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At December 28, 2002, we had cash and cash equivalents of approximately $48.9 million and restricted cash of approximately $9.6 million, which included the proceeds of an $8.6 million borrowing under our revolving credit line. Our cash and cash equivalents position increased $6.2 million compared to December 29, 2001. The increase in our cash and cash equivalents was primarily attributable to the $7.1 million of income tax refunds received in 2002. Restricted cash represents cash as security for our line of credit and letters of credit. The $0.2 million increase in restricted cash is due principally to additional letters of credit supporting leases and sales of third party software.

      Operating activities generated net cash of approximately $10.4 million during 2002 compared to a net use of cash of $8.7 million during 2001. Net cash outflows from operating losses were more than offset by reductions in receivables of $13.7 million and income tax refunds of $7.1 million. Days sales outstanding of 51 days at December 28, 2002 compared favorably to 80 days at December 29, 2001. At December 28, 2002, there remained $2.2 million of unpaid severance and related costs.

      Cash flows used in investing activities consisted of capital expenditures of $2.3 million during 2002, as compared to capital expenditures of $8.5 million for 2001. The 2002 spending was primarily related to investment in infrastructure software for the US and non-US locations. The bulk of this system implementation occurred in 2000 and 2001 when we built out our own infrastructure as a stand-alone company for US operations, following the February 2000 spin-off from TSC. We expect that our capital expenditures for 2003 will be less than $1.0 million.

      Cash flows from financing activities decreased $21.2 million to $0.9 million of use in 2002 from $20.3 million of cash provided in 2001. The $0.9 million of cash used in 2002 is attributable to the increase in restricted cash, offset by the freezing of the employee stock purchase plan in 2002, and cash dividends of $0.9 million paid in July 2002 on the Series B stock. In 2001, we received $23.3 million ($20.0 million, net) related to the issuance of the Series B stock and net proceeds from our revolving credit agreement of $8.6 million. Cash dividends of approximately $0.8 million were paid in January 2003 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.8 million is expected to be paid in July 2003 on the Series B stock. The amount of the semi-annual dividend would decrease by any conversions of the Series B stock into common stock which would include payment of accrued but unpaid dividends at time of conversion.

      Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $48.9 million and $42.7 million as of December 28, 2002 and December 29, 2001, respectively. In addition, our restricted cash of $9.6 million at December 28, 2002 is available to retire our indebtedness under the Facility as described below.

      We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 9, 2002 which provides for a secured revolving line of credit in a maximum principal amount of $15 million through December 31, 2003 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit and letter of credit obligations under the Facility. eLoyalty’s borrowings under the Facility aggregated $8.6 million at December 28, 2002. Available credit under the Facility has been reduced by an additional $1.0 million related to letters of credit issued under the Facility for operational commitments. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. The effective annual interest rate at December 28, 2002 was 2.1% under the Facility. Interest expense was $229 and $293 for the years ended December 28, 2002 and December 29, 2001, respectively. We had no interest expense in fiscal 2000.

      At December 28, 2002 we had three customers each accounting for 10% or more of our total net receivables. UnitedHealth Group, Washington Mutual, and Eli Lilly accounted for 24%, 17%, and 10%, respectively of our total net accounts receivable. We have collected approximately 62% of these amounts subsequent to December 28, 2002. With a higher percentage of our revenue dependent on fewer customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

      We anticipate that our current cash resources, together with other expected internally generated funds, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. We also anticipate that our cash resources will be sufficient to meet our current expected needs. If, however, our operating activities or net cash needs for the year were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there could be no assurance that we would have access to additional external capital resources on acceptable terms.

Obligations and Commitments

      Our remaining required payment obligations under lease and certain other commitments are shown in the following table:

Cash Obligations	Total	2003	2004	2005	After 2005

Letters of credit	$979	$979	—	—	—
Operating leases	$4,903	$2,830	$1,158	$637	$278
Severance and related costs(1)	$6,966	$3,962	$1,534	$809	$661
Venture fund(2)	$14,700	$14,700	—	—	—

(1)	The amounts listed have not been reduced by minimum sublease rentals of $340, $614 and $215 due in the future for years 2003, 2004, and 2005, respectively, under non-cancelable subleases.

(2)	eLoyalty previously had a commitment to invest up to $14,700, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). The members of eLoyalty Ventures terminated this fund in 2003. Accordingly, we will not make any expenditures relating to this fund.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 effective in fiscal 2003 will have a material impact on our financial position or results of operations.

      SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections,” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. We do not expect the adoption of SFAS No. 145 effective in fiscal 2003 will have a material impact on our financial position or results of operations.

      In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” that will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, and states that an entity’s commitment to an exit plan does not, by itself, create a present obligation to other parties that meet the definition of a liability. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. We have not adopted the provisions of SFAS No. 146 in the financial statements for the period ended December 28, 2002 financial statements, or for any prior periods. However, eLoyalty will apply the provisions of SFAS No. 146 to any future exit or disposal activities that are initiated after December 28, 2002.

      In November 2002, the FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 relates to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect FIN 45 effective in fiscal 2003 will have a material effect on our financial position or results of operations.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not expect the adoption of FIN 46 will have a material effect on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. See Note Fourteen to our consolidated financial statements included in Part II, Item 8 for disclosure regarding our stock-based compensation.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after

June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our results of operations or financial position.

Factors that May Affect Future Results or Market Price of Stock

      Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-K include the following:

•	uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	management of the risks associated with increasingly complex client projects in general as well as new services offerings, including risks relating to the variability and predictability of the number, size, scope, cost and duration of, and revenue from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

•	management of growth, expansion into new geographic and market areas and development and introduction of new service offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including firms with both significantly greater financial and technical resources than eLoyalty and new entrants;

•	the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	the overall demand for CRM services and software and information technology consulting services generally; and

•	the continued impact of the current economic slowdown, as well as the impact of other future general business, capital market and economic conditions and volatility, such as the impact the possible US military action in the Middle East may have on the environment in which we and our customers operate.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the years ended December 2002 and 2001, 15% and 23%, respectively, of our revenues were denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

      We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. A 1% increase in the rate charged would result in additional interest expense of approximately $0.1 million based on current borrowing.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page

Financial Statements:
Report of Independent Accountants	23
Consolidated Balance Sheets — December 28, 2002 and December 29, 2001	24
Consolidated Statements of Operations — for each of the three years in the period ended December 28, 2002	25
Consolidated Statements of Cash Flows — for each of the three years in the period ended December 28, 2002	26
Consolidated Statements of Changes in Stockholders’ Equity (Accumulated Deficit) and Comprehensive Income (Loss) — for each of the three years in the period ended December 28, 2002	27
Notes to Consolidated Financial Statements	28
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts — for each of the three years in the period ended December 28, 2002	50

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of eLoyalty Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of eLoyalty Corporation and its subsidiaries (the “Company”) at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note Two to the consolidated financial statements, the Company changed its method of accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP

Chicago, Illinois

January 30, 2003 except for Note Nineteen, as to which the date is February 14, 2003

eLOYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 28,	December 29,
	2002	2001

ASSETS:
Current Assets:
Cash and cash equivalents	$48,879	$42,653
Restricted cash	9,579	9,448
Receivables, net	10,443	22,934
Deferred income taxes	—	2,451
Prepaid expenses	1,180	1,190
Refundable income taxes	300	6,597
Other current assets	467	2,300

Total current assets	70,848	87,573
Equipment and leasehold improvements, net	13,859	17,889
Goodwill, net	2,135	2,135
Deferred income taxes	—	20,059
Long-term receivables and other	961	358

Total assets	$87,803	$128,014

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,600	$8,600
Accounts payable	1,668	2,154
Accrued compensation and related costs	5,902	8,274
Other current liabilities	6,819	8,750

Total current liabilities	22,989	27,778

Long-term liabilities	2,358	3,390
Commitments and contingencies (Note 18)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,343,627 and 4,562,372 shares issued and outstanding with a liquidation preference of $22,915 and $23,318 at December 28, 2002 and December 29, 2001, respectively	22,153	19,499
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,752,398 and 5,629,218 shares issued and outstanding, respectively	67	56
Additional paid-in capital	150,761	150,071
Accumulated deficit	(96,894)	(61,490)
Accumulated other comprehensive loss	(4,151)	(4,541)
Unearned compensation	(9,480)	(6,749)

Total stockholders’ equity	40,303	77,347

Total liabilities and stockholders’ equity	$87,803	$128,014

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December

	2002	2001	2000

Revenue	$86,698	$146,729	$236,498
Operating Expenses:
Cost of services	57,811	113,282	150,691
Selling, general and administrative	28,888	58,832	73,411
Severance and related costs	9,075	33,444	—
Research and development	222	5,091	8,821
Depreciation expense	5,483	5,683	2,372
Goodwill amortization	—	4,808	4,972

Total operating expenses	101,479	221,140	240,267

Operating loss	(14,781)	(74,411)	(3,769)
Other income, net	758	1,654	2,921

Loss before income taxes	(14,023)	(72,757)	(848)
Income tax provision (benefit)	21,381	(9,096)	(424)

Net loss	$(35,404)	$(63,661)	$(424)
Dividends and accretion related to Series B preferred Stock	(5,371)	(3,576)	—

Net loss available to common stockholders	$(40,775)	$(67,237)	$(424)

Basic net loss per common share	$(7.86)	$(13.42)	$(0.09)

Diluted net loss per common share	$(7.86)	$(13.42)	$(0.09)

Shares used to calculate basic net loss per share	5,190	5,011	4,823

Shares used to calculate diluted net loss per share	5,190	5,011	4,823

Noncash compensation included in individual line items above:
Cost of services	$872	$841	$789
Selling, general and administrative	2,917	2,294	1,337
Research and development	—	54	81

Total noncash compensation	$3,789	$3,189	$2,207

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December

	2002	2001	2000

Cash Flows from Operating Activities:
Net loss	$(35,404)	$(63,661)	$(424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, goodwill amortization and noncash compensation	9,273	13,680	9,551
Provision for uncollectible amounts	(400)	4,512	4,064
Noncash severance and related costs	856	14,436	—
Deferred income taxes	22,510	(3,545)	(7,950)
Changes in assets and liabilities:
Receivables	13,676	47,672	(36,932)
Other current assets	43	(4,273)	(8,407)
Accounts payable	(401)	(4,688)	6,281
Accrued compensation and related costs	(2,881)	(13,318)	8,565
Deferred compensation	—	(9,897)	2,722
Sales (purchases) of securities related to deferred compensation program	—	9,902	(2,727)
Other liabilities	(3,424)	(1,621)	3,521
Refundable income taxes	7,114	—	—
Long-term receivables and other	(550)	2,125	(613)

Net cash provided by (used in) operating activities	10,412	(8,676)	(22,349)

Cash Flows from Investing Activities:
Capital expenditures	(2,266)	(8,542)	(18,633)

Net cash used in investing activities	(2,266)	(8,542)	(18,633)

Cash Flows from Financing Activities:
Proceeds from issuance of redeemable Series B convertible preferred stock, net	—	19,988	—
Proceeds from revolving credit agreement	—	17,600	—
Repayments on revolving credit agreement	—	(9,000)	—
Required deposit on revolving credit agreement	(131)	(9,448)	—
Payments of Series B dividends	(888)	—	—
Proceeds from stock compensation plans	89	1,130	8,552
Proceeds from issuance of common stock	—	—	34,914
Capital contribution from Technology Solutions Company	—	—	20,000
Net advances from Technology Solutions Company	—	—	4,802

Net cash (used in) provided by financing activities	(930)	20,270	68,268

Effect of exchange rate changes on cash and cash equivalents	(990)	(1,537)	390

Increase in cash and cash equivalents	6,226	1,515	27,676
Cash and cash equivalents, beginning of period	42,653	41,138	13,462

Cash and cash equivalents, end of period	$48,879	$42,653	$41,138

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$210	$293	$—
Cash (refunded) paid for income taxes	$(6,820)	$(2,054)	$9,865

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(ACCUMULATED DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

				Advances		Accumulated
				From	Retained	Other
	Common Stock		Additional	Technology	Earnings	Comprehensive		Total
			Paid-in	Solutions	(Accumulated	Income	Unearned	Stockholders’
	Shares	Amount	Capital	Company	Deficit)	(Loss)	Compensation	Equity

Balance, December 31, 1999	41,400,000	$414	$963	$74,048	$—	$(847)	$(963)	$73,615

Net (loss) income				(2,595)	2,171			(424)
Foreign currency translation						(1,123)		(1,123)

Comprehensive loss								(1,547)
Net transfers and capital contribution from TSC				24,802				24,802
Spin-off from Technology Solutions Company	2,529,029	25	96,230	(96,255)				—
Issuance of common stock for stock option awards and Employee Stock Purchase Plan (ESPP)	1,163,568	12	8,540					8,552
Issuance of common stock to venture capital firms	4,539,980	45	34,869					34,914
Issuance of compensatory stock options			524				(524)	—
Issuance of restricted common stock pursuant to cancellation of certain stock options	293,125	3	3,734				(3,737)	—
Amortization of unearned compensation							520	520

Balance, December 30, 2000	49,925,702	$499	$144,860	$—	$2,171	$(1,970)	$(4,704)	$140,856

Net loss					(63,661)			(63,661)
Foreign currency translation						(2,571)		(2,571)

Comprehensive loss								(66,232)
Issuance of common stock for stock option awards and ESPP	638,785	6	1,124					1,130
Issuance of restricted and installment common stock pursuant to cancellation of certain stock options through an exchange	4,831,656	48	2,932				(2,980)	—
Issuance of restricted common stock	1,315,000	13	2,257				(2,270)	—
Amortization/forfeitures of unearned compensation	(414,829)	(4)	(2,047)				3,205	1,154
Accretion of preferred stock issuance costs			(3,281)					(3,281)
Preferred stock beneficial conversion feature			4,015					4,015
Accretion of beneficial conversion feature			(245)					(245)
Preferred stock dividend			(50)					(50)
Reverse 1:10 stock split	(50,667,096)	(506)	506					—

Balance, December 29, 2001	5,629,218	$56	$150,071	$—	$(61,490)	$(4,541)	$(6,749)	$77,347

Net loss					(35,404)			(35,404)
Foreign currency translation						390		390

Comprehensive loss								(35,014)
Issuance of common stock for stock option awards and ESPP	20,455		91					91
Issuance of restricted common stock	1,208,470	12	7,604				(7,616)	—
Amortization/forfeitures of unearned compensation	(324,490)	(3)	(2,748)				4,885	2,134
Accretion of beneficial conversion feature			(3,769)					(3,769)
Series B conversions	218,745	2	1,114					1,116
Preferred stock dividend			(1,602)					(1,602)

Balance, December 28, 2002	6,752,398	$67	$150,761	$—	$(96,894)	$(4,151)	$(9,480)	$40,303

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note One — Description of Business

      eLoyalty is a leading management consulting, systems integration and managed services company focused on optimizing customer interactions. eLoyalty offers a broad range of customer relationship management (“CRM”) related services including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems.

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

Note Two — Summary of Significant Accounting Policies

      Basis of Presentation — The financial statements for periods subsequent to the spin-off reflect eLoyalty’s results of operations and financial position as it operates as a separate, publicly traded company. The consolidated financial statements for periods prior to the spin-off reflect eLoyalty’s results of operations and financial position as it operated within TSC, and have been prepared using the historical basis in the assets, liabilities and results of operations.

      The consolidated statements of operations for the periods prior to February 15, 2000 reflect all of the related costs of doing business including an allocation of certain general corporate expenses of TSC not directly related to eLoyalty’s operations, including legal, information systems, finance, insurance, human resources, benefits administration, stockholders’ services and corporate management services. These costs were allocated to eLoyalty primarily on a proportional cost allocation method based on revenue and headcount. Management believes these allocations were made on a reasonable basis.

      The financial information for periods prior to February 15, 2000 may not necessarily reflect what the financial position and results of operations of eLoyalty would have been had eLoyalty operated as a separate, stand-alone publicly traded entity during such periods.

      Change in Fiscal Year-End — In connection with implementing new business systems and processes in December 2000, eLoyalty changed from a calendar year-end to a fiscal year ending with the Saturday closest to the end of December. The fiscal year-ends for 2002, 2001, and 2000 are December 28, December 29, and December 30, respectively.

      Consolidation — The consolidated financial statements include the accounts of eLoyalty and all of its subsidiaries. All significant intercompany transactions have been eliminated.

      Revenue Recognition — eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involves integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis. Although eLoyalty occasionally performs projects on a fixed fee basis, the total portion of revenue derived from fixed fee engagements is not significant. For the integration or the building of a system eLoyalty recognizes revenue on the percentage-of-completion method as services are performed, based on hourly billing rates. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other consulting services, we recognize revenue based on the percentage-of-completion method based on the hours incurred over the total estimated hours. eLoyalty uses subcontractors to supplement its resources in client engagements. Revenue generated through subcontractors is recognized as the service is performed, and the related

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subcontractor costs are included in cost of services incurred. Losses on engagements, if any, are recognized when they are probable and estimable. eLoyalty also derives revenue from the licensing of proprietary software and in certain circumstances resale of third party software. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. Fees from licenses sold together with consulting services are recognized upon delivery, provided that the above criteria have been met, the services do not involve significant production, modification or customization of the software, and the Company has vendor specific objective evidence of fair value of the services. In those instances when it is determined that the services involve significant production, modification or customization of the software, or the Company does not have evidence of the fair value, both the license and consulting fees are recognized under the percentage-of-completion method of contract accounting. Maintenance revenue is recognized ratably over the term of the maintenance contract.

      In accordance with a November 2001 EITF, we characterize out-of-pocket expenses as revenue in the statement of operations. We adopted this policy in our Form 10-K for the fiscal year ended December 29, 2001, and reclassified prior period amounts in order to make the financial statements comparable. Out-of-Pocket expenses included in revenue for the years ended 2002, 2001 and 2000 were $7,899, $15,533, and $24,895, respectively. This change in presentation does not affect the reported net loss.

      Reclassifications — The accompanying consolidated financial statements reflect reclassifications of billable expenses as part of Emerging Issues Task Force (“EITF”) 01-14 requiring billable expenses to be reported as revenue. It also reflects the reclassification of certain other costs of engageable project personnel from Selling, general and administrative to Cost of services. All periods presented have been revised to reflect these changes. These reclassifications had no impact on net income (loss) or stockholders’ equity.

      Cost of Services — Cost of services consist primarily of salaries, incentive compensation, billable and non-billable expenses, employee benefits for eLoyalty personnel available for client assignments, and fees paid to subcontractors for work performed on client projects.

      Cash and Cash Equivalents — eLoyalty considers all highly liquid investments readily convertible into known amounts of cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

      Restricted Cash — Restricted cash principally represents cash as security for eLoyalty’s line of credit and letters of credit.

      Equipment and Leasehold Improvements — Computers, software, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. The useful life for computers and software is three years. For enterprise software applications where a longer useful life is deemed appropriate, five years is used. For furniture and equipment, a useful life of five years is used. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is periodically reviewed to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value.

      eLoyalty accounts for software developed for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As such, costs incurred that relate to the planning and post-implementation phases of development are expensed. Costs incurred during application development stage are capitalized and amortized over the asset’s estimated useful life, generally three to five years.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” which requires that goodwill no longer be amortized effective January 2002. Unamortized goodwill at December 28, 2002 is $2,135. Accumulated amortization of goodwill as of December 28, 2002 and December 29, 2001 was $20,043. The carrying value of goodwill is periodically reviewed to assess recoverability based on an estimate of fair market values.

      Research and Development Costs — Research and development costs are expensed as incurred. Research and development expenses relate primarily to the dedicated research and development facility maintained by eLoyalty, and consist primarily of salaries, incentive compensation and employee benefits costs for dedicated personnel, occupancy costs, staff recruiting costs, administrative costs, travel expenses and depreciation.

      Software Development Costs — eLoyalty capitalizes software development costs for software to be sold to third parties once technological feasibility is established and prior to general release. Amortization is computed as the greater of the amount computed using the (a) ratio of current revenue to the total current and anticipated future revenue or (b) the straight-line method over the estimated economic life of the product. There are no capitalized software development costs included on eLoyalty’s balance sheets as of December 28, 2002 or December 29, 2001.

      Stockholders’ Equity — Stockholders’ equity includes common stock issued, additional paid-in capital, retained earnings (deficit), accumulated other comprehensive income (loss) related to foreign currency translation and unearned compensation related to stock-based compensation. Net advances from TSC represent transfers to eLoyalty primarily for operations and working capital requirements, offset by cash collected by TSC for the periods prior to the spin-off. In connection with the spin-off, net advances from TSC were recorded as common stock and additional paid-in capital (see Note Four). Following the spin-off, eLoyalty no longer received operational funding from TSC and no longer participated in the TSC cash management program. The 4.3 million shares of Series B stock is not classified as permanent equity in the accompanying balance sheets as the preferred stockholders’ have the ability to initiate a redemption that is considered outside eLoyalty’s control.

      Earnings (Loss) Per Common Share — eLoyalty calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per common share has been computed by dividing the net loss available to common stockholders for each period presented by the weighted average shares outstanding. Diluted loss per common share has been computed by dividing the net loss available to common stockholders by the weighted average shares outstanding plus the dilutive effect of common stock equivalents using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of common stock equivalents was not included in the diluted loss per share calculation as they were antidilutive.

      Foreign Currency Translation — The functional currencies for eLoyalty’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to US dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

      Fair Value of Financial Instruments — The carrying values of current assets and liabilities approximated their fair values as of December 28, 2002 and December 29, 2001.

      Concentration of Credit Risk — Financial instruments that potentially subject eLoyalty to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located primarily in the US and are denominated in US dollars. For the year ended December 28, 2002, eLoyalty had four clients each accounting

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for 10% or more of our revenue. These customers were UnitedHealth Group at 14%, Eli Lilly at 12%, Allstate Insurance at 11%, and AT&T Wireless at 10%. For the year ended December 29, 2001, eLoyalty had two clients, each accounting for 13% of eLoyalty’s total revenue: Agilent Technologies and UnitedHealth Group. Agilent Technologies accounted for 15% of revenue for the year ended December 30, 2000. At December 28, 2002 we had three customers each accounting for 10% or more of our total net receivables. UnitedHealth Group, Washington Mutual, and Eli Lilly accounted for 24%, 17%, and 10%, respectively of our total net accounts receivable.

      Stock-Based Compensation — eLoyalty accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (see Note Fourteen). Compensation costs for employee stock options are measured as the excess, if any, of the fair value of common stock at the date of grant over the amount an employee must pay to acquire the stock, providing that all other requirements for fixed plan accounting are satisfied. In the event stock options are granted at a price lower than the fair value on the date of grant, the difference is recorded as unearned compensation. Cancelled and reissued stock options are accounted for under variable plan accounting with the related unearned compensation subject to adjustment in future periods based on the fluctuations of the fair value of the common stock. Unearned compensation is amortized over the vesting period of the related stock option or right. The unearned compensation recorded at December 28, 2002, December 29, 2001 and December 30, 2000 relates solely to eLoyalty stock-based awards. The following table illustrates the effect had compensation costs for eLoyalty’s stock option plans been determined using the fair value method under SFAS 123. eLoyalty’s net loss available to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended

	2002	2001	2000

Net loss available to common stockholders as reported	$(40,775)	$(67,237)	$(424)
Stock-based compensation expense determined under the fair value method, net of related tax effects	(6,688)	(6,391)	(11,957)

Pro forma	$(47,463)	$(73,628)	$(12,381)

Basic net loss per share:
As reported	$(7.86)	$(13.42)	$(0.09)

Pro forma	$(9.15)	$(14.69)	$(2.57)

Diluted net loss per share:
As reported	$(7.86)	$(13.42)	$(0.09)

Pro forma	$(9.15)	$(14.69)	$(2.57)

      Income Taxes — eLoyalty uses an asset and liability approach, as required under SFAS No. 109, for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities and for tax loss carryforwards. eLoyalty does not provide US deferred income taxes on earnings of US or foreign subsidiaries which are expected to be indefinitely reinvested. Prior to the spin-off, eLoyalty’s results have been included in TSC’s consolidated federal and state income tax returns. The income tax provision for such periods is calculated, and deferred tax assets and liabilities are recorded, as if eLoyalty had operated as an independent entity.

      Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those amounts.

      New Accounting Standards — In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. eLoyalty adopted SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective January 1, 2002. The Company has completed the annual impairment and transitional impairment test of goodwill as of December 28, 2002 and January 1, 2002 and no impairment was noted.

      The following is a reconciliation of the net loss and the basic and diluted net loss per common share between the amounts reported by eLoyalty and the adjusted amounts reflecting the new accounting requirements related to goodwill amortization for the periods presented.

	For the Years Ended

	2002	2001	2000

Net loss as reported	$(35,404)	$(63,661)	$(424)
Add back goodwill amortization, net of tax	—	3,186	3,431

Net loss as adjusted	(35,404)	(60,475)	3,007
Series B preferred stock dividends and accretion	(5,371)	(3,576)	—

Net loss available to common stockholders as adjusted	$(40,775)	$(64,051)	$3,007

Basic net loss per common share as reported	$(7.86)	$(13.42)	$(0.09)
Add back goodwill amortization, net of tax	—	0.64	0.71

Basic net loss per common share as adjusted	$(7.86)	$(12.78)	$0.62

Diluted net loss per common share as reported	$(7.86)	$(13.42)	$(0.09)
Add back goodwill amortization, net of tax	—	0.64	0.65

Diluted net loss per common share as adjusted	$(7.86)	$(12.78)	$0.56

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. eLoyalty does not expect the adoption of SFAS No. 143 effective in fiscal 2003 will have a material impact on eLoyalty’s financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” while retaining many of the provisions of that statement. The adoption of SFAS No. 144 did not have a material impact on eLoyalty’s financial position or results of operations.

      SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections,” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. We do not expect the adoption of SFAS No. 145 effective in fiscal 2003 will have a material impact on our financial position or results of operations.

      In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, and states that an entity’s commitment to an exit plan does not, by itself, create a present obligation to other parties that meet the definition of a liability. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. We have not adopted the provisions of SFAS No. 146 in the financial statements for the period ended December 28, 2002, or for any prior periods. However, eLoyalty will apply the provisions of SFAS No. 146 to any future exit or disposal activities that are initiated after December 28, 2002.

      In November 2002, the FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 relates to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 effective in fiscal 2003 will have a material effect on our financial position or results of operations.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not expect the adoption of FIN 46 to have a material effect on our financial position or results of operations.

      In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods and in this Form 10-K. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. See Note Fourteen and the discussion above for disclosure regarding our stock-based compensation.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our results of operations or financial position.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Three — Severance and Related Costs

      During 2002, eLoyalty recognized pre-tax charges (including adjustments) of $2,410, $3,140, and $3,525 in the first quarter, third quarter, and fourth quarter, respectively. This aggregate $9,075 charge for 2002 was the result of cost reduction actions taken throughout the year. These charges relate to employee severance payments and related costs for the elimination of approximately 107 positions, in both the North American and International segments, and related office space reductions and office closures.

      Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets. Other costs include laptop costs and other contractual computer lease termination costs, and legal expenses.

      During the year ended December 28, 2002, eLoyalty made cash payments of $9,631 related to these 2002 cost reduction actions. Annual savings resulting from cost reduction actions initiated in 2002 are expected to be approximately $13,522 and to be fully realized in 2003. eLoyalty expects substantially all severance and related costs to be paid out by the end of the second quarter of 2003 pursuant to agreements entered into with affected employees, facility costs related to office space reductions and office closures to be paid pursuant to contractual lease terms through 2007 and other costs to be paid pursuant to contractual commitments through 2003.

      The severance and related costs and their utilization as of and for the year ended December 28, 2002 are as follows:

	Reserve				Reserve
	Balance	2002	2002	2002	Balance
	12-29-01	Charges	Adjustments	Payments	12-28-02

Employee severance	$1,601	$5,626	$(142)	$4,927	$2,158
Facilities	4,141	1,529	1,066	2,641	4,095
Other	2,174	905	89	2,063	1,105

Total	$7,916	$8,060	$1,013	$9,631	$7,358

      Of the $7,358 that remains reserved as of December 28, 2002, $2,358 related to future lease payments, net of estimated sublease recoveries, is reflected in Long-term liabilities, $2,158 related to severance payments is reflected in Accrued compensation and related costs and the balance of $2,842 is reflected in Other current liabilities. Of the balance in Other current liabilities, $2,485 relates to lease payments and is expected to be paid in 2003.

      The adjustment to the accrual for estimated facility costs was primarily due to the rental sublease of properties at a rate less than originally estimated. Of the $2,641 of facility payments in 2002, approximately $1,471 was related to amounts reserved in 2001.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Four —	eLoyalty Spin-off from Technology Solutions Company

      eLoyalty was spun off from TSC into a separate, publicly traded company on February 15, 2000. In connection with the spin-off, TSC’s net advances to eLoyalty were recorded as common stock and additional paid-in capital. The net assets distributed to eLoyalty were as follows:

February 15,
2000

Cash	$30,794
Receivables, net	50,056
Other current assets	23,603
Goodwill	11,342
Other long-term assets	7,379
Accounts payable	1,238
Other current liabilities	26,784

Note Five —	Related Party Transactions

      eLoyalty has periodically provided employee loans as part of employment agreements. These loans have interest rates ranging from 2.5% to 5.2%. The loans are generally forgiven over one to three years at various rates, depending on the value of the loan and the terms of the employment agreement, based on continued employment with eLoyalty. The unforgiven loan balances and related accrued interest are due and payable in full if an employee terminates employment before the end of the loan term. The total value of outstanding employee loans, including certain loans to officers, were $300, $1,100 and $3,400, respectively, as of December 28, 2002, December 29, 2001, and December 30, 2000, respectively. The loan balances are classified as Other current assets.

      Pursuant to the spin-off, on February 15, 2000, eLoyalty entered into contractual arrangements with TSC whereby TSC provided eLoyalty with certain administrative support through 2000. The total charge from TSC for the year ended December 30, 2000 was $5,036.

Note Six —	Receivables, Net

      Receivables consist of the following:

	As of December

	2002	2001

Amounts billed to clients	$11,775	$25,210
Unbilled revenue	258	124

	12,033	25,334
Reserve for uncollectible amounts	(1,590)	(2,400)

Receivables, net	$10,443	$22,934

      Amounts billed to clients represent professional fees and reimbursable project-related expenses. Unbilled revenue represents professional fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 28, 2002 and December 29, 2001 consist of amounts due from customers to be collected within one year of the balance sheet date.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Seven —	Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following:

	As of December

	2002	2001

Computers and software	$23,510	$21,195
Furniture and equipment	2,738	4,117
Leasehold improvements	1,430	1,486

	27,678	26,798
Accumulated depreciation and amortization	(13,819)	(8,909)

Equipment and leasehold improvements, net	$13,859	$17,889

      Depreciation expense was $5,483, $5,683, and $2,372 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. Depreciation expense includes depreciation for capitalized software of $3,395, $2,940, and $315 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Note Eight —	Income Taxes

      Income (loss) before income taxes consisted of the following:

	For the Years Ended

	2002	2001	2000

United States	$3,008	$(50,203)	$18,602
Foreign	(17,031)	(22,554)	(19,450)

Total	$(14,023)	$(72,757)	$(848)

      The income tax provision (benefit) consists of the following:

	For the Years Ended

	2002	2001	2000

Current:
Federal	$—	$(5,465)	$6,950
State	60	(208)	859
Foreign	(389)	122	(712)

Total current	(329)	(5,551)	7,097

Deferred:
Federal	19,815	(12,709)	(1,923)
State	2,814	(1,633)	204
Foreign	(919)	10,797	(5,802)

Total deferred	21,710	(3,545)	(7,521)

Income tax provision (benefit)	$21,381	$(9,096)	$(424)

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total income tax provision (benefit) differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Years Ended

	2002	2001	2000

Federal tax benefit, at statutory rate	$(4,908)	$(25,465)	$(297)
State tax (benefit) provision, net of federal benefit	(270)	(2,510)	539
Effect of foreign tax rate differences	—	96	(1,205)
Nondeductible expenses	88	202	208
Nondeductible goodwill	—	263	235
Other	(222)	1,527	96
Non US rate changes	—	1,290	—
Non US NOL Adjustments	—	1,421	—
Deferred valuation allowance	26,693	14,080	—

Income tax provision (benefit)	$21,381	$(9,096)	$(424)

      Deferred tax assets and liabilities were comprised of the following:

	As of December

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$33,845	$29,787
Equity losses of unconsolidated investee	400	400
Receivable allowances	636	672
Other accruals	959	1,460
Depreciation and amortization	2,077	1,364
Non-deductible reserves	2,300	2,468
Tax credit carry forwards	594	520
Deferred valuation allowance	(40,773)	(14,080)

Total deferred tax assets	38	22,591

Deferred tax liabilities:
Prepaid expenses	(38)	(81)

Total deferred tax liabilities	(38)	(81)

Net deferred tax asset	$—	$22,510

      During fiscal 2002, eLoyalty established a valuation allowance of $24,634 related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. Accordingly, as of December 28, 2002, total net deferred tax assets of $40,773 are fully offset by a valuation allowance. The decision to establish a valuation allowance for the remaining US deferred tax assets was made following eLoyalty’s normal fourth quarter process of assessing current year results and forecasting financial performance for the next fiscal year and beyond. The return of the global economy to levels previously experienced, and specifically client investments in IT infrastructure and consulting services, has been delayed even beyond that which was anticipated in recent forecasts. Delays and deferrals of new client projects and extensions have resulted in sequential declines in eLoyalty’s quarterly revenue during fiscal 2002 and less than expected operating profits. In response to revenue declines, we have successfully implemented cost reduction

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when eLoyalty will return to acceptable levels of profitability sufficient to utilize its US net operating loss carryforwards (NOLs) and realize its net deferred tax assets has grown to the point where generally accepted accounting principles required that a full valuation allowance be recorded in 2002. The Company’s US Federal NOLs expire beginning 2021.

      During 2001, eLoyalty established a valuation allowance against the benefit of certain non-US operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of non-US operating units to acceptable, continuing levels of profitability. As of December 28, 2002, eLoyalty had a valuation allowance of $16,139 relating to these non-US operating unit tax losses. The Company’s non-US NOLs are subject to various expiration dates beginning in 2005.

      eLoyalty’s ability to utilize its NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if eLoyalty were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of eLoyalty’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of eLoyalty’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

      Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and eLoyalty, TSC will generally be liable to eLoyalty for any income tax benefits realized by TSC related to the exercise of eLoyalty stock options by TSC employees (see Note Fourteen). With respect to the realizability of these tax benefits, if any, eLoyalty is dependent on TSC’s ability to realize the benefits, and accordingly, eLoyalty does not recognize these benefits until realized by TSC.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Nine — Goodwill

      The following is a reconciliation of the net loss and the basic and diluted net loss per common share between the amounts reported by eLoyalty and the adjusted amounts reflecting the new accounting requirements related to goodwill amortization for the periods presented.

	For the Years Ended

	2002	2001	2000

Net loss as reported	$(35,404)	$(63,661)	$(424)
Add back goodwill amortization, net of tax	—	3,186	3,431

Net loss as adjusted	(35,404)	(60,475)	3,007
Series B preferred stock dividends and accretion	(5,371)	(3,576)	—

Net loss available to common stockholders as adjusted	$(40,775)	$(64,051)	$3,007

Basic net loss per common share as reported	$(7.86)	$(13.42)	$(0.09)
Add back goodwill amortization, net of tax	—	0.64	0.71

Basic net loss per common share as adjusted	$(7.86)	$(12.78)	$0.62

Diluted net loss per common share as reported	$(7.86)	$(13.42)	$(0.09)
Add back goodwill amortization, net of tax	—	0.64	0.65

Diluted net loss per common share as adjusted	$(7.86)	$(12.78)	$0.56

Note Ten — Line of Credit

      We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 9, 2002 which provides for a secured revolving line of credit in a maximum principal amount of $15 million through December 31, 2003 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit and letter of credit obligations under the Facility. eLoyalty’s borrowings under the Facility aggregated $8,600 at December 28, 2002. Available credit under the Facility has been reduced by an additional $979 related to letters of credit issued under the Facility for operational commitments. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. The effective annual interest rate at December 28, 2002 was 2.1% under the Facility. Interest expense was $229 and $293 for the years ended December 28, 2002 and December 29, 2001, respectively. We had no interest expense in fiscal 2000.

Note Eleven — Executive Deferred Compensation Plan

      The Executive Deferred Compensation Plan and the associated Executive Benefit Trust were terminated effective July 15, 2001, and all participant account balances were distributed in a lump sum following the termination effective date. This nonqualified deferred compensation plan allowed eligible participants (employees at or above the level of Vice President) to defer receipt of a portion of their cash compensation. All distributions from this plan were completed before September 29, 2001.

Note Twelve — Employee Benefit Plans

      eLoyalty Corporation 401(k) Plan — eLoyalty US employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 15% of their annual compensation, subject

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Internal Revenue Service statutory limits. Effective January 1, 2003, the maximum contribution percentage was increased to 20%. Effective in 2002, the matching contribution is no longer discretionary. Instead, the Board of Directors approved a non-discretionary matching contribution at the rate of 50% of the first 6% of eligible compensation contributed to the 401(k) Plan with a maximum match of 3% of eligible earnings. Prior to 2002, Company contributions were made annually to the 401(k) Plan at the discretion of the Board of Directors. Prior to the spin-off from TSC, eLoyalty employees participated in the TSC 401(k) Plan. eLoyalty recognized expenses related to these 401(k) plans of $926, $540, and $1,697 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. In addition, the Company funds non-US contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for the periods presented.

      eLoyalty Employee Stock Purchase Plan — eLoyalty froze its Employee Stock Purchase Plan effective March 31, 2002. The Company retains the ability to reactivate this plan in the future. The Stock Purchase Plan purchased 20,455 shares of eLoyalty common stock for the year ended December 28, 2002. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 125,000 shares of eLoyalty’s common stock.

Note Thirteen — Redeemable Convertible Preferred Stock and Capital Stock

      eLoyalty was spun off from TSC into a separate, publicly traded company on February 15, 2000. In connection with establishing eLoyalty as a separate entity, 100 million shares of common stock, $0.01 par value, were authorized, of which 43,929,029 common stock shares were issued. These share amounts do not give effect to the one-for-ten reverse stock split effected on December 19, 2001, discussed below.

      Pursuant to the spin-off, eLoyalty received $8,400 from the sale of 2.5 million shares (pre-split) of common stock to Technology Crossover Ventures (“TCV”) and Sutter Hill Ventures (“Sutter Hill”). On May 26, 2000, eLoyalty also closed its common stock purchase agreement with TCV entities and issued 2 million shares (pre-split) of common stock at $13.50 per share, the closing market price on April 18, 2000, the signing date of the initial letter of intent, for proceeds of $26,500, net of issuance costs.

      At a special meeting on December 18, 2001, eLoyalty’s stockholders approved, (1) the issuance and sale of shares of redeemable 7% Series B Convertible Preferred Stock (the “Series B stock”) in a private placement financing; (2) an increase in the number of authorized shares of eLoyalty’s common stock and preferred stock in connection with the private placement and rights offering described below; and (3) a one-for-ten reverse split of eLoyalty’s outstanding common stock and a corresponding reduction in the number of authorized shares of common stock described below.

      The private placement involved the sale of approximately 3.2 million shares of Series B stock to various funds managed by TCV and Sutter Hill, for gross proceeds of approximately $16,000. The purchase price per share of Series B stock was $5.10 (after giving effect to the one-for-ten reverse stock split, which was effected immediately prior to the closing of the transaction). The private placement was completed on December 19, 2001, concurrently with the rights offering described below.

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

      At the time of issuance of the Series B stock, a beneficial conversion adjustment was calculated (since the fair market value of a share of common stock at the time exceeded the purchase price of a share of Series B stock) aggregating $4.0 million. The Series B stock was recorded at the date of issuance net of issuance costs and the beneficial conversion adjustment. The discount attributable to the issuance costs was

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fully accreted on the date of issuance by charging additional paid-in capital and increasing the recorded amount of Series B stock. The Series B stock was accreted to its full redemption value of $23,300 on a straight line basis from the date of issuance to June 19, 2002 by charging additional paid-in capital of $669 per month and increasing the recorded amount of Series B stock by a like amount.

      The Series B stock accrues dividends at a rate of 7% per annum, is entitled to a preference upon liquidation and is convertible on a one-for-one basis into shares of our common stock beginning on June 19, 2002, subject to adjustment for stock splits, stock dividends and similar actions. The Series B stock generally votes on a one for one basis with the common stockholders, subject to adjustment for certain actions and specified matters as to which the Series B stock is entitled to a separate class vote.

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

      Also on December 19, 2001, immediately prior to the closing of the private placement and rights offering but after the increase in authorized share capital described above, eLoyalty effected a one-for-ten reverse split of its issued and outstanding common stock, with a corresponding reduction in the number of authorized shares of common stock. eLoyalty effected the reverse stock split (1) to reduce the number of its shares outstanding after the private placement and the rights offering, (2) to enhance the acceptability and marketability of its common stock to the financial community and the investing public, and (3) to attempt to increase the per share market price of its common stock above NASDAQ’s $1.00 minimum bid requirement.

      On March 17, 2000, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan is intended to assure fair and equal treatment for all of eLoyalty’s stockholders in the event of a hostile takeover attempt.

      Under the terms of the Rights Plan, after giving effect to the reverse stock split described above, each share of eLoyalty’s common stock has associated with it ten rights (“Rights”). Each Right entitles the registered holder to purchase from eLoyalty one one-hundredth of a share of Series A junior participating preferred stock, without par value, at an exercise price of $160 (subject to adjustment). The Rights become exercisable under certain circumstances: 10 days after the first public announcement that any person (an “acquiring person”) has acquired 15% or more of eLoyalty’s common stock or the announcement that any person has commenced a tender offer for 15% or more of eLoyalty’s common stock. On September 24, 2001, eLoyalty amended the Rights Plan in connection with the private placement described above. The amendment provides, among other things, that (i) TCV and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 35% of eLoyalty’s outstanding common stock (determined after giving effect to the conversion of the new Series B stock), and (ii) Sutter Hill and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 20% of eLoyalty’s outstanding common stock (determined after giving effect to the conversion of the new Series B preferred stock).

      In general, eLoyalty may redeem the Rights in whole, but not in part, at a price of $0.01 per Right at any time until 10 days after any person has acquired 15% or more of eLoyalty’s common stock. The Rights will expire on March 17, 2010, unless earlier redeemed by eLoyalty or exchanged for other shares of eLoyalty’s common stock.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under specified conditions, each Right will entitle the holder to purchase eLoyalty’s common stock (or if eLoyalty is acquired in a merger or other business combination, common stock of the acquiror) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by eLoyalty’s Board of Directors.

Note Fourteen —	Stock Incentive Plans

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

      eLoyalty maintains two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). All share amounts in this Note Fourteen are presented after giving effect to the one-for-ten reverse stock split described in Note Thirteen, unless indicated otherwise.

      Under the 1999 Plan, awards of stock options, stock appreciation rights, bonus and restricted stock and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Stock option awards may be in the form of incentive or non-statutory options, provided that incentive stock options may only be granted to officers and employees of eLoyalty. All awards made under the 1999 Plan to date have been in the form of non-statutory stock options, restricted stock or bonus (installment) stock. An aggregate of 534,000 shares of eLoyalty common stock was initially reserved for issuance under the 1999 Plan for all awards other than those issued in connection with the spin-off as discussed above. On the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding as of the time of the increase. In addition, 738,756 shares were reserved for issuance under the 1999 Plan in connection with the spin-off in substitution of previously granted options to purchase shares of TSC common stock. These substitute options are not subject to the limit on shares reserved set forth above.

      On May 12, 2000, the Board of Directors approved the eLoyalty Corporation 2000 Stock Incentive Plan. Under the original terms of the 2000 Plan, non-statutory stock option awards may be granted to officers, employees and certain consultants and independent contractors of eLoyalty and its subsidiaries. The 2000 Plan was amended in September 2001 to expand the form of awards permitted under the plan to include restricted and installment stock. Awards of non-statutory stock options, restricted stock and installment stock (in the form of installment stock grants) have been made under the 2000 Plan. An aggregate of 280,000 shares of eLoyalty common stock has been reserved for issuance under the 2000 Plan.

      On November 9, 2001, eLoyalty authorized the exchange of certain outstanding non-statutory stock options issued under the 1999 Plan and 2000 Plan, having an exercise price above $30 per share on a post-split

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      If options or shares awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation then those options or shares will again become available for issuance under the plans. As of December 28, 2002, there were a total of 131,849 shares available for future grants under the 1999 and 2000 Plans.

      Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors or another duly constituted committee of the Board to the extent authorized by such plans and the Board (the “Compensation Committee”). Stock options are generally granted with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. Although the Compensation Committee has the authority to set other terms, the options generally become exercisable over a period of four years. The initial vesting may occur after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award may vest in equal monthly increments over the four-year period.

      Prior to 2002, excluding shares issued in exchange for stock, under the 1999 Plan, eLoyalty granted 83,500, and 14,250 shares of restricted common stock to certain executives net of cancellations, during the years ended December 29, 2001 and December 30, 2000, respectively. During the restricted period, the holders of such shares have the same rights as common stockholders of eLoyalty, except that the shares may not be sold, assigned, pledged or otherwise encumbered. Shares granted in the second quarter of 2001, lapse in equal monthly installments over a period of 48 months beginning on (1) May 1, 2001 with respect to 52,000 shares, and (2) May 1, 2003 with respect to 26,500 shares. Restrictions on 5,000 shares granted in 2001 and 14,250 shares, net of cancellations, granted in 2000 lapse ratably over a period of 60 months beginning July 1, 2001 and August 1, 2000, respectively.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eLoyalty was set for each tier. The Program was approved by the Compensation Committee of the Board of Directors on February 25, 2002 and was ratified by the entire Board of Directors thereafter.

      On February 28, 2002, each US Vice President received a grant of restricted eLoyalty common stock in an amount such that, when combined with previous equity grants to such Vice President, the aggregate equity granted to such Vice President approximately equaled the target equity ownership level for the tier to which such Vice President was assigned. The restrictions have and will lapse on such stock in 20 equal quarterly installments. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Non-US Vice Presidents received an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of eLoyalty common stock as would have been issued to them as restricted stock, had they been US employees, in 20 equal quarterly installments. During 2002, 1,268,918 shares (net of cancellations) of eLoyalty common stock, in the aggregate, either were granted as restricted stock or reserved for issuance under installment stock grants in connection with the Program. Substantially all of this stock came from eLoyalty’s 1999 Stock Incentive Plan (the “1999 Plan”) and such stock constituted substantially all of the stock then available for issuance under the 1999 Plan. During 2002, $7,616 in noncash compensation was recorded and will be charged to income over the five-year restriction lapsing and installment grant period. Of the 1,268,918 shares granted during 2002, eLoyalty’s President and Chief Executive Officer, Mr. Conway, received a grant of 350,206 shares of restricted eLoyalty common stock valued at $3.75 per share, the closing price for eLoyalty common stock on November 7, 2002. The restrictions on such stock lapsed with respect to 94,496 shares thereof on November 30, 2002, with the balance lapsing in substantially equal quarterly installments over the following 17 quarters, ending on February 28, 2007.

      The 1999 Plan was amended in May 2002, to increase the number of shares available for issuance under the 1999 Plan by 500,000 shares. This increase permitted equity grants to eLoyalty’s President and Chief Executive Officer, to the non-employee members of its Board of Directors, a reserve for grants to any additional directors added to the Board, and to accommodate grants to persons hired as or promoted to Vice President. In addition, the 1999 Plan, provides that each non-employee director receive a non-statutory stock option to purchase 5,000 shares of eLoyalty common stock when he or she commences service as a director. On the day following the date of each annual shareholder’s meeting, each non-employee director will receive a non-statutory stock option to purchase 1,200 shares of eLoyalty common stock. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date and a maximum term of 10 years. Stock options granted to non-employee directors upon commencement of services vest ratably over a period of 48 months. Stock options granted to non-employee directors following an annual shareholders’ meeting vest ratably over a period of 12 months.

      On November 7, 2002, eLoyalty’s Board of Directors approved a grant of non-statutory stock options to purchase 50,000 shares of eLoyalty common stock, having an exercise price per share equal to the closing price of a share of eLoyalty common stock on November 7, 2002 (or $3.75), to each of the non-employee members of the Board of Directors other than Jay Hoag, who declined to accept such a grant. A total of 200,000 options were granted, with a maximum term of 10 years, to the non-employee members of the Board of Directors and each of these option grants vest in 20 substantially equal quarterly installments.

      As of December 28, 2002, a total of 1,422,002 restricted common stock shares continued to be subject to restrictions.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity was as follows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002: (All share and exercise prices have been adjusted to reflect the one-for-ten reverse stock split.)

		Weighted
	Option	Average	Options
	Shares	Exercise Price	Exercisable

Outstanding as of December 31, 1999	534,000	$38.90	—

Granted	506,691	$209.10
Granted in connection with the spin-off(1)	738,756	$68.50
Exercised	(91,329)	$62.40
Forfeited	(190,838)	$186.50

Outstanding as of December 30, 2000	1,497,280	$90.90	594,143

Granted	259,883	$27.59
Exercised	(8,059)	$57.17
Forfeited(2)	(1,091,364)	$96.49

Outstanding as of December 29, 2001	657,740	$56.81	467,855

Granted	210,750	$3.85
Exercised	—	$—
Forfeited	(87,037)	$71.96

Outstanding as of December 28, 2002	781,453	$40.84	484,794

(1)	Includes options issued in connection with the spin-off in substitution of previously granted TSC options.

(2)	Includes options tendered in exchange for restricted stock and installment stock awards.

     The following table summarizes the status of stock options outstanding and exercisable as of December 28, 2002 by range of exercise price: (All share and exercise prices have been adjusted to reflect the one-for-ten reverse stock split.)

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average		Weighted-Average
	Number	Remaining Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (in Years)	Per Share	Exercisable	Per Share

$ 2.73—$ 9.99	222,288	9.8	$3.90	7,015	$4.83
$ 10.00—$ 19.99	173,076	7.3	$17.95	120,345	$18.02
$ 20.00—$ 39.99	177,619	8.0	$24.52	156,690	$24.37
$ 40.00—$ 79.99	99,519	7.0	$70.50	98,274	$70.61
$ 80.00—$139.99	66,542	5.8	$116.61	64,770	$116.59
$140.00—$366.25	42,409	7.1	$207.77	37,700	$204.16

Total	781,453	8.0	$40.84	484,794	$58.19

      eLoyalty has elected to disclose the pro forma effects of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and, as permitted under SFAS 123, applies Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans.

      Under APB 25, compensation costs for employee stock options are measured as the excess, if any, of the fair value of eLoyalty common stock at the date of grant over the option exercise price, providing all other

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for fixed plan accounting are satisfied. Some option shares with exercise prices below fair value were issued by eLoyalty in 1999 and 2000, thus resulting in eLoyalty recording related compensation expense. During 2000, eLoyalty cancelled and reissued options for 11,200 shares at a lower exercise price. The cancellation and reissuance of these options was necessary to meet commitments made to newly hired employees. These replacement options are accounted for under variable plan accounting and the related compensation will be subject to adjustment in the future periods based on the fluctuation of the fair value of a share of eLoyalty’s common stock. No compensation expense was recognized for these reissued options during 2002 and 2001 based on the fair value of eLoyalty’s common stock. Under APB No. 25, the fair value of restricted shares at the date of grant is amortized to expense ratably over the vesting period. eLoyalty recorded compensation expense related to awards of restricted stock and installment stock awards, including awards issued in exchange for stock options tendered, of approximately $2,475, $1,161, and $520 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

      eLoyalty is required under SFAS 123 to disclose pro forma information regarding option grants made to its directors, officers and employees based on specified valuation techniques that produce estimated compensation charges. The fair value of eLoyalty options, including substitute options issued in connection with the spin-off, were estimated at grant date using the Black-Scholes option pricing model (see Note Two).

      The weighted average grant date fair value and the assumptions used in the Black-Scholes model to calculate such fair values are shown below:

	For the Years Ended

Options	2002	2001	2000

eLoyalty Options
Expected volatility	132%-155%	50%	50%
Risk-free interest rates	2.7%-4.7%	3.6%-5.0%	5.6%-6.8%
Expected lives	5.0 years	4.5 years	4.5 years
Dividends	—	—	—
Weighted average grant date fair value
Issued above market prices	$—	$—	$126.20
Issued at market prices	$3.35	$12.92	$53.10
Issued below market prices	$—	$—	$85.40

Note Fifteen — Earnings Per Share

      The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted earnings per common share:

	For the Years Ended December(1)

	2002	2001	2000

Net loss	$(35,404)	$(63,661)	$(424)
Series B preferred stock dividends and accretion	(5,371)	(3,576)	—

Net loss available to common stockholders	$(40,775)	$(67,237)	$(424)

Weighted average shares outstanding	5,190	5,011	4,823
Common stock equivalents	3,982	146	549

Total weighted average shares and common stock equivalents (2)	9,172	5,157	5,372

(1)	In December 2001, eLoyalty effected a one-for-ten reverse stock split. Share amounts presented for all prior periods reflect the effect of the reverse split.

(2)	In periods in which there was a loss, the dilutive effect of common stock equivalents was not included in the diluted loss per share calculation as they were antidilutive.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Sixteen — Segment Information

      eLoyalty operates in one business segment focused exclusively on providing CRM related consulting services. Beginning in 2001, as a result of organizational changes, eLoyalty has two reportable geographic segments. Those segments are North America (consisting of US and Canada) and International. The following table reflects revenue, operating results, and total assets by reportable segment for the years ended December 2002, 2001 and 2000, respectively.

	North
	America	International	Total

Revenue
2002	$77,636	$9,062	$86,698
2001	$120,429	$26,300	$146,729
2000	$208,222	$28,276	$236,498
Operating (loss) income
2002	$(8,346)	$(6,435)	$(14,781)
2001	$(64,658)	$(9,753)	$(74,411)
2000	$4,545	$(8,314)	$(3,769)
Total assets
2002	$81,033	$6,770	$87,803
2001	$110,780	$17,234	$128,014
2000	$153,835	$30,783	$184,618

			Total
	United		North		United	Other	Total
	States	Canada	America	Germany	Kingdom	International	International	Total

Revenue
2002	$74,029	$3,607	$77,636	$4,124	$2,165	$2,773	$9,062	$86,698
2001	$113,208	$7,221	$120,429	$12,844	$10,686	$2,770	$26,300	$146,729
2000	$198,478	$9,744	$208,222	$10,339	$10,703	$7,234	$28,276	$236,498

      Total long-lived assets for the Company’s US operations are $15,102, $19,055, and $25,555 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. For fiscal 2002, 98% of the Company’s revenue related to services.

Note Seventeen — Leases

      eLoyalty leases various office facilities under operating leases expiring at various dates through September 30, 2007. Additionally, eLoyalty leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $3,712, $7,005, and $6,659 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. These amounts exclude rental payments related to office space reductions, which were $2,536 and $1,469 in fiscal years 2002 and 2001, respectively.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount

2003	$2,830
2004	1,158
2005	637
2006	159
2007	119

$4,903

      The above amounts do not include costs that eLoyalty has accrued as part of the severance and related costs related to restructuring activities as discussed in Note Three of $1,465, $919, $593 and $662 for 2003, 2004, 2005, and 2006-2007, respectively. These amounts have been reduced by minimum sublease rentals of $340, $614 and $215 due in the future for years 2003, 2004, and 2005, respectively, under non-cancelable subleases.

Note Eighteen — Commitments and Contingencies

      eLoyalty previously had made a commitment to invest up to $14,700, through a related entity, in eLoyalty Ventures, L.L.C. (“eLoyalty Ventures”). eLoyalty Ventures is a $30,000 venture capital fund formed in 2000 by eLoyalty, together with entities associated with Bain Capital, Sutter Hill and TCV, to focus on investing in early-stage CRM technology companies. eLoyalty was never requested to contribute to eLoyalty Ventures. The members of eLoyalty Ventures terminated this fund in 2003. Accordingly, eLoyalty will not make any expenditures relating to this fund.

      eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at December 28, 2002 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

Note Nineteen — Subsequent Event

      On February 14, 2003, a labor court in Europe issued an adverse decision in a civil employment matter brought against a non-US subsidiary of eLoyalty. While eLoyalty intends to pursue all available avenues to mitigate the effects of this decision, including the possibility of appeal, the full amount of the judgment, including anticipated expenses for such an appeal, has been reserved in 2002 in the amount of approximately $965.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twenty — Quarterly Data (Unaudited)

	1st		2nd		3rd		4th		Year

For the Year Ended December 2002
Revenue	$25,859		$21,731		$20,730		$18,378		$86,698
Operating loss	$(2,793	) (1)	$(965)		$(5,037	) (2)	$(5,986	) (3)	$(14,781)
Net loss available to common stockholders	$(4,526	) (4)	$(3,118	) (5)	$(4,746	) (6)	$(28,385	) (7)	$(40,775)
Basic net loss per share	$(0.89)		$(0.61)		$(0.92)		$(5.22)		$(7.86)
Diluted net loss per share(8)	$(0.89)		$(0.61)		$(0.92)		$(5.22)		$(7.86)
Shares used to calculate basic net loss per share (in millions)	5.01		5.10		5.12		5.44		5.20
Shares used to calculate diluted net loss per share (in millions)(8)	5.01		5.10		5.12		5.44		5.20

	1st		2nd		3rd		4th		Year

For the Year Ended December 2001
Revenue	$53,687		$38,267		$29,129		$25,646		$146,729
Operating loss	$(27,116	) (9)	$(22,097	) (10)	$(15,617	) (11)	$(9,581	) (12)	$(74,411)
Net loss available to common stockholders	$(16,477)		$(29,913	) (13)	$(9,983)		$(10,864	) (14)	$(67,237)
Basic net loss per share	$(3.30)		$(5.98)		$(1.99)		$(2.16)		$(13.42)
Diluted net loss per share(8)	$(3.30)		$(5.98)		$(1.99)		$(2.16)		$(13.42)
Shares used to calculate basic net loss per share (in millions)(15)	5.00		5.00		5.01		5.04		5.01
Shares used to calculate diluted net loss per share (in millions)(8)(15)	5.00		5.00		5.01		5.04		5.01

(1)	Includes a $2,410 charge relating to severance and related costs associated with cost reduction plans.

(2)	Includes a $3,140 charge relating to severance and related costs associated with cost reduction plans.

(3)	Includes a $3,525 charge relating to severance and related costs associated with cost reduction plans.

(4)	Includes a $2,410 charge relating to severance and related costs associated with cost reduction plans and a $2,441 charge for Series B dividends and accretion.

(5)	Includes a $2,143 charge for Series B dividends and accretion.

(6)	Includes a $3,140 charge relating to severance and related costs associated with cost reduction plans and a $411 charge for Series B dividends.

(7)	Includes a $3,525 charge relating to severance and related costs associated with cost reduction plans, a $376 charge for Series B dividends and a $24,634 valuation allowance for US deferred taxes.

(8)	In periods of a loss, common stock equivalents were not included in the calculation as they are antidilutive.

(9)	Includes a $11,475 charge relating to severance and related costs associated with cost reduction plans and goodwill amortization of $1,244.

(10)	Includes a $10,719 charge relating to severance and related costs associated with cost reduction plans and goodwill amortization of $1,241.

(11)	Includes a $7,100 charge relating to severance and related costs associated with cost reduction plans and goodwill amortization of $1,123.

(12)	Includes a $4,150 charge relating to severance and related costs associated with cost reduction plans and goodwill amortization of $1,200.

(13)	Includes a $14,384 valuation allowance for non-US deferred taxes.

(14)	Includes a $3,576 charge for Series B dividends and accretion.

(15)	All share amounts presented give effect to the one-for-ten reverse stock split effected in December 2001.

eLOYALTY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at			Balance
Description of Allowance	Beginning			at End of
and Reserves	of Period	Additions	Deductions	Period

Valuation allowances for uncollectible amounts:
Year ended December 28, 2002	$2,400	(400)	(410)	$1,590
Year ended December 29, 2001	$1,605	4,512	(3,717)	$2,400
Year ended December 30, 2000	$2,084	4,064	(4,543)	$1,605

Valuation allowances for deferred tax assets:
Year ended December 28, 2002	$14,080	26,693	—	$40,773
Year ended December 29, 2001	$—	14,080	—	$14,080
Year ended December 30, 2000	$—	—	—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      For information about our executive officers, see “Executive Officers of the Company” included as Item 4A of Part I of this report. The information contained under the captions “Director Election — General” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed by eLoyalty for its 2003 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

      eLoyalty Corporation has long maintained codes of conduct, business principles and ethical behavior applicable to our directors, officers and other employees. We are currently reviewing these corporate policies in light of the provisions of the Sarbanes-Oxley Act of 2002, and rules recently adopted thereunder, that will require us to make certain disclosures regarding whether we maintain a code of ethics that is applicable to our chief executive officer and senior financial management and that covers specified matters. We are also reviewing these corporate policies in light of the pending corporate governance proposals of the NASDAQ Stock Market regarding codes of conduct and ethics. We plan to make any necessary or appropriate revisions to our existing codes of conduct, business principles and ethical behavior, and post a copy of the code of ethics applicable to our chief executive officer and senior financial management on our Internet website, in the near future. After this code of ethics is posted to our website, we will make a copy of it available to any person, without charge, upon written request to eLoyalty Corporation, 150 Field Drive, Suite 250, Lake Forest, Illinois 60045, Attn: General Counsel. Once applicable to us, we intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendments to or waivers of this code of ethics for the chief executive officer or senior financial management by posting this information on our Internet website.

Item 11.	Executive Compensation.

      The information under “Director Election — Compensation of Directors” and “Executive Compensation — Summary Compensation Table”, “— Compensation Committee Interlocks and Insider Participation”, “— Option Exercises in Fiscal 2002 and Option Values at December 28, 2002”, and “— Employment Contracts and Employment Termination and Change in Control Arrangements” in the Proxy Statement to be filed by eLoyalty for its 2003 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by eLoyalty for its 2003 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

      The following table shows, as of December 28, 2002, information regarding outstanding awards under all compensation plans of eLoyalty (including individual compensation arrangements) under which equity securities of eLoyalty may be delivered:

	Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(1)	Warrants and Rights	for Future Issuance(1)(2)

Equity compensation plans approved by security holders	736,926	$40.08	115,634 (3)
Equity compensation plans not approved by security holders	44,527	$53.42	16,215

Total(4)	781,453	$40.84	131,849

(1)	Reflects number of shares of the Company’s common stock.

(2)	All of the securities available for future issuance listed herein may be issued other than upon the exercise of an option, warrant or similar right. All of these shares are available for award in the form of restricted stock, bonus stock, performance shares or similar awards under eLoyalty’s applicable equity compensation plans.

(3)	eLoyalty’s plan which has been approved by its stockholders is the 1999 Stock Incentive Plan. This plan includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares available for awards, other than incentive stock options, automatically increases by an amount equal to five percent (5%) of the number of shares of common stock then outstanding.

(4)	Does not include (i) shares of restricted common stock held by employees, which are included in the amount of issued and outstanding shares or (ii) 147,329 shares of common stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company.

     The plan described in the table above as not having been approved by eLoyalty’s stockholders is the 2000 Stock Incentive Plan. This is a broadly based plan under which non-statutory stock options, restricted stock and bonus stock awards may be granted to officers, employees and certain consultants and independent contractors of eLoyalty and its subsidiaries. This plan may be administered by one or more committees of the Board of Directors that the Board has designated to carry out actions under the plan on its behalf, which is currently the Compensation Committee. All awards made under this plan are discretionary. The committee or, if applicable, the Board determines which eligible persons will receive awards and also determines all terms and conditions (including form, amount and timing) of each award. The plan terminates September 23, 2011, which is ten years after the effective date of the last amendment and restatement of the plan, unless terminated earlier by the Board. Termination of the plan will not affect the terms or conditions of any award granted prior to termination. A copy of the plan is included as Exhibit 10.6 to this Form 10-K.

Item 13.	Certain Relationships and Related Transactions.

      The information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be filed by eLoyalty for its 2003 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Controls and Procedures.

      Within the 90-day period prior to the filing of this annual report, an evaluation was carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that eLoyalty’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in eLoyalty’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(b) Reports on Form 8-K:

eLoyalty filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

On November 14, 2002, eLoyalty filed a Form 8-K reporting under Item 9 that the Chief Executive Officer and the Chief Financial Officer of eLoyalty each had furnished personal certifications regarding eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

eLoyalty Corporation

By	/s/ KELLY D. CONWAY

Kelly D. Conway
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 20th day of March 2003.

Name		Capacity

/s/ KELLY D. CONWAY Kelly D. Conway		Director, President and Chief Executive Officer (Principal Executive Officer)

* Tench Coxe		Chairman of the Board and Director

* Jay C. Hoag		Director

* John T. Kohler		Director

* Michael J. Murray		Director

* John C. Staley		Director

/s/ TIMOTHY J. CUNNINGHAM Timothy J. Cunningham		Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

*By:	/s/ TIMOTHY J. CUNNINGHAM Timothy J. Cunningham, Attorney-in-Fact

CERTIFICATIONS

I, Kelly D. Conway, being the President and Chief Executive Officer of eLoyalty Corporation certify that:

      1. I have reviewed this annual report on Form 10-K of eLoyalty Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ KELLY D. CONWAY

Kelly D. Conway
President & Chief Executive Officer

Date: March 20, 2003

I, Timothy J. Cunningham, being the Vice President, Chief Financial Officer and Corporate Secretary of eLoyalty Corporation certify that:

      1. I have reviewed this annual report on Form 10-K of eLoyalty Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ TIMOTHY J. CUNNINGHAM

Timothy J. Cunningham
Vice President, Chief Financial Officer
and Corporate Secretary

Date: March 20, 2003

EXHIBIT INDEX

      We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the Securities and Exchange Commission (“SEC”) as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are those listed below as Exhibits 10.6 through 10.19, inclusive, and Exhibits 10.27 through 10.34, inclusive.

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No. 1 to eLoyalty’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).
3.3	Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:59 a.m., eastern time, December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.4	Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:58 a.m., eastern time, December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.5	Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.6	Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.7	By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).
4.1	Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).
4.2	Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).
4.3	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.1	Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).
10.2	Form of TSC (Licensor) Intellectual Property License Agreement (filed as Exhibit 10.7 to the S-1).
10.3	Form of eLoyalty (Licensor) Intellectual Property License Agreement (filed as Exhibit 10.8 to the S-1).
10.4	Office Lease — Two Conway Park made as of December 6, 1999 by and between Riggs & Company, a division of Riggs Bank, N.A., as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.13 to the S-1).
10.5	River Place Point II Lease Agreement, dated March 17, 2000, by and between Investors Life Insurance Company of North America, as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.15 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-27975)).
10.6	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty’s Tender Offer Statement on Schedule TO filed October 15, 2001).

Exhibit
No.		Description of Exhibit

10.7		eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.8		1999 Employee Stock Purchase Plan (as Amended and Restated as of November 6, 2001) (filed as Exhibit 10.13 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.9		eLoyalty Corporation Executive Deferred Compensation Plan dated January 1, 2000 (filed as Exhibit 10.14 to the S-1).
10.10		Summary of Discretionary Cash Bonus Program for Executive Officers (filed as Exhibit 10.18 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).
10.11		Promissory Note, dated November 12, 1998, by Kelly D. Conway in favor of TSC (filed as Exhibit 10.12 to the S-1).
10.12		Promissory Note, dated December 15, 1999, by Kelly D. Conway in favor of TSC (filed as Exhibit 10.21 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).
10.13		Employment Agreement, dated as of November 15, 1999, between Timothy J. Cunningham and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.10 to the S-1).
10.14		Promissory Note, dated November 19, 1999, of Timothy J. Cunningham in favor of TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.24 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).
10.15		Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1).
10.16		Promissory Note, dated December 28, 2001, of Kelly D. Conway in favor of eLoyalty Corporation (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.17		Compromise Agreement, dated as of December 18, 2001, between eLoyalty (UK) Limited and Vaughan Thomas (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.18		Employment Agreement, dated as of November 7, 2002, between eLoyalty Corporation and Kelly D. Conway (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).
10.19		Summary of eLoyalty Corporation’s Vice President Compensation Program, dated as of August 12, 2002 (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.20		Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).
10.21		Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10	.22†	Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation.
10.23		Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.24		Share Purchase Agreement, dated as of September 24, 2001, by and among eLoyalty and the Investors named therein (filed as Exhibit 10.1 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).

Exhibit
No.		Description of Exhibit

10.25		Amendment No. 1 to Share Purchase Agreement, dated as of December 19, 2001, by and among eLoyalty and the investors named therein (filed as Exhibit 10.29 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.26		Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.27		Employment Agreement, dated January 2 and 8, 2001, and effective January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).
10.28		Promissory Note dated February 20, 2001, of Jay A. Istvan in favor of eLoyalty (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).
10.29		Letter agreement, dated January 2, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).
10.30		Indemnification Agreement, effective as of January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.4 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).
10.31		Employment Agreement, effective June 1, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10.32		Promissory Note, dated June 1, 2001, of Steven C. Pollema in favor of eLoyalty (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10.33		Indemnification Agreement, dated June 11, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10	.34†	Employment Agreement, dated as of March 14, 1996, between Mark Kuchel and TSC (to which eLoyalty has succeeded).
21	.1†	Subsidiaries of eLoyalty Corporation.
23	.1†	Consent of PricewaterhouseCoopers LLP.
24	.1†	Power of Attorney from Tench Coxe, Director.
24	.2†	Power of Attorney from Jay C. Hoag, Director.
24	.3†	Power of Attorney from John T. Kohler, Director.
24	.4†	Power of Attorney from Michael J. Murray, Director.
24	.5†	Power of Attorney from John C. Staley, Director.
99	.1†	Certification of Kelly D. Conway under Section 906 of the Sarbanes-Oxley Act of 2002.
99	.2†	Certification of Timothy J. Cunningham under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith