Form 10-Q
period 2003-03-29
ELOYALTY CORP
filed 2003-05-12
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 2, 2003 was 6,762,388.

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 29, December 28,
	2003	2002

	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$42,493	$48,879
Restricted cash	9,476	9,579
Receivables (net of allowances of $1,563 and $1,590, respectively)	10,760	10,443
Prepaid expenses	3,499	1,180
Refundable income taxes	283	300
Other current assets	460	467

Total current assets	66,971	70,848
Equipment and leasehold improvements, net	13,043	13,859
Goodwill	2,135	2,135
Long-term receivables and other	977	961

Total assets	$83,126	$87,803

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,600	$8,600
Accounts payable	2,497	1,668
Accrued compensation and related costs	5,463	5,902
Other current liabilities	6,821	6,819

Total current liabilities	23,381	22,989

Long-term liabilities	1,987	2,358
Commitments and contingencies
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,269,657 and 4,343,627 shares issued and outstanding with a liquidation preference of $22,156 and $22,915 at March 29, 2003 and December 28, 2002, respectively	21,775	22,153
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,763,371 and 6,752,398 shares issued and outstanding, respectively	68	67
Additional paid-in capital	150,302	150,761
Accumulated deficit	(101,773)	(96,894)
Unearned compensation	(8,497)	(9,480)
Accumulated other comprehensive loss	(4,117)	(4,151)

Total stockholders’ equity	35,983	40,303

Total liabilities and stockholders’ equity	$83,126	$87,803

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the
	Three Months Ended
	March

	2003	2002

	(unaudited)
Revenue	$17,727	$25,859
Operating Expenses:
Cost of services	13,362	16,808
Selling, general, administrative and research and development	6,712	8,086
Severance and related costs	1,260	2,410
Depreciation expense	1,352	1,348

Total operating expenses	22,686	28,652

Operating loss	(4,959)	(2,793)
Other income, net	80	306

Loss before income taxes	(4,879)	(2,487)
Income tax benefit	—	(402)

Net loss	$(4,879)	$(2,085)
Dividends and accretion related to Series B preferred stock	(398)	(2,441)

Net loss available to common stockholders	$(5,277)	$(4,526)

Basic net loss per common share	$(0.96)	$(0.89)

Diluted net loss per common share	$(0.96)	$(0.89)

Shares used to calculate basic net loss per common share	5,520	5,063

Shares used to calculate diluted net loss per common share	5,520	5,063

Noncash compensation included in individual line items above:
Cost of services	$212	$145
Selling, general, administrative and research and development	567	520

Total noncash compensation	$779	$665

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March

	2003	2002

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,879)	$(2,085)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and noncash compensation	2,131	2,013
Provision for uncollectible amounts	—	(400)
Noncash severance and related costs	—	(307)
Deferred income taxes	—	(47)
Changes in assets and liabilities:
Receivables	(277)	3,481
Other current assets	(2,404)	(971)
Accounts payable	827	715
Accrued compensation and related costs	(553)	(1,215)
Other liabilities	87	(563)
Long-term receivables and other	16	95

Net cash (used in) provided by operating activities	(5,052)	716

Cash Flows from Investing Activities:
Capital expenditures	(541)	(667)

Net cash used in investing activities	(541)	(667)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	8,600	—
Repayments on revolving credit agreement	(8,600)	—
Required deposit on revolving credit agreement	103	(1,008)
Payment of Series B dividends	(779)	—
Proceeds from stock compensation plans	—	89

Net cash used in financing activities	(676)	(919)

Effect of exchange rate changes on cash and cash equivalents	(117)	(109)

Decrease in cash and cash equivalents	(6,386)	(979)
Cash and cash equivalents, beginning of period	48,879	42,653

Cash and cash equivalents, end of period	$42,493	$41,674

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(46)	$(39)
Cash refunded for income taxes	$17	$133

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 — General

     In the opinion of management, the accompanying unaudited consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 29, 2003, the consolidated results of our operations and cash flows for the three months ended March 29, 2003 and March 30, 2002, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Note 2 — Severance and related costs

     eLoyalty recognized pre-tax charges of $1,260 and $2,410 (including adjustments of $320), in the three month periods ending March 29, 2003 and March 30, 2002, respectively. The $1,260 charge in the first quarter of 2003 primarily related to employee severance payments and related costs for the elimination of 22 positions, in both the North American and International segments. The $2,410 charge in the first quarter of 2002 primarily related to employee severance payments and related costs for the elimination of 40 positions, in both the North American and International segments.

     Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets. Other costs include laptop costs and other contractual computer lease termination costs, and other employee related expenses.

     During the quarter ended March 29, 2003, eLoyalty made cash payments of $1,935 related to cost reduction actions initiated in 2003 and earlier periods. Annual savings resulting from cost reduction actions initiated in 2003 are expected to be approximately $3,300 and be fully realized in 2004. eLoyalty expects substantially all first quarter 2003 severance and other charges to be paid out by the end of 2003 pursuant to agreements entered into with affected employees.

     The severance and related costs and their utilization as of the quarter ended March 29, 2003 are as follows (in thousands):

	Reserve			Reserve
	Balance			Balance
	12-28-02	Charges	Payments	3-29-03

Employee severance	$2,158	$1,223	$(1,152)	$2,229
Facilities	4,095	—	(447)	3,648
Other	1,105	37	(336)	806

Total	$7,358	$1,260	$(1,935)	$6,683

     Of the $6,683 that remains reserved as of March 29, 2003, $1,987 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $2,229 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $2,467 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $1,668 relates to lease payments and is expected to be paid over the next twelve months. eLoyalty has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146 effective December 29, 2002.

     The $447 of facility payments in the first quarter of 2003 related to amounts reserved in 2002 and 2001. Payments for facility costs related to office space reductions and office closures, reserved for in prior years, are to be paid pursuant to contractual lease terms through 2007.

Note 3 — Comprehensive Net Loss

     Comprehensive net loss is comprised of the following (in thousands):

	For the Three
	Months Ended
	March

	2003	2002

	(unaudited)
Net loss	$(4,879)	$(2,085)
Other comprehensive loss:
Effect of currency translation	34	(187)

Comprehensive net loss	$(4,845)	$(2,272)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.1 million and $4.2 million at March 29, 2003 and December 28, 2002, respectively.

Note 4 — Loss Per Share

     The following table sets forth the computation of the shares used in the calculation of our basic and diluted loss per share (in thousands):

	For the Three
	Months Ended
	March

	2003	2002

	(unaudited)
Net loss	$(4,879)	$(2,085)
Series B preferred stock dividends and accretion	(398)	(2,441)

Net loss available to common stockholders	$(5,277)	$(4,526)

Weighted average common shares outstanding	5,520	5,063

     We have not included common stock equivalents in the diluted loss per share calculation as they are antidilutive in periods in which there is a loss. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,270 and 2,661 for the three months ended March 29, 2003 and March 30, 2002, respectively.

Note 5 — Segment Information

     eLoyalty operates in one business segment focused exclusively on providing CRM related consulting services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three months ended March 29, 2003 and March 30, 2002, respectively, and total assets by reportable segment as of March 29, 2003 and December 28, 2002 (in thousands).

	North
	America	International	Total

Revenue
2003	$16,010	$1,717	$17,727
2002	$23,144	$2,715	$25,859
Operating loss
2003	$(4,024)	$(935)	$(4,959)
2002	$(252)	$(2,541)	$(2,793)
Total assets
March 29, 2003	$75,992	$7,134	$83,126
December 28, 2002	$81,033	$6,770	$87,803

			Total
	United		North	United		Other	Total
	States	Canada	America	Kingdom	Germany	International	International	Total

Revenue
2003	$15,713	$297	$16,010	$190	$71	$1,456	$1,717	$17,727
2002	$21,706	$1,438	$23,144	$167	$2,015	$533	$2,715	$25,859

     Total long-lived assets for our US operations are $14,339 and $15,102 at March 29, 2003 and December 28, 2002, respectively. For the three months ended March 29, 2003 and March 30, 2002 the provision of professional services represented 83% and 89% of total revenue, Managed Services represented 11% and 7% of total revenue, and sales of our Loyalty Suite™ and third-party software represented 6% and 4% of total revenue, respectively.

Note 6 — Stock Based Compensation

     eLoyalty accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options are measured as the excess, if any, of the fair value of common stock at the date of grant over the amount an employee must pay to acquire the stock, providing that all other requirements for fixed plan accounting are satisfied. Unearned compensation is amortized over the vesting period of the related stock option or right. The unearned compensation recorded at March 29, 2003 and March 30, 2002 relates principally to restricted stock awards made to employees. The following table illustrates the effect had compensation costs for eLoyalty’s stock option plans been determined using the fair value method under SFAS 123. eLoyalty’s net loss available to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	For the Three
	Months Ended
	March

	2003	2002

	(unaudited)
Net loss available to common stockholders as reported	$(5,277)	$(4,526)
Stock-based compensation expense determined under the fair value method, net of related tax effects	(2,815)	(1,733)

Pro forma net loss	$(8,092)	$(6,259)

Basic net loss per share:
As reported	$(0.96)	$(0.89)

Pro forma	$(1.47)	$(1.24)

Diluted net loss per share:
As reported	$(0.96)	$(0.89)

Pro forma	$(1.47)	$(1.24)

Note 7 — Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have any material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002 and has been incorporated in our footnotes to the financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 is not expected to have any material impact on our results of operations or financial position.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 relates to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 was effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 was effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” that became effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, and states that an entity’s commitment to an exit plan does not, by itself, create a present obligation to other parties that meet the definition of a liability. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. We did not adopt the provisions of SFAS No. 146 in the financial statements for the period ended December 28, 2002, or for any prior periods. However, eLoyalty has applied the provisions of SFAS No. 146 to the current exit and disposal activities and will do so for any future activities. The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was required to be adopted for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

Note 8 — Litigation

     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at March 29, 2003 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following Management’s Discussion and Analysis and other parts of this quarterly report contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, without limitation, those noted under “Factors That May Affect Future Results or Market Price of Stock” included elsewhere in this quarterly report. Readers should also carefully review the risk factors described in other documents that eLoyalty files from time to time with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

     Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and, subject to applicable law, eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this quarterly report, whether as a result of new information, future events or circumstances, or otherwise.

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

Performance Overview and General Outlook

     Our consolidated revenue was $17.7 million in the first quarter of 2003. This represents an approximate 31% decline as compared to the first quarter of 2002. The decrease in revenue is primarily due to continued general economic slowdown contributing to decreased spending on information technology. On a sequential basis, our revenue decreased $0.7 million from the fourth quarter of 2002.

     Utilization was 59% for the first quarter of 2003 and 2002, respectively and 60% in the fourth quarter of 2002. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $191 in the first quarter of 2003 versus $203 in the first quarter of 2002. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $180 for the quarter ended March 29, 2003. Our revenue per billable consultant decreased to $273 in the first quarter of 2003 from $288 in the first quarter of 2002 primarily due to lower average hourly billing rates. On a sequential basis our revenue per billable consultant is up from $265 in the fourth quarter of 2002.

     Our revenue concentration has increased as our top 10 customers accounted for 81% of our revenue in the first quarter of 2003 versus 77% in the fourth quarter of 2002, and 76% in the first quarter of 2002. In addition, the top 20 customers accounted for 93% of our revenue in the first quarter of 2003 versus 91% in the fourth quarter of 2002 and 90% in the first quarter of 2002. Two clients each accounted for 10% or more of our revenue in the first quarter of 2003. UnitedHealth Group accounted for 30% of our revenue in the first quarter of 2003 compared to 14% of our 2002 annual revenue. Higher concentration of revenue with a single customer can result in increased revenue risk should this client significantly reduce its need for these services. AT&T Wireless accounted for 10% of first quarter 2003 revenue.

     We presently expect the current economic slowdown and related uncertain client expenditure commitments and extended decision time frames to persist in 2003. We expect both our North American segment (which has historically accounted for 80% — 90% of our consolidated revenue) and our International segment to continue to experience difficult business conditions in 2003.

     In response to this economic environment and decreased demand for consulting services, we have undertaken a number of cost reduction activities consisting of headcount reductions in the first quarter of 2003, and headcount reductions, office space reductions and office closures in prior periods. Annual savings resulting from personnel reductions taken in 2003 and 2002 are expected to be approximately $3.3 million and $13.5 million, respectively, and will be substantially realized in 2004 and 2003, respectively. These actions were taken in connection with a substantial reorganization of our business and business operating processes, as well as personnel reductions designed for expected business requirements. As a result of these activities, we recognized special charges of $1.3 million in the first quarter of 2003, and reduced our headcount by 22 employees. Actions taken over the past four quarters has reduced our headcount to 332 employees at the end of the first quarter of 2003 from 436 employees at the end of the first quarter of 2002. We expect substantially all severance and related costs to these plans to be paid out by the end of 2003, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007.

     During fiscal 2002, eLoyalty established an income tax valuation allowance of $24.6 million related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. As of March 29, 2003, total net deferred tax assets of $42.7 million are fully offset by a valuation allowance. The decision to establish a valuation allowance for the remaining US deferred tax assets and cease recording the benefit of losses incurred by US operating units was made in fiscal 2002 following our normal process of assessing current year results and forecasting financial performance for the next fiscal year and beyond. The return of the global economy to levels previously experienced, and specifically client investments in IT infrastructure and consulting services, has been delayed even beyond that which was anticipated in recent forecasts. Delays and deferrals of new client projects and extensions have resulted in sequential declines in our quarterly revenue during fiscal 2002 and less than expected operating profits. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US operating losses and realize our net deferred tax assets, has grown to the point where generally accepted accounting principles (GAAP) required that a full income tax valuation allowance be recognized in the financial statements.

     Primarily as a result of the above-described business conditions and cost reduction actions, we experienced an operating loss of approximately $5.0 million for the quarter ended March 29, 2003, compared to an operating loss of approximately $2.8 million for the quarter ended March 30, 2002.

     Our revenue is generated primarily from professional services, which is billed principally on a time and materials basis. We have, on occasion, contracted projects on a fixed-fee basis. Revenue is recognized for time and material engagements as services are rendered, primarily utilizing the percentage-of-completion method. Fees from professional services declined 35% in the first quarter of 2003 compared to the first quarter of 2002, and declined 11% compared to the fourth quarter of 2002.

     Other revenue contributors include fees generated from Managed Services. Managed Services consists of: Contact Center Managed Services, Computer Telephony Integration (“CTI”), maintenance and support, outsourcing call center telephony networks, and cross-platform monitoring as well as the provision of purpose-built hosting solutions and services relating to e-PROFILE™ Internet banking products. Revenue from sales of our Managed Services was 11% and 7% of revenue in the first quarter of 2003 and 2002, respectively. Revenue from sales of our Loyalty Suite™ and sales of third-party software was 6% and 4% of revenue in the first quarter of 2003 and 2002, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of our Loyalty Suite™ and third-party software for the first quarter of 2003, fourth quarter of 2002, third quarter of 2002, second quarter of 2002, and first quarter of 2002 was $980, $0, $1,064, $0, and $1,120, respectively.

     Our revenue from international operations primarily represents revenue in Europe and Australia. International operations represented 10% of revenue for the quarters ended March 29, 2003 and March 30, 2002, respectively. The impact of a weak US dollar in the first quarter of 2003, contributed 2% of total revenue, and 18% of revenue from international operations compared to the first quarter of 2002.

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

     eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involves integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis. Although eLoyalty occasionally performs projects on a fixed fee basis, the total portion of revenue derived from fixed fee engagements is not significant. For the integration or the building of a system eLoyalty recognizes revenue on the percentage-of-completion method as services are performed, based on average hourly billing rates. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other consulting services, we recognize revenue based on the percentage-of-completion method based on the hours incurred over the total estimated hours. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We recorded income tax valuation allowances in 2002 and 2001 to reduce our US and non-US net deferred tax assets to zero. The valuation allowance for US deferred tax assets was established in 2002, to account for the unpredictability surrounding the timing of realization of our US net deferred tax assets due to uncertain economic conditions. The decision to establish a valuation allowance for the non-US deferred tax assets was made in 2001 following an assessment of the recoverability of these net deferred tax assets in light of then-current estimates of the return of non-US operating units to acceptable, continuing levels of profitability. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on an anticipated return to predictable levels of profitability. In 2003, we continue to record deferred tax assets which are directly offset with the recognition of an income tax valuation allowance.

     We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2001 through the first quarter of 2003. A substantial portion of the accruals represents contractual severance for identified employees and is not subject to significant revision. That portion of the accruals relating to office space reductions and office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

Results of Operations

First Quarter 2003 Compared with First Quarter 2002

   Revenue

      Our revenue decreased $8.2 million, or 31%, to $17.7 million in the first quarter of 2003 from $25.9 million in the first quarter of 2002. Revenue from professional fees decreased $8.1 million, or 35%, to $14.8 million in the first quarter of 2003 from $22.9 million in the first quarter of 2002. The decrease in revenue is due to a continued weak economic environment that led to decreased demand for the CRM services provided by us.

      Revenue from Managed Services remained constant at $1.9 million in the first quarter of 2003 and 2002, respectively. Managed Services revenue represented 11% and 7% of total revenue for the quarters ended March 29, 2003 and March 30, 2002, respectively. Revenue from software sales decreased $0.1 million to $1.0 million in the first quarter of 2003 from $1.1 million in the first quarter of 2002.

      Revenue from North American operations decreased $7.2 million, or 31%, to $16.0 million in the first quarter of 2003 from $23.2 million in the first quarter of 2002. International operations revenue decreased $1.0 million, or 37%, to $1.7 million in the first quarter of 2003 from $2.7 million in the first quarter of 2002. As a percentage, revenue from international operations remained constant at 10% in the first quarter of 2003 and 2002, respectively. The decrease in revenue is attributable to a continued weak economic environment, as well as reduced business activity in Europe.

   Cost of Services

      Cost of services decreased $3.4 million, or 21%, to $13.4 million in the first quarter of 2003 from $16.8 million in the first quarter of 2002. This is due to a 22% decrease in the number of our engageable consultants to 257 as of March 29, 2003, from 331 as of March 30, 2002. Cost of services as a percentage of revenue increased to 75% in the first quarter of 2003 compared to 65% in the first quarter of 2002. This percentage increase was primarily due to the impact of lower effective average hourly billing rates.

   Selling, General and Administrative and Research and Development Expenses

      Total selling, general, administrative and research and development expenses decreased $1.4 million, or 17%, to $6.7 million in the first quarter of 2003 from $8.1 million in the first quarter of 2002. This decrease was primarily the result of a $1.0 million reduction in spending on outside services such as telecommunications costs, professional fees, and marketing, as well as a $0.4 million savings due to personnel reductions. The comparable headcounts for selling, general, administrative and research and development personnel for the first quarter of 2003 were 79 compared to 99 in the first quarter of 2002.

   Severance and Related Costs

      Severance and related costs decreased $1.1 million to $1.3 million in the first quarter of 2003 compared to $2.4 million in the first quarter of 2002. This was primarily the result of fewer personnel reductions in the first quarter of 2003 versus the first quarter of 2002. All of these respective actions were in response to a decline in revenue and expected business activity. Annual savings resulting from the cost reduction actions initiated in the first quarter of 2003 are expected to be approximately $3.3 million and will be realized in 2004. Annual savings resulting from 2002 personnel reductions are approximately $13.5 million and are being realized in 2003.

   Depreciation Expense

      Depreciation expense remained constant at $1.3 million in the first quarter of 2003 and 2002, respectively.

   Other Income, net

      We recognized non-operating other income of $0.1 million in the first quarter of 2003 compared to $0.3 million in the first quarter of 2002. The $0.2 million decrease in non-operating other income was primarily due to the sale of an investment security in 2002.

   Income Tax Benefit

      In the fourth quarter of 2002, we established an income tax valuation allowance against the benefit of US operating unit tax losses previously recognized and have ceased recognizing the benefit of losses incurred by all operating units.

   Net Loss Available to Common Stockholders

      We reported a net loss available to common stockholders of $5.3 million for the first quarter of 2003 compared with a net loss of $4.5 million in the first quarter of 2002. We reported a net loss of $0.96 per share on a basic and diluted basis in the first quarter of 2003 compared to a net loss of $0.89 per share on a basic and diluted basis in the first quarter of 2002. The losses in the first quarter of 2003 and 2002 are primarily attributable to continued declines in our business, the charges for severance and related costs and the establishment of a US income tax valuation allowance beginning in the fourth quarter of 2002.

Liquidity and Capital Resources

      Our principal capital requirements are to fund working capital needs, capital expenditures, payment of preferred stock dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At March 29, 2003, we had cash and cash equivalents of approximately $42.5 million and restricted cash of approximately $9.5 million, which included the proceeds of an $8.6 million borrowing under our revolving credit line. Our cash and cash equivalents position decreased $6.4 million compared to December 28, 2002. Restricted cash represents cash as security for our line of credit and letters of credit. The $0.1 million decrease in restricted cash is due principally to reducing letters of credit supporting leases and sales of third party software.

      Operating activities net use of cash was approximately $5.1 million during the first quarter of 2003 compared to a source of cash of $0.7 million during the first quarter of 2002. Net cash outflows from increased operating losses, annual corporate insurance payments, prepaid software maintenance contracts, and payments with respect to severance and related costs contributed to the reduction. Days sales outstanding of 55 days at March 29, 2003 increased compared to 51 days at December 28, 2002, and accordingly, adversely affected cash flow. At March 29, 2003, there remained $6.7 million of unpaid severance and related costs (see Note 2).

      Cash flows used in investing activities consisted of capital expenditures of $0.5 million during the first quarter of 2003, as compared to capital expenditures of $0.7 million for the first quarter of 2002. In the first quarter of 2003 and 2002 spending was primarily related to investment in IT infrastructure and our Managed Service business. We expect our capital expenditures for 2003 to be less than $1.5 million.

      Cash flows used in financing activities decreased $0.2 million to $0.7 million of use in the first quarter of 2003 from $0.9 million of use in the first quarter of 2002. The $0.7 million of cash used in the first quarter of 2003 is attributable to cash dividends of $0.8 million paid in January 2003 on the Series B convertible preferred stock (“Series B stock”) offset by a $0.1 million decrease in restricted cash due to reducing the outstanding letters of credit. The $0.9 million used in the first quarter of 2002 was attributable to the increase in restricted cash offset by the proceeds of the employee stock purchase plan. A semi-annual dividend payment of approximately $0.8 million is expected to be paid in July 2003 on the Series B stock. The amount of the semi-annual dividend would decrease by any conversions of the Series B stock into common stock which would include payment of accrued but unpaid dividends at time of conversion.

     Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $42.5 million and $48.9 million as of March 29, 2003 and December 28, 2002, respectively. In addition, our restricted cash of $9.5 million at March 29, 2003 is available solely to retire our indebtedness under the Facility as described below.

     We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 9, 2002 which provides for a secured revolving line of credit in a maximum principal amount of $15 million through December 31, 2003 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve for currency fluctuations. eLoyalty’s borrowings under the Facility aggregated $8.6 million at March 29, 2003 and December 28, 2002. Available credit under the Facility has been reduced by an additional $0.9 million related to letters of credit issued under the Facility for operational commitments and the reserve for currency fluctuations. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. The effective annual interest rate at March 29, 2003 and December 28, 2002 was 2.1% under the Facility. Interest expense was $31 and $36 for the quarters ended March 29, 2003 and March 30, 2002, respectively.

     At March 29, 2003 we had three customers each accounting for 10% or more of our total net receivables. UnitedHealth Group, Washington Mutual, and AT&T Wireless accounted for 35%, 20%, and 12%, respectively of our total net accounts receivable. Of these amounts, we have collected approximately 60% from UnitedHealth Group, 16% from Washington Mutual, and 42% from AT&T Wireless, respectively, and in total 44% of total net receivables subsequent to March 29, 2003. With a higher percentage of our revenue dependent on fewer customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have any material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002 and has been incorporated in our footnotes to the financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 is not expected to have any material impact on our results of operations or financial position.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 relates to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 was effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 was effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” that became effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, and states that an entity’s commitment to an exit plan does not, by itself, create a present obligation to other parties that meet the definition of a liability. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. We did not adopt the provisions of SFAS No. 146 in the financial statements for the period ended December 28, 2002, or for any prior periods. However, eLoyalty has applied the provisions of SFAS No. 146 to the current exit and disposal activities and will do so for any future activities. The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was required to be adopted for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

Factors That May Affect Future Results or Market Price of Stock

     Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-Q include the following:

•	uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	management of the risks associated with increasingly complex client projects in general as well as new services offerings, including risks relating to the variability and predictability of the number, size, scope, cost and duration of, and revenue from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

•	management of growth, expansion into new geographic and market areas and development and introduction of new service offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including firms with both significantly greater financial and technical resources than eLoyalty and new entrants;

•	the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	the overall demand for CRM services and software and information technology consulting services generally; and

•	the continued impact of the current economic slowdown, as well as the impact of other future general business, capital market and economic conditions and volatility.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the quarters ended March 2003 and 2002, 11% and 16%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

     We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. A 1% increase in the rate charged would result in additional interest expense of approximately $0.1 million based on our current borrowing.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

99.1	Certification of Kelly D. Conway under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Timothy J. Cunningham under Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 12, 2003.

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

Date: May 12, 2003

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

Date: May 12, 2003

By	/s/ TIMOTHY J. CUNNINGHAM Timothy J. Cunningham Vice President, Chief Financial Officer and Corporate Secretary