Form 10-Q
period 2003-06-28
ELOYALTY CORP
filed 2003-08-11
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 8, 2003 was 7,014,059.

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 28,	December 28,
	2003	2002

	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$37,623	$48,879
Restricted cash	10,176	9,579
Receivables (net of allowances of $1,557 and $1,590, respectively)	10,901	10,443
Prepaid expenses	2,945	1,180
Refundable income taxes	182	300
Other current assets	410	467

Total current assets	62,237	70,848
Equipment and leasehold improvements, net	11,789	13,859
Goodwill and other intangibles, net	2,450	2,135
Long-term receivables and other	1,037	961

Total assets	$77,513	$87,803

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,600	$8,600
Accounts payable	1,731	1,668
Accrued compensation and related costs	4,426	5,902
Other current liabilities	5,921	6,819

Total current liabilities	20,678	22,989

Long-term liabilities	1,894	2,358
Commitments and contingencies
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,269,570 and 4,343,627 shares issued and outstanding with a liquidation preference of $22,529 and $22,915 at
June 28, 2003 and December 28, 2002, respectively	21,775	22,153
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
6,903,776 and 6,752,398 shares issued and outstanding, respectively	69	67
Additional paid-in capital	150,275	150,761
Accumulated deficit	(104,826)	(96,894)
Unearned compensation	(8,284)	(9,480)
Accumulated other comprehensive loss	(4,068)	(4,151)

Total stockholders’ equity	33,166	40,303

Total liabilities and stockholders’ equity	$77,513	$87,803

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June		June

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue	$16,408	$21,731	$34,135	$47,590
Operating Expenses:
Cost of services	11,927	14,375	25,289	31,183
Selling, general, administrative and
research and development	6,335	6,934	13,047	15,020
Severance and related costs	(149)	—	1,111	2,410
Depreciation and amortization expense	1,341	1,387	2,693	2,735

Total operating expenses	19,454	22,696	42,140	51,348

Operating loss	(3,046)	(965)	(8,005)	(3,758)
Other income, net	78	175	158	481

Loss before income taxes	(2,968)	(790)	(7,847)	(3,277)
Income tax provision (benefit)	85	185	85	(217)

Net loss	(3,053)	(975)	(7,932)	(3,060)
Dividends and accretion related to Series B preferred stock	(373)	(2,143)	(771)	(4,584)

Net loss available to common stockholders	$(3,426)	$(3,118)	$(8,703)	$(7,644)

Basic net loss per common share	$(0.61)	$(0.61)	$(1.56)	$(1.50)

Diluted net loss per common share	$(0.61)	$(0.61)	$(1.56)	$(1.50)

Shares used to calculate basic net loss per common share	5,619	5,100	5,570	5,081

Shares used to calculate diluted net loss per common share	5,619	5,100	5,570	5,081

Noncash compensation included in individual line items above:
Cost of services	$198	$212	$410	$357
Selling, general, administrative and
research and development	522	764	1,089	1,284

Total noncash compensation	$720	$976	$1,499	$1,641

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June

	2003	2002

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,932)	$(3,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and noncash compensation	4,192	4,376
Provision for uncollectible amounts	—	(400)
Noncash severance and related costs	—	(2,038)
Deferred income taxes	—	501
Changes in assets and liabilities:
Receivables	(307)	6,561
Refundable income taxes	118	6,984
Other current assets	(1,862)	(904)
Accounts payable	38	139
Accrued compensation and related costs	(1,740)	(1,184)
Other liabilities	(1,599)	(2,921)
Long-term receivables and other	31	245

Net cash (used in) provided by operating activities	(9,061)	8,299

Cash Flows from Investing Activities:
Capital expenditures and other	(923)	(1,452)

Net cash used in investing activities	(923)	(1,452)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	17,200	—
Repayments on revolving credit agreement	(17,200)	—
Required deposit on revolving credit agreement	(597)	(1,352)
Payment of Series B dividends	(779)	—
Proceeds from stock compensation plans	—	89

Net cash used in financing activities	(1,376)	(1,263)

Effect of exchange rate changes on cash and cash equivalents	104	(130)

(Decrease) increase in cash and cash equivalents	(11,256)	5,454
Cash and cash equivalents, beginning of period	48,879	42,653

Cash and cash equivalents, end of period	$37,623	$48,107

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(61)	$(96)
Cash refunded for income taxes	$24	$6,732

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 — General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 28, 2003, the condensed consolidated results of our operations for the three months and six months ended June 28, 2003 and June 29, 2002 and our condensed consolidated cash flows for the six months ended June 28, 2003 and June 29, 2002, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X.

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

     Included in severance and related costs for the second quarter of 2003 is $416 of severance and related costs associated with the elimination of five positions in both our North American and International operations offset by adjustments of $234 following the favorable resolution of two matters involving former employees, $181 related to realized currency gains from transactions associated with the consolidation of our International operations and $150 related to adjustments of accruals for facility and other costs.

     During the six months ended June 28, 2003, eLoyalty made cash payments of $3,322 related to cost reduction actions initiated in 2003 and earlier periods. Annual savings resulting from cost reduction actions initiated in 2003 are expected to be approximately $4,300 and to be fully realized in 2004. eLoyalty expects substantially all severance and other charges to be paid out by the end of 2003 pursuant to agreements entered into with affected employees.

     The severance and related costs and their utilization as of the six months ended June 28, 2003 are as follows (in thousands):

	Reserve			Reserve
	Balance	Charges/		Balance
	12-28-02	Adjustments	Payments	6-28-03

Employee severance	$2,158	$1,274	$(2,122)	$1,310
Facilities	4,095	(68)	(801)	3,226
Other	1,105	(95)	(399)	611

Total	$7,358	$1,111	$(3,322)	$5,147

     Of the $5,147 that remains reserved as of June 28, 2003, $1,894 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $1,310 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $1,943 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $1,367 relates to lease payments and is expected to be paid over the next twelve months. eLoyalty has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146 effective December 29, 2002.

     The $801 of facility payments in the six months ended June 28, 2003 related to amounts reserved in 2002 and 2001. Payments for facility costs related to office space reductions and office closures, reserved for in prior years, are to be paid pursuant to contractual lease terms through 2007.

Note 3 — Comprehensive Net Loss

     Comprehensive net loss is comprised of the following (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June		June

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net loss	$(3,053)	$(975)	$(7,932)	$(3,060)
Other comprehensive loss:
Effect of currency translation	49	478	83	290

Comprehensive net loss	$(3,004)	$(497)	$(7,849)	$(2,770)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.1 million and $4.2 million at June 28, 2003 and December 28, 2002, respectively.

Note 4 — Loss Per Share

     The following table sets forth the computation of the shares used in the calculation of our basic and diluted loss per share (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June		June

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net loss	$(3,053)	$(975)	$(7,932)	$(3,060)
Series B preferred stock dividends and accretion	(373)	(2,143)	(771)	(4,584)

Net loss available to common stockholders	$(3,426)	$(3,118)	$(8,703)	$(7,644)

Weighted average common shares outstanding	5,619	5,100	5,570	5,081

     We have not included common stock equivalents in the diluted loss per share calculation as they are antidilutive in periods in which there is a loss. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,018 and 4,620 for the three months ended June 28, 2003 and June 29, 2002, respectively, and 4,144 and 3,641 for the six months ended June 28, 2003 and June 29, 2002, respectively.

Note 5 — Segment Information

     eLoyalty operates in one business segment focused exclusively on providing customer relationship management (“CRM”) related consulting services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three and six months ended June 28, 2003 and June 29, 2002, respectively, and total assets by reportable segment as of June 28, 2003 and December 28, 2002 (in thousands).

	North
For the Three Months Ended June	America	International	Total

Revenue
2003	$15,218	$1,190	$16,408
2002	$19,261	$2,470	$21,731
Operating income (loss)
2003	$(910)	$(2,136)	$(3,046)
2002	$220	$(1,185)	$(965)

	North
For the Six Months Ended June	America	International	Total

Revenue
2003	$31,228	$2,907	$34,135
2002	$42,405	$5,185	$47,590
Operating income (loss)
2003	$(4,934)	$(3,071)	$(8,005)
2002	$(913)	$(2,845)	$(3,758)
Total assets
June 28, 2003	$71,538	$5,975	$77,513
December 28, 2002	$81,033	$6,770	$87,803

			Total
	United		North	United		Other	Total
	States	Canada	America	Kingdom	Ireland	International	International	Total

For the Three Months Ended June
Revenue
2003	$14,529	$689	$15,218	$119	$914	$157	$1,190	$16,408
2002	$17,994	$1,267	$19,261	$477	$605	$1,388	$2,470	$21,731
For the Six Months Ended June
Revenue
2003	$30,242	$986	$31,228	$309	$2,341	$257	$2,907	$34,135
2002	$39,700	$2,705	$42,405	$644	$1,103	$3,438	$5,185	$47,590

     Total long-lived assets for our US operations are $13,445 and $15,102 at June 28, 2003 and December 28, 2002, respectively. For the three months ended June 28, 2003 and June 29, 2002 professional services represented 89% and 92% of total revenue, Managed Services represented 11% and 8% of total revenue, and sales of our Loyalty Suite™ and third-party software represented less than 1% of total revenue, respectively. For the six months ended June 28, 2003 and June 29, 2002 professional services represented 86% and 91% of total revenue, Managed Services represented 11% and 7% of total revenue, and sales of our Loyalty Suite™ and third-party software represented 3% and 2% of total revenue, respectively.

Note 6 — Stock Based Compensation

     eLoyalty accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options are measured as the excess, if any, of the fair value of common stock at the date of grant over the amount an employee must pay to acquire the stock, providing that all other requirements for fixed plan accounting are satisfied. Unearned compensation is amortized over the vesting period of the related stock option or right. The unearned compensation recorded at June 28, 2003 and June 29, 2002 relates principally to restricted stock awards made to employees. The following table illustrates the effect had compensation costs for eLoyalty’s stock option plans been determined using the fair value method under SFAS No. 123. eLoyalty’s net loss available to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	For the Three		For the Six
	Months Ended		Months Ended
	June		June

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net loss available to common stockholders as reported	$(3,426)	$(3,118)	$(8,703)	$(7,644)
Stock-based compensation expense determined under
the fair value method, net of related tax effects	(2,860)	(1,715)	(5,675)	(3,448)

Pro forma net loss	$(6,286)	$(4,833)	$(14,378)	$(11,092)

Basic net loss per share:
As reported	$(0.61)	$(0.61)	$(1.56)	$(1.50)

Pro forma	$(1.12)	$(0.95)	$(2.58)	$(2.18)

Diluted net loss per share:
As reported	$(0.61)	$(0.61)	$(1.56)	$(1.50)

Pro forma	$(1.12)	$(0.95)	$(2.58)	$(2.18)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2003	2002

Risk-free interest rates	1.1%-3.1%	4.5%-4.7%
Expected dividend yield	0%	0%
Expected volatility	123%-129%	143%-155%
Expected lives	5.0 years	5.0 years

     The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Note 7 — Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 28, 2003, the Company has no freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have any material effect on our financial position or results of operations.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF Issue No. 00-21 in fiscal 2003 had the effect of delaying the recognition of revenue for a customer contract entered into during the second quarter of 2003. The provisions of EITF 00-21 may impact revenue in future quarters depending on the nature of the deliverables provided to customers and the Company’s ability to determine the fair value of each element in the transaction.

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

     In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” that became effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, and states that an entity’s commitment to an exit plan does not, by itself, create a present obligation to other parties that meet the definition of a liability. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. We did not adopt the provisions of SFAS No. 146 in the financial statements for the period ended December 28, 2002, or for any prior periods. However, eLoyalty applies the provisions of SFAS No. 146 to exit and disposal activities initiated after December 28, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial position.

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

Note 8 — Litigation

     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at June 28, 2003 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following Management’s Discussion and Analysis and other parts of this Form 10-Q contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, without limitation, those noted under “Factors That May Affect Future Results or Market Price of Stock” included elsewhere in this Form 10-Q. Readers should also carefully review the risk factors described in other documents that eLoyalty files from time to time with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

     Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimations only as of the date they are made, and, subject to applicable law, eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events or circumstances, or otherwise.

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

Performance Overview and General Outlook

     Our consolidated revenue was $16.4 million in the second quarter of 2003. This represents an approximate 24% decline as compared to the second quarter of 2002. The decrease in revenue is primarily due to the continued general global economic slowdown contributing to decreased spending on information technology. On a sequential basis, our revenue decreased $1.3 million from the first quarter of 2003.

     Utilization was 65% and 59% for the second quarter of 2003 and 2002, respectively and 59% in the first quarter of 2003. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $176 in the second quarter of 2003 versus $202 in the second quarter of 2002, respectively and $191 in the first quarter of 2003. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $165 for the quarter ended June 28, 2003. Our revenue per billable consultant decreased to $262,000 in the second quarter of 2003 from $265,000 in the second quarter of 2002 primarily due to lower average hourly billing rates. On a sequential basis our revenue per billable consultant is down from $273,000 in the first quarter of 2003.

     Our revenue concentration has decreased sequentially as our top 10 customers accounted for 78% of our revenue in the second quarter of 2003 versus 81% in the first quarter of 2003, and 76% in the second quarter of 2002. In addition, the top 20 customers accounted for 89% of our revenue in the second quarter of 2003 versus 93% in the first quarter of 2003, and 90% in the second quarter of 2002. Two clients each accounted for 10% or more of our revenue in the second quarter of 2003. UnitedHealth Group accounted for 31% of our revenue in the second quarter of 2003 compared to 30% of our revenue in the first quarter of 2003, and 10% in the second quarter of 2002. AT&T Wireless accounted for 13% of revenue in the second quarter of 2003, 10% of our revenue in the first quarter of 2003, and 13% of revenue in the second quarter of 2002. Higher concentration of revenue with a single customer can result in increased revenue risk should this client significantly reduce its need for these services.

     We presently expect the current economic slowdown and related uncertain client expenditure commitments and extended decision time frames to persist in 2003. We expect both our North American segment (which in the last year has accounted for approximately 89% — 93% of our consolidated revenue) and our International segment to continue to experience difficult business conditions in 2003.

     In response to the current economic environment and decreased demand for consulting services, we have undertaken a number of cost reduction activities consisting of headcount reductions in the second and first quarters of 2003, and headcount reductions, office space reductions and office closures in prior periods. Annual savings resulting from personnel reductions taken in the second quarter of 2003 are expected to be approximately $1.0 million and will be substantially realized in 2004. These cost reduction activities are designed to size our workforce to meet our expected business requirements. As a result of these activities and prior quarter adjustments, we recognized a charge of $1.1 million in the first six months of 2003 and $2.4 million in the first six months of 2002, and reduced our headcount by twenty-two and five employees in the first and second quarters of 2003, respectively. Actions taken over the past four quarters have reduced our headcount to 333 employees at the end of the second quarter of 2003 from 431 employees at the end of the second quarter of 2002. We expect substantially all severance and related costs associated with these plans to be paid out by the end of 2003, pursuant to agreements entered into with affected employees.

Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007. We are contemplating additional cost savings measures in the third quarter of 2003 in the form of headcount reductions attained through attrition and expected separations related to alignment with currently anticipated business requirements. Severance and related costs associated with these contemplated actions, if implemented, are not anticipated to exceed $0.8 million in the third quarter of 2003, and are dependent on final determination of the specific actions to be taken.

     During fiscal 2002, eLoyalty established an income tax valuation allowance of $24.6 million related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. As of June 28, 2003, total net deferred tax assets of $44.9 million are fully offset by a valuation allowance. The decision to establish a valuation allowance for the remaining US deferred tax assets and cease recording the benefit of losses incurred by US operating units was made in fiscal 2002 following our normal process of assessing current year results and forecasting financial performance for the next fiscal year and beyond. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our net deferred tax assets, has grown to the point where generally accepted accounting principles (GAAP) required that a full income tax valuation allowance be recognized in the financial statements.

     Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $3.0 million for the quarter ended June 28, 2003, compared to an operating loss of approximately $1.0 million for the quarter ended June 29, 2002.

     Our revenue is generated primarily from professional services, which is billed principally on a time and materials basis. We have periodically contracted projects on a fixed-fee basis. Revenue is recognized for time and material engagements as services are rendered, primarily utilizing the percentage-of-completion method. Fees from professional services declined 27% in the second quarter of 2003 compared to the second quarter of 2002, and declined 2% compared to the first quarter of 2003.

     Other revenue contributors include fees generated from Managed Services. Managed Services consists of: Contact Center Managed Services, Computer Telephony Integration (“CTI”), maintenance and support, outsourcing call center telephony networks, and cross-platform monitoring as well as the provision of purpose-built hosting solutions and services relating to e-PROFILE™ Internet banking products. Revenue from sales of our Managed Services was 11% and 8% of revenue in the second quarter of 2003 and 2002, respectively. Revenue from sales of our Loyalty Suite™ and sales of third-party software was less than 1% of revenue in the second quarter of 2003 and 2002. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of our Loyalty Suite™ and third-party software for the second quarter of 2003, first quarter of 2003, fourth quarter of 2002, third quarter of 2002, second quarter of 2002, and first quarter of 2002 was $0.1 million, $1.0 million, $0, $1.1 million, $0, and $1.1 million, respectively.

     Our revenue from international operations primarily represents revenue in Europe and Australia. International operations represented 7% and 11% of revenue for the quarters ended June 28, 2003 and June 29, 2002, respectively. The impact of a weak US dollar in the second quarter of 2003, contributed 1% of total revenue, and 13% of revenue from international operations compared to the second quarter of 2002.

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

     eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involves integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis. eLoyalty periodically performs projects on a fixed-fee basis. For the integration or the building of a system eLoyalty recognizes revenue on the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other consulting services, we recognize revenue based on the percentage-of-completion method utilizing the hours incurred over the total estimated hours. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2001 through the second quarter of 2003. A substantial portion of the accruals represents contractual severance for identified employees and is not subject to significant revision. That portion of the accruals relating to office space reductions and office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

     Revenue

     Our revenue decreased $5.3 million, or 24%, to $16.4 million in the second quarter of 2003 from $21.7 million in the second quarter of 2002. Revenue from professional fees decreased $5.5 million, or 27%, to $14.5 million in the second quarter of 2003 from $20.0 million in the second quarter of 2002. The decrease in revenue is due to a continued weak global economic environment that led to decreased demand for the CRM services provided by us.

     Revenue from Managed Services increased $0.1 million, or 8%, to $1.8 million in the second quarter of 2003 from $1.7 million in the second quarter of 2002. Managed Services revenue represented 11% and 8% of total revenue for the quarters ended June 28, 2003 and June 29, 2002, respectively. Revenue from software sales were $0.1 million in the second quarter of 2003. There were de minimis revenues from the sale of software in the second quarter of 2002.

     Revenue from North American operations decreased $4.0 million, or 21%, to $15.2 million in the second quarter of 2003 from $19.3 million in the second quarter of 2002. International operations revenue decreased $1.3 million, or 52%, to $1.2 million in the second quarter of 2003 from $2.5 million in the second quarter of 2002. As a percentage of consolidated revenues, revenue from International operations decreased to 7% in the second quarter of 2003 from 11% in the second quarter of 2002. The decrease in revenue is attributable to a continued weak global economic environment.

     Cost of Services

     Cost of services decreased $2.4 million, or 17%, to $11.9 million in the second quarter of 2003 from $14.4 million in the second quarter of 2002. This is due primarily to a 20% decrease in the number of our engageable consultants to 258 as of June 28, 2003, from 324 as of June 29, 2002, as well as a final determination of certain non-severance employment costs in an amount favorable to prior estimates. Cost of services as a percentage of revenue increased to 73% in the second quarter of 2003 compared to 66% in the second quarter of 2002. This percentage increase was primarily due to the impact of lower effective average hourly billing rates offset partially by utilization increases as a result of our cost reduction initiatives.

     Selling, General and Administrative and Research and Development Expenses

     Total selling, general, administrative and research and development expenses decreased $0.6 million, or 9%, to $6.3 million in the second quarter of 2003 from $6.9 million in the second quarter of 2002. This decrease was primarily the result of a $0.2 million reduction in spending on outside services such as telecommunications costs, professional fees, and marketing, as well as a $0.4 million savings due to personnel reductions. The comparable headcounts for selling, general, administrative and research and development personnel for the second quarter of 2003 were 82 compared to 101 in the second quarter of 2002.

     Severance and Related Costs

     Severance and related costs totaled income of $0.1 million, net of $0.6 million of favorable adjustments in the second quarter of 2003. Included in severance and related costs for the second quarter of 2003 is $0.4 million of severance and related costs associated with the elimination of five positions in our North American and International operations offset by adjustments of $0.2 million following the favorable resolution of two matters involving former employees, $0.2 million related to realized currency gains from transactions associated with the consolidation of our International operations and $0.2 million related to adjustments of accruals for facility and other costs. The personnel reductions were in response to a decline in revenue and expected business activity. Annual savings resulting from the cost reduction actions initiated in the second quarter of 2003 are expected to be approximately $1.0 million and will be realized in 2004.

     Depreciation and Amortization Expense

     Depreciation and amortization expense decreased $0.1 million, to $1.3 million in the second quarter of 2003 compared to $1.4 million in the second quarter of 2002.

     Other Income, net

     We recognized non-operating other income of $0.1 million in the second quarter of 2003 compared to $0.2 million in the second quarter of 2002. The $0.1 million decrease in non-operating other income was primarily due to reduced yields for funds classified as cash and restricted cash.

     Income Tax Provision (Benefit)

     In the second quarter of 2003 income taxes were $0.1 million. This amount related to city trade taxes and withholding taxes related to cash distributions to the US operating unit, all relating to our German operation. In the fourth quarter of 2002, we established an income tax valuation allowance against the benefit of US operating unit tax losses previously recognized and have ceased recognizing the benefit of losses incurred by all operating units.

     Net Loss Available to Common Stockholders

     We reported a net loss available to common stockholders of $3.4 million for the second quarter of 2003 compared with a net loss available to common stockholders of $3.1 million in the second quarter of 2002. We reported a net loss of $0.61 per share on a basic and diluted basis in the second quarter of 2003 compared to a net loss of $0.61 per share on a basic and diluted basis in the second quarter of 2002. The losses in the second quarter of 2003 and 2002 are primarily attributable to continued declines in our business and the establishment of a US income tax valuation allowance beginning in the fourth quarter of 2002.

First Six Months of 2003 Compared with First Six Months of 2002

     Revenue

     Our revenue decreased $13.4 million, or 28%, to $34.1 million in the first six months of 2003 from $47.6 million in the first six months of 2002. Revenue from professional fees decreased $13.6 million, or 32%, to $29.3 million in the first six months of 2003 from $42.9 million in the first six months of 2002. The decrease in revenue is due to a continued weak global economic environment that led to decreased demand for the CRM services provided by us.

     Revenue from Managed Services increased $0.2 million, or 6%, to $3.7 million in the first six months of 2003 from $3.5 million in the first six months of 2002. Managed Services revenue represented 11% and 7% of total revenue for the six months ended June 28, 2003 and June 29, 2002, respectively. Revenue from software sales remained constant at $1.1 million in the first six months of 2003 and 2002, respectively.

     Revenue from North American operations decreased $11.2 million, or 26%, to $31.2 million in the first six months of 2003 from $42.4 million in the first six months of 2002. International operations revenue decreased $2.3 million, or 44%, to $2.9 million in the first six months of 2003 from $5.2 million in the first six months of 2002. As a percentage, revenue from International operations decrease to 8% in the first six months of 2003 compared to 11% in the first six months of 2002. The decrease in revenue is attributable to a continued weak global economic environment.

     Cost of Services

     Cost of services decreased $5.9 million, or 19%, to $25.3 million in the first six months of 2003 from $31.2 million in the first six months of 2002. This is due primarily to a 20% decrease in the number of our engageable consultants to 258 as of June 28, 2003, from 324 as of June 29, 2002. Cost of services as a percentage of revenue increased to 74% in the first six months of 2003 compared to 66% in the first six months of 2002. This percentage increase was primarily due to the impact of lower effective average hourly billing rates offset partially by utilization increases as a result of our cost reduction initiatives.

     Selling, General and Administrative and Research and Development Expenses

     Total selling, general, administrative and research and development expenses decreased $2.0 million, or 13%, to $13.0 million in the first six months of 2003 from $15.0 million in the first six months of 2002. This decrease was primarily the result of a $1.2 million reduction in spending on outside services such as telecommunications costs, professional fees, and marketing, as well as a $0.8 million savings due to personnel reductions. The comparable headcounts for selling, general, administrative and research and development personnel for the first six months of 2003 were 82 compared to 101 in the first six months of 2002.

     Severance and Related Costs

     Severance and related costs decreased $1.3 million, or 54%, to $1.1 million in the first six months of 2003 compared to $2.4 million in the first six months of 2002. This is the result of fewer personnel reductions in the first six months of 2003 versus the first six months of 2002, as well as changes of $0.2 million following the favorable resolution of two matters involving former employees, $0.2 million related to realized currency gains from transactions associated with the consolidation of our International operations and $0.2 million related to adjustments of accruals for facility and other costs. The personnel reductions were in response to a decline in revenue and expected business activity. Annual savings resulting from the cost reduction actions initiated in the first six months of 2003 are expected to be approximately $4.3 million and will be realized in 2004. Annual savings resulting from 2002 personnel reductions are approximately $13.5 million and are being realized in 2003.

     Depreciation and Amortization Expense

     Depreciation and amortization expense remained constant at $2.7 million in the first six months of 2003 and 2002, respectively.

     Other Income, net

     We recognized non-operating other income of $0.2 million in the first six months of 2003 compared to $0.5 million in the first six months of 2002. The $0.3 million decrease in non-operating other income was primarily due to the sale of an investment security in 2002.

     Income Tax Provision (Benefit)

     In the first six months of 2003 income taxes were $0.1 million. This amount related to city trade taxes and withholding taxes related to cash distributions to the US operating unit, all relating to our German operation. In the fourth quarter of 2002, we established an income tax valuation allowance against the benefit of US operating unit tax losses previously recognized and have ceased recognizing the benefit of losses incurred by all operating units.

     Net Loss Available to Common Stockholders

     We reported a net loss available to common stockholders of $8.7 million for the first six months of 2003 compared with a net loss available to common stockholders of $7.6 million in the first six months of 2002. We reported a net loss of $1.56 per share on a basic and diluted basis in the first six months of 2003 compared to a net loss of $1.50 per share on a basic and diluted basis in the first six months of 2002. The losses in the first six months of 2003 and 2002 are primarily attributable to continued declines in our business, the charges for severance and related costs and the establishment of a US income tax valuation allowance beginning in the fourth quarter of 2002.

Liquidity and Capital Resources

     Our principal capital requirements are to fund working capital needs, capital expenditures, payment of preferred stock dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At June 28, 2003, we had cash and cash equivalents of approximately $37.6 million and restricted cash of approximately $10.2 million, which included the proceeds of an $8.6 million borrowing under our revolving credit line. Our cash and cash equivalents position decreased $11.3 million compared to December 28, 2002. Restricted cash represents cash as security for our line of credit and letters of credit. The $0.6 million increase in restricted cash primarily represents LaSalle Bank’s credit requirement associated with the purchase and transfer of foreign currencies.

     Operating activities net use of cash was approximately $9.1 million during the first six months of 2003 compared to a source of cash of $8.3 million during the first six months of 2002. Net cash outflows from increased operating losses, annual corporate insurance payments, prepaid software maintenance contracts, and payments with respect to severance and related costs contributed to the reduction. Days sales outstanding of 60 days at June 28, 2003 represented an increase of 9 days compared to 51 days at December 28, 2002, and accordingly, adversely affected cash flow by an estimated amount of $1.6 million. At June 28, 2003, there remained $5.1 million of unpaid severance and related costs (see Note 2).

     Cash flows used in investing activities consisted of capital expenditures and other of $0.9 million during the first six months of 2003, as compared to capital expenditures of $1.5 million for the first six months of 2002. In the first six months of 2003, $0.6 million of spending was related to investment in IT infrastructure and our Managed Services business and $0.3 million was due to a license payment for intellectual property that will be utilized within our business. Spending in the first six months of 2002 was related to investment in IT infrastructure and our Managed Services business. We expect our capital expenditures for 2003 to be less than $1.5 million.

     Cash flows used in financing activities increased $0.1 million to $1.4 million of use in the first six months of 2003 from $1.3 million of use in the first six months of 2002. The $1.4 million of cash used in the first six months of 2003 is attributable to cash dividends of $0.8 million paid in January 2003 on the Series B convertible preferred stock (“Series B stock”) and $0.6 million increase in restricted cash due to a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. The $1.3 million used in the first six months of 2002 was primarily attributable to the increase in restricted cash. A semi-annual dividend payment of approximately $0.8 million was paid in July 2003 on the Series B stock. In addition, a dividend payment of approximately $0.7 million is expected to be paid in January 2004 on the Series B stock. The amount of the semi-annual dividend would decrease by any conversions of the Series B stock into common stock which would include payment of accrued but unpaid dividends at time of conversion.

     Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $37.6 million and $48.9 million as of June 28, 2003 and December 28, 2002, respectively. In addition, our restricted cash of $10.2 million at June 28, 2003 is available to retire our indebtedness of $8.6 million, to support letters of credit issued under our LaSalle credit facility for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and a reserve for currency fluctuations.

     We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 9, 2002 which provides for a secured revolving line of credit in a maximum principal amount of $15 million through December 31, 2003 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve for currency fluctuations. eLoyalty’s borrowings under the Facility aggregated $8.6 million at June 28, 2003 and December 28, 2002. Available credit under the Facility has been reduced by an additional $1.6 million related to letters of credit issued under the Facility for operational commitments, a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and a reserve for currency fluctuations. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. The effective annual interest rate at June 28, 2003 and December 28, 2002 was 1.9% and 2.1%, respectively, under the Facility. Interest expense was $49 and $93 for the first six months ended June 28, 2003 and June 29, 2002, respectively.

     At June 28, 2003 we had three customers each accounting for 10% or more of our total net receivables. UnitedHealth Group, Washington Mutual, and AT&T Wireless accounted for 43%, 15%, and 10%, respectively of our total net accounts receivable. Of these amounts, we have collected approximately 65% from UnitedHealth Group, 84% from Washington Mutual, and 26% from AT&T Wireless, respectively. Of our total net accounts receivable, we have collected 78% subsequent to June 28, 2003. With a higher percentage of our revenue dependent on fewer customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

     We anticipate that our current unrestricted cash resources, together with other expected internally generated funds, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. We also anticipate that our unrestricted cash resources will be sufficient to meet our current expected needs. If, however, our operating activities or net cash needs for the year were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there could be no assurance that we would have access to additional external capital resources on acceptable terms.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 28, 2003, the Company has no freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on our financial position or results of operations.

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF Issue No. 00-21 in fiscal 2003 had the effect of delaying the recognition of revenue for a customer contract entered into during the second quarter of 2003. The provisions of EITF 00-21 may impact revenue in future quarters depending on the nature of the deliverables provided to customers and the Company’s ability to determine the fair value of each element in the transaction.

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

     In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” that became effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, and states that an entity’s commitment to an exit plan does not, by itself, create a present obligation to other parties that meet the definition of a liability. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. We did not adopt the provisions of SFAS No. 146 in the financial statements for the period ended December 28, 2002, or for any prior periods. However, eLoyalty applies the provisions of SFAS No. 146 to exit and disposal activities initiated after December 28, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial position.

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

Item 3.   Qualitative and Quantitative Disclosures about Market Risk

     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the quarters ended June 2003 and 2002, 11% and 17%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 4.   Controls and Procedures

     An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 28, 2003 (the end of our second fiscal quarter). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     Our 2003 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 14, 2003. Represented at the Annual Meeting, either in person or by proxy, were 9,541,748 voting shares, consisting of common stock and Series B preferred stock. This represented more than a majority of the shares of eLoyalty common and preferred stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.

     The following actions were taken at the Annual Meeting:

1.	Messrs. Coxe and Kohler, the nominees for election as Class I Directors at the Annual Meeting, were reelected to serve as members of eLoyalty’s Board of Directors for a three year term expiring in 2006. The vote for Mr. Coxe was: 9,305,699 shares voted in favor of election, and 236,049 votes withheld. The vote for Mr. Kohler was: 9,175,550 shares voted in favor of election and 366,198 votes withheld.

2.	Stockholders ratified the appointment of PricewaterhouseCoopers LLP as eLoyalty’s independent public accountants for its current fiscal year ending December 27, 2003. The vote was: 9,484,953 shares voted in favor of the ratification of such appointment; 55,631 voted against it, and 1,164 shares abstained from voting.

Item 6.   Exhibits and Reports on Form 8-K.

a)	Exhibits

	10.1	Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation.

	31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Timothy J. Cunningham under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Kelly D. Conway and Timothy J. Cunningham under Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

     On April 30, 2003, eLoyalty filed a Form 8-K reporting under Item 9 furnishing eLoyalty’s first quarter 2003 results of operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 11, 2003.

eLOYALTY CORPORATION

By	/s/ TIMOTHY J. CUNNINGHAM Timothy J. Cunningham
Vice President, Chief Financial Officer
and Corporate Secretary
(Duly authorized signatory and
principal financial and accounting officer)