Form 10-Q
period 2003-09-27
ELOYALTY CORP
filed 2003-11-12
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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

      The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 7, 2003 was 6,993,444.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 27,	December 28,
	2003	2002
ASSETS:
Current Assets:
Cash and cash equivalents	$37,964	$48,879
Restricted cash	9,671	9,579
Receivables (net of allowances of $1,497 and $1,590, respectively)	6,675	10,443
Prepaid expenses	2,244	1,180
Refundable income taxes	7	300
Other current assets	296	467

Total current assets	56,857	70,848
Equipment and leasehold improvements, net	10,611	13,859
Goodwill and other intangibles, net	2,423	2,135
Long-term receivables and other	1,042	961

Total assets	$70,933	$87,803

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,600	$8,600
Accounts payable	1,737	1,668
Accrued compensation and related costs	4,760	5,902
Other current liabilities	4,846	6,819

Total current liabilities	19,943	22,989

Long-term liabilities	1,297	2,358
Commitments and contingencies

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,157,665 and 4,343,627 shares issued and outstanding with a liquidation preference of $21,575 and $22,915 at September 27, 2003 and December 28, 2002, respectively	21,204	22,153

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,994,944 and 6,752,398 shares issued and outstanding, respectively	70	67
Additional paid-in capital	149,924	150,761
Accumulated deficit	(110,290)	(96,894)
Unearned compensation	(7,147)	(9,480)
Accumulated other comprehensive loss	(4,068)	(4,151)

Total stockholders’ equity	28,489	40,303

Total liabilities and stockholders’ equity	$70,933	$87,803

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September		September
	2003	2002	2003	2002

Revenue	$13,458	$20,730	$47,593	$68,320

Operating Expenses:
Cost of services	11,342	14,130	36,631	45,313
Selling, general and administrative expenses	5,842	7,131	18,889	22,151
Severance and related costs	346	3,140	1,457	5,550
Depreciation and amortization expense	1,445	1,366	4,138	4,101

Total operating expenses	18,975	25,767	61,115	77,115

Operating loss	(5,517)	(5,037)	(13,522)	(8,795)
Other income, net	53	145	211	626

Loss before income taxes	(5,464)	(4,892)	(13,311)	(8,169)
Income tax provision (benefit)	—	(557)	85	(774)

Net loss	(5,464)	(4,335)	(13,396)	(7,395)
Dividends and accretion related to Series B preferred stock	(382)	(411)	(1,153)	(4,995)

Net loss available to common stockholders	$(5,846)	$(4,746)	$(14,549)	$(12,390)

Basic net loss per common share	$(1.02)	$(0.92)	$(2.58)	$(2.43)

Diluted net loss per common share	$(1.02)	$(0.92)	$(2.58)	$(2.43)

Shares used to calculate basic net loss per common share	5,759	5,158	5,633	5,107

Shares used to calculate diluted net loss per common share	5,759	5,158	5,633	5,107

Noncash compensation included in individual line items above:
Cost of services	$221	$279	$631	$636
Selling, general and administrative expenses	545	657	1,634	1,941

Total noncash compensation	$766	$936	$2,265	$2,577

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the Nine Months
	Ended September
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(13,396)	$(7,395)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and noncash compensation	6,403	6,678
Provision for uncollectible amounts	—	(400)
Deferred income taxes	—	(530)
Changes in assets and liabilities:
Receivables	3,915	10,400
Refundable income taxes	293	6,223
Other current assets	(1,112)	485
Accounts payable	57	706
Accrued compensation and related costs	(1,518)	(1,918)
Other liabilities	(2,882)	(4,404)
Long-term receivables and other	17	289

Net cash (used in) provided by operating activities	(8,223)	10,134

Cash Flows from Investing Activities:
Capital expenditures and other	(1,174)	(1,921)

Net cash used in investing activities	(1,174)	(1,921)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	25,800	—
Repayments on revolving credit agreement	(25,800)	—
Required deposit on revolving credit agreement	(92)	(1,116)
Payment of Series B dividends	(1,543)	(882)
Proceeds from stock compensation plans	—	89

Net cash used in financing activities	(1,635)	(1,909)

Effect of exchange rate changes on cash and cash equivalents	117	177

(Decrease) increase in cash and cash equivalents	(10,915)	6,481
Cash and cash equivalents, beginning of period	48,879	42,653

Cash and cash equivalents, end of period	$37,964	$49,134

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(75)	$(154)
Cash refunded (paid) for income taxes, net	$208	$6,806

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share data)

Note 1 — General

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 27, 2003, the condensed consolidated results of our operations for the three months and nine months ended September 27, 2003 and September 28, 2002 and our condensed consolidated cash flows for the nine months ended September 27, 2003 and September 28, 2002, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X.

          The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Note 2 — Severance and related costs

          Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets. Other costs include laptop costs, other contractual computer lease termination costs, and other employee related expenses.

          Included in severance and related costs for the third quarter of 2003 is $1,084 of severance and related costs associated with the elimination of seventeen positions in our North American and International operations partially offset by favorable adjustments of $738 related to changes in estimated sublease rental income from previous office space reductions. The $3,140 charge for the third quarter of 2002 related to $2,460 of employee severance payments and $680 of facility and other costs for the elimination of fifty positions, in our North American and International operations. For the nine months ended September 27, 2003 and September 28, 2002, the pretax charge for severance and related costs was $1,457 and $5,550, respectively.

          During the nine months ended September 27, 2003, eLoyalty made cash payments of $4,720 related to cost reduction actions initiated in 2003 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2004 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.

          The severance and related costs and their utilization for the nine months ended September 27, 2003 are as follows (in thousands):

	Reserve			Reserve
	Balance	Additions/		Balance
	12-28-02	Adjustments	Payments	9-27-03

Employee severance	$2,158	$2,358	$(2,927)	$1,589
Facilities	4,095	(747)	(1,179)	2,169
Other	1,105	(154)	(614)	337

Total	$7,358	$1,457	$(4,720)	$4,095

          Of the $4,095 that remained reserved as of September 27, 2003, $1,297 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $1,589 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $1,209 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $872 relates to facility lease payments and is expected to be paid over the next twelve months.

Note 3 — Comprehensive Net Loss

          Comprehensive net loss is comprised of the following (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September
	2003	2002	2003	2002
Net loss	$(5,464)	$(4,335)	$(13,396)	$(7,395)
Other comprehensive loss:
Effect of currency translation	—	24	83	314

Comprehensive net loss	$(5,464)	$(4,311)	$(13,313)	$(7,081)

          The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.1 million and $4.2 million at September 27, 2003 and December 28, 2002, respectively.

Note 4 — Loss Per Share

          The following table sets forth the computation of the shares used in the calculation of our basic and diluted loss per share (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September
	2003	2002	2003	2002
Net loss	$(5,464)	$(4,335)	$(13,396)	$(7,395)
Series B preferred stock dividends and accretion	(382)	(411)	(1,153)	(4,995)

Net loss available to common stockholders	$(5,846)	$(4,746)	$(14,549)	$(12,390)

Weighted average common shares outstanding	5,759	5,158	5,633	5,107

          We have not included common stock equivalents in the diluted loss per share calculation as they are antidilutive in periods in which there is a loss. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,131 and 4,400 for the three months ended September 27, 2003 and September 28, 2002, respectively, and 4,167 and 3,894 for the nine months ended September 27, 2003 and September 28, 2002, respectively.

Note 5 — Segment Information

          eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related consulting services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three and nine months ended September 27, 2003 and September 28, 2002, respectively, and total assets by reportable segment as of September 27, 2003 and December 28, 2002 (in thousands).

	North
For the Three Months Ended September	America	International	Total
Revenue
2003	$11,815	$1,643	$13,458
2002	$18,887	$1,843	$20,730
Operating income (loss)
2003	$(4,400)	$(1,117)	$(5,517)
2002	$(3,024)	$(2,013)	$(5,037)

	North
For the Nine Months Ended September	America	International	Total
Revenue
2003	$43,043	$4,550	$47,593
2002	$61,292	$7,028	$68,320
Operating income (loss)
2003	$(9,334)	$(4,188)	$(13,522)
2002	$(3,937)	$(4,858)	$(8,795)

Total assets
September 27, 2003	$65,867	$5,066	$70,933
December 28, 2002	$81,033	$6,770	$87,803

			Total
	United		North	United		Other	Total
	States	Canada	America	Kingdom	Ireland	International	International	Total
For the Three Months Ended September
Revenue
2003	$11,003	$812	$11,815	$301	$1,236	$106	$1,643	$13,458
2002	$18,200	$687	$18,887	$753	$658	$432	$1,843	$20,730

For the Nine Months Ended September
Revenue
2003	$41,245	$1,798	$43,043	$610	$3,577	$363	$4,550	$47,593
2002	$57,900	$3,392	$61,292	$1,397	$1,761	$3,870	$7,028	$68,320

          Total long-lived assets for our US operations are $12,434 and $15,102 at September 27, 2003 and December 28, 2002, respectively. For the three months ended September 27, 2003 and September 28, 2002 professional services represented 84% and 86% of total revenue, Managed Services represented 15% and 9% of total revenue, and sales of our Loyalty Suite™ and third-party software represented 1% and 5% of total revenue, respectively. For the nine months ended September 27, 2003 and September 28, 2002, professional services represented 86% and 89% of total revenue, Managed Services represented 12% and 8% of total revenue, and sales of our Loyalty Suite™ and third-party software represented 2% and 3% of total revenue, respectively.

Note 6 — Stock Based Compensation

          eLoyalty accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Compensation costs for employee stock options are measured as the excess, if any, of the fair value of common stock at the date of grant over the amount an employee must pay to acquire the stock, providing that all other requirements for fixed plan accounting are satisfied. Unearned compensation is amortized over the vesting period of the related stock option or right. The unearned compensation recorded at September 27, 2003 and September 28, 2002 relates principally to restricted stock awards made to employees. The following table illustrates the effect had compensation costs for eLoyalty’s stock option plans been determined using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123. eLoyalty’s net loss available to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September
	2003	2002	2003	2002

Net loss available to common stockholders as reported	$(5,846)	$(4,746)	$(14,549)	$(12,390)
Stock-based compensation expense determined under the fair value method, net of related tax effects	(2,541)	(1,686)	(8,216)	(5,134)

Pro forma net loss	$(8,387)	$(6,432)	$(22,765)	$(17,524)

Basic net loss per share:
As reported	$(1.02)	$(0.92)	$(2.58)	$(2.43)

Pro forma	$(1.46)	$(1.25)	$(4.04)	$(3.43)

Diluted net loss per share:
As reported	$(1.02)	$(0.92)	$(2.58)	$(2.43)

Pro forma	$(1.46)	$(1.25)	$(4.04)	$(3.43)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2003	2002
Risk-free interest rates	1.1%—3.1%	3.2%—4.7%
Expected dividend yield	0%	0%
Expected volatility	120%—129%	137%—155%
Expected lives	5.0 years	5.0 years

          The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Note 7 — Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously issued guidance, could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

          In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

          In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF Issue No. 00-21 in fiscal 2003 had the effect of delaying the recognition of revenue for two customers in the second and third quarters of 2003. The provisions of EITF 00-21 may impact revenue in future quarters depending on the nature of the deliverables provided to customers and the Company’s ability to determine the fair value of each element in the transaction. These deferrals did not materially impact the results of our operations for the applicable periods.

          In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 relates to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 was effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

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

Note 8 — Litigation and Other Contingencies

          eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at September 27, 2003 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

          eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to indemnification against third party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to us by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and, as of September 27, 2003, management was not aware of future indemnification payments that it would be obligated to make.

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

Performance Overview and General Outlook

          Our consolidated revenue was $13.5 million in the third quarter of 2003. This represents an approximate 35% decline as compared to the third quarter of 2002. The decrease in revenue is primarily due to the continued general global economic slowdown contributing to decreased spending on information technology. On a sequential basis, our revenue decreased approximately $3.0 million from the second quarter of 2003.

          Utilization was 57% and 60% for the third quarter of 2003 and 2002, respectively, 65% in the second quarter of 2003 and 59% in the first quarter of 2003. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $164 in the third quarter of 2003 versus $192 in the third quarter of 2002, $176 in the second quarter of 2003 and $191 in the first quarter of 2003. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $153 for the third quarter of 2003 and $165 for the second quarter of 2003. Our revenue per billable consultant decreased to $223,000 in the third quarter of 2003 from $272,000 in the third quarter of 2002 primarily due to lower average hourly billing rates. On a sequential basis our revenue per billable consultant is down from $262,000 in the second quarter of 2003 and $273,000 in the first quarter of 2003.

          Our revenue concentration has decreased sequentially as our top 10 customers accounted for 74% of our revenue in the third quarter of 2003, 78% in the second quarter of 2003, 81% in the first quarter of 2003, and 75% in the third quarter of 2002. In addition, the top 20 customers accounted for 89% of our revenue in the third quarter of 2003, 89% of our revenue in the second quarter of 2003, 93% in the first quarter of 2003, and 89% in the third quarter of 2002. Three clients each accounted for 10% or more of our revenue in the third quarter of 2003. UnitedHealth Group accounted for 22% of our revenue in the third quarter of 2003, 31% of our revenue in the second quarter of 2003, 30% of our revenue in the first quarter of 2003, and 13% of our revenue in the third quarter of 2002. AT&T Wireless accounted for 12% of our revenue in the third quarter of 2003, 13% of our revenue in the second quarter of 2003, 10% of our revenue in the first quarter of 2003, and 8% of our revenue in the third quarter of 2002. Allstate Insurance Company accounted for 11% of our revenue in the third quarter of 2003, 9% of our revenue in the second quarter of 2003, 8% of our revenue in the first quarter of 2003, and 12% of our revenue in the third quarter of 2002. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services. The top five clients in the third quarter of 2003 reduced their demand for our services by approximately $2.7 million compared to the top five clients in the second quarter of 2003. The top five clients in the third and second quarters of 2003 represented approximately 58% and 64% of revenue, respectively, and all of the top five clients in each quarter presently continue to utilize the company's services.

          We presently expect the current uncertain environment for IT consulting expenditures to persist for the balance of 2003 and early 2004. We expect both our North American segment (which in the last year has accounted for approximately 88% — 93% of our consolidated revenue) and our International segment to continue to experience difficult business conditions during these periods.

          In response to the current business environment and decreased demand for IT consulting services, we have undertaken a number of cost reduction activities consisting of headcount reductions in the third, second and first quarters of 2003, and headcount reductions, office space reductions and office closures in prior periods. Annual savings resulting from involuntary personnel reductions taken in the third quarter of 2003 are expected to be approximately $3.4 million and will be substantially realized in 2004. These cost reduction activities are designed to size our workforce to meet our expected business requirements. As a result of these activities and prior quarter adjustments, we recognized a charge of $1.5 million in the first nine months of 2003 and $5.6 million in the first nine months of 2002, and reduced our headcount by twenty-two, five and seventeen employees in the first, second and third quarters of 2003, respectively. We expect substantially all severance and related costs associated with these plans to be paid out by the end of the first quarter of 2004, pursuant to agreements entered into with affected employees. Voluntary and involuntary terminations, net of limited hiring, have reduced our headcount to 305 employees at the end of the third quarter of 2003 from 379 employees at the end of the third quarter of 2002. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007. In the fourth quarter of 2003 we anticipate further personnel reductions in numbers not fewer than those affected by the actions taken in the third quarter of 2003. The financial impact of these anticipated actions cannot be determined at this time.

          During fiscal 2002, eLoyalty established an income tax valuation allowance of $24.6 million related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. As of September 27, 2003, total net deferred tax assets of $65.4 million are fully offset by a valuation allowance. The decision to establish a valuation allowance for the remaining US deferred tax assets and cease recording the benefit of losses incurred by US operating units was made in fiscal 2002 following our normal process of assessing current year results and forecasting financial performance for the next fiscal year and beyond. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our net deferred tax assets, has grown to the point where generally accepted accounting principles (GAAP) required that a full income tax valuation allowance be recognized in the financial statements.

          Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $5.5 million for the quarter ended September 27, 2003, compared to an operating loss of approximately $5.0 million for the quarter ended September 28, 2002.

          Our revenue is generated primarily from professional services, which is billed principally on a time and materials basis. We have periodically contracted projects on a fixed-fee basis. Revenue is recognized for time and material engagements as services are rendered, primarily utilizing the percentage-of-completion method. Fees from professional services declined 37% in the third quarter of 2003 compared to the third quarter of 2002, declined 22% compared to the second quarter of 2003 and declined 24% compared to the first quarter of 2003.

          Other revenue contributors include fees generated from Managed Services. Managed Services consists of: Contact Center Managed Services, Computer Telephony Integration (“CTI”), maintenance and support, outsourcing call center telephony networks, and cross-platform monitoring as well as the provision of purpose-built hosting solutions and services relating to e-PROFILE™ Internet banking products. Revenue from sales of our Managed Services was 15% and 9% of revenue in the third quarter of 2003 and 2002, respectively. Revenue from sales of our Loyalty Suite™ and sales of third-party software was 1% and 5% of revenue in the third quarter of 2003 and 2002, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of our Loyalty Suite™ and third-party software for the third quarter of 2003, second quarter of 2003, first quarter of 2003, fourth quarter of 2002, third quarter of 2002, and second quarter of 2002 was $0.1 million, $0.1 million, $1.0 million, $0, $1.1 million, and $0, respectively.

          Our revenue from international operations primarily represents revenue in Europe and Australia. International operations represented 12% and 9% of revenue for the quarters ended September 27, 2003 and September 28, 2002, respectively. The impact of a weak US dollar in the third quarter of 2003, contributed 1% of total revenue, and 11% of revenue from international operations compared to the third quarter of 2002.

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

          eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involves integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis and periodically performs projects on a fixed-fee basis. For the integration or the building of a system eLoyalty recognizes revenue on the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other consulting services, we recognize revenue based on the percentage-of-completion method utilizing the hours incurred over the total estimated hours. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

          We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2001 through the third quarter of 2003. A substantial portion of the accruals represents contractual severance for identified employees and is not subject to significant revision. That portion of the accruals relating to office space reductions and office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

     Revenue

          Our revenue decreased $7.2 million, or 35%, to $13.5 million in the third quarter of 2003 from $20.7 million in the third quarter of 2002. Revenue from professional fees decreased $6.5 million, or 37%, to $11.3 million in the third quarter of 2003 from $17.8 million in the third quarter of 2002. The decrease in revenue is due to a continued weak global economic environment that led to decreased demand for the CRM services provided by us.

          Revenue from Managed Services increased $0.3 million, or 13%, to $2.1 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. Managed Services revenue represented 15% and 9% of total revenue for the quarters ended September 27, 2003 and September 28, 2002, respectively. Revenue from software sales were $0.1 million and $1.1 million in the third quarter of 2003 and 2002, respectively.

          Revenue from North American operations decreased $7.1 million, or 38%, to $11.8 million in the third quarter of 2003 from $18.9 million in the third quarter of 2002. International operations revenue decreased $0.2 million, or 11%, to $1.6 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. As a percentage of consolidated revenue, revenue from International operations increased to 12% in the third quarter of 2003 from 9% in the third quarter of 2002. The decrease in revenue is attributable to a continued weak global economic environment.

     Cost of Services

          Cost of services decreased $2.8 million, or 20%, to $11.3 million in the third quarter of 2003 from $14.1 million in the third quarter of 2002. This is due primarily to an 18% decrease in the number of our engageable consultants to 238 as of September 27, 2003 from 289 as of September 28, 2002. Cost of services as a percentage of revenue increased to 84% in the third quarter of 2003 compared to 68% in the third quarter of 2002. This percentage increase was primarily due to the impact of lower effective average hourly billing rates and lower utilization of our engageable consultants.

     Selling, General and Administrative Expenses

          Total selling, general and administrative expenses decreased $1.3 million, or 18%, to $5.8 million in the third quarter of 2003 from $7.1 million in the third quarter of 2002. This decrease was primarily the result of a $0.8 million reduction in spending on outside services such as telecommunications costs, professional fees, and marketing, as well as a $0.5 million savings due to personnel reductions. The comparable headcounts for selling, general and administrative personnel for the third quarter of 2003 were 73 compared to 93 in the third quarter of 2002.

     Severance and Related Costs

          Severance and related costs decreased $2.8 million, or 90%, to $0.3 million in the third quarter of 2003 from $3.1 million in the third quarter of 2002. Included in severance and related costs for the third quarter of 2003 is $1.1 million of severance and related costs associated with the elimination of seventeen positions in our North American and International operations partially offset by favorable adjustments of $0.7 million related to changes in estimated sublease rental income from previous office space reductions. The involuntary personnel reductions were in response to a decline in revenue and expected business activity. Annual savings resulting from the cost reduction actions initiated in the third quarter of 2003 are expected to be approximately $3.4 million and will be realized in 2004.

     Depreciation and Amortization Expense

          Depreciation and amortization expense remained constant at $1.4 million in the third quarter of 2003 and 2002, respectively.

     Other Income, net

          We recognized non-operating other income of $0.1 million in the third quarter of 2003 and 2002, respectively.

     Income Tax Provision (Benefit)

          In the fourth quarter of 2002, we established an income tax valuation allowance against the benefit of US operating unit tax losses previously recognized and have ceased recognizing the benefit of losses incurred by all operating units.

     Net Loss Available to Common Stockholders

          We reported a net loss available to common stockholders of $5.8 million for the third quarter of 2003 compared with a net loss available to common stockholders of $4.7 million in the third quarter of 2002. We reported a net loss of $1.02 per share on a basic and diluted basis in the third quarter of 2003 compared to a net loss of $0.92 per share on a basic and diluted basis in the third quarter of 2002. The losses in the third quarter of 2003 and 2002 are primarily attributable to continued declines in our business and factors associated with the establishment of a US income tax valuation allowance beginning in the fourth quarter of 2002.

First Nine Months of 2003 Compared with First Nine Months of 2002

     Revenue

          Our revenue decreased $20.7 million, or 30%, to $47.6 million in the first nine months of 2003 from $68.3 million in the first nine months of 2002. Revenue from professional fees decreased $20.1 million, or 33%, to $40.7 million in the first nine months of 2003 from $60.8 million in the first nine months of 2002. The decrease in revenue is due to a continued weak global economic environment that led to decreased demand for the CRM services provided by us.

          Revenue from Managed Services increased $0.5 million, or 8%, to $5.8 million in the first nine months of 2003 from $5.3 million in the first nine months of 2002. Managed Services revenue represented 12% and 8% of total revenue for the nine months ended September 27, 2003 and September 28, 2002, respectively. Revenue from software sales decreased $1.1 million, or 50%, to $1.1 million in the first nine months of 2003 from $2.2 million in the first nine months of 2002, respectively.

Revenue from North American operations decreased $18.3 million, or 30%, to $43.0 million in the first nine months of 2003 from $61.3 million in the first nine months of 2002. International operations revenue decreased $2.4 million, or 34%, to $4.6 million in the first nine months of 2003 from $7.0 million in the first nine months of 2002. As a percentage, revenue from International operations remained constant at 10% for the first nine months of 2003 and 2002, respectively. The decrease in revenue is attributable to a continued weak global economic environment.

     Cost of Services

          Cost of services decreased $8.7 million, or 19%, to $36.6 million in the first nine months of 2003 from $45.3 million in the first nine months of 2002. This is due primarily to an 18% decrease in the number of our engageable consultants to 238 as of September 27, 2003 from 289 as of September 28, 2002. Cost of services as a percentage of revenue increased to 77% in the first nine months of 2003 compared to 66% in the first nine months of 2002. This percentage increase was primarily due to the impact of lower effective average hourly billing rates.

     Selling, General and Administrative Expenses

          Total selling, general and administrative expenses decreased $3.3 million, or 15%, to $18.9 million in the first nine months of 2003 from $22.2 million in the first nine months of 2002. This decrease was primarily the result of a $2.3 million reduction in spending on outside services such as telecommunications costs, professional fees, and marketing, as well as a $1.0 million savings due to personnel reductions. The comparable headcounts for selling, general and administrative personnel for the first nine months of 2003 were 73 compared to 93 in the first nine months of 2002.

     Severance and Related Costs

          Severance and related costs decreased $4.1 million, or 74%, to $1.5 million in the first nine months of 2003 compared to $5.6 million in the first nine months of 2002. This is the result of fewer involuntary personnel reductions in the first nine months of 2003 versus the first nine months of 2002, as well as changes of $0.2 million following the favorable resolution of two matters involving former employees, $0.2 million related to realized currency gains from transactions associated with the consolidation of our International operations and $0.7 million related to favorable changes in estimated sublease rental income from previous office space reductions. These personnel reductions were in response to a decline in revenue and expected business activity. Annual savings resulting from the cost reduction actions initiated in the first nine months of 2003 are expected to be approximately $7.7 million and will be realized in 2004. Annual savings resulting from 2002 involuntary personnel reductions are approximately $13.5 million and are being realized in 2003.

     Depreciation and Amortization Expense

          Depreciation and amortization expense remained constant at $4.1 million in the first nine months of 2003 and 2002, respectively.

     Other Income, net

          We recognized non-operating other income of $0.2 million in the first nine months of 2003 compared to $0.6 million in the first nine months of 2002. The $0.4 million decrease in non-operating other income was primarily due to the sale of an investment security in 2002.

     Income Tax Provision (Benefit)

          In the first nine months of 2003 income taxes were $0.1 million. This amount related to city trade taxes and withholding taxes related to cash distributions to the US operating unit, all relating to our German operation. In the fourth quarter of 2002, we established an income tax valuation allowance against the benefit of US operating unit tax losses previously recognized and have ceased recognizing the benefit of losses incurred by all operating units.

     Net Loss Available to Common Stockholders

          We reported a net loss available to common stockholders of $14.5 million for the first nine months of 2003 compared with a net loss available to common stockholders of $12.4 million in the first nine months of 2002. We reported a net loss of $2.58 per share on a basic and diluted basis in the first nine months of 2003 compared to a net loss of $2.43 per share on a basic and diluted basis in the first nine months of 2002. The losses in the first nine months of 2003 and 2002 are primarily attributable to continued declines in our business, the charges for severance and related costs and factors associated with the establishment of a US income tax valuation allowance beginning in the fourth quarter of 2002.

Liquidity and Capital Resources

          Our principal capital requirements are to fund working capital needs, capital expenditures, payment of preferred stock dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At September 27, 2003, we had cash and cash equivalents of approximately $37.9 million and restricted cash of approximately $9.7 million, which included the proceeds of an $8.6 million borrowing under our revolving credit line. Our cash and cash equivalents position decreased $10.9 million, to $37.9 million as of September 27, 2003 compared to $48.9 million at December 28, 2002. Restricted cash represents cash as security for our line of credit and letters of credit. Restricted cash increased $0.1 million, to $9.7 million as of September 27, 2003 compared to $9.6 million at December 28, 2002. The $0.1 million increase in restricted cash is due to establishing letters of credit supporting leases and sales of third party software.

          Operating activities’ net use of cash was approximately $8.2 million during the first nine months of 2003 compared to a source of cash of $10.1 million during the first nine months of 2002. Net cash outflows from increased operating losses, annual corporate insurance payments, prepaid software maintenance contracts, and payments with respect to severance and related costs contributed to the reduction. Days sales outstanding of 45 days at September 27, 2003 represented an improvement of 6 days compared to 51 days at December 28, 2002, and accordingly, positively affected cash flow by an estimated amount of $3.9 million. At September 27, 2003, there remained $4.1 million of unpaid severance and related costs (see Note 2).

          Cash flows used in investing activities consisted of capital expenditures and other of $1.2 million during the first nine months of 2003, as compared to capital expenditures of $1.9 million for the first nine months of 2002. In the first nine months of 2003, $0.9 million of spending was related to investment in IT infrastructure and our Managed Services business and $0.3 million was due to a license payment for intellectual property that will be utilized within our business. Spending in the first nine months of 2002 was related to investment in IT infrastructure and our Managed Services business. We expect our capital expenditures for 2003 to be less than $1.5 million.

          Cash flows used in financing activities decreased $0.3 million to $1.6 million of use in the first nine months of 2003 from $1.9 million of use in the first nine months of 2002. The $1.6 million of cash used in the first nine months of 2003 is attributable to cash dividends of $1.5 million paid in January and July of 2003 on the Series B convertible preferred stock (“Series B stock”) and $0.1 million increase in restricted cash due to a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. The $1.9 million used in the first nine months of 2002 was primarily attributable to the $1.1 million increase in restricted cash and $0.8 million cash dividends paid on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock which would include payment of accrued but unpaid dividends at time of conversion.

          Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $37.9 million and $48.9 million as of September 27, 2003 and December 28, 2002, respectively. In addition, our restricted cash of $9.7 million at September 27, 2003 is available to retire our indebtedness of $8.6 million, to support letters of credit issued under our LaSalle credit facility for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and a reserve for currency fluctuations.

          We entered into a Loan Agreement with LaSalle Bank National Association (the “Bank”) effective as of December 9, 2002 which provides for a secured revolving line of credit in a maximum principal amount of $15 million through December 31, 2003 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve for currency fluctuations. eLoyalty’s borrowings under the Facility aggregated $8.6 million at September 27, 2003 and December 28, 2002. Available credit under the Facility has been reduced by an additional $1.1 million related to letters of credit issued under the Facility for operational commitments, a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and a reserve for currency fluctuations. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. The effective annual interest rate at September 27, 2003 and December 28, 2002 was 1.9% and 2.1%, respectively, under the Facility. Interest expense was $62 and $151 for the first nine months ended September 27, 2003 and September 28, 2002, respectively.

          At September 27, 2003 we had two customers each accounting for 10% or more of our total net receivables. AT&T Wireless and UnitedHealth Group accounted for 30% and 24%, respectively of our total net accounts receivable. Of these amounts, we have collected approximately 35% from AT&T Wireless and 39% from UnitedHealth Group, respectively. Of our total net accounts receivable, we have collected 88% subsequent to September 27, 2003. With a higher percentage of our revenue dependent on fewer customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

          We anticipate that our current unrestricted cash resources, together with other expected internally generated funds, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. We also anticipate that our unrestricted cash resources will be sufficient to meet our current expected needs. If, however, our operating activities or net cash needs for the next twelve months were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there could be no assurance that we would have access to additional external capital resources on acceptable terms.

Recent Accounting Pronouncements

          In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously issued guidance, could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

           In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

           In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF Issue No. 00-21 in fiscal 2003 had the effect of delaying the recognition of revenue for two customers in the second and third quarters of 2003. The provisions of EITF 00-21 may impact revenue in future quarters depending on the nature of the deliverables provided to customers and the Company’s ability to determine the fair value of each element in the transaction. These deferrals did not materially impact the results of our operations for the applicable periods.

           In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 relates to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 was effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

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

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	our ability to execute our strategy of reducing costs, achieving the benefits of costs reduction activities and maintaining a lower cost structure;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

          We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the quarters ended September 2003 and 2002, 18% and 12%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 4. Controls and Procedures

          An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 27, 2003 (the end of our third fiscal quarter). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

a)          Exhibits

10.1	Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation.

31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy J. Cunningham under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Timothy J. Cunningham under Section 906 of the Sarbanes-Oxley Act of 2002.

b)        Reports on Form 8-K

On July 31, 2003, eLoyalty filed a Form 8-K furnishing under Item 12 eLoyalty’s second quarter 2003 results of operations and financial condition.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 12, 2003.

eLOYALTY CORPORATION

By	/s/ TIMOTHY J. CUNNINGHAM

Timothy J. Cunningham Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized signatory and principal financial and accounting officer)