Form 10-K
period 2003-12-27
ELOYALTY CORP
filed 2004-03-22
CIK 1094348

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

      The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 27, 2003, as reported by the NASDAQ National Market System, is approximately $23,281,494.

      The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 9, 2004 was 6,869,981.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of eLoyalty’s Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

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

Introduction

      eLoyalty Corporation (together with its subsidiaries and predecessors “eLoyalty,” “we” or the “Company”), an enterprise Customer Relationship Management (“CRM”) services and solutions company, was incorporated in Delaware in May 1999 as a wholly-owned subsidiary of Technology Solutions Company (“TSC”). The Company’s business was initiated in May 1994 as a call center business unit within TSC. This unit within TSC was subsequently renamed the Enterprise Customer Management (“ECM”) business unit, and later the eLoyalty division. Since its inception and under its various names, this business unit has developed management consulting and technology capabilities in an effort to lead the development of, and stay at the forefront of, the CRM market, with the specific focus on incorporating new technologies into CRM solutions.

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

      On December 19, 2001, eLoyalty sold for gross proceeds of $23.2 million approximately 4.6 million shares of a new class of 7% Series B Convertible Preferred Stock (“Series B stock”), par value $0.01 per share, in a private placement to funds managed by Technology Crossover Ventures (“TCV”) and Sutter Hill Ventures (“Sutter Hill”) and in a concurrent rights offering to eLoyalty stockholders. Immediately prior to the closing of these transactions, (1) eLoyalty amended its certificate of incorporation to increase the number of its authorized shares of common stock from 100 million to 500 million and its authorized shares of preferred stock from 10 million to 40 million, and (2) effected a one-for-ten reverse stock split of its outstanding common stock. See Note Twelve to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K for more information about the Series B stock.

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

      Our executive office is located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number 847-582-7000).

Overview

      eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals in offices throughout North America and Europe, eLoyalty’s broad range of enterprise CRM services and solutions include creating customer strategies; defining technical architectures; selecting, implementing and integrating best-of-breed CRM software applications; and providing ongoing support for multi-vendor systems. The combination of eLoyalty’s methodologies and technical expertise enables eLoyalty to deliver the tangible economic benefits of customer loyalty for its Global 2000 clients.

      Many companies today are facing challenges interacting with their customers across various isolated contact channels (i.e. contact centers, email, web, fax, Interactive Voice Response (“IVR”) and face-to-face) while achieving their strategic imperatives. eLoyalty is focused on optimizing the value through the service lines described below to and from every customer at every customer interaction across and within marketing, sales and service.

     Marketing

We assist marketing organizations in increasing their revenues, decreasing costs, and optimizing their existing investments. We focus on three specific areas to assist marketing organizations: resource allocation, capabilities development, and coordination. We utilize scientific methods and technology-enabled processes to enhance the effectiveness and efficiency of our clients’ marketing functions. Areas of expertise include:

•	Marketing Analytics,

•	Campaign Management,

•	Direct Marketing Tools,

•	Marketing Resource Management, and

•	Lead Management Systems.

     Sales

All the advantages that CRM can provide for marketing can also enhance the effectiveness of a sales force and its capabilities. We assist our clients in optimizing the capabilities of their sales force through the use of CRM tools and methodologies. Our solutions are designed to ensure that our clients’ strategies, processes and technologies are maximizing the effectiveness of their sales operations.

     Service

We assist our clients in realizing the value derived from providing a positive customer service experience. We provide our clients with solutions to address customer service challenges in all areas of customer interaction, including a multi-channel contact center, self-service features on the Web, paper mail correspondence, and face-to-face communication.

     Managed Services

We provide a comprehensive range of contact center services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. Our support and monitoring services reduce the cost and impact of contact center downtime, and anticipate problems before they occur. These services include:

•	Cross-Vendor Problem Resolution,

•	Component Maintenance and Support,

•	Active Computer Telephony Integration (“CTI”) Monitoring and Prevention,

•	Call Routing Review and Remediation,

•	Version Upgrades,

•	Environment Administration, and

•	Hosted Contact Center Infrastructure.

We build innovative solutions around emerging technologies, such as Voice-over-Internet-Protocol (“VoIP”), and speech mining. Key focus areas for growth include:

•	Converged Internet Protocol (“IP”) Contact Center Solutions,

•	Marketing Solutions,

•	Contact Center Optimization Solutions, and

•	Behavioral Analytics.

      Our revenue is generated primarily from professional services that involve integrating or building systems for clients, which are billed principally on a time and materials basis and, occasionally, on a fixed-fee basis. These services generally include a combination of the following:

•	Evaluating our clients’ efficiency and effectiveness in handling customer interactions. We construct systems to capture and analyze the performance measures of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues.

•	Implementing systems that assist our clients in identifying their most valuable customers through detailed segmentation of their customer base. This allows our clients to target high-value customers to receive special offers or service levels.

•	Performing detailed financial analysis to calculate the expected return on investment for the implementation of various CRM solutions. This process helps our clients establish goals, alternatives and priorities and assigns client accountability throughout resulting projects.

•	Selecting the appropriate CRM solution for our clients. The implementation of a CRM solution can lead to significant organizational, structural, operational and staffing changes. We assist our clients in determining the steps they need to take in this regard.

•	Implementing the technical aspects of CRM solutions, including the integration of a variety of software applications from third-party vendors and our own software.

In addition, in the years 2003, 2002 and 2001, Managed Services, in the aggregate, accounted for 13%, 8%, and 5%, respectively, of our annual revenue. We also generate revenue from reselling third-party software, as well as from sales of our internally developed Loyalty SuiteTM software which, in total, accounts for less than 10% of our revenue.

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

      For information regarding domestic and foreign revenue, operating income and total assets, see Note Fifteen to the Consolidated Financial Statements of eLoyalty, appearing under Item 8, Part II of this Form 10-K.

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

Seasonality

      We typically experience seasonal revenue and earnings fluctuations globally in the fourth quarter, as the total number of effective billing days is reduced due to holidays and vacations. Additionally, our European operations historically have experienced decreased revenue and earnings in the third quarter because of extended summer vacation periods.

Clients

      During fiscal 2003, our five and twenty largest clients accounted for 57% and 86%, respectively, of our revenue. Three clients each accounted for 10% or more of our total revenue during the year. UnitedHealth Group, AT&T Wireless and Allstate Insurance provided 24%, 11% and 10% of our 2003 revenue, respectively. For fiscal 2003, thirteen clients each accounted for over $1 million of revenue. While our focus, consistent with the nature of our services, is on developing long-term relationships with our clients, the nature of our business is such that our activities with specific clients will fluctuate periodically as individual projects are initiated and progress through their life span. As a result, the percentage of revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods (see Note Two to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K).

Competition

      We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, software vendors, online agencies and firms that provide both consulting and systems integration services including certain of our vendors. In our opinion, few competitors offer the full range of

CRM services that we can provide. We believe that our principal competitors are the “Big 5” consultancies: Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, Bearing Point Consulting and IBM IGS.

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

Employees

      As of December 27, 2003, we employed 277 people. Of the 277 employees, 253 were located in North America, with the balance in Europe. As our business consists primarily of the provision of professional services, it is inherently people intensive. We believe we have a satisfactory relationship with our employees. Our average annualized voluntary turnover of field employees was 15% in 2003. Our employees are not represented by a union. Our Vice Presidents and most European employees have employment agreements generally requiring three months’ notice of termination by us. In addition, the laws and regulations of the foreign countries in which we operate may increase the cost of terminating employees in those countries. We maintain various programs and strategies to retain and recruit employees.

Available Information and Other

      Our principal internet address is www.eloyalty.com. We make available free of charge on our website our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, and any amendments thereto, as well as the Forms 3, 4 and 5 beneficial ownership reports filed with respect to our stock, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. However, the information found on our website is not part of this or any other report filed by us with the SEC.

Item 2.	Properties.

      Our principal physical properties employed in our business consist of our leased office facilities in Lake Forest, Illinois and Austin, TX. Our total employable leased square footage is approximately 30,000. This excludes properties where we remain as the lessee but where the property has been closed as part of cost-reduction efforts and the anticipated costs therefore have been reserved for as part of severance and related costs (see Note Three to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K). We do not own any real estate. We believe that our leased facilities are appropriate for our current and anticipated business requirements.

Item 3.	Legal Proceedings.

      eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at December 27, 2003, there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

      eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to us by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and, as of December 27, 2003, management was not aware of future indemnification payments that it would be obligated to make.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 27, 2003.

Item 4A.     Executive Officers of the Company.

      The following table includes the name, age (as of March 16, 2004), current position and term of office of each of our executive officers.

			Held
Name	Age	Current Position	Since

Kelly D. Conway*	47	President and Chief Executive Officer	1999
Karen Bolton	39	Vice President, Global Accounts	2003
Timothy J. Cunningham	50	Vice President, Chief Financial Officer and Corporate Secretary	1999
Jay A. Istvan	44	Vice President, Strategy and Marketing	2001
Diane K. Lowe	48	Vice President, Global Business Development	2003
Steven C. Pollema	44	Vice President, Delivery and Operations	2001
Robert S. Wert	39	Vice President and General Counsel	2001

*	Member of the Board of Directors

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

      The principal business experience of the executive officers for at least the last five years is as follows:

      Kelly D. Conway has been the President and Chief Executive Officer and a Director of eLoyalty since its incorporation in May 1999. Mr. Conway joined TSC in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995 and became Group President in October 1998. Prior to joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers and held various positions, including President and Chief Executive Officer with Telcom Technologies, a manufacturer of automatic call distribution equipment.

      Karen Bolton has been Vice President, Global Accounts since 2003. Ms. Bolton joined TSC in 1998 as a Vice President of its Australian subsidiary, which became a subsidiary of eLoyalty prior to its spin off from TSC. She relocated to the United States in 2002, becoming a Vice President of eLoyalty.

      Timothy J. Cunningham has served as eLoyalty’s Vice President, Chief Financial Officer and Corporate Secretary since November 1999. From October 1998 until November 1999, he was the Vice President-Finance and Chief Financial Officer of CTS Corporation, a publicly traded electronics and communications company. Mr. Cunningham was Vice President-Finance of the Moore Document Solutions division of Moore Corporation from July 1996 until September 1998.

      Jay A. Istvan has been the Vice President, Strategy and Marketing, of eLoyalty since February 2001. Mr. Istvan was affiliated with The Boston Consulting Group, Inc., a global strategic consulting firm, for more than fourteen years prior to joining eLoyalty, most recently as Midwest Regional Leader of its Healthcare practice from 1997.

      Diane K. Lowe joined eLoyalty in 2002 as Vice President, Demand for the West Region of North America and became Vice President, Global Business Development in 2003. Prior to joining eLoyalty, she was a Vice President of Sales at Nuasis Corporation, a provider of CRM software from 2000 to 2002 and a Regional Vice President of Aspect Communications Corporation, a provider of enterprise customer contact hardware and software solutions from 1988 to 1999.

      Steven C. Pollema has been Vice President, Delivery and Operations of eLoyalty since August 2001, after joining eLoyalty in June 2001 as Senior Vice President, Operations. Prior to joining eLoyalty, Mr. Pollema had been with MarchFirst, Inc. and its predecessor, Whittman-Hart, Inc., since June 1997, most recently as its President from March 2001 to May 2001. Prior to assuming the office of President, Mr. Pollema was Executive Vice President-Global Operations of MarchFirst from October 2000 through March 2001 and Managing Executive — Chicago Office/ Region from October 1998 to October 2000. Prior to July 1997, Mr. Pollema was with Andersen Consulting, LLC, most recently as an Associate Partner.

      Robert S. Wert has been Vice President and General Counsel of eLoyalty since October 2001. He joined eLoyalty in January 2001 as Vice President and Senior Counsel. Prior to joining the Company, Mr. Wert was Associate General Counsel and Assistant Secretary of Katy Industries, Inc., a publicly held, diversified holding company since August 1998. From 1989 to 1998, Mr. Wert was with the Chicago law firm of Holleb & Coff, most recently as a Partner in its Business Department.

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

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock, par value $0.01 per share, is traded on the NASDAQ National Market System under the symbol ELOY. The following table sets forth, for the periods indicated, the quarterly high and low sales prices of the common stock on the NASDAQ National Market.

	High	Low

Fiscal Year 2003
First Quarter	$4.20	$3.28
Second Quarter	3.95	3.15
Third Quarter	3.90	3.30
Fourth Quarter	4.10	3.18
Fiscal Year 2002
First Quarter	$7.06	$5.16
Second Quarter	7.52	5.23
Third Quarter	6.80	3.72
Fourth Quarter	4.65	3.41

      There were approximately 419 owners of record of our common stock as of March 15, 2004.

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

      See Item 12 included in Part III of this Form 10-K for information about securities authorized for issuance under our various compensation plans.

Dividends

      Historically, we have not paid cash dividends on our common stock, and do not expect to do so in the future. However, a total cash dividend of approximately $1.5 million was paid in January and July of 2003 on the Company’s Series B stock, which accrues dividends at the rate of 7% per year, payable semi-annually. A dividend payment of approximately $0.7 million was paid in January 2004 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although such conversions would require us to pay accrued but unpaid dividends at time of conversion. Conversions of Series B stock became permissible at the option of the holder after June 19, 2002.

Item 6.	Selected Financial Data.

      The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of eLoyalty and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 27, 2003, December 28, 2002, December 29, 2001, December 30, 2000 and December 31, 1999 and the balance sheet data as of December 27, 2003, December 28, 2002, December 29, 2001, December 30, 2000 and December 31, 1999, below, are derived from our audited financial statements.

      Certain reclassifications have been made in the financial statements for the years ended 2002, 2001, 2000 and 1999 to conform to the 2003 presentation. In December 2000, we changed our fiscal year from a calendar year to a fiscal year ending on the Saturday closest to the end of December.

      The financial information for periods prior to February 15, 2000 reflects our results of operations and financial position as we operated within TSC, and the financial information for periods subsequent to February 15, 2000 reflects our results of operations and financial position as we operated as a separate, stand-alone, publicly-traded company. The financial information for periods prior to February 15, 2000 may not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone, publicly-traded entity during such periods.

Consolidated Statements of Operations Data

(In thousands, except share and per share data)(1)

	For the Years Ended December

	2003	2002	2001		2000	1999

Revenue(2)	$62,579	$86,698	$146,729		$236,498	$163,180
Operating expenses:
Costs of services(2)(3)(10)	48,667	57,811	113,282		150,691	103,306
Selling, general and administrative (3)(10)	23,718	28,888	58,832		73,411	39,377
Severance and related costs	2,405	9,075	33,444		—	—
Research and development(10)	9	222	5,091		8,821	5,494
Depreciation expense	5,299	5,483	5,683		2,372	1,502
Amortization of intangibles(4)	63	—	—		—	—
Goodwill amortization(5)	—	—	4,808		4,972	4,996
Goodwill impairment(6)	557	—	—		—	—

Total operating expenses	80,718	101,479	221,140		240,267	154,675

Operating (loss) income	(18,139)	(14,781)	(74,411)		(3,769)	8,505
Interest income (expense) and other, net	256	758	1,654		2,921	(408)

(Loss) income before income taxes	(17,883)	(14,023)	(72,757)		(848)	8,097
Income tax provision (benefit)	388	21,381 (7)	(9,096	) (7)	(424)	4,039

Net (loss) income	(18,271)	(35,404)	(63,661)		(424)	4,058
Dividends and accretion related to Series B preferred stock	(1,508)	(5,371)	(3,576)		—	—

Net (loss) income available to common stockholders	$(19,779)	$(40,775)	$(67,237)		$(424)	$4,058

Basic net (loss) income per common share(8)	$(3.48)	$(7.86)	$(13.42)		$(0.09)	$0.98

Diluted net (loss) income per common share (8)(9)	$(3.48)	$(7.86)	$(13.42)		$(0.09)	$0.92

(In millions)
Basic weighted average shares outstanding (8)	5.69	5.19	5.01		4.82	4.14

Diluted weighted average shares outstanding (9)	9.86	9.17	5.16		5.37	4.42

(1)	All share amounts have been adjusted to give effect to the one-for-ten reverse stock split effected by the Company prior to the opening of business on December 19, 2001.

(2)	Fiscal 1999 and 2000 have been adjusted to reflect adoption of Emerging Issues Task Force (“EITF”) 01-14 requiring billable expenses to be classified as revenue.

(3)	Fiscal 1999 and 2000 have been adjusted to reflect the reclassification of other costs of engageable project personnel from Selling, general and administrative to Cost of services.

(4)	In 2003, the Company purchased a license for certain intellectual property.

(5)	Effective January 2002, eLoyalty adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which required that goodwill no longer be amortized.

(6)	The Company completed its annual review of goodwill impairment as of December 27, 2003. The analysis indicated that goodwill associated with our International reporting unit was fully impaired and an adjustment of $0.6 million was recorded in the Consolidated Statement of Operations for the year ended December 27, 2003.

(7)	Includes an income tax expense of $26.7 million and $14.1 million to establish valuation allowances for deferred tax assets in fiscal years 2002 and 2001, respectively.

(8)	In December 1999, eLoyalty issued 4.14 million shares to TSC. For periods prior to February 15, 2000, basic earnings per share has been computed based on the 4.14 million shares and diluted earnings per share has been computed based on the 4.14 million shares plus the estimated dilutive effect of common stock equivalents using the “treasury stock” method. For periods subsequent to February 15, 2000, basic earnings per share has been computed based on actual weighted shares outstanding and diluted earnings per share has been computed based on the actual weighted shares outstanding plus the dilutive effect of common stock equivalents using the “treasury stock” method.

(9)	In periods of a loss, common stock equivalents were not included in the calculation as they are antidilutive.

(10)	Noncash compensation included in individual line items above:

	For the Years Ended December

	2003	2002	2001	2000	1999

Cost of services	$834	$872	$841	$789	$319
Selling, general and administrative	2,101	2,917	2,294	1,337	251
Research and development	—	—	54	81	69

Total noncash compensation	$2,935	$3,789	$3,189	$2,207	$639

Consolidated Balance Sheet Data

(In thousands)

	As of

	December 27,	December 28,		December 29,		December 30,	December 31,
	2003	2002		2001		2000	1999

Total cash	$37,852 (1)	$58,458	(1)	$52,101	(1)	$41,138	$13,462
Working capital(2)	$33,869	$47,859		$59,795		$109,934	$54,927
Total assets	$59,805	$88,827	(3)	$128,218	(3)	$184,618	$96,603
Short-term debt	—	$8,600		$8,600		—	—
Long-term obligations	$1,144	$2,358		$3,390		—	—
Redeemable preferred stock	$21,197	$22,153		$19,499		—	—
Stockholders’ equity	$24,018	$40,303		$77,347		$140,856	$73,615

(1)	Total cash consists of cash and cash equivalents of $36,953, $48,879 and $42,653 and restricted cash of $899, $9,579 and $9,448 as of December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

(2)	Represents current assets less current liabilities.

(3)	Fiscal 2002 and 2001 have been adjusted to reflect the reclassification of Unearned Revenue, for periods prior to 2001 Unearned Revenue amounts were immaterial.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      The following Management’s Discussion and Analysis and other parts of this Form 10-K contain forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other associated factors that might cause such a difference include, without limitation, those noted under “Factors That May Affect Future Results or Market Price of Stock” included elsewhere in Item 7, Part II of this Form 10-K.

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

Background

      eLoyalty is a leading management consulting, systems integration and managed services company focused on optimizing customer interactions. We offer a broad range of customer relationship management (“CRM”) services including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems.

Overview of the Results of Operations and Financial Position

      The following is an overview of our operating results and financial position for the three years ended December 2003, which includes a discussion of significant events, revenue, gross profit margins (revenue less cost of services), expenses and cash flows for those periods.

      As a result of the economic slowdown beginning in 2001 and continuing into 2003, many Global 2000 companies significantly reduced the size and scope of their information technology (“IT”) spending. These spending reductions contributed to the decrease in annual revenue experienced by eLoyalty from $146.7 million in 2001 to $62.6 million in 2003. In addition, an oversupply of IT resources in the consulting sector, in conjunction with a weak economy, shifted the pricing advantage to the buyers of IT services, thereby placing adverse downward pressure on hourly billing rates. Our average hourly consulting billing rate was $164 in the fourth quarter of 2003, which represents a 30% decline over the last three years.

      To help mitigate the effect of these adverse revenue pressures, over the last three years we reduced personnel across all areas of the Company, eliminated various programs, reduced outside services and achieved cost reductions on other services the Company was consuming. The largest component of our operating expenses historically has been employee related costs, such as salary and benefits. In the last three years, we have reduced personnel by 741 employees, to reach 277 employees as of December 27, 2003.

      In the years ended 2003, 2002 and 2001, we recognized charges in the amount of $2.4 million, $9.1 million and $33.4 million, respectively, primarily for severances, facility reductions and related activities. Although we believe that eLoyalty has sized its operations to the level appropriate for its anticipated revenue and business requirements, technology shifts affecting our mix of revenue, as well as unexpected declines in demand for our offerings, may result in future charges related to personnel terminations or facility reductions. See Note Three to our Consolidated Financial Statements included in Part II, Item 8.

      The combination of low utilization of billable personnel, which was adversely impacted by declining demand for our professional consulting services, and lower billing rates has had a negative effect on the gross profit margins of the Company in each of the last three years. The professional consulting portion of our business has historically comprised 80% or more of our total revenue. Total gross profit margins in fiscal 2000 and 1999 averaged 37%, compared to 22% in fiscal 2003.

      In 2003, we experienced annual growth in our Managed Services business of 16% compared to 2002. In 2003, Managed Services comprised 13% of our revenue, earning higher gross profit margins than those being realized in the consulting portion of our business. We believe Managed Services should continue to experience revenue growth, since it is being positively affected by industry trends to outsource technology to third party providers, as well as the growing adoption by Global 2000 companies of new technologies such as Voice-over-Internet-Protocol (“VoIP”).

      In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash (net of debt) of $43.5 million. As of December 27, 2003, total cash (net of debt) was $37.9 million, or a $5.6 million reduction since the end of fiscal 2001. This also represents a $12.0 million reduction since the end of fiscal 2002.

      Due to improved working capital management, evidenced by improving days sales outstanding (“DSO”) by 41 days (from 80 days to 39 days) over the last two years, the Company was able to fund the operating losses, capital expenditures and Series B stock cash dividends out of cash balances as discussed in the previous paragraph.

      In 2003, the Company continued to experience a high level of customer concentration, with one client comprising 24% of 2003 revenue and the top three customers comprising almost 45% of total annual revenue in 2003. In addition, the Company experienced success in acquiring new customers as it added 29 new clients during 2003.

      In 2004, we expect certain of these large clients to reduce their spending compared to their 2003 expenditure levels. Although we are encouraged by the addition of new customers in 2003 and expect to add more new clients in 2004, the initial strength of, and rate of increase in, the spending of new customers is difficult to predict. In addition, although the economy is in an apparent recovery, how that might favorably impact the level of IT spending of the Global 2000 is also difficult to anticipate. Our ability to successfully respond to these uncertainties will depend, in part, on our ability to continue to execute our cost reduction strategy to achieve the benefits of costs reduction activities and maintain a lower cost structure. In addition, where appropriate we intend to continue to evaluate opportunities to increase our revenue base through the addition of personnel with proven abilities to enhance and deliver additional client relationships and to leverage our professional services capabilities with those opportunities. There can be no assurance, however, that we will be able to successfully execute these strategies.

      In 2004, the Company continues to have cash obligations related to severance and related charges recognized in previous periods, an expectation of Series B stock cash dividends, and modest capital expenditure requirements. We believe that our significant cost reductions, in conjunction with an expected improvement in utilization, an anticipated abatement in the decline of billing rates and new clients will move our Company closer to a cash break-even position (i.e. having cash expenses in a quarter equal quarterly revenue) in 2004. However, the uncertainty with respect to the size of spending by new customers and the anticipated reduced spending of certain existing large clients makes it difficult to predict when or if eLoyalty will achieve a cash break-even position. Notwithstanding these uncertainties, we believe that the Company’s significant total cash balances at December 27, 2003, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.

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

      eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involve integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis and periodically performs projects on a fixed-fee basis. For the integration or the building of a system eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other consulting services, we recognize revenue as the service is performed. Revenue from Managed Service contracts are recognized ratably over the contract period as the services are performed. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We recorded income tax valuation allowances in 2002 and 2001 to reduce our US and non-US net deferred tax assets to zero. The valuation allowance for US deferred tax assets was established in 2002, to account for the unpredictability surrounding the timing of realization of our US net deferred tax assets due to uncertain economic conditions. The decision to establish a valuation allowance for the non-US deferred tax assets was made in 2001 following an assessment of the recoverability of these net deferred tax assets in light of then-current estimates of the return of non-US operating units to acceptable, continuing levels of profitability. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on an anticipated return to predictable levels of profitability. In 2003, we continued to record deferred tax assets that are directly offset with an income tax valuation allowance.

      We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2001 through fiscal year end 2003. A substantial portion of the accruals represents contractual severance for identified employees and is not subject to a significant revision. That portion of the accruals relating to office space reductions and office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

Year Ended December 27, 2003 Compared with the Year Ended December 28, 2002

Revenue

      Our revenue decreased $24.1 million, or 28%, to $62.6 million in 2003 from $86.7 million in 2002. Revenue from professional fees decreased $25.3 million, or 33%, to $52.1 million in 2003 from $77.4 million in 2002. The decrease in revenue is primarily due to a weak global economic environment that led to decreased demand for the CRM consulting services provided by us. Revenue from Managed Services increased $1.1 million, or 16%, to $8.2 million in 2003 from $7.1 million in 2002. Managed Services revenue represented 13% and 8% of total revenue for the years ended December 27, 2003 and December 28, 2002, respectively. Revenue from software sales increased $0.1 million, to $2.3 million in 2003 from $2.2 million in 2002. Software sales represented 4% and 3% of total revenue for the years ended December 27, 2003 and December 28, 2002, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of our Loyalty SuiteTM and third-party software was $1.1 million, $0.1 million, $0.1 million, $1.0 million, $0, $1.1 million $0, and $1.1 million, for the fourth quarter of 2003, third quarter of 2003, second quarter of 2003, first quarter of 2003, fourth quarter of 2002, third quarter of 2002, second quarter of 2002, and first quarter of 2002, respectively.

      Revenue from North American operations decreased $21.1 million, or 27%, to $56.5 million in 2003 from $77.6 million in 2002. International operations revenue (which primarily represents revenue from Europe and Australia) decreased $3.0 million, or 33%, to $6.1 million in 2003 from $9.1 million in 2002. As a percentage of consolidated revenue, revenue from International operations remained constant at 10% in 2003 and 2002. The impact of a weak US dollar in 2003, contributed 1% of total revenue, and 15% of revenue from International operations compared to 2002.

      Utilization of billable consulting personnel was 61% and 60% for the years 2003 and 2002, respectively, 61% in the fourth quarter of 2003 and 60% in the fourth quarter of 2002. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $164 in the fourth quarter of 2003 versus $184 in the fourth quarter of 2002. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $155 for the fourth quarter of 2003 and $184 for the fourth quarter of 2002. Our revenue per billable consultant remained constant at $265,000 in the fourth quarter of

2003 and 2002. Incremental software revenue within our overall mix of revenue offsets the impact of lower billing rates in the fourth quarter of 2003.

      Our revenue concentration has remained constant as our top 10 customers accounted for 73% of our revenue in 2003 and 2002. In addition, the top 20 customers accounted for 86% of our revenue in 2003 and 87% of our revenue in 2002. Three clients each accounted for 10% or more of our revenue in 2003. UnitedHealth Group accounted for 24% of our revenue in 2003, 14% of our revenue in 2002 and 13% of our revenue in 2001. AT&T Wireless accounted for 11% of our revenue in 2003, 10% of our revenue in 2002 and 8% of our revenue in 2001. Allstate Insurance Company accounted for 10% of our revenue in 2003, 11% of our revenue in 2002 and 7% of our revenue in 2001. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services. The top five clients in 2003 reduced their demand for our services by approximately $10.6 million compared to the top five clients in 2002. The top five clients in 2003 and 2002 represented approximately 57% and 53% of revenue, respectively. Our revenue is generated primarily from professional services, which is billed principally on a time and materials basis. We have periodically contracted projects on a fixed-fee basis. Revenue is recognized for time and material engagements as services are rendered, primarily utilizing the percentage-of-completion method. As a percentage of total revenue, revenue from professional consulting services was 83% in 2003 compared to 89% in 2002.

Cost of Services

      Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes employee costs for training, travel expenses, laptop computer leases, third-party software and support costs and other expenses of a billable and non-billable nature.

      Cost of services decreased $9.1 million, or 16%, to $48.7 million in 2003 from $57.8 million in 2002. This is due primarily to a 19% decrease in the number of our engageable consultants to 226 as of December 27, 2003 from 279 as of December 28, 2002. Cost of services as a percentage of revenue increased to 78% in 2003 compared to 67% in 2002. This percentage increase was primarily due to the impact of lower effective average hourly billing rates.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectible amounts.

      Selling, general and administrative expenses decreased $5.2 million, or 18%, to $23.7 million in 2003 from $28.9 million in 2002. This decrease was primarily the result of a $2.0 million reduction in spending on outside services such as telecommunications costs and professional fees, as well as a $2.5 million savings due to personnel reductions and $0.7 million savings related to reduced rent and lease costs. The comparable headcounts were 58 at the end of fiscal 2003 and 89 at the end of 2002.

Severance and Related Costs

      In response to the current business environment and decreased demand for IT consulting services, we have undertaken a number of cost reduction activities consisting of personnel reductions in 2003, and personnel reductions, office space reductions and office closures in prior periods. These cost reduction activities have been designed to size our workforce to meet our expected business requirements. As a result of these activities, we recognized a charge of $2.4 million in 2003 and $9.1 million in 2002 reducing our headcount by 67 employees and 107 employees in 2003 and 2002, respectively. We expect substantially all severance and related costs associated with these plans to be paid out by the end of the first quarter of 2004, pursuant to agreements entered into with affected employees. Voluntary and involuntary terminations, net of limited hiring, have reduced our headcount to 277 employees at the end of 2003 from 365 employees at the end of 2002. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007.

      Severance and related costs decreased $6.7 million, or 73%, to $2.4 million in 2003 compared to $9.1 million in 2002. This is the result of fewer involuntary personnel reductions in 2003 versus 2002, as well as an adjustment of $0.3 million primarily related to the favorable resolution of two matters involving former employees, $0.7 million related to favorable changes in estimated sublease rental income from previous office space reductions and $0.1 million of favorable adjustments to previous cost estimates, primarily due to the termination of an equipment lease. Annual savings resulting from the cost reduction actions initiated in 2003 are expected to be approximately $10.7 million and will be realized in 2004. Annual savings resulting from 2002 involuntary personnel reductions were approximately $13.5 million and were realized in 2003.

Research and Development Expenses

      Research and development expenses decreased $0.2 million, or 100%, in 2003 from $0.2 million in 2002. This decrease is primarily due to lower investment in the Loyalty Lab, including headcount reductions. Effectively, we have ceased our investment in research and development activities as a result of continued unfavorable economic conditions.

Depreciation Expense

      Depreciation expense decreased $0.2 million, or 4%, to $5.3 million in 2003 compared to $5.5 million in 2002. The $0.2 million decrease is primarily due to certain assets being fully depreciated in 2003 partially offset by depreciation related to 2003 capital expenditures.

Amortization of Intangibles

      Amortization of intangibles increased $0.1 million to $0.1 million in 2003 compared to $0 in 2002. This increase is due to the amortization of a license, purchased in 2003, for certain intellectual property that will be utilized within our business.

Goodwill Amortization

      Effective January 2002, eLoyalty adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which required that goodwill no longer be amortized. There was no goodwill amortization recorded in 2003 and 2002.

Goodwill Impairment

      Goodwill impairment increased $0.6 million to $0.6 million in 2003 compared to $0 in 2002. Goodwill was reviewed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In conjunction with the annual planning cycle, the Company evaluated the goodwill amounts on the balance sheet for its reporting units. The Company tested the valuation of the goodwill for its North American and International reporting units to determine whether or not these goodwill amounts were impaired under SFAS No. 142. As a result of this evaluation, the Company determined that goodwill relating to a 1996 acquisition in Europe could not continue to be supported by the fair value of the International reporting unit. Accordingly, the Company recognized a goodwill impairment charge of $0.6 million in the fourth quarter of 2003.

Operating Loss

      Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $18.1 million for the year ended December 27, 2003, compared to an operating loss of approximately $14.8 million for the year ended December 28, 2002.

Interest Income (Expense) and Other, net

      Non-operating interest income (expense) and other decreased $0.5 million, or 63%, to $0.3 million in 2003 compared to $0.8 million in 2002. The $0.5 million decrease in non-operating interest income

(expense) and other was due to the sale of an investment security in 2002 and reduced yields for funds classified as cash and restricted cash.

Income Tax Provision (Benefit)

      Income taxes were $0.4 million in 2003 compared to $21.4 million in 2002. Our income tax provision for 2003 consisted of income taxes, city trade taxes and withholding taxes related to cash distributions to the US operating unit, primarily from our German operation.

      During fiscal 2002, eLoyalty established an income tax valuation allowance of $24.6 million related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. As of December 27, 2003, total net deferred tax assets of $53.3 million are fully offset by a valuation allowance. The decision to establish a valuation allowance for the remaining US deferred tax assets and cease recording the benefit of losses incurred by US operating units was made in fiscal 2002 following our normal process of assessing current year results and forecasting financial performance for the next fiscal year and beyond. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our net deferred tax assets, has grown to the point where generally accepted accounting principles (GAAP) required that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

      We reported a net loss available to common stockholders of $19.8 million for 2003 as compared with a net loss available to common stockholders of $40.8 million in 2002. We reported a net loss of $3.48 per share on a basic and diluted basis in 2003 compared to a net loss of $7.86 per share on a basic and diluted basis in 2002. The losses in 2003 and 2002 are primarily attributable to continued declines in our business, the charges for severance and related costs and factors associated with the establishment of a US income tax valuation allowance beginning in the fourth quarter of 2002.

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

Goodwill Amortization

      Effective January 2002, eLoyalty adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which required that goodwill no longer be amortized. Goodwill amortization expense decreased to zero in 2002 compared to $4.8 million in 2001. Goodwill amortization was primarily attributable to the acquisition of The Bentley Group in 1997.

Operating Loss

      Operating loss decreased to $14.8 million for the year ended December 28, 2002, compared to an operating loss of $74.4 million for the year ended December 29, 2001.

Interest Income (Expense) and Other, net

      We recognized non-operating interest income (expense) and other of $0.8 million in 2002 compared to $1.7 million in 2001. The $0.9 million decrease in non-operating interest income (expense) and other was primarily due to reduced yields for funds classified as cash and restricted cash.

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

Net Loss Available to Common Stockholders

      We reported a net loss available to common stockholders of $40.8 million for 2002 as compared with a net loss available to common stockholders of $67.2 million in 2001. Our net loss is $0.7 million more than reported in our January 30, 2003 press release regarding fiscal 2002 financial results, due to an unexpected judgment rendered on February 14, 2003 for a non-US pending civil litigation matter. This expense was included in Severance and Related Costs. We reported a net loss of $7.86 per share on a basic and diluted basis in 2002 compared to a net loss of $13.42 per share on a basic and diluted basis in 2001. The losses in 2002 and 2001 are primarily attributable to significant declines in our business and the charges for severance and related costs and the establishment of a US and non-US income tax valuation allowance.

Liquidity and Capital Resources

Introduction

      Our principal capital requirements are to fund working capital needs, capital expenditures, payment of Series B stock dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At December 27, 2003, we had cash and cash equivalents of approximately $37.0 million and restricted cash of approximately $0.9 million. Our cash and cash equivalents position decreased $11.9 million, or 24%, to $37.0 million as of December 27, 2003 compared to $48.9 million at December 28, 2002. Restricted cash represents cash as security for our letters of credit. Restricted cash decreased $8.7 million, to $0.9 million as of December 27, 2003 compared to $9.6 million at December 28, 2002. The $8.7 million decrease in restricted cash is primarily due to the repayment of $8.6 million of debt related to our credit line.

Cash Flow from Operations

      Operating activities’ net use of cash was approximately $9.6 million during 2003 compared to a source of cash of $10.4 million during 2002. Net cash outflows from operating losses, annual corporate insurance payments, prepaid software maintenance contracts, and payments with respect to severance and related costs contributed to the reduction. During 2002 cash flows benefited from $7.1 million of income tax refunds. Days sales outstanding of 39 days at December 27, 2003 represented an improvement of 12 days compared to 51 days at December 28, 2002, and accordingly, positively affected cash flow by an estimated amount of $4.1 million. At December 27, 2003, there remained $3.6 million of unpaid severance and related costs (see Note Three to the Consolidated Financial Statements included in Part II, Item 8).

Cash Flow from Investing Activities

      Cash flows used in investing activities consisted of capital expenditures and other of $1.2 million during 2003, as compared to capital expenditures of $2.3 million during 2002. The 2003 spending primarily related to an investment of $0.9 million in IT infrastructure and our Managed Services business, as well as a $0.3 million license payment for certain intellectual property that will be utilized within our business. Spending in 2002 was related to investment in IT infrastructure and our Managed Services business. We expect our capital expenditures for 2004 to be less than $1.0 million.

Cash Flow from Financing Activities

      Cash flows used in financing activities increased $0.6 million to $1.5 million of use in 2003 from $0.9 million of use in 2002. The $1.5 million of cash used in 2003 is attributable to cash dividends of $1.5 million paid in January and July of 2003 on the Series B stock. It also reflects aggregate borrowings of $25.8 million under our credit line plus the required deposit of $8.6 million of cash security for the credit line, offset by aggregate payments of $34.4 million. The $0.9 million of cash used in 2002 is attributable to the increase in restricted cash, offset by the freezing of the employee stock purchase plan in 2002, and cash dividends of $0.9 million paid in July 2002 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity

      Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $37.0 million and $48.9 million as of December 27, 2003 and December 28, 2002, respectively. In addition, our restricted cash of $0.9 million at December 27, 2003 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies.

Bank Facility

      The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). Effective December 23, 2003, the maximum principal amount of the secured line of credit under the agreement decreased from $15 million to $2 million through December 31, 2004 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings at December 27, 2003 under the Facility compared to $8.6 million at December 28, 2002, respectively. Available credit under the Facility has been reduced by $0.9 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. In 2003, the average annual interest rate was 2.0% compared to 2.1% at December 28, 2002. Interest expense was $0.1 million and $0.2 million for the years ended December 27, 2003 and December 28, 2002, respectively.

Customer Concentration

      At December 27, 2003 we had four customers each accounting for 10% or more of our total net receivables. Maersk, Inc., accounted for 20%, Allstate Insurance Company accounted for 15%, Vodafone Ireland Limited accounted for 11% and UnitedHealth Group accounted for 10%, respectively of our total net accounts receivable. Of these amounts, we have collected approximately 100% from Maersk, Inc., 90% from Allstate Insurance Company, 100% from Vodafone Ireland Limited and 100% from UnitedHealth Group, respectively. Of our total gross accounts receivable, we have collected 84% subsequent to December 27, 2003. With a higher percentage of our revenue dependent on fewer customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Summary

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

Contractual Obligations

      Our remaining required payment obligations under lease and certain other commitments are shown in the following table:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Letters of credit	$899	$899	$0	$0	$0
Operating leases	$2,872	$1,946	$926	$0	$0
Severance and related costs	$4,152	$2,547	$1,190	$415	$0
Purchase obligations	$5,103	$5,103	$0	$0	$0

Letters of Credit

      Includes standby letters of credit issued as collateral for operational leases.

Operating Leases

      Includes leases entered into by the Company for technology and office equipment as well as office space. The amounts listed have not been reduced by minimum sublease rentals of $86 and $51 due in the future for years 2004 and 2005, respectively, under non-cancelable subleases.

Severance and Related Costs

      Payments the Company will make in future periods for severance and other related costs due to cost reduction activities in 2003 and prior years. The amounts listed have not been reduced by minimum sublease rentals of $174, $167, $167 and $125 due in the future for years 2004, 2005, 2006 and 2007, respectively, under non-cancelable subleases.

Purchase Obligations

      Purchase obligations reflect the costs of goods or services eLoyalty had received prior to December 27, 2003, but had not tendered payment. Purchase orders for third-party support costs associated with managed services support agreements are also included.

Recent Accounting Pronouncements

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which rescinded those portions of SAB No. 101, “Revenue Recognition in Financial Statements,” that had been addressed by EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The issuance of SAB No. 104 did not impact eLoyalty’s revenue recognition policies.

      In 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

      In January 2003, the Company adopted Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation did not have a material impact on our financial position or results of operations.

      During 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This new interpretation requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. In December 2003, the FASB issued Interpretation 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Fin 46R is effective at the end of the first interim period ending after March 15, 2004. We have reviewed the provisions of FIN 46R and do not anticipate the adoption of FIN 46R to have a material impact on our future financial position or results of operations.

      In fiscal 2003, the Company adopted EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF No. 00-21 in fiscal 2003 had the effect of delaying the recognition of revenue for two customers in 2003. These deferrals did not materially impact the results of our operations for the applicable periods. The provisions of EITF 00-21 may impact revenue in future years depending on the nature of the deliverables provided to customers and the Company’s ability to determine the fair value of each element in the transaction.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously issued guidance, could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 was generally effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

Factors That May Affect Future Results or Market Price of Stock

      Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-K include the following:

•	uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	management of the risks associated with increasingly complex client projects in general as well as new services offerings, including risks relating to the variability and predictability of the number, size, scope, cost and duration of, and revenue from, client engagements, unanticipated cancellations or deferrals of client projects or follow-on phases of engagements in process, collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

•	management of growth, expansion into new geographic and market areas and development and introduction of new service offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including firms with both significantly greater financial and technical resources than eLoyalty and new entrants;

•	the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	our ability to execute our strategy of reducing costs, achieving the benefits of costs reduction activities and maintaining a lower cost structure;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	the overall demand for CRM services and software and information technology consulting services generally; and

•	the uncertain scope of the current economic recovery and its impact on our business, as well as the impact of other future general business, capital market and economic conditions and volatility.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

      We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the years ended December 27, 2003 and December 28, 2002, 14% and 15%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

      We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. This interest rate risk will not have a material impact on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page

Financial Statements:
Report of Independent Auditors	25
Consolidated Balance Sheets — December 27, 2003 and December 28, 2002	26
Consolidated Statements of Operations — for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	27
Consolidated Statements of Cash Flows — for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	28
Consolidated Statements of Changes in Stockholders’ Equity (Accumulated Deficit) and Comprehensive Loss — for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	29
Notes to Consolidated Financial Statements	30

Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts — for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	51

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and the Stockholders of eLoyalty Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of eLoyalty Corporation and its subsidiaries (the “Company”) at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the periods ended December 27, 2003, December 28, 2002 and December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note Two to the consolidated financial statements, the Company changed its method of accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 9, 2004

eLOYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 27,	December 28,
	2003	2002

ASSETS:
Current Assets:
Cash and cash equivalents	$36,953	$48,879
Restricted cash	899	9,579
Receivables, net	7,631	11,467
Prepaid expenses	1,430	1,180
Refundable income taxes	101	300
Other current assets	301	467

Total current assets	47,315	71,872
Equipment and leasehold improvements, net	9,388	13,859
Goodwill, net	1,671	2,135
Intangibles, net	262	—
Long-term receivables and other	1,169	961

Total assets	$59,805	$88,827

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$8,600
Accounts payable	2,852	1,668
Accrued compensation and related costs	4,580	5,902
Unearned revenue	1,226	1,024
Other current liabilities	4,788	6,819

Total current liabilities	13,446	24,013

Long-term liabilities	1,144	2,358
Commitments and contingencies (Note 17)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,156,221 and 4,343,627 shares issued and outstanding with a liquidation preference of $21,922 and $22,915 at December 27, 2003 and December 28, 2002, respectively	21,197	22,153
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,919,599 and 6,752,398 shares issued and outstanding, respectively	69	67
Additional paid-in capital	149,140	150,761
Accumulated deficit	(115,165)	(96,894)
Accumulated other comprehensive loss	(3,832)	(4,151)
Unearned compensation	(6,194)	(9,480)

Total stockholders’ equity	24,018	40,303

Total liabilities and stockholders’ equity	$59,805	$88,827

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December

	2003	2002	2001

Revenue	$62,579	$86,698	$146,729
Operating Expenses:
Cost of services	48,667	57,811	113,282
Selling, general and administrative	23,718	28,888	58,832
Severance and related costs	2,405	9,075	33,444
Research and development	9	222	5,091
Depreciation expense	5,299	5,483	5,683
Amortization of intangibles	63	—	—
Goodwill amortization	—	—	4,808
Goodwill impairment	557	—	—

Total operating expenses	80,718	101,479	221,140

Operating loss	(18,139)	(14,781)	(74,411)
Interest income (expense) and other, net	256	758	1,654

Loss before income taxes	(17,883)	(14,023)	(72,757)
Income tax provision (benefit)	388	21,381	(9,096)

Net loss	(18,271)	(35,404)	(63,661)
Dividends and accretion related to Series B preferred stock	(1,508)	(5,371)	(3,576)

Net loss available to common stockholders	$(19,779)	$(40,775)	$(67,237)

Basic net loss per common share	$(3.48)	$(7.86)	$(13.42)

Diluted net loss per common share	$(3.48)	$(7.86)	$(13.42)

Shares used to calculate basic net loss per share	5,689	5,190	5,011

Shares used to calculate diluted net loss per share	5,689	5,190	5,011

Noncash compensation included in individual line items above:
Cost of services	$834	$872	$841
Selling, general and administrative	2,101	2,917	2,294
Research and development	—	—	54

Total noncash compensation	$2,935	$3,789	$3,189

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December

	2003	2002	2001

Cash Flows from Operating Activities:
Net loss	$(18,271)	$(35,404)	$(63,661)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and noncash compensation	8,297	9,273	13,680
Goodwill impairment	557	—	—
Provision for uncollectible amounts	—	(400)	4,512
Noncash severance and related costs	—	856	14,436
Deferred income taxes	—	22,510	(3,545)
Changes in assets and liabilities:
Receivables	4,117	12,856	47,468
Refundable income taxes	199	7,114	—
Other current assets	(335)	43	(4,273)
Accounts payable	1,147	(401)	(4,688)
Accrued compensation and related costs	(1,849)	(2,881)	(13,318)
Other liabilities	(3,457)	(2,604)	(1,417)
Deferred compensation	—	—	(9,897)
Sales of securities related to deferred compensation program	—	—	9,902
Long-term receivables and other	31	(550)	2,125

Net cash (used in) provided by operating activities	(9,564)	10,412	(8,676)

Cash Flows from Investing Activities:
Capital expenditures and other	(1,209)	(2,266)	(8,542)

Net cash used in investing activities	(1,209)	(2,266)	(8,542)

Cash Flows from Financing Activities:
Proceeds from issuance of redeemable Series B convertible preferred stock, net	—	—	19,988
Proceeds from revolving credit agreement	25,800	—	17,600
Repayments on revolving credit agreement	(34,400)	—	(9,000)
Required deposit on revolving credit agreement	8,680	(131)	(9,448)
Payments of Series B dividends	(1,543)	(888)	—
Proceeds from stock compensation plans	—	89	1,130

Net cash (used in) provided by financing activities	(1,463)	(930)	20,270

Effect of exchange rate changes on cash and cash equivalents	310	(990)	(1,537)

(Decrease) increase in cash and cash equivalents	(11,926)	6,226	1,515
Cash and cash equivalents, beginning of period	48,879	42,653	41,138

Cash and cash equivalents, end of period	$36,953	$48,879	$42,653

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$(88)	$(210)	$(293)
Cash refunded (paid) for income taxes, net	$227	$6,820	$2,054

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(ACCUMULATED DEFICIT) AND COMPREHENSIVE LOSS
(In thousands, except share data)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other		Total
			Paid-in	(Accumulated	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Compensation	Equity

Balance, December 30, 2000	49,925,702	$499	$144,860	$2,171	$(1,970)	$(4,704)	$140,856

Net loss				(63,661)			(63,661)
Foreign currency translation					(2,571)		(2,571)

Comprehensive loss							(66,232)
Issuance of common stock for stock option awards and ESPP	638,785	6	1,124				1,130
Issuance of restricted and installment common stock pursuant to cancellation of certain stock options through an exchange	4,831,656	48	2,932			(2,980)	—
Issuance of restricted common stock	1,315,000	13	2,257			(2,270)	—
Amortization/forfeitures of unearned compensation	(414,829)	(4)	(2,047)			3,205	1,154
Accretion of preferred stock issuance costs			(3,281)				(3,281)
Preferred stock beneficial conversion feature			4,015				4,015
Accretion of beneficial conversion feature			(245)				(245)
Preferred stock dividend			(50)				(50)
Reverse 1:10 stock split	(50,667,096)	(506)	506				—

Balance, December 29, 2001	5,629,218	$56	$150,071	$(61,490)	$(4,541)	$(6,749)	$77,347

Net loss				(35,404)			(35,404)
Foreign currency translation					390		390

Comprehensive loss							(35,014)
Issuance of common stock for stock option awards and ESPP	20,455		91				91
Issuance of restricted common stock	1,208,470	12	7,604			(7,616)	—
Amortization/forfeitures of unearned compensation	(324,490)	(3)	(2,748)			4,885	2,134
Accretion of beneficial conversion feature			(3,769)				(3,769)
Series B conversions	218,745	2	1,114				1,116
Preferred stock dividend			(1,602)				(1,602)

Balance, December 28, 2002	6,752,398	$67	$150,761	$(96,894)	$(4,151)	$(9,480)	$40,303

Net loss				(18,271)			(18,271)
Foreign currency translation					319		319

Comprehensive loss							(17,952)
Issuance of restricted common stock	348,656	4	1,268			(1,272)	—
Amortization/forfeitures of unearned compensation	(368,861)	(4)	(2,334)			4,558	2,220
Series B conversions	187,406	2	953				955
Preferred stock dividend			(1,508)				(1,508)

Balance, December 27, 2003	6,919,599	$69	$149,140	$(115,165)	$(3,832)	$(6,194)	$24,018

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

Note Two — Summary of Significant Accounting Policies

      Fiscal Year-End — eLoyalty’s fiscal years end with the Saturday closest to the end of December. The fiscal year-ends for 2003, 2002 and 2001 are December 27, December 28 and December 29, respectively.

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

      eLoyalty provides professional services primarily on a time and materials basis and periodically on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other consulting services, revenue is recognized as the service is performed.

      Revenue from Managed Service contracts is recognized ratably over the contract period as the services are performed.

      Revenue from the resale of third party software and in certain circumstances from the licensing of proprietary software is recognized upon delivery provided the Company has no further obligations to install or modify the software.

      Contracts containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each separate element, as described above. Fair value is determined based on the prices charged when each element is sold separately.

      eLoyalty uses subcontractors to supplement its resources on client engagements. Revenue generated through subcontractors is recognized as the service is performed, and the related subcontractor costs are included in cost of services.

      Losses on engagements, if any, are recognized when they are probable and estimable.

      Payments received for managed services contracts in excess of the amount of revenue recognized for these contracts are recorded in Unearned Revenue until revenue recognition criteria are met.

      In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, we record out-of-pocket expenses as revenue in the statements of operations. Out-of-pocket expenses included in revenue for the years ended 2003, 2002 and 2001 were $3,802, $7,899, and $15,533, respectively.

      Reclassifications — Certain amounts reported in previous years have been reclassified to conform to the fiscal 2003 presentation. These reclassifications had no impact on net loss or stockholders’ equity.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cost of Services — Cost of services consist primarily of salaries, incentive compensation, billable and non-billable expenses, employee benefits for eLoyalty personnel available for client assignments, third-party software and support costs, and fees paid to subcontractors for work performed on client projects.

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

      Goodwill — eLoyalty adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and no longer amortizes goodwill. Prior to 2002, goodwill was amortized over five years. Goodwill is tested for impairment annually. The impairment test consists of a comparison of the implied fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds the implied fair value of that reporting unit an impairment loss of goodwill will be recognized in an amount equal to that excess.

      As a result of the annual review of goodwill impairment as of December 27, 2003, the Company determined that goodwill relating to a 1996 acquisition in Europe could not continue to be supported by the fair value of the International reporting unit. Accordingly, the Company recognized a goodwill impairment charge of $557 in the fourth quarter of 2003. No impairment was noted for the year ended December 28, 2002.

      Changes in the carrying value of goodwill for the year ended December 27, 2003 are as follows:

	North
	America	International	Total

Goodwill balance as of December 28, 2002	$1,671	$464	$2,135
Goodwill impairment	—	(557)	(557)
Effect of exchange rate fluctuations	—	93	93

Goodwill balance as of December 27, 2003	$1,671	$—	$1,671

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the net loss and the basic and diluted net loss per common share between the amounts reported by eLoyalty and the adjusted amounts reflecting the new accounting requirements related to goodwill amortization for the periods presented.

	For the Years Ended

	2003	2002	2001

Net loss as reported	$(18,271)	$(35,404)	$(63,661)
Add back goodwill amortization, net of tax	—	—	3,186

Net loss as adjusted	(18,271)	(35,404)	(60,475)
Series B preferred stock dividends and accretion	(1,508)	(5,371)	(3,576)

Net loss available to common stockholders as adjusted	$(19,779)	$(40,775)	$(64,051)

Basic net loss per common share as reported	$(3.48)	$(7.86)	$(13.42)
Add back goodwill amortization, net of tax	—	—	0.64

Basic net loss per common share as adjusted	$(3.48)	$(7.86)	$(12.78)

Diluted net loss per common share as reported	$(3.48)	$(7.86)	$(13.42)
Add back goodwill amortization, net of tax	—	—	0.64

Diluted net loss per common share as adjusted	$(3.48)	$(7.86)	$(12.78)

      Intangible Assets — Intangible assets reflect the 2003 purchase of a license for certain intellectual property. This intangible asset will be amortized over 37 months. Unamortized intangible assets as of December 27, 2003 were $262. eLoyalty did not have any intangible assets as of December 28, 2002. Accumulated amortization of intangible assets as of December 27, 2003 was $63. Amortization expense will be $105, $105, $52, $0 and $0 for the years ended 2004, 2005, 2006, 2007 and 2008, respectively.

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

      Stockholders’ Equity — Stockholders’ equity includes common stock issued, additional paid-in capital, retained earnings (deficit), accumulated other comprehensive loss related to foreign currency translation and unearned compensation related to stock-based compensation. The 4.3 million shares of Series B stock are not classified as permanent equity in the accompanying balance sheets as the preferred stockholders have the ability to initiate a redemption that is considered outside eLoyalty’s control.

      Earnings (Loss) Per Common Share — eLoyalty calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per common share has been computed by dividing the net loss available to common stockholders for each period presented by the weighted average shares outstanding. Diluted loss per common share has been computed by dividing the net loss available to common stockholders by the weighted average shares outstanding plus the dilutive effect of common stock equivalents, which consist of convertible preferred stock, restricted stock awards and options, using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of common stock equivalents was not included in the diluted loss per share calculation as it was antidilutive.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign Currency Translation — The functional currencies for eLoyalty’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to US dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in interest income (expense) and other within the consolidated statements of operations.

      Fair Value of Financial Instruments — The carrying values of current assets and liabilities approximated their fair values as of December 27, 2003 and December 28, 2002.

      Concentration of Credit Risk — Financial instruments that potentially subject eLoyalty to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located primarily in the US and are denominated in US dollars. For the year ended December 27, 2003, eLoyalty had three clients each accounting for 10% or more of total revenue. These customers were UnitedHealth Group at 24%, AT&T Wireless at 11% and Allstate Insurance at 10%. For the year ended December 28, 2002, eLoyalty had four clients each accounting for 10% or more of total revenue. These customers were UnitedHealth Group at 14%, Eli Lilly at 12%, Allstate Insurance at 11%, and AT&T Wireless at 10%. For the year ended December 29, 2001, eLoyalty had two clients, each accounting for 13% of total revenue: Agilent Technologies and UnitedHealth Group. At December 27, 2003 we had four customers each accounting for 10% or more of total net receivables. Maersk Inc., Allstate Insurance, Vodafone Ireland Limited, and UnitedHealth Group accounted for 20%, 15%, 11% and 10%, respectively, of total net accounts receivable.

      Stock-Based Compensation — eLoyalty accounts for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company’s stock at the date of grant over the amount that must be paid to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25 and amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” defines a fair value-based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value-based method described in APB No. 25. See Note Thirteen for more information on the Company’s stock-based compensation.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation related to stock options. No compensation costs have been recognized for the stock

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option plans. Compensation costs were recognized for restricted and installment awards as expense in the Consolidated Statement of Operations.

	For the Years Ended

	2003	2002	2001

Net loss available to common stockholders as reported	$(19,779)	$(40,775)	$(67,237)
Stock-based compensation expense related to options determined under the fair value method, net of related tax effects	(10,678)	(6,688)	(6,391)

Pro forma	$(30,457)	$(47,463)	$(73,628)

Basic net loss per share:
As reported	$(3.48)	$(7.86)	$(13.42)

Pro forma	$(5.35)	$(9.15)	$(14.69)

Diluted net loss per share:
As reported	$(3.48)	$(7.86)	$(13.42)

Pro forma	$(5.35)	$(9.15)	$(14.69)

      Assumptions used for valuation of option grants calculated in accordance with SFAS No. 148 are as follows:

	For the Years Ended

	2003	2002	2001

Expected volatility	120%-129%	132%-155%	50%
Risk-free interest rates	1.1%-3.1%	2.7%-4.7%	3.6%-5.0%
Expected lives	5.0 years	5.0 years	4.5 years
Dividends	—	—	—

      Income Taxes — eLoyalty uses an asset and liability approach, as required under SFAS No. 109, for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards. eLoyalty does not provide US deferred income taxes on earnings of US or foreign subsidiaries which are expected to be indefinitely reinvested.

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

      New Accounting Standards — In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which rescinded those portions of SAB No. 101, “Revenue Recognition in Financial Statements,” that had been addressed by EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The issuance of SAB No. 104 did not impact eLoyalty’s revenue recognition policies.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

      In January 2003, the Company adopted Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation did not have a material impact on our financial position or results of operations.

      During 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This new interpretation requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. In December 2003, FASB issued Interpretation 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Fin 46R is effective at the end of the first interim period ending after March 15, 2004. We have reviewed the provisions of FIN 46R and do not anticipate the adoption of FIN 46R to have a material impact on our future financial position or results of operations.

      In fiscal 2003, the Company adopted EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF No. 00-21 in fiscal 2003 had the effect of delaying the recognition of revenue for two customers in 2003. These deferrals did not materially impact the results of our operations for the applicable periods. The provisions of EITF 00-21 may impact revenue in future years depending on the nature of the deliverables provided to customers and the Company’s ability to determine the fair value of each element in the transaction.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously issued guidance, could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 was generally effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

Note Three — Severance and Related Costs

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

      In response to the business environment and decreased demand for IT consulting services, eLoyalty initiated a number of cost reduction activities consisting of personnel reductions in 2003, and personnel

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions, office space reductions and office closures in prior periods. These cost reduction activities were designed to size the workforce to meet eLoyalty’s expected business requirements. During 2003, 2002 and 2001, eLoyalty recognized pre-tax charges (including adjustments) of $2,405, $9,075 and $33,444, respectively. Severance and related costs for fiscal 2003 include $3,561 for employee severance and related costs associated with the elimination of 67 positions, in both North America and International segments. Total 2003 adjustments of $1,156 consisted of $347 primarily related to the favorable resolution of two matters involving former employees, $699 related to changes in estimated sublease rental income from previous office space reductions, and $110 of favorable adjustments to previous cost estimates, primarily due to the termination of an equipment lease. The $9,075 charge for fiscal 2002 included $5,486 of employee severance and related costs for the elimination of 107 positions, in both North America and International segments, and $3,589 of related office space reductions and office closures. The $33,444 charge for fiscal 2001 related to $20,218 of employee severance and related costs resulting from the elimination of 475 positions, in both North America and International segments, and $13,226 of related costs associated with office space reductions and closures.

      During the year ended December 27, 2003, eLoyalty made cash payments of $6,128 related to cost reduction actions initiated in 2003 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2004 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through 2004.

      The severance and related costs and their utilization for the year ended December 27, 2003 are as follows:

	Reserve				Reserve
	Balance				Balance
	12-28-02	Charges	Adjustments	Payments	12-27-03

Employee severance	$2,158	$3,561	$(347)	$(3,716)	$1,656
Facilities	4,095	—	(699)	(1,533)	1,863
Other	1,105	—	(110)	(879)	116

Total	$7,358	$3,561	$(1,156)	$(6,128)	$3,635

      Of the $3,635 that remained reserved as of December 27, 2003, $1,144 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $1,656 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $835 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $674 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.

Note Four — Related Party Transactions

      In the past, eLoyalty periodically provided employee loans as part of employment agreements. These loans have interest rates ranging from 2.5% to 5.2%. The loans were generally forgiven over one to three years at various rates, depending on the value of the loan and the terms of the employment agreement, based on continued employment with eLoyalty. The unforgiven loan balances and related accrued interest are due and payable in full if an employee terminates employment before the end of the loan term. No employee loans were created in 2003. The total value of outstanding employee loans, including certain loans to officers, were $0 and $300, as of December 27, 2003 and December 28, 2002, respectively. The loan balances are classified as “Other current assets.”

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Five — Receivables, Net

      Receivables consist of the following:

	As of December

	2003	2002

Amounts billed to clients	$8,938	$12,799
Unbilled revenue	186	258

	9,124	13,057
Reserve for uncollectible amounts	(1,493)	(1,590)

Receivables, net	$7,631	$11,467

      Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 27, 2003 and December 28, 2002 consists of amounts due from customers to be collected within one year of the balance sheet date.

Note Six — Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following:

	As of December

	2003	2002

Computers and software	$22,987	$23,510
Furniture and equipment	2,333	2,738
Leasehold improvements	1,322	1,430

	26,642	27,678
Accumulated depreciation and amortization	(17,254)	(13,819)

Equipment and leasehold improvements, net	$9,388	$13,859

      Depreciation expense was $5,299, $5,483, and $5,683 for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively. Depreciation expense includes depreciation for capitalized software of $3,633, $3,395, and $2,940 for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

Note Seven — Income Taxes

      Income (loss) before income taxes consisted of the following:

	For the Years Ended

	2003	2002	2001

United States	$(11,997)	$3,008	$(50,203)
Foreign	(5,886)	(17,031)	(22,554)

Total	$(17,883)	$(14,023)	$(72,757)

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision (benefit) consists of the following:

	For the Years Ended

	2003	2002	2001

Current:
Federal	$—	$—	$(5,465)
State	(35)	60	(208)
Foreign	423	(389)	122

Total current	388	(329)	(5,551)

Deferred:
Federal	—	19,815	(12,709)
State	—	2,814	(1,633)
Foreign	—	(919)	10,797

Total deferred	—	21,710	(3,545)

Income tax provision (benefit)	$388	$21,381	$(9,096)

      Total income tax provision (benefit) differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Years Ended

	2003	2002	2001

Federal tax benefit, at statutory rate	$(6,259)	$(4,908)	$(25,465)
State tax (benefit) provision, net of federal benefit	(495)	(270)	(2,510)
Effect of foreign tax rate differences	(5,507)	—	96
Nondeductible expenses	80	88	202
Nondeductible goodwill	—	—	263
Other	8	(222)	1,527
Non US rate changes	—	—	1,290
Non US NOL Adjustments	—	—	1,421
Valuation allowance	12,561	26,693	14,080

Income tax provision (benefit)	$388	$21,381	$(9,096)

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities were comprised of the following:

	As of December

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$49,117	$33,845
Equity losses of unconsolidated investee	—	400
Receivable allowances	597	636
Other accruals	656	959
Depreciation and amortization	1,657	2,077
Non-deductible reserves	994	2,300
Tax credit carry forwards	594	594
Valuation allowance	(53,334)	(40,773)

Total deferred tax assets	281	38

Deferred tax liabilities:
Prepaid expenses	(281)	(38)

Total deferred tax liabilities	(281)	(38)

Net deferred tax asset	$—	$—

      During fiscal 2002, eLoyalty established a valuation allowance related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. The decision to establish a valuation allowance for the remaining US deferred tax assets was made by assessing financial results and forecasting financial performance for future fiscal years. The return of the global economy to levels previously experienced, and specifically client investments in IT infrastructure and consulting services, has been delayed even beyond that which was anticipated. The level of uncertainty in predicting when eLoyalty will return to acceptable levels of profitability sufficient to utilize its US net operating loss carryforwards (NOLs) and realize its net deferred tax assets requires a full valuation allowance. Accordingly, as of December 27, 2003, total net deferred tax assets of $53,334 are fully offset by a valuation allowance. There is a valuation allowance of $48,844 relating to the US NOLs and net deferred tax assets. The Company’s US Federal NOLs expire beginning 2021.

      During 2001, eLoyalty established a valuation allowance against the benefit of certain non-US operating unit tax losses previously recognized and ceased recognizing the benefit of losses incurred by these operating units. This decision was made following a company-wide review of expected financial results by geography under various alternative scenarios and the related assessments of recoverability of these net deferred tax assets in light of the period over which they arose and the predictability of a near-term return of non-US operating units to acceptable, continuing levels of profitability. As of December 27, 2003, eLoyalty had a valuation allowance of $4,490 relating to these non-US operating unit tax losses. The Company’s non-US NOLs are subject to various expiration dates beginning in 2005.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note Eight — Other Current Liabilities

      Other current liabilities totaled $4,788 and $6,819 as of December 27, 2003 and December 28, 2002, respectively. Other current liabilities consisted of the following:

	As of December

	2003	2002

Income and other taxes	$1,360	$631
Severance and related costs	835	2,837
Series B stock dividend payable	726	762
Other	1,867	2,589

Total	$4,788	$6,819

Note Nine — Line of Credit

      The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). Effective December 23, 2003, the maximum principal amount of the secured line of credit under the agreement decreased from $15,000 to $2,000 through December 31, 2004 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings at December 27, 2003 under the Facility compared to $8,600 at December 28, 2002. Available credit under the Facility has been reduced by $900 related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. In 2003 the average annual interest rate was 2.0% compared to 2.1% at December 28, 2002. Interest expense was $70 and $229 for the years ended December 27, 2003 and December 28, 2002, respectively.

Note Ten — Executive Deferred Compensation Plan

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eleven — Employee Benefit Plans

      eLoyalty Corporation 401(k) Plan — eLoyalty US employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 20% of their eligible compensation and up to 100% of their bonus compensation, subject to Internal Revenue Service statutory limits. For the years ended December 27, 2003 and December 28, 2002, a non-discretionary matching contribution was made at the rate of 50% of the amount that a Plan participant contributed to the Plan during the year, up to 6% of the participants’ qualifying compensation with a maximum match of 3% of eligible earnings. eLoyalty recognized expenses related to the 401(k) Plan of $811, $926 and $540 for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. In addition, the Company funds non-US contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for the periods presented.

      eLoyalty Employee Stock Purchase Plan — eLoyalty froze its Employee Stock Purchase Plan effective March 31, 2002. The Company retains the ability to reactivate this plan in the future. The Stock Purchase Plan purchased 20,455 shares of eLoyalty common stock for the year ended December 28, 2002. The Stock Purchase Plan permitted eligible employees to purchase an aggregate of 125,000 shares of eLoyalty’s common stock.

Note Twelve — Redeemable Convertible Preferred Stock and Capital Stock

      eLoyalty’s authorized capital stock consists of (i) 50,000,000 shares of common stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share. eLoyalty has 6,919,599 and 6,752,398 shares of its common stock issued and outstanding as of December 27, 2003 and December 28, 2002, respectively. eLoyalty has designated 5,000,000 shares of its preferred stock as its redeemable 7% Series B Convertible Preferred Stock (the “Series B stock”), of which 4,156,221 and 4,343,627 shares are issued and outstanding as of December 27, 2003 and December 28, 2002, respectively. Except where otherwise specifically indicated, all share and price amounts in this Note Twelve give effect to the one-for-ten reverse stock split effected on December 19, 2001, discussed below.

      At a special meeting on December 18, 2001, eLoyalty’s stockholders approved, (1) the issuance and sale of shares of Series B stock in a private placement financing; (2) an increase in the number of authorized shares of eLoyalty’s common stock and preferred stock in connection with the private placement and rights offering described below; and (3) a one-for-ten reverse split of eLoyalty’s outstanding common stock and a corresponding reduction in the number of authorized shares of common stock described below.

      The private placement involved the sale of approximately 3.2 million shares of Series B stock to various funds managed by Technology Crossover Ventures (“TCV”) and Sutter Hill Ventures (“Sutter Hill”), for gross proceeds of approximately $16,000. The purchase price per share of Series B stock was $5.10. The private placement was completed on December 19, 2001, concurrently with the rights offering described below.

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

      The Series B stock accrues dividends at a rate of 7% per annum, is entitled to a preference upon liquidation and is convertible on a one-for-one basis into shares of our common stock, subject to adjustment for stock splits, stock dividends and similar actions. The Series B stock generally votes on a one-for-one basis with the common stockholders, subject to adjustment for certain actions and specified matters as to which the Series B stock is entitled to a separate class vote.

      On December 19, 2001, prior to the closing of the private placement and rights offering, eLoyalty amended its Certificate of Incorporation to increase the authorized number of shares of its common stock from 100 million shares to 500 million shares (prior to giving effect to the reverse stock split) and in the authorized number of shares of its preferred stock from 10 million shares to 40 million shares. In connection with this, eLoyalty increased the number of authorized shares of Series A junior participating preferred stock designated in connection with its Rights Plan (described below) from 1 million to 5 million shares, which are included in the 40 million shares of preferred stock described above.

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

      Under the terms of the Rights Plan, after giving effect to the reverse stock split described above, each share of eLoyalty’s common stock has associated with it ten rights (“Rights”). Each Right entitles the registered holder to purchase from eLoyalty one one-hundredth of a share of Series A junior participating preferred stock, without par value, at an exercise price of $160 (subject to adjustment). The Rights become exercisable under certain circumstances: 10 days after the first public announcement that any person (an “acquiring person”) has acquired 15% or more of eLoyalty’s common stock or the announcement that any person has commenced a tender offer for 15% or more of eLoyalty’s common stock. On September 24, 2001, eLoyalty amended the Rights Plan in connection with the private placement described above. The amendment provides, among other things, that (i) TCV and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 35% of eLoyalty’s outstanding common stock (determined after giving effect to the conversion of the new Series B stock), and (ii) Sutter Hill and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 20% of eLoyalty’s outstanding common stock (determined after giving effect to the conversion of the Series B stock).

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price having a current market value of two times the exercise price. The terms of the Rights may be amended by eLoyalty’s Board of Directors.

Note Thirteen — Stock Incentive Plans

      eLoyalty maintains two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). All share and price amounts in this Note Thirteen are presented after giving effect to the one-for-ten reverse stock split described in Note Twelve, unless indicated otherwise.

      Under the 1999 Plan, awards of stock options, stock appreciation rights, bonus and restricted stock and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Stock option awards may be in the form of incentive or non-statutory options, provided that incentive stock options may only be granted to officers and employees of eLoyalty. All awards made under the 1999 Plan to date have been in the form of non-statutory stock options, restricted stock or bonus (installment) stock. An aggregate of 534,000 shares of eLoyalty common stock was initially reserved for issuance under the 1999 Plan for all awards other than those issued in connection with the spin-off. On the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding.

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

      On November 9, 2001, eLoyalty authorized the exchange of certain outstanding non-statutory stock options issued under the 1999 Plan and 2000 Plan, having an exercise price above $30 per share on a post-split basis and an original term of no more than ten years, for awards of restricted and installment common stock. Restricted stock awards are shares of eLoyalty common stock granted to an individual. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future grants of eLoyalty common stock in specified amounts on specified dates, subject to the individual remaining an eLoyalty employee on the date of the subject grant. With respect to the installment stock awards made in connection with the exchange offer, the grant dates are contemporaneous with the vesting dates for the restricted stock granted in the exchange offer. In the exchange offer, eligible US employees received one share of restricted stock for each share underlying options tendered, with restrictions lapsing on such restricted shares in 20 equal quarterly installments beginning on February 28, 2002. Eligible non-US employees received an installment stock award that provides for the issuance of one share of common stock for each share underlying options tendered with the issuance of such shares being made in 20 equal quarterly installments beginning February 28, 2002. As a result of the exchange, which was voluntary, eLoyalty accepted the tender of options to purchase approximately 573,097 shares of its common stock, issued approximately 483,165 shares of restricted common stock to its eligible US employees, and reserved for issuance to eligible non-US employees approximately 89,932 shares of its common stock. Upon the exchange, the aggregate fair value of the restricted stock issued and installment stock to be issued, $2,980, was recorded as unearned compensation which is being amortized to expense over the 20 quarter vesting or installment period.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If options or shares awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation then those options or shares will again become available for issuance under the plans. As of December 27, 2003, there were a total of 530,012 shares available for future grants under the 1999 and 2000 Plans.

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

      The following shares (net of cancellations) of eLoyalty common stock, in the aggregate, either were granted as restricted stock or reserved for issuance under installment stock grants:

	2003	2002	2001

Shares awarded(1)	366,484	1,268,918	119,500

(1)	Substantially all of this stock came from eLoyalty’s 1999 Stock Incentive Plan. During 2003, $1,257 in noncash compensation was recorded and will be charged to income over the five-year restriction lapsing and installment grant period.

     The 1999 Plan was amended in May 2002, to increase the number of shares available for issuance under the 1999 Plan by 500,000 shares. This increase permitted equity grants to eLoyalty’s President and Chief

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of December 27, 2003, a total of 1,145,296 restricted common stock shares continued to be subject to restrictions.

      Option activity was as follows for the years ended December 29, 2001, December 28, 2002 and December 27, 2003:

				Weighted
		Weighted		Average
		Average		Fair Value
	Option	Exercise	Options	of Option
	Shares	Price	Exercisable	Grants

Outstanding as of December 30, 2000	1,497,280	$90.90	594,143

Granted	259,883	$27.59		$12.92
Exercised	(8,059)	$57.17
Forfeited(1)	(1,091,364)	$96.49

Outstanding as of December 29, 2001	657,740	$56.81	467,855

Granted	210,750	$3.85		$3.35
Exercised	—	$—
Forfeited	(87,037)	$71.96

Outstanding as of December 28, 2002	781,453	$40.84	484,794

Granted	13,498	$3.75		$3.18
Exercised	—	$—
Forfeited	(158,911)	$80.08

Outstanding as of December 27, 2003	636,040	$30.18	431,469

(1)	Includes options tendered in exchange for restricted stock and installment stock awards.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes the status of stock options outstanding and exercisable as of December 27, 2003 by range of exercise price:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average		Weighted-Average
	Number	Remaining Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (in Years)	Per Share	Exercisable	Per Share

$ 2.73—$ 9.99	227,622	8.8	$3.86	53,519	$4.05
$ 10.00—$ 19.99	141,600	6.3	$18.08	120,923	$18.13
$ 20.00—$ 39.99	162,144	7.4	$23.99	154,026	$24.18
$ 40.00—$ 79.99	56,171	7.6	$69.94	55,846	$69.98
$ 80.00—$139.99	23,074	6.3	$108.20	22,539	$107.97
$140.00—$366.25	25,429	6.8	$213.95	24,616	$213.50

Total	636,040	7.6	$30.18	431,469	$41.09

      Under APB No. 25, the fair value of restricted shares at the date of grant is amortized to expense ratably over the vesting period. eLoyalty recorded compensation expense related to awards of restricted stock and installment stock awards, including awards issued in exchange for stock options tendered, of approximately $2,448, $2,475 and $1,161 for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

      eLoyalty is required under SFAS No. 128 to disclose pro forma information regarding option grants made to its directors, officers and employees based on specified valuation techniques that produce estimated compensation charges. The fair value of eLoyalty options, including substitute options issued in connection with the spin-off, were estimated at grant date using the Black-Scholes option pricing model (see Note Two).

Note Fourteen — Loss Per Share

      The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per common share:

	For the Years Ended December(1)

	2003	2002	2001

Net loss	$(18,271)	$(35,404)	$(63,661)
Series B preferred stock dividends and accretion	(1,508)	(5,371)	(3,576)

Net loss available to common stockholders	$(19,779)	$(40,775)	$(67,237)

Weighted average shares outstanding	5,689	5,190	5,011
Common stock equivalents	4,169	3,982	146

Total weighted average shares and common stock equivalents(2)	9,858	9,172	5,157

(1)	In December 2001, eLoyalty effected a one-for-ten reverse stock split. Share amounts presented for all periods reflect the effect of the reverse split.

(2)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Fifteen — Segment Information

      eLoyalty focuses exclusively on providing CRM related professional services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue, operating results and total assets by reportable segment for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

	North
	America	International	Total

Revenue
2003	$56,517	$6,062	$62,579
2002	$77,636	$9,062	$86,698
2001	$120,429	$26,300	$146,729
Operating (loss) income
2003	$(12,525)	$(5,614)	$(18,139)
2002	$(8,346)	$(6,435)	$(14,781)
2001	$(64,658)	$(9,753)	$(74,411)
Total assets
2003	$54,213	$5,592	$59,805
2002	$81,942	$6,885	$88,827
2001	$110,972	$17,246	$128,218

			Total
	United		North	United		Other	Total
	States	Canada	America	Kingdom	Ireland	International	International	Total

Revenue
2003	$53,747	$2,770	$56,517	$742	$4,832	$488	$6,062	$62,579
2002	$74,029	$3,607	$77,636	$2,165	$2,635	$4,262	$9,062	$86,698
2001	$113,208	$7,221	$120,429	$10,686	$240	$15,374	$26,300	$146,729

      Total long-lived assets for our US operations are $11,236, $15,102 and $19,055 at December 27, 2003, December 28, 2002 and December 29, 2001, respectively. For the years ended December 27, 2003, December 28, 2002 and December 29, 2001, professional services represented 83%, 89% and 94% of total revenue, Managed Services represented 13%, 8% and 5% of total revenue, and sales of our Loyalty SuiteTM and third-party software represented 4%, 3% and 1% of total revenue, respectively.

Note Sixteen — Leases

      eLoyalty leases various office facilities under leases expiring at various dates through September 30, 2007. Additionally, eLoyalty leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $2,509, $3,712 and $7,005 for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. These amounts exclude rental payments related to office space reductions, which were $1,747, $2,536 and $1,469 in fiscal years 2003, 2002 and 2001, respectively.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount

2004	$1,849
2005	814
2006	61
2007	—

$2,724

      The aforementioned amounts do not include costs that eLoyalty has accrued as part of the severance and related costs related to restructuring activities as discussed in Note Three of $614, $476, $380 and $290 for 2004, 2005, 2006 and 2007, respectively. These amounts have been reduced by minimum sublease rentals of $260, $218, $167 and $125 due in the future for years 2004, 2005, 2006 and 2007, respectively, under non-cancelable subleases.

Note Seventeen — Commitments and Contingencies

      eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at December 27, 2003 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

      eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to indemnification against third party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to us by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and, as of December 27, 2003, management was not aware of future indemnification payments that it would be obligated to make.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eighteen — Quarterly Data (Unaudited)

	1st		2nd		3rd		4th		Year

For the Year Ended December 2003
Revenue	$17,727		$16,408		$13,458		$14,986		$62,579
Operating loss	$(4,959	) (1)	$(3,046	) (2)	$(5,517	) (3)	$(4,617	) (4)	$(18,139)
Net loss available to common stockholders	$(5,277	) (5)	$(3,426	) (6)	$(5,846	) (7)	$(5,230	) (8)	$(19,779)
Basic net loss per share	$(0.96)		$(0.61)		$(1.02)		$(0.89)		$(3.48)
Diluted net loss per share(9)	$(0.96)		$(0.61)		$(1.02)		$(0.89)		$(3.48)
Shares used to calculate basic net loss per share (in millions)	5.52		5.62		5.76		5.86		5.69
Shares used to calculate diluted net loss per share (in millions)(9)	5.52		5.62		5.76		5.86		5.69

	1st		2nd		3rd		4th		Year

For the Year Ended December 2002
Revenue	$25,859		$21,731		$20,730		$18,378		$86,698
Operating loss	$(2,793	) (10)	$(965)		$(5,037	) (11)	$(5,986	) (12)	$(14,781)
Net loss available to common stockholders	$(4,526	) (13)	$(3,118	) (14)	$(4,746	) (15)	$(28,385	) (16)	$(40,775)
Basic net loss per share	$(0.89)		$(0.61)		$(0.92)		$(5.22)		$(7.86)
Diluted net loss per share(9)	$(0.89)		$(0.61)		$(0.92)		$(5.22)		$(7.86)
Shares used to calculate basic net loss per share (in millions)	5.06		5.10		5.16		5.44		5.19
Shares used to calculate diluted net loss per share (in millions)(9)	5.06		5.10		5.16		5.44		5.19

(1)	Includes a $1,260 charge relating to severance and related costs associated with cost reduction plans.

(2)	Includes a $416 charge relating to severance and related costs associated with cost reduction plans offset by adjustments of $234 following the favorable resolution of two matters involving former employees, $181 related to realized currency gains from transactions associated with the consolidation of our International operations and $150 related to adjustments of accruals for facility and other costs.

(3)	Includes a $346 charge relating to severance and related costs associated with cost reduction plans.

(4)	Includes a $948 charge relating to severance and related costs associated with cost reduction plans and a $557 adjustment for impaired international goodwill.

(5)	Includes a $1,260 charge relating to severance and related costs associated with cost reduction plans and a $398 charge for Series B dividends.

(6)	Includes a $416 charge relating to severance and related costs associated with cost reduction plans offset by adjustments of $234 following the favorable resolution of two matters involving former employees, $181 related to realized currency gains from transactions associated with the consolidation of our International operations, $150 related to adjustments of accruals for facility and other costs and a $373 charge for Series B dividends.

(7)	Includes a $346 charge relating to severance and related costs associated with cost reduction plans and a $382 charge for Series B dividends.

(8)	Includes a $948 charge relating to severance and related costs associated with cost reduction plans, a $557 adjustment for impaired international goodwill and a $355 charge for Series B dividends.

(9)	In periods of a loss, common stock equivalents were not included in the calculation as they are antidilutive.

(10)	Includes a $2,410 charge relating to severance and related costs associated with cost reduction plans.

(11)	Includes a $3,140 charge relating to severance and related costs associated with cost reduction plans.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Includes a $3,525 charge relating to severance and related costs associated with cost reduction plans.

(13)	Includes a $2,410 charge relating to severance and related costs associated with cost reduction plans and a $2,441 charge for Series B dividends and accretion.

(14)	Includes a $2,143 charge for Series B dividends and accretion.

(15)	Includes a $3,140 charge relating to severance and related costs associated with cost reduction plans and a $411 charge for Series B dividends.

(16)	Includes a $3,525 charge relating to severance and related costs associated with cost reduction plans, a $376 charge for Series B dividends and a $24,634 valuation allowance for US deferred taxes.

eLOYALTY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at			Balance
Description of Allowance	Beginning			at End of
and Reserves	of Period	Additions	Deductions	Period

Valuation allowances for uncollectible amounts:
Year ended December 27, 2003	$1,590	—	(97)	$1,493
Year ended December 28, 2002	$2,400	(400)	(410)	$1,590
Year ended December 29, 2001	$1,605	4,512	(3,717)	$2,400

Valuation allowances for deferred tax assets:
Year ended December 27, 2003	$40,773	12,561	—	$53,334
Year ended December 28, 2002	$14,080	26,693	—	$40,773
Year ended December 29, 2001	$—	14,080	—	$14,080

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

      An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 27, 2003 (the end of our fiscal year). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      For information about our executive officers, see “Executive Officers of the Company” included as Item 4A of Part I of this report. The information contained under the captions “Director Election” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed by eLoyalty for its 2004 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

      eLoyalty Corporation maintains a code of conduct, business principles and ethical behavior (the “Code of Conduct”) applicable to all of our directors, officers and other employees including our Chief Executive Officer and Senior Financial Management. This Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance, and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-K and we plan to post the Code of Conduct on our internet website, prior to our 2004 Annual Meeting of Stockholders. We will make a copy of it available to any person, without charge, upon written request to eLoyalty Corporation, 150 Field Drive, Suite 250, Lake Forest, Illinois 60045, Attn: General Counsel. To the extent permitted by applicable rules of the NASDAQ National Market, we intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendments to or waivers of this code of ethics for the Chief Executive Officer or Senior Financial Management by posting this information on our internet website.

Item 11.	Executive Compensation.

      The information under “Director Election — Compensation of Directors” and “Executive Compensation — Summary Compensation Table”, “— Compensation Committee Interlocks and Insider Participation”, “— Option Exercises in Fiscal 2003 and Option Values at December 27, 2003”, “— Employment Contracts and Employment Termination and Change in Control Arrangements” in the Proxy Statement to be filed by eLoyalty for its 2004 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by eLoyalty for its 2004 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

      The following table shows, as of December 27, 2003, information regarding outstanding awards under all compensation plans of eLoyalty (including individual compensation arrangements) under which equity securities of eLoyalty may be delivered:

	Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(1)	Warrants and Rights	for Future Issuance(1)(2)

Equity compensation plans approved by security holders	599,504	$29.32	419,240 (3)
Equity compensation plans not approved by security holders	36,536	$44.22	110,772

Total(4)	636,040	$30.18	530,012

(1)	Reflects number of shares of the Company’s common stock.

(2)	All of the securities available for future issuance listed herein may be issued other than upon the exercise of an option, warrant or similar right. All of these shares are available for award in the form of restricted stock, bonus stock, performance shares or similar awards under eLoyalty’s applicable equity compensation plans.

(3)	eLoyalty’s plan which has been approved by its stockholders is the 1999 Stock Incentive Plan. This plan includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares available for awards, other than incentive stock options, automatically increases by an amount equal to five percent (5%) of the number of shares of common stock then outstanding.

(4)	Does not include (i) shares of restricted common stock held by employees, which are included in the amount of issued and outstanding shares or (ii) 133,484 shares of common stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company.

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

      The information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be filed by eLoyalty for its 2004 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

      The information under the caption “Ratification of Selection of Independent Public Accountants — Principal Accounting Fees and Services” in the Proxy Statement to be filed by eLoyalty for its 2004 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

(b) Reports on Form 8-K:

On November 6, 2003, eLoyalty submitted a Form 8-K furnishing under Item 12 eLoyalty’s third quarter 2003 results of operations and financial condition.

On September 30, 2003, eLoyalty submitted a Form 8-K furnishing under Item 7 an update on significant elements of its business.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2004.

eLoyalty Corporation

By	/s/ KELLY D. CONWAY

Kelly D. Conway
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 22nd day of March 2004.

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

EXHIBIT INDEX

      We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the Securities and Exchange Commission (“SEC”) as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are those listed below as Exhibits 10.4 through 10.12, inclusive, and Exhibits 10.21 through 10.27, inclusive.

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No. 1 to eLoyalty’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).
3.3	Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:59 a.m., eastern time, December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.4	Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:58 a.m., eastern time, December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.5	Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.6	Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.7	By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).
4.1	Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).
4.2	Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).
4.3	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.1	Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).
10.2	Office Lease — Two Conway Park made as of December 6, 1999 by and between Riggs & Company, a division of Riggs Bank, N.A., as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.13 to the S-1).
10.3	River Place Point II Lease Agreement, dated March 17, 2000, by and between Investors Life Insurance Company of North America, as Landlord, and eLoyalty Corporation, as Tenant (filed as Exhibit 10.15 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-27975)).
10.4	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty’s Tender Offer Statement on Schedule TO filed October 15, 2001).
10.5	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

Exhibit
No.		Description of Exhibit

10.6		Summary of Discretionary Cash Bonus Program for Executive Officers (filed as Exhibit 10.18 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).
10.7		Promissory Note, dated November 12, 1998, by Kelly D. Conway in favor of TSC (filed as Exhibit 10.12 to the S-1).
10.8		Employment Agreement, dated as of November 15, 1999, between Timothy J. Cunningham and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.10 to the S-1).
10.9		Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1).
10.10		Promissory Note, dated December 28, 2001, of Kelly D. Conway in favor of eLoyalty Corporation (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.11		Employment Agreement, dated as of November 7, 2002, between eLoyalty Corporation and Kelly D. Conway (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).
10.12		Summary of eLoyalty Corporation’s Vice President Compensation Program, dated as of August 12, 2002 (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.13		Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.14		Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).
10.15		Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.16		Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 28, 2002).
10.17		Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).
10.18		Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).
10	.19†	Amendment No. 7 to Loan Agreement, dated as of December 23, 2003, between LaSalle Bank National Association and eLoyalty Corporation.
10.20		Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.21		Employment Agreement, dated January 2 and 8, 2001, and effective January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).
10.22		Promissory Note dated February 20, 2001, of Jay A. Istvan in favor of eLoyalty (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

Exhibit
No.		Description of Exhibit

10.23		Indemnification Agreement, effective as of January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.4 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).
10.24		Employment Agreement, effective June 1, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10.25		Promissory Note, dated June 1, 2001, of Steven C. Pollema in favor of eLoyalty (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10.26		Indemnification Agreement, dated June 11, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10	.27†	Employment Agreement, effective September 9, 2002, between Diane K. Lowe and eLoyalty.
14	.1†	Code of Conduct.
21	.1†	Subsidiaries of eLoyalty Corporation.
23	.1†	Consent of PricewaterhouseCoopers LLP.
24	.1†	Power of Attorney from Tench Coxe, Director.
24	.2†	Power of Attorney from Jay C. Hoag, Director.
24	.3†	Power of Attorney from John T. Kohler, Director.
24	.4†	Power of Attorney from Michael J. Murray, Director.
24	.5†	Power of Attorney from John C. Staley, Director.
31	.1†	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Timothy J. Cunningham under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Kelly D. Conway and Timothy J. Cunningham under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith