Form 10-Q
period 2004-03-27
ELOYALTY CORP
filed 2004-05-11
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

       (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

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

          The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 6, 2004 was 6,991,410.

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 27,	December 27,
	2004	2003
ASSETS:
Current Assets:
Cash and cash equivalents	$33,444	$36,953
Restricted cash	678	899
Receivables (net of allowances of $1,486 and $1,493)	8,998	7,631
Prepaid expenses	3,358	1,430
Other current assets	251	402

Total current assets	46,729	47,315
Equipment and leasehold improvements, net	8,298	9,388
Goodwill	1,671	1,671
Long-term receivables and other	2,472	1,431

Total assets	$59,170	$59,805

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$2,018	$2,852
Accrued compensation and related costs	4,344	4,580
Unearned revenue	3,445	1,226
Other current liabilities	4,440	4,788

Total current liabilities	14,247	13,446
Long-term unearned revenue	1,135	—
Other long-term liabilities	994	1,144

Total liabilities	16,376	14,590

Commitments and contingencies
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,153,684 and 4,156,221 shares issued and outstanding with a liquidation preference of $21,554 and $21,922 at March 27, 2004 and December 27, 2003, respectively	21,184	21,197
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,869,718 and 6,919,599 shares issued and outstanding, respectively	69	69
Additional paid-in capital	148,465	149,140
Accumulated deficit	(117,466)	(115,165)
Accumulated other comprehensive loss	(3,953)	(3,832)
Unearned compensation	(5,505)	(6,194)

Total stockholders’ equity	21,610	24,018

Total liabilities and stockholders’ equity	$59,170	$59,805

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the Three Months
	Ended March
	2004	2003
Revenue	$14,424	$17,727
Operating Expenses:
Cost of services	11,093	13,362
Selling, general and administrative expenses	4,753	6,712
Severance and related costs	(234)	1,260
Depreciation and amortization expense	1,156	1,352

Total operating expenses	16,768	22,686

Operating loss	(2,344)	(4,959)
Interest income (expense) and other, net	43	80

Loss before income taxes	(2,301)	(4,879)
Income tax benefit	—	—

Net loss	(2,301)	(4,879)
Dividends related to Series B preferred stock	(387)	(398)

Net loss available to common stockholders	$(2,688)	$(5,277)

Basic net loss per common share	$(0.45)	$(0.96)

Diluted net loss per common share	$(0.45)	$(0.96)

Shares used to calculate basic net loss per share	5,927	5,520

Shares used to calculate diluted net loss per share	5,927	5,520

Noncash compensation included in individual line items above:
Cost of services	$148	$212
Selling, general and administrative expenses	382	567

Total noncash compensation	$530	$779

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the Three Months
	Ended March
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,301)	$(4,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and noncash compensation	1,686	2,131
Changes in assets and liabilities:
Receivables	(1,386)	(1,392)
Prepaids and other current assets	(1,774)	(2,404)
Accounts payable	(834)	827
Accrued compensation and related costs	(383)	(553)
Unearned revenue	3,354	1,115
Other liabilities	(105)	87
Long-term receivables and other	(1,099)	16

Net cash used in operating activities	(2,842)	(5,052)

Cash Flows from Investing Activities:
Capital expenditures and other	(38)	(541)

Net cash used in investing activities	(38)	(541)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	—	8,600
Repayments on revolving credit agreement	—	(8,600)
Decrease in restricted cash	221	103
Payment of Series B dividends	(742)	(779)

Net cash used in financing activities	(521)	(676)

Effect of exchange rate changes on cash and cash equivalents	(108)	(117)

Decrease in cash and cash equivalents	(3,509)	(6,386)
Cash and cash equivalents, beginning of period	36,953	48,879

Cash and cash equivalents, end of period	$33,444	$42,493

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$(46)
Cash refunded (paid) for income taxes, net	$(41)	$17

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share data)

Note 1 — General

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 27, 2004, the condensed consolidated results of our operations for the three months ended March 27, 2004 and March 29, 2003 and our condensed consolidated cash flows for the three months ended March 27, 2004 and March 29, 2003, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X.

          The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

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

          In 2003, in response to the business environment and decreased demand for IT consulting services, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These cost reduction activities were designed to size the workforce to meet eLoyalty’s expected business requirements. During the three months ended March 27, 2004 and March 29, 2003, respectively, eLoyalty recognized pre-tax income of $234 and expense of $1,260. The income recorded in the first quarter of 2004 is primarily related to a favorable settlement of employment litigation in the International segment with former employees who were terminated in prior years. The $1,260 expense in the first quarter of 2003 primarily related to employee severance payments and related costs for the elimination of 22 positions, in both the North America and International segments.

          During the quarter ended March 27, 2004, eLoyalty made cash payments of $1,043 related to cost reduction actions initiated in 2003 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the second quarter of 2004 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the third quarter of 2004.

          The severance and related costs and their utilization for the three months ended March 27, 2004 are as follows:

	Reserve			Reserve
	Balance			Balance
	12-27-03	Adjustments	Payments	3-27-04
Employee severance	$1,656	$(285)	$(789)	$582
Facilities	1,863	12	(201)	1,674
Other	116	39	(53)	102

Total	$3,635	$(234)	$(1,043)	$2,358

          Of the $2,358 that remained reserved as of March 27, 2004, $994 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $582 related to employee severance payments is recorded in “Accrued compensation and related costs” and the balance of $782 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $619 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.

Note 3 — Comprehensive Net Loss

          Comprehensive net loss is comprised of the following:

	For the Three
	Months Ended
	March
	2004	2003
Net loss	$(2,301)	$(4,879)
Other comprehensive loss:
Effect of currency translation	(121)	34

Comprehensive net loss	$(2,422)	$(4,845)

          The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.9 million and $3.8 million at March 27, 2004 and December 27, 2003, respectively.

Note 4 — Loss Per Share

          The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three
	Months Ended
	March
	2004	2003
Net loss	$(2,301)	$(4,879)
Series B preferred stock dividends	(387)	(398)

Net loss available to common stockholders	$(2,688)	$(5,277)

Weighted average common shares outstanding	5,927	5,520

          In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,383 and 4,270 for the three months ended March 27, 2004 and March 29, 2003.

Note 5 — Segment Information

          eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three months ended March 27, 2004 and March 29, 2003, respectively, and total assets by reportable segment as of March 27, 2004 and December 27, 2003, respectively.

	North
For the Three Months Ended March	America	International	Total
Revenue
2004	$12,683	$1,741	$14,424
2003	$16,010	$1,717	$17,727
Operating income (loss)
2004	$(2,572)	$228	$(2,344)
2003	$(4,024)	$(935)	$(4,959)
Total assets
March 27, 2004	$53,681	$5,489	$59,170
December 27, 2003	$54,213	$5,592	$59,805

			Total
	United		North	United		Other	Total
For the Three Months Ended March	States	Canada	America	Kingdom	Ireland	International	International	Total
Revenue
2004	$11,989	$694	$12,683	$263	$1,125	$353	$1,741	$14,424
2003	$15,713	$297	$16,010	$190	$1,427	$100	$1,717	$17,727

          Total long-lived assets for US operations are $11,233 and $11,236 at March 27, 2004 and December 27, 2003, respectively. For the three months ended March 27, 2004 and March 29, 2003, Consulting services represented 72% and 77% of total revenue, Managed services represented 19% and 11% of total revenue and sales of third-party software represented 3% and 6% of total revenue, respectively. Reimbursed expenses represented 6% of total revenue for the three months ended March 27, 2004 and March 29, 2003, respectively.

Note 6 — Stock Based Compensation

          eLoyalty accounts for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company’s stock at the date of grant over the amount that must be paid to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25 and amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” defines a fair value-based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value-based method described in APB No. 25.

          The following table illustrates the effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation. No compensation costs have been recognized for the stock option plans. Compensation costs were recognized for restricted and installment awards as expense in the Condensed Consolidated Statements of Operations.

	For the Three
	Months Ended
	March
	2004	2003
Net loss available to common stockholders as reported	$(2,688)	$(5,277)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	535	606
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method, net of related tax effects	(1,870)	(3,421)

Pro forma	$(4,023)	$(8,092)

Basic net loss per share:
As reported	$(0.45)	$(0.96)

Pro forma	$(0.68)	$(1.47)

Diluted net loss per share:
As reported	$(0.45)	$(0.96)

Pro forma	$(0.68)	$(1.47)

          There were no stock options granted during the quarter ended March 27, 2004. Assumptions used for valuation of option grants for the quarter ended March 29, 2003 calculated in accordance with SFAS No. 148 are as follows:

Risk-free interest rates	2.9%—3.1%
Expected dividend yield	0%
Expected volatility	127%—129%
Expected lives	5.0 years

Note 7 — Recent Accounting Pronouncements

          In March 2004, Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue is effective for reporting periods beginning after March 31, 2004. eLoyalty is currently assessing the provisions of EITF 03-6 and the impact on eLoyalty’s financial position or results of operations.

          During 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This new interpretation requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. In December 2003, the FASB issued Interpretation 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on eLoyalty’s financial position or results of operations.

Note 8 — Litigation and Other Contingencies

          eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at March 27, 2004 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

          eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to eLoyalty by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and, as of March 27, 2004, management was not aware of future indemnification payments that it would be obligated to make.

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

Background

          eLoyalty is a leading management consulting, systems integration and managed services company focused on optimizing customer interactions. We offer a broad range of customer relationship management (“CRM”) solutions including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems. Our revenue across our various service lines is generated from professional services primarily and, to a minor degree, resales of software and hardware. Our Consulting services involve evaluating, selecting, building or integrating CRM systems for clients. Our Managed services involve a range of contact center services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. Consulting services are generally billed on a time and materials basis or, periodically, on a fixed-fee basis, where Managed services are generally provided for a contracted price over a specified period. We operate in two primary business segments — North America (consisting of the United States and Canada) and International.

Overview of the Results of Operations and Financial Position

          The following is an overview of our operating results and financial position for the first quarter of 2004, which includes a discussion of business trends, revenue, gross profit margin percentage (total revenue less cost of services divided by total revenue), expenses and cash flows for this period. The following table summarizes the major components of our revenue over the last five quarters:

	Three Months Ended
(000’s)	3/27/2004	12/27/2003	9/27/2003	6/28/2003	3/29/2003
Revenue:
Consulting services	$10,475	$10,547	$10,514	$13,479	$13,798
Managed services	2,700	2,444	2,061	1,786	1,950

Services revenue	13,175	12,991	12,575	15,265	15,748
Software	426	1,054	84	80	980
Reimbursed expenses	823	941	799	1,063	999

Total revenue	$14,424	$14,986	$13,458	$16,408	$17,727

          Our results of operations are affected by general business conditions, levels of economic activity and rates of change in the industry sectors we serve. The pace of technological change and the amount of technology spending by our clients in the areas of marketing, sales and customer service also influence our operating results. eLoyalty’s ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. In addition, our high level of customer concentration can influence our financial results as large clients can increase or decrease their spending from period to period, which may have a significant impact on our results of operations. Our ability to attract and increase the spending of new customers is also an important driver of our results of operations. In the first quarter of 2004, we added 17 new customers, compared to adding 29 new customers in total for fiscal 2003, and accordingly had 65 customers in the first quarter of 2004 compared to 46 customers in the first quarter of 2003.

          The ability of our employees to develop client relationships, secure contracts for new and existing customers and to deliver solutions and services that add value to our clients is a key driver of revenue. Accordingly, we focus on Services revenue as a key internal measurement, which is summarized in the above table. As illustrated in the table above, Services revenue is comprised of Consulting services and Managed services, and is exclusive of revenue from Software and Reimbursed expenses.

          Services revenue has shown modest growth in each of the last two quarters, driven by strong sequential revenue growth in Managed services. Managed services has experienced sequential revenue growth of 10%, 19% and 15% in each of the last three quarters, respectively. In addition, Managed services grew over 38% in the first quarter of 2004, compared to the first quarter of 2003.

          In the first quarter of 2004, Managed services comprised 20% of our Services revenue. In fiscal 2003, Managed services comprised 15% of our Services revenue. We believe Managed services should continue to experience revenue growth, since it is being positively affected by industry trends to outsource technology to third party providers, as well as the growing adoption by Global 2000 companies of new technologies such as Voice-over-Internet-Protocol (“VoIP”).

          Consulting services has generated approximately $10.5 million of revenue in each of the last three quarters, a significant decrease from the first and second quarters of 2003, primarily due to reduced spending by large clients. Further, the addition of new client accounts and shifts in our customer concentration have impacted the mix of our revenue results.

          For example, our largest customer in fiscal 2003 accounted for approximately 24% of our total revenue. For the five quarters ended March 2004, revenue from this client was $1.0 million, $1.3 million, $3.0 million, $5.1 million and $5.4 million, respectively, illustrating four straight quarters of sequential spending declines by this client. In addition, four of our top six clients in the fourth quarter of 2003 (the top 6 clients in the fourth quarter comprised 57% of total revenue), reduced their total spending by a total of $1.8 million when compared to their spending in the first quarter of 2004. All of these clients continue to do business with eLoyalty today and, we believe, should remain eLoyalty clients for the foreseeable future. We also believe these clients are highly satisfied customers, however their spending patterns can vary significantly from quarter to quarter, and in conjunction with new account revenue and changes in other existing client revenue, can create a measure of underlying volatility in our quarterly results due to our size and current customer base of 65 clients.

          Managed services engagements typically involve annual contracts and usually do not have the same underlying revenue volatility as Consulting services. Our growth in Managed services has historically been driven and will continue to be driven for the foreseeable future by new clients, as well as expansion of our services in existing accounts.

          Resale of software, principally sales of third party software, can vary significantly from quarter to quarter due to the variability in the number and size of these transactions in any one quarter. Our primary form of software resale is the sublicensing of software that we license directly from the software manufacturer. In addition, we resell hardware and software purchased from a third party distributor, although such sales have been immaterial. Resale of third party software and hardware is primarily driven by our efforts in selling our Managed services.

          We are presently expecting sequential revenue increases in Consulting services and Managed services in the second quarter of 2004 over the first quarter of 2004. Services revenues in the second quarter of 2004 are presently expected to range from $14.0 million to $15.5 million. A significant add-on project at an existing account late in the first quarter, other existing account growth, as well as new clients, are driving this growth as customers have access to more capital for CRM solutions spending and investment.

          The gross profit margin percentage in the first quarter of 2004 was 24%, which was equal to the level realized in fiscal 2003, although favorable by five percentage points to the gross profit margin percentage earned in the last half of fiscal 2003. An improved average hourly billing rate of $174 an hour and higher utilization of 64% were the primary drivers of a gross profit margin percentage improvement when compared to the 21% gross profit margin percentage realized in the fourth quarter of 2003. Average hourly billing rates are primarily affected by competitive and market conditions. Utilization is affected by the size of our delivery organization and the demand for our services.

          Cost management remains a focus of the organization. Total operating expenses in the first quarter of 2004 were reduced by $2.8 million when compared to the fourth quarter of 2003. In addition, total operating expenses were reduced by $5.9 million, when compared to the first quarter of 2003. However, with an expectation of sequential growth in our Services revenue, we will be adding personnel to serve client business requirements. Accordingly, we presently expect that this will result in an increase in personnel costs in the second quarter of 2004 when compared to the first quarter of 2004. However, we do not presently plan to increase our expenses in areas other than those dedicated to client delivery, sales and service focused on revenue related activities.

          In addition, where appropriate we intend to continue to evaluate opportunities to increase our revenue base through the addition of personnel with proven abilities to enhance and deliver additional client relationships and to leverage our Consulting services and Managed services capabilities and strategies with those opportunities. There can be no assurance, however, that we will be able to successfully execute these strategies.

          In the first quarter of 2004, we used total cash of $3.7 million, primarily to fund the operating loss, the dividend payment related to the 7% Series B Convertible Preferred Stock (“Series B stock”), and both short-term and long-term capital requirements, which were only partially offset by advance payments by clients which are reflected as increases in unearned revenue and long-term unearned revenue. We funded these uses of cash out of our existing cash balances, which in total were $34.1 million at March 27, 2004.

          In 2004, we continue to have cash obligations related to severance and related costs recognized in previous periods, an expectation of Series B stock cash dividends, and modest capital expenditure requirements. We believe that our significant cost reductions through the first quarter of 2004, in conjunction with an expected improvement in utilization, an anticipated abatement in the historical decline of billing rates experienced in fiscal 2003 and prior periods and the addition of new clients will move us closer to or even exceed a cash break-even position (i.e. having cash expenses in a quarter equal quarterly revenue) in 2004. However, the uncertainty with respect to the size of spending by new customers and the anticipated reduced spending of certain existing large clients makes it difficult to predict when future operating performance will improve. Notwithstanding these uncertainties, we believe that our significant total cash balances at March 27, 2004, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.

Critical Accounting Policies and Estimates

          Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, collectibility of customer accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, the realizability of net deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

          We have recorded income tax valuation allowances on our net deferred tax assets to account for the unpredictability surrounding the timing of realization of our US and non-US net deferred tax assets due to uncertain economic conditions. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on an anticipated return to predictable levels of profitability.

          We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2001 through fiscal year end 2003. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

First Quarter 2004 Compared with First Quarter 2003

     Revenue

          Our revenue decreased $3.3 million, or 19%, to $14.4 million in the first quarter of 2004 from $17.7 million in the first quarter of 2003. Revenue from Consulting services decreased $3.3 million, or 24%, to $10.5 million in the first quarter of 2004 from $13.8 million in the first quarter of 2003. Consulting services revenue represented 72% and 77% of total revenue for the quarters ended March 27, 2004 and March 29, 2003, respectively. The decrease in revenue is primarily due to a weak global economic environment that led to decreased demand for the CRM Consulting services provided by us. Revenue from Managed services increased $0.8 million, or 42%, to $2.7 million in the first quarter of 2004 from $1.9 million in the first quarter of 2003. Managed services revenue represented 19% and 11% of total revenue for the quarters ended March 27, 2004 and March 29, 2003, respectively. Revenue from software sales decreased $0.6 million, to $0.4 million in the first quarter of 2004 from $1.0 million in the first quarter of 2003. Software sales represented 3% and 6% of total revenue for the quarters ended March 27, 2004 and March 29, 2003, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of third-party software was $0.4 million, $1.1 million, $0.1 million, $0.1 million and $1.0 million, for the first quarter of 2004, fourth quarter of 2003, third quarter of 2003, second quarter of 2003 and first quarter of 2003, respectively. Revenue from reimbursed expenses decreased $0.2 million, to $0.8 million in the first quarter of 2004 from $1.0 million in the first quarter of 2003.

          Revenue from North American operations decreased $3.3 million, or 21%, to $12.7 million in the first quarter of 2004 from $16.0 million in the first quarter of 2003. International operations revenue (which primarily represents revenue from Europe and Australia) remained constant at $1.7 million in the first quarter of 2004 and 2003, respectively. As a percentage of consolidated revenue, revenue from International operations increased to 12% in the first quarter of 2004 from 10% in the first quarter of 2003. The impact of a weak US dollar in the first quarter of 2004, contributed 2% of total revenue, and 14% of revenue from International operations compared to the first quarter of 2003.

          Utilization of billable consulting personnel was 64% and 59% for the first quarter of 2004 and 2003, respectively, and 61% in the fourth quarter of 2003. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $174 in the first quarter of 2004 versus $191 in the first quarter of 2003 and $164 in the fourth quarter of 2003. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $166 for the first quarter of 2004, $180 for the first quarter of 2003 and $155 for the fourth quarter of 2003. Our revenue per billable consultant was $267,000 in the first quarter of 2004, $273,000 in the first quarter of 2003 and $265,000 in the fourth quarter of 2003.

          Our revenue concentration has decreased as our top ten customers accounted for 68% and 81% of total revenue in the first quarter of 2004 and 2003, respectively. In addition, the top twenty customers accounted for 85% of total revenue in the first quarter of 2004 and 93% of total revenue in the first quarter of 2003. Two clients each accounted for 10% or more of total revenue in the first quarter of 2004. Allstate Insurance and Maersk, Inc., accounted for 16% and 12% of total revenue in the first quarter of 2004, respectively. Concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

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

          Cost of services decreased $2.3 million, or 17%, to $11.1 million in the first quarter of 2004 from $13.4 million in the first quarter of 2003. This is due primarily to a 16% decrease in the number of our engageable consultants to 216 as of March 27, 2004 from 257 as of March 29, 2003. Cost of services as a percentage of revenue increased to 77% in the first quarter of 2004 compared to 75% in the first quarter of 2003. This percentage increase was primarily due to the impact of lower effective average hourly billing rates partially offset by 2003 cost reductions related to employee costs.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectible amounts.

          Selling, general and administrative expenses decreased $1.9 million, or 28%, to $4.8 million in the first quarter of 2004 from $6.7 million in the first quarter of 2003. This decrease was primarily the result of a $0.2 million reduction in spending on outside services such as telecommunications costs and professional fees, as well as a $1.5 million savings due to personnel reductions and $0.2 million savings related to reduced rent and lease costs. The comparable headcounts were 58 at the end of the first quarter of 2004 and 79 at the end of the first quarter of 2003.

     Severance and Related Costs

          Severance and related costs represented income of $0.2 million in the first quarter of 2004 compared to expense of $1.3 million in the first quarter of 2003. We expect substantially all severance and related costs associated with cost reduction activities initiated in prior periods to be paid out by the end of the second quarter of 2004, pursuant to agreements entered into with affected employees. Voluntary and involuntary terminations, net of limited hiring, have reduced our headcount to 270 employees at March 27, 2004 from 332 employees at March 29, 2003. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the third quarter of 2004.

          In the first quarter of 2004, an adjustment of $0.2 million primarily related to a favorable settlement of employment litigation in the International segment. The $1.3 million expense in the first quarter of 2003 primarily related to employee severance payments and related costs for the elimination of 22 positions, in both the North America and International segments. In 2003, in response to the business environment and decreased demand for IT consulting services, a number of cost reduction activities were undertaken, consisting of personnel reductions. These cost reduction activities were designed to size our workforce to meet our expected business requirements. Annual savings resulting from the cost reduction actions initiated in 2003 are expected to be approximately $10.7 million and will be realized in 2004.

     Depreciation and Amortization Expense

          Depreciation and amortization expense decreased $0.2 million, or 14%, to $1.2 million in the first quarter of 2004 compared to $1.4 million in the first quarter of 2003. This decrease is due to assets becoming fully depreciated or disposed of, partially offset by the amortization of a license, purchased in the second quarter of 2003, for certain intellectual property that is being utilized within our business.

     Operating Loss

          Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $2.3 million for the first quarter ended March 27, 2004, compared to an operating loss of approximately $5.0 million for the first quarter ended March 29, 2003.

     Interest Income (Expense) and Other, net

          Non-operating interest income (expense) and other decreased $0.1 million, to $0 in the first quarter of 2004 compared to $0.1 million in the first quarter of 2003. The $0.1 million decrease in non-operating other income was primarily related to lower yields on our investments, partially offset by decreased interest expense related to our borrowings under the line of credit.

     Income Tax Benefit

          Income taxes were $0 in the first quarter of 2004 and 2003, respectively. As of March 27, 2004, total net deferred tax assets of $69.7 million are fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our net deferred tax assets, has grown to the point where generally accepted accounting principles (GAAP) requires that a full income tax valuation allowance be recognized in the financial statements.

     Net Loss Available to Common Stockholders

          We reported a net loss available to common stockholders of $2.7 million for the first quarter of 2004 as compared with a net loss available to common stockholders of $5.3 million in the first quarter of 2003. We reported a net loss of $0.45 per share on a basic and diluted basis in the first quarter of 2004 compared to a net loss of $0.96 per share on a basic and diluted basis in the first quarter of 2003. The losses in 2004 and 2003 are primarily attributable to continued declines in our business and the charges for severance and related costs.

Liquidity and Capital Resources

     Introduction

          Our principal capital requirements are to fund working capital needs, capital expenditures, payment of Series B stock dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At March 27, 2004, we had cash and cash equivalents of approximately $33.4 million and restricted cash of approximately $0.7 million. Our cash and cash equivalents position decreased $3.6 million, or 10%, to $33.4 million as of March 27, 2004 compared to $37.0 million at December 27, 2003. Restricted cash represents cash as security for our letters of credit. Restricted cash decreased $0.2 million, to $0.7 million as of March 27, 2004 compared to $0.9 million at December 27, 2003. The $0.2 million decrease in restricted cash is primarily due to reducing the letters of credit.

     Cash Flow from Operating Activities

          Cash flows from operating activities were a use of approximately $2.8 million and $5.1 million during the first quarter of 2004 and 2003, respectively. Net cash outflows from operating losses, annual corporate insurance payments, prepaid software maintenance contracts, and payments with respect to severance and related costs contributed to the use of cash. Days sales outstanding (“DSO”) of 56 days at March 27, 2004 represented an improvement of 10 days compared to 66 days at March 29, 2003. Compared to the fourth quarter of 2003, DSO in the first quarter of 2004 rose 10 days, and accordingly, adversely affected cash flow in the first quarter of 2004. Unearned revenue was a source of cash during the first quarter of 2004 as this increase primarily reflects payments from our clients for Managed services contracts. At March 27, 2004, there remained $2.4 million of unpaid severance and related costs (see Note Two).

     Cash Flow from Investing Activities

          Cash flows used in investing activities, consisting of capital expenditures and other, was minimal in the first quarter of 2004, and primarily related to our Managed services business. In the first quarter of 2003 capital expenditures of $0.5 million was primarily related to an investment in IT infrastructure and our Managed services business. We expect our capital expenditures for 2004 to be less than $1.0 million.

     Cash Flow from Financing Activities

          Cash flows used in financing activities decreased $0.2 million to $0.5 million in the first quarter of 2004 from $0.7 million in the first quarter of 2003. The $0.5 million of cash used in 2004 is attributable to cash dividends of $0.7 million paid in January of 2004 on the Series B convertible preferred stock (“Series B stock”) offset by $0.2 million decrease in restricted cash. The $0.7 million of cash used in the first quarter of 2003 is attributable to cash dividends of $0.8 million paid in January 2003 on the Series B stock offset by a $0.1 million decrease in restricted cash and borrowings of $8.6 million offset by payments of $8.6 million under our credit line. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

     Near-Term Liquidity

          Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $33.4 million and $37.0 million as of March 27, 2004 and December 27, 2003, respectively. In addition, our restricted cash of $0.7 million at March 27, 2004 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies.

     Bank Facility

          The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). Effective December 23, 2003, the maximum principal amount of the secured line of credit under the agreement decreased from $15 million to $2 million through December 31, 2004 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings at March 27, 2004 and December 27, 2003, respectively. Available credit under the Facility has been reduced by $0.7 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. In the first quarter of 2004, we did not have any borrowings under the Facility. At March 29, 2003 the effective annualized interest rate was 2.1%. Interest expense was $0 and $31 for the quarters ended March 27, 2004 and March 29, 2003, respectively.

     Customer Concentration

          At March 27, 2004 we had two customers each accounting for 10% or more of total net receivables. Allstate Insurance accounted for 16% and Maersk, Inc., accounted for 12%, respectively of total net accounts receivable. Of these amounts, we have collected approximately 95% from Allstate Insurance and 100% from Maersk, Inc., respectively through May 6th. Of total gross accounts receivable as of May 6th, we have collected 59% subsequent to March 27, 2004. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Recent Accounting Pronouncements

          In March 2004, Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue is effective for reporting periods beginning after March 31, 2004. eLoyalty is currently assessing the provisions of EITF 03-6 and the impact on eLoyalty’s financial position or results of operations.

          During 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This new interpretation requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. In December 2003, the FASB issued Interpretation 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on eLoyalty’s financial position or results of operations.

Factors That May Affect Future Results or Market Price of Stock

          Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-Q include the following:

•	uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	risks involving the variability and predictability of the number, size, scope, cost and duration of, and revenue from client engagements, including risks to our ability to achieve revenue from projects that have been awarded to us as a result of unanticipated deferrals or cancellations of engagements due to changes in customers’ requirements or preferences for the company’s services (because the company’s business is relationship-based, substantially all of the company’s customers retain the right to defer or cancel the company’s engagement, regardless of whether there is a written contract);

•	management of the other risks associated with increasingly complex client projects and new services offerings, including risks relating to the collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

•	management of growth, expansion into new geographic and market areas and development and introduction of new service offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including firms with both significantly greater financial and technical resources than eLoyalty and new entrants;

•	the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	our ability to execute our strategy of reducing costs, achieving the benefits of costs reduction activities and maintaining a lower cost structure;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	the overall demand for CRM services and software and information technology consulting services generally; and

•	the uncertain scope of the current economic recovery and its impact on our business, as well as the impact of other future general business, capital market and economic conditions and volatility.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

          We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the quarters ended March 27, 2004 and March 29, 2003, 17% and 11%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 4. Controls and Procedures.

          An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 27, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          On February 9, 2004, eLoyalty filed a Form 8-K furnishing under Item 12 eLoyalty’s fourth quarter 2003 results of operations and financial condition and an update on significant elements of its business.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 11, 2004.

eLOYALTY CORPORATION
By:	/s/ Timothy J. Cunningham
Timothy J. Cunningham
Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized signatory and principal financial and accounting officer)