Form 10-Q
period 2004-06-26
ELOYALTY CORP
filed 2004-08-10
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 3, 2004 was 7,175,109.

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 26,	December 27,
	2004	2003
ASSETS:
Current Assets:
Cash and cash equivalents	$33,500	$36,953
Restricted cash	586	899
Receivables (net of allowances of $404 and $1,493)	10,350	7,631
Prepaid expenses	2,853	1,430
Other current assets	702	402

Total current assets	47,991	47,315
Equipment and leasehold improvements, net	7,320	9,388
Goodwill	1,671	1,671
Long-term receivables and other	2,241	1,431

Total assets	$59,223	$59,805

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,750	$2,852
Accrued compensation and related costs	4,261	4,580
Unearned revenue	3,965	1,226
Other current liabilities	4,833	4,788

Total current liabilities	14,809	13,446
Long-term unearned revenue	1,071	—
Other long-term liabilities	859	1,144

Total liabilities	16,739	14,590

Commitments and contingencies (Note 8)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,152,160 and 4,156,221 shares issued and outstanding with a liquidation preference of $21,901 and $21,922 at June 26, 2004 and December 27, 2003, respectively	21,176	21,197
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,181,506 and 6,919,599 shares issued and outstanding, respectively	72	69
Additional paid-in capital	150,231	149,140
Accumulated deficit	(117,898)	(115,165)
Accumulated other comprehensive loss	(3,957)	(3,832)
Unearned compensation	(7,140)	(6,194)

Total stockholders’ equity	21,308	24,018

Total liabilities and stockholders’ equity	$59,223	$59,805

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June		June
	2004	2003	2004	2003
Revenue	$18,176	$16,408	$32,600	$34,135
Operating Expenses:
Cost of services	12,915	11,927	24,008	25,289
Selling, general and administrative expenses	4,603	6,335	9,356	13,047
Severance and related costs	41	(149)	(193)	1,111
Depreciation and amortization expense	1,105	1,341	2,261	2,693

Total operating expenses	18,664	19,454	35,432	42,140

Operating loss	(488)	(3,046)	(2,832)	(8,005)
Interest income (expense) and other, net	56	78	99	158

Loss before income taxes	(432)	(2,968)	(2,733)	(7,847)
Income tax provision	—	85	—	85

Net loss	(432)	(3,053)	(2,733)	(7,932)
Dividends related to Series B preferred stock	(354)	(373)	(741)	(771)

Net loss available to common stockholders	$(786)	$(3,426)	$(3,474)	$(8,703)

Basic net loss per common share	$(0.13)	$(0.61)	$(0.58)	$(1.56)

Diluted net loss per common share	$(0.13)	$(0.61)	$(0.58)	$(1.56)

Shares used to calculate basic net loss per share	5,993	5,619	5,960	5,570

Shares used to calculate diluted net loss per share	5,993	5,619	5,960	5,570

Noncash compensation included in individual line items above:
Cost of services	$308	$198	$456	$410
Selling, general and administrative expenses	425	522	807	1,089

Total noncash compensation	$733	$720	$1,263	$1,499

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the Six Months
	Ended June
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,733)	$(7,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and noncash compensation	3,524	4,192
Changes in assets and liabilities:
Receivables	(2,755)	(894)
Prepaids and other current assets	(1,545)	(1,744)
Accounts payable	(1,219)	38
Accrued compensation and related costs	(663)	(1,740)
Unearned revenue	3,810	587
Other liabilities	(190)	(1,599)
Long-term receivables and other	(889)	31

Net cash used in operating activities	(2,660)	(9,061)

Cash Flows from Investing Activities:
Capital expenditures and other	(246)	(923)

Net cash used in investing activities	(246)	(923)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	—	17,200
Repayments on revolving credit agreement	—	(17,200)
Decrease (increase) in restricted cash	313	(597)
Payment of Series B dividends	(742)	(779)

Net cash used in financing activities	(429)	(1,376)

Effect of exchange rate changes on cash and cash equivalents	(118)	104

Decrease in cash and cash equivalents	(3,453)	(11,256)
Cash and cash equivalents, beginning of period	36,953	48,879

Cash and cash equivalents, end of period	$33,500	$37,623

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$(61)
Cash (paid) refunded for income taxes, net	$(35)	$24

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share data)

Note 1 — General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (we or eLoyalty) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 26, 2004, the condensed consolidated results of our operations for the three months and six months ended June 26, 2004 and June 28, 2003 and our condensed consolidated cash flows for the six months ended June 26, 2004 and June 28, 2003, and are in conformity with Securities and Exchange Commission (SEC) Rule 10-01 of Regulation S-X.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Note 2 — Severance and Related Costs

     Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets. Other costs include laptop costs, contractual computer lease termination costs, and employee related expenses.

     In 2003, in response to the business environment and decreased demand for IT consulting services, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These cost reduction activities were designed to size the workforce to meet eLoyalty’s expected business requirements. During the three months ended June 26, 2004 and June 28, 2003, respectively, eLoyalty recognized expense of $41 and pre-tax income of $149 related to these activities. The expense recorded in the second quarter of 2004 is primarily related to employee severance payments and related costs for the elimination of one position in the International segment. The $149 of income in the second quarter of 2003 primarily related to $416 of employee severance payments and related costs for the elimination of five positions, in both the North America and International segments, offset by adjustments of $234 following the favorable resolution of two matters involving former employees, $181 related to realized currency gains from transactions associated with the consolidation of our International operations and $150 related to adjustments of accruals for facility and other costs.

     For the six months ended June 26, 2004 and June 28, 2003, respectively, eLoyalty recognized income of $193 and expense of $1,111. The income in the first six months of 2004 is primarily related to a favorable settlement of employment litigation in the International segment partially offset by the elimination of one position in our International segment. The $1,111 expense in the first six months of 2003 is primarily related to $1,676 of employee severance payments and related costs for the elimination of 27 positions, offset by adjustments of $234 following the favorable resolution of two matters involving former employees, $181 related to realized currency gains from transactions associated with the consolidation of our International operations and $150 related to adjustments of accruals for facility and other costs.

     During the six months ended June 26, 2004, eLoyalty made cash payments of $1,720 related to cost reduction actions initiated in 2004 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the third quarter of 2004 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the third quarter of 2004.

     Reserves for severance and related costs and their utilization for the six months ended June 26, 2004 are as follows:

	Reserve			Reserve
	Balance	Changes/		Balance
	12-27-03	Adjustments	Payments	6-26-04
Employee severance	$1,656	$(239)	$(1,275)	$142
Facilities	1,863	6	(345)	1,524
Other	116	40	(100)	56

Total	$3,635	$(193)	$(1,720)	$1,722

     Of the $1,722 that remained reserved as of June 26, 2004, $859 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $142 related to employee severance payments is recorded in “Accrued compensation and related costs” and the balance of $721 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $605 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.

Note 3 — Comprehensive Net Loss

     Comprehensive net loss is comprised of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June		June
	2004	2003	2004	2003
Net loss	$(432)	$(3,053)	$(2,733)	$(7,932)
Other comprehensive loss:
Effect of currency translation	(4)	49	(125)	83

Comprehensive net loss	$(436)	$(3,004)	$(2,858)	$(7,849)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.9 million and $3.8 million at June 26, 2004 and December 27, 2003, respectively.

Note 4 — Loss Per Share

     The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three		For the Six
	Months Ended		Months Ended
	June		June
	2004	2003	2004	2003
Net loss	$(432)	$(3,053)	$(2,733)	$(7,932)
Series B preferred stock dividends	(354)	(373)	(741)	(771)

Net loss available to common stockholders	$(786)	$(3,426)	$(3,474)	$(8,703)

Weighted average common shares outstanding	5,993	5,619	5,960	5,570

     In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,593 and 4,018 for the three months ended June 26, 2004 and June 28, 2003, respectively, and 4,488 and 4,144 for the six months ended June 26, 2004 and June 28, 2003, respectively.

Note 5 — Segment Information

     eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three months and six months ended June 26, 2004 and June 28, 2003, respectively, and total assets by reportable segment as of June 26, 2004 and December 27, 2003, respectively.

	North
For the Three Months Ended June	America	International	Total
Revenue
2004	$16,602	$1,574	$18,176
2003	$15,218	$1,190	$16,408
Operating loss
2004	$(59)	$(429)	$(488)
2003	$(910)	$(2,136)	$(3,046)

	North
For the Six Months Ended June	America	International	Total
Revenue
2004	$29,285	$3,315	$32,600
2003	$31,228	$2,907	$34,135
Operating loss
2004	$(2,631)	$(201)	$(2,832)
2003	$(4,934)	$(3,071)	$(8,005)
Total assets
June 26, 2004	$52,309	$6,914	$59,223
December 27, 2003	$54,213	$5,592	$59,805

			Total
	United		North	United		Other	Total
	States	Canada	America	Kingdom	Ireland	International	International	Total
For the Three Months Ended June
Revenue
2004	$15,736	$866	$16,602	$14	$1,024	$536	$1,574	$18,176
2003	$14,529	$689	$15,218	$119	$914	$157	$1,190	$16,408
For the Six Months Ended June
Revenue
2004	$27,725	$1,560	$29,285	$277	$2,149	$889	$3,315	$32,600
2003	$30,242	$986	$31,228	$309	$2,341	$257	$2,907	$34,135

     Total long-lived assets for US operations are $10,071 and $11,236 at June 26, 2004 and December 27, 2003, respectively. For the three months ended June 26, 2004 and June 28, 2003, Consulting services represented 76% and 82% of total revenue, Managed services represented 14% and 11% of total revenue and sales of third-party software represented 2% and less than 1% of total revenue, respectively. Reimbursed expenses represented 8% and 7% of total revenue for the three months ended June 26, 2004 and June 28, 2003, respectively. For the six months ended June 26, 2004 and June 28, 2003, Consulting services represented 74% and 80% of total revenue, Managed services represented 16% and 11% of total revenue and sales of third-party software represented 3% and 3% of total revenue, respectively. Reimbursed expenses represented 7% and 6% of total revenue for the six months ended June 26, 2004 and June 28, 2003, respectively.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June		June
	2004	2003	2004	2003
Net loss available to common stockholders as reported	$(786)	$(3,426)	$(3,474)	$(8,703)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	685	595	1,220	1,201
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method, net of related tax effects	(1,439)	(3,455)	(3,309)	(6,876)

Pro forma	$(1,540)	$(6,286)	$(5,563)	$(14,378)

Basic net loss per share:
As reported	$(0.13)	$(0.61)	$(0.58)	$(1.56)

Pro forma	$(0.26)	$(1.12)	$(0.93)	$(2.58)

Diluted net loss per share:
As reported	$(0.13)	$(0.61)	$(0.58)	$(1.56)

Pro forma	$(0.26)	$(1.12)	$(0.93)	$(2.58)

Assumptions used for valuation of option grants calculated in accordance with SFAS No. 148 are as follows:

	2004	2003
Risk-free interest rates	2.8%—1.8%	1.1%—3.1%
Expected dividend yield	0%	0%
Expected volatility	114%—111%	123%—129%
Expected lives	5.0 years	5.0 years

Note 7 — Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus reached by the Task Force in this Issue is effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the three months and six months ended June 26, 2004, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.

Note 8 — Litigation and Other Contingencies

     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at June 26, 2004 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.

     eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to eLoyalty by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and, as of June 26, 2004, management was not aware of future indemnification payments that it would be obligated to make.

Note 9 — Subsequent Event

     In July 2004, the Company completed the acquisition of substantially all of the assets of Interelate, Inc., a provider of customer analytics solutions that enable clients to acquire, retain and grow customers. In connection with the acquisition, eLoyalty paid Interelate a cash purchase price of $4,900 and a cash payment equal to Interelate’s estimated working capital at closing of approximately $500 (subject to post-closing adjustment), and assumed certain specified liabilities of Interelate.

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

Background

     eLoyalty is a leading management consulting, systems integration and managed services company focused on optimizing customer interactions. We offer a broad range of customer relationship management (“CRM”) solutions including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems. Revenue across our various service lines is generated from professional services primarily and, to a minor degree, resales of software and hardware. Consulting services involve evaluating, selecting, building or integrating CRM systems for clients. Managed services involve a range of contact center services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. Consulting services are generally billed on a time and materials basis or, periodically, on a fixed-fee basis, where Managed services are generally provided for a contracted price over a specified period. We operate in two primary business segments — North America (consisting of the United States and Canada) and International. In July 2004, we completed the acquisition of substantially all of the assets of Interelate, Inc. Accordingly, this acquisition will impact our financial results beginning in the third quarter of 2004.

Overview of the Results of Operations and Financial Position

     The following is an overview of our operating results and financial position for the second quarter of 2004, which includes a discussion of business trends, revenue, gross profit margin percentage (total revenue less cost of services divided by total revenue), expenses and cash flows for this period. The following table summarizes the major components of our revenue over the last six quarters:

	Three Months Ended
(000’s)	6/26/2004	3/27/2004	12/27/2003	9/27/2003	6/28/2003	3/29/2003
Revenue:
Consulting services	$13,770	$10,475	$10,547	$10,514	$13,479	$13,798
Managed services	2,612	2,700	2,444	2,061	1,786	1,950

Services revenue	16,382	13,175	12,991	12,575	15,265	15,748
Software	420	426	1,054	84	80	980
Reimbursed expenses	1,374	823	941	799	1,063	999

Total revenue	$18,176	$14,424	$14,986	$13,458	$16,408	$17,727

Gross profit margin percentage	29%	23%	20%	16%	27%	25%

     Our results of operations are affected by general business conditions, levels of economic activity and rates of change in the industry sectors we serve. The pace of technological change and the amount of technology spending by our clients in the areas of marketing, sales and customer service also influence our operating results. eLoyalty’s ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. In addition, our high level of customer concentration can influence our financial results as large clients can increase or decrease their spending from period to period, which may have a significant impact on our results of operations. Our ability to attract and increase the spending of new customers is also an important driver of our results of operations. In the first half of 2004, we added 28 new customers, compared to adding 29 new customers in total for fiscal 2003, and accordingly had 65 customers in the second quarter of 2004 compared to 54 customers in the second quarter of 2003.

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

     In the second quarter of 2004, revenue from Consulting services grew by $3.3 million, a 31% sequential increase when compared to the first quarter of 2004, aided by strong utilization, as well as a large add-on project at an existing client. This revenue performance in Consulting services helped drive a 24% sequential increase in total Services revenue when the second quarter of 2004 is compared to the first quarter of 2004. Utilization of billable consultants was 82% in the second quarter of 2004, an eighteen-percentage point increase compared to the first quarter 2004 utilization of 64%.

     Prior to the second quarter of 2004, Services revenue had shown modest growth in each of the two quarters ended March 2004 and December 2003. This growth had principally been driven by strong sequential revenue growth in Managed services. In the second quarter of 2004, revenue from Managed services was down 3% on a sequential basis due to a reduction in aggregate fees from certain end-users of a customer’s Internet banking offerings. This reduction could not be completely offset by the continued growth in our Cisco Internet Protocol Contact Center (“IPCC”) Managed services offerings. Even with the aforementioned sequential reduction, Managed services grew 46% in the second quarter of 2004, when compared to the second quarter of 2003.

     In the second quarter of 2004, Managed services comprised 16% of our Services revenue. In fiscal 2003, Managed services comprised 15% of our Services revenue. We believe Managed services will continue to experience revenue growth, primarily as a result of industry trends to outsource technology to third party providers, as well as the growing adoption by Global 2000 companies of new technologies such as Voice-over-Internet-Protocol (“VoIP”). In addition, the acquisition of Interelate in the third quarter is expected to add to our Managed services revenue and offerings in the area of customer analytics solutions.

     Consulting services generated $13.8 million of revenue in the second quarter of 2004, which is equal to the Consulting services revenue realized in the first quarter of 2003. In each of the three quarters ended March 2004, December 2004 and September 2004, we experienced a significant decrease in Consulting services revenue from the first and second quarters of 2003, primarily due to reduced spending by large clients.

     For example, our largest customer in fiscal 2003 accounted for approximately 24% of our total revenue. For the six quarters ended June 2004, revenue from this client was $1.5 million, $1.0 million, $1.3 million, $3.0 million, $5.1 million and $5.4 million, respectively, illustrating, through March 2004, four straight quarters of sequential spending declines by this client. The top ten clients in the second quarter of 2004, which comprised approximately 76% of our second quarter revenue, spent approximately $4.0 million more with us than the top 10 clients in the first quarter of 2004. In addition, four of our top six clients in the fourth quarter of 2003 (the top 6 clients in the fourth quarter comprised 57% of total revenue), spent $1.8 million less, in the aggregate, than they spent in the first quarter of 2004. All of these clients continue to do business with eLoyalty today and, we believe, should remain eLoyalty clients for the foreseeable future. We also believe these clients are highly satisfied customers, however their spending patterns can vary significantly from quarter to quarter, and in conjunction with new account revenue and changes in other existing client revenue, can create a measure of underlying volatility in our quarterly results due to our size and current customer base of 65 clients.

     Further, the addition of new client accounts, large add-on projects at existing clients and shifts in our customer concentration has impacted the mix of our revenue results. In addition, the acquisition of the Interelate business is expected to add approximately twelve new customers in the third quarter of 2004.

     Managed services engagements typically involve annual contracts and usually do not have the same underlying revenue volatility as Consulting services. Our growth in Managed services has historically been driven and will continue to be driven for the foreseeable future by new clients, including expansion of our services in existing accounts, as well as the acquisition of Interelate.

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

     We are presently expecting a sequential revenue increase in our Services revenue in the third quarter of 2004, compared to the second quarter of 2004, primarily driven by the Interelate acquisition. Services revenues in the third quarter of 2004 are presently expected to range from $16.5 million to $18.0 million. In general, we believe that new and existing clients presently have access to more capital for CRM solutions spending and investment than in recent years.

     The gross profit margin percentage in the second quarter of 2004 was 29%, which was favorable to the first quarter 2004 by six-percentage points and favorable by seven-percentage points to the level realized in fiscal 2003. Improved utilization of 82% was the primary driver of a gross profit margin percentage improvement when compared to the 23% gross profit margin percentage realized in the first quarter of 2004. Utilization is affected by the size of our delivery organization and the demand for our services.

     Cost management remains a focus of eLoyalty. Total selling, general and administrative expenses in the second quarter of 2004 were reduced by $1.7 million when compared to the second quarter of 2003. However, due to the increased demand for our services, cost of services increased by $1.8 million in the second quarter compared to the first quarter of 2004 due to hiring of client delivery services personnel. Accordingly, we presently expect that this hiring, before the effect of the Interelate acquisition, will result in an increase in personnel costs in the third quarter of 2004 when compared to the second quarter of 2004. However, we do not presently plan to increase our expenses in areas other than those dedicated to client delivery, sales and service focused on revenue related activities. The acquisition of Interelate’s business is expected to cause our expenses to increase in the third quarter, primarily in cost of services.

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

     In the first half of 2004, we used total cash of $3.8 million, primarily to fund the operating loss, the dividend payment related to the 7% Series B Convertible Preferred Stock (“Series B stock”), and both short-term and long-term capital requirements, primarily accounts receivable, which were only partially offset by advance payments by clients which are reflected as increases in unearned revenue and long-term unearned revenue. We funded these uses of cash out of our existing cash balances, which in total were $34.1 million at June 26, 2004.

     In 2004, we continue to have cash obligations related to severance and related costs recognized in previous periods, an expectation of Series B stock cash dividends, and modest capital expenditure requirements. In addition, in July 2004 we spent a total of approximately $5.4 million to fund the acquisition of Interelate, all of which was funded from our existing cash balances. We believe that our significant cost reductions through the first quarter of 2004, in conjunction with an expected improvement in utilization compared to historical levels achieved in fiscal 2003, an anticipated abatement in the historical decline of billing rates experienced in fiscal 2003 and prior periods and the addition of new clients, including new clients resulting from the acquisition of Interelate, will move us closer to or even exceed a cash break-even position on a consistent quarterly basis (i.e. having cash expenses in a quarter equal quarterly revenue) in 2004. However, the uncertainty with respect to the size of spending by new customers and the anticipated variable spending of certain existing large clients makes it difficult to predict when consistent future operating performance will be achieved. Notwithstanding these uncertainties, we believe that our significant total cash balances at June 26, 2004, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months including the acquisition of Interelate.

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

     eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involve integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis and periodically performs projects on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed. Revenue from Managed service contracts are recognized ratably over the contract period as the services are performed. Revenue from the sales of software/hardware are recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2001 through second quarter of 2004. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

Second Quarter 2004 Compared with Second Quarter 2003

Revenue

     Our revenue increased $1.8 million, or 11%, to $18.2 million in the second quarter of 2004 from $16.4 million in the second quarter of 2003. Revenue from Consulting services increased $0.3 million, or 2%, to $13.8 million in the second quarter of 2004 from $13.5 million in the second quarter of 2003. Consulting services revenue represented 76% and 82% of total revenue for the quarters ended June 26, 2004 and June 28, 2003, respectively. The increase in Consulting service revenue is primarily due to a stronger global economic environment that led to increased demand for the CRM Consulting services provided by us. Revenue from Managed services increased $0.8 million, or 46%, to $2.6 million in the second quarter of 2004 from $1.8 million in the second quarter of 2003. Managed services revenue represented 14% and 11% of total revenue for the quarters ended June 26, 2004 and June 28, 2003, respectively. The increase in Managed services is driven by the continued growth in our Cisco IPCC offerings. Revenue from software sales increased $0.3 million, to $0.4 million in the second quarter of 2004 from $0.1 million in the second quarter of 2003. Software sales represented 2% and less than 1% of total revenue for the quarters ended June 26, 2004 and June 28, 2003, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of third-party software was $0.4 million, $0.4 million, $1.1 million, $0.1 million, $0.1 million and $1.0 million, for the second quarter of 2004, first quarter of 2004, fourth quarter of 2003, third quarter of 2003, second quarter of 2003 and first quarter of 2003, respectively. Revenue from Reimbursed expenses increased $0.3 million, to $1.4 million in the second quarter of 2004 from $1.1 million in the second quarter of 2003.

     Revenue from North American operations increased $1.4 million, or 9%, to $16.6 million in the second quarter of 2004 from $15.2 million in the second quarter of 2003. International operations revenue (which primarily represents revenue from Europe and Australia) increased $0.4 million, or 32%, to $1.6 million in the second quarter of 2004 from $1.2 million in the second quarter of 2003, respectively. As a percentage of consolidated revenue, revenue from International operations increased to 9% in the second quarter of 2004 from 7% in the second quarter of 2003. The impact of a weak US dollar in the second quarter of 2004, contributed 0% of total revenue, and 5% of revenue from International operations compared to the second quarter of 2003.

     Utilization of billable consulting personnel was 82% and 65% for the second quarter of 2004 and 2003, respectively, and 64% in the first quarter of 2004. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $165 in the second quarter of 2004 versus $176 in the second quarter of 2003 and $174 in the first quarter of 2004. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $156 for the second quarter of 2004, $165 for the second quarter of 2003 and $166 for the first quarter of 2004. Our revenue per billable consultant was $327,000 in the second quarter of 2004, $262,000 in the second quarter of 2003 and $267,000 in the first quarter of 2004.

     Our top ten customers accounted for 76% and 78% of total revenue in the second quarter of 2004 and 2003, respectively. In addition, the top twenty customers accounted for 89% of total revenue in the second quarter of 2004 and 2003, respectively. Two clients each accounted for 10% or more of total revenue in the second quarter of 2004. Crowe, Chizek and Company LLP and Allstate Insurance Company accounted for 19% and 14% of total revenue in the second quarter of 2004, respectively. Concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

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

     Cost of services increased $1.0 million, or 8%, to $12.9 million in the second quarter of 2004 from $11.9 million in the second quarter of 2003. The increase is primarily due to additional software costs, Managed service contract costs and subcontractor costs. Cost of services as a percentage of revenue decreased to 71% in the second quarter of 2004 compared to 73% in the second quarter of 2003. This percentage decrease was primarily due to the impact of a seventeen-percentage point improvement in utilization compared to the second quarter of 2003 partially offset by lower effective bill rates.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectible amounts.

     Selling, general and administrative expenses decreased $1.7 million, or 27%, to $4.6 million in the second quarter of 2004 from $6.3 million in the second quarter of 2003. This decrease was primarily the result of $0.8 million savings due to personnel reductions, $0.5 million favorable adjustment resulting from the final determination of a previous estimate related to the collection of a receivable, as well as a $0.3 million reduction in spending on outside services such as telecommunications costs and professional fees, and $0.1 million savings related to reduced rent and lease costs. The comparable headcounts were 61 at the end of the second quarter of 2004 and 82 at the end of the second quarter of 2003.

Severance and Related Costs

     Severance and related costs increased $0.1 million, or 100% to $0 in the second quarter of 2004 compared to income of $0.1 million in the second quarter of 2003. We expect substantially all severance and related costs associated with cost reduction activities initiated in prior periods to be paid out by the end of the third quarter of 2004, pursuant to agreements entered into with affected employees. Voluntary and involuntary terminations, net of limited hiring, have reduced our headcount to 293 employees at June 26, 2004 from 333 employees at June 28, 2003. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the third quarter of 2004.

     In the second quarter of 2004, severance and related costs reflect the elimination of one position in International operations which were immaterial. In the second quarter of 2003, severance and related costs totaled income of $0.1 million, net of $0.6 million of favorable adjustments. Included in severance and related costs for the second quarter of 2003 is $0.4 million of severance and related costs associated with the elimination of five positions in our North American and International operations offset by adjustments of $0.2 million following the favorable resolution of two matters involving former employees, $0.2 million related to realized currency gains from transactions associated with the consolidation of our International operations and $0.2 million related to adjustments of accruals for facility and other costs. These cost reduction activities were designed to size our workforce to meet our expected business requirements. Annual savings related to the cost reduction actions in 2004 are expected to be $0.1 million and will be realized in 2005. Annual savings resulting from the cost reduction actions initiated in 2003 are expected to be approximately $10.7 million and will be realized in 2004.

Depreciation and Amortization Expense

     Depreciation and amortization expense decreased $0.2 million, or 18%, to $1.1 million in the second quarter of 2004 compared to $1.3 million in the second quarter of 2003. This decrease is due to assets becoming fully depreciated or disposed of, partially offset by the amortization of a license, purchased in the second quarter of 2003, for certain intellectual property that is being utilized within our business.

Operating Loss

     Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $0.5 million for the second quarter ended June 26, 2004, compared to an operating loss of approximately $3.0 million for the second quarter ended June 28, 2003.

Interest Income (Expense) and Other, net

     Non-operating interest income (expense) and other remained constant at $0.1 million, in the second quarters of 2004 and 2003, respectively.

Income Tax Provision

     Income taxes were $0 and $0.1 million in the second quarters of 2004 and 2003, respectively. The $0.1 million in the second quarter of 2003 related to city trade taxes and withholding taxes related to cash distributions to the US operating unit, all relating to our German operation. As of June 26, 2004, total deferred tax assets of $69.5 million are fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

     We reported a net loss available to common stockholders of $0.8 million for the second quarter of 2004 as compared with a net loss available to common stockholders of $3.4 million in the second quarter of 2003. We reported a net loss of $0.13 per share on a basic and diluted basis in the second quarter of 2004 compared to a net loss of $0.61 per share on a basic and diluted basis in the second quarter of 2003. Improved performance in 2004 is primarily driven by stronger utilization and lower selling, general and administrative expenses. The losses in 2003 are primarily attributable to continued declines in our business.

First Six Months of 2004 Compared with First Six Months of 2003

Revenue

     Our revenue decreased $1.5 million, or 4%, to $32.6 million in the first six months of 2004 from $34.1 million in the first six months of 2003. Revenue from Consulting services decreased $3.0 million, or 11%, to $24.3 million in the first six months of 2004 from $27.3 million in the first six months of 2003. Consulting services revenue represented 74% and 80% of total revenue for the six months ended June 26, 2004 and June 28, 2003, respectively. The decrease in Consulting services revenue is primarily due to a weak global economic environment that led to decreased demand for the CRM Consulting services provided by us in the first quarter of 2004. Revenue from Managed services increased $1.6 million, or 43%, to $5.3 million in the first six months of 2004 from $3.7 million in the first six months of 2003. Managed services revenue represented 16% and 11% of total revenue for the six months ended June 26, 2004 and June 28, 2003, respectively. The increase in Managed services is driven by the continued growth in our Cisco IPCC offerings. Revenue from software sales decreased $0.3 million, to $0.8 million in the first six months of 2004 from $1.1 million in the first six months of 2003. Software sales represented 3% of total revenue for the six months ended June 26, 2004 and June 28, 2003, respectively. Revenue from Reimbursed expenses increased $0.1 million, to $2.2 million in the six months ended June 26, 2004 from $2.1 million in the six months ended June 28, 2003.

     Revenue from North American operations decreased $1.9 million, or 6%, to $29.3 million in the first six months of 2004 from $31.2 million in the first six months of 2003. International operations revenue (which primarily represents revenue from Europe and Australia) increased $0.4 million, or 14%, to $3.3 million in the first six months of 2004 from $2.9 million in the first six months of 2003, respectively. As a percentage of consolidated revenue, revenue from International operations increased to 10% in the first six months of 2004 from 8% in the first six months of 2003. The impact of a weak US dollar in the first six months of 2004, contributed 1% of total revenue, and 10% of revenue from International operations compared to the first six months of 2003.

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

     Cost of services decreased $1.3 million, or 5%, to $24.0 million in the first six months of 2004 from $25.3 million in the first six months of 2003. This is due primarily to a 7% decrease in the number of our engageable consultants to 241 as of June 26, 2004 from 258 as of June 28, 2003. Reduced spending in compensation and travel costs are partially offset by increased costs associated with Managed services contracts. Cost of services as a percentage of revenue remained constant at 74% in the first six months of 2004 and 2003, respectively.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectible amounts.

     Selling, general and administrative expenses decreased $3.6 million, or 28%, to $9.4 million in the first six months of 2004 from $13.0 million in the first six months of 2003. This decrease was primarily the result of a $2.0 million savings due to personnel reductions, a $0.6 million reduction in spending on outside services such as telecommunications costs and professional fees, as well as a $0.5 million favorable adjustment resulting from the final determination of a previous estimate related to the collection of a receivable and a $0.4 million savings related to reduced rent and lease costs.

Severance and Related Costs

     Severance and related costs represented income of $0.2 million in the first six months of 2004 compared to expense of $1.1 million in the first six months of 2003. We expect substantially all severance and related costs associated with cost reduction activities initiated in prior periods to be paid out by the end of the third quarter of 2004, pursuant to agreements entered into with affected employees. Voluntary and involuntary terminations, net of limited hiring, have reduced our headcount to 293 employees at June 26, 2004 from 333 employees at June 28, 2003. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the third quarter of 2004.

     In the first six months of 2004, severance and related costs reflect an adjustment of $0.2 million primarily related to a favorable settlement of employment litigation in the International segment partially offset by the elimination of one position in our International segment. Severance and related costs of $1.1 million in the first six months of 2003 related to $1.7 million of employee severance payments and related costs for the elimination of 27 positions, offset by adjustments of $0.2 million following the favorable resolution of two matters involving former employees, $0.2 million related to realized currency gains from transactions associated with the consolidation of our International operations and $0.2 million related to adjustments of accruals for facility and other costs. In 2003, in response to the business environment and decreased demand for IT consulting services, a number of cost reduction activities were undertaken, consisting of personnel reductions. These cost reduction activities were designed to size our workforce to meet our expected business requirements. Annual savings related to the cost reduction actions in 2004 are expected to be $0.1 million and will be realized in 2005. Annual savings resulting from the cost reduction actions initiated in 2003 are expected to be approximately $10.7 million and will be realized in 2004.

Depreciation and Amortization Expense

     Depreciation and amortization expense decreased $0.4 million, or 16%, to $2.3 million in the first six months of 2004 compared to $2.7 million in the first six months of 2003. This decrease is due to assets becoming fully depreciated or disposed of, partially offset by the amortization of a license, purchased in the first six months of 2003, for certain intellectual property that is being utilized within our business.

Operating Loss

     Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $2.8 million for the first six months ended June 26, 2004, compared to an operating loss of approximately $8.0 million for the first six months ended June 28, 2003.

Interest Income (Expense) and Other, net

     Non-operating interest income (expense) and other decreased $0.1 million, to $0.1 million in the first six months of 2004 compared to $0.2 million in the first six months of 2003. The $0.1 million decrease in non-operating other income was primarily related to lower yields on our investments, partially offset by decreased interest expense related to our borrowings under the line of credit.

Income Tax Provision

     Income taxes were $0 and $0.1 million in the first six months of 2004 and 2003, respectively. The $0.1 million in the first six months of 2003 related to city trade taxes and withholding taxes related to cash distributions to the US operating unit, all relating to our German operation. As of June 26, 2004, total deferred tax assets of $69.5 million are fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

     We reported a net loss available to common stockholders of $3.5 million for the first six months of 2004 as compared with a net loss available to common stockholders of $8.7 million in the first six months of 2003. We reported a net loss of $0.58 per share on a basic and diluted basis in the first six months of 2004 compared to a net loss of $1.56 per share on a basic and diluted basis in the first six months of 2003. Improved performance in 2004 is primarily driven by stronger utilization and lower selling, general and administrative expenses. The losses in 2003 are primarily attributable to continued declines in our business and the charges for severance and related costs.

Liquidity and Capital Resources

Introduction

     Our principal capital requirements are to fund working capital needs, capital expenditures, payment of Series B stock dividends, and other investments in support of revenue generation and growth. Our principal current capital resources consist of our cash and cash equivalent balances. At June 26, 2004, we had cash and cash equivalents of approximately $33.5 million and restricted cash of approximately $0.6 million. Our cash and cash equivalents position decreased $3.5 million, or 9%, to $33.5 million as of June 26, 2004 compared to $37.0 million at December 27, 2003. Restricted cash represents cash as security for our letters of credit. Restricted cash decreased $0.3 million, to $0.6 million as of June 26, 2004 compared to $0.9 million at December 27, 2003. The $0.3 million decrease in restricted cash is primarily due to reducing the letters of credit.

Cash Flow from Operating Activities

     Cash flows from operating activities were a use of approximately $2.7 million and $9.1 million during the first six months of 2004 and 2003, respectively. Net cash outflows from operating losses, annual corporate insurance payments, prepaid software maintenance contracts, and payments with respect to severance and related costs contributed to the use of cash. Days sales outstanding (“DSO”) of 51 days at June 26, 2004 represented an improvement of 9 days compared to 60 days at June 28, 2003. Compared to DSO of 39 days at December 27, 2003, DSO rose 12 days, and accordingly, adversely affected cash flow in the first six months of 2004. We do not expect any significant collection issues with our clients. Unearned revenue was a source of cash during the first six months of 2004 as this increase primarily reflects payments from our clients for Managed services contracts. At June 26, 2004, there remained $1.7 million of unpaid severance and related costs (see Note Two).

Cash Flow from Investing Activities

     Cash flows used in investing activities, consisting of capital expenditures and other, decreased $0.7 million to $0.2 million in the first six months of 2004, and primarily related to our Managed services business. In the first six months of 2003 capital expenditures of $0.9 million were primarily related to an investment in IT infrastructure and our Managed services business. We expect our capital expenditures, exclusive of those associated with the acquisition of the Interelate business for 2004 to be less than $1.0 million. On July 16, 2004, we spent approximately $5.4 million of our cash balances to fund the Interelate acquisition.

Cash Flow from Financing Activities

     Cash flows used in financing activities decreased $1.0 million to $0.4 million in the first six months of 2004 from $1.4 million in the first six months of 2003. The $0.4 million of cash used in 2004 is attributable to cash dividends of $0.7 million paid in January of 2004 on the Series B convertible preferred stock (“Series B stock”) offset by $0.3 million decrease in restricted cash. The $1.4 million of cash used in the first six months of 2003 is attributable to cash dividends of $0.8 million paid in January 2003 on the Series B stock, $0.6 million increase in restricted cash and borrowings of $17.2 million offset by payments of $17.2 million under our credit line. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity

     Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $33.5 million and $37.0 million as of June 26, 2004 and December 27, 2003, respectively. In addition, our restricted cash of $0.6 million at June 26, 2004 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies.

Bank Facility

     The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). Effective December 23, 2003, the maximum principal amount of the secured line of credit under the agreement decreased from $15 million to $2 million through December 31, 2004 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings at June 26, 2004 and December 27, 2003, respectively. Available credit under the Facility has been reduced by $0.6 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. In the first six months of 2004, we did not have any borrowings under the Facility. At June 28, 2003 the effective annualized interest rate was 1.9%. Interest expense was $0 and $49 for the six months ended June 26, 2004 and June 28, 2003, respectively.

Customer Concentration

     At June 26, 2004 we had four customers each accounting for 10% or more of total net receivables. Crowe, Chizek and Company LLP accounted for 22%, Allstate Insurance Company accounted for 15%, UnitedHealth Group accounted for 11% and Atlantic Coast Airlines accounted for 10%, respectively of total net accounts receivable. Of these amounts, we have collected approximately 13% from Crowe, Chizek and Company LLP, 56% from Allstate Insurance Company, 16% from UnitedHealth Group and 31% from Atlantic Coast Airlines, respectively, through August 6th. Of total gross accounts receivable as of August 6th, we have collected 43% subsequent to June 26, 2004. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Recent Accounting Pronouncements

     In March 2004, the EITF reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus reached by the Task Force in this Issue is effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the three months and six months ended June 26, 2004, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.

Factors That May Affect Future Results or Market Price of Stock

     Some of the factors that may affect our future results or the market price of our stock and cause or contribute to material differences between actual results and those reflected in forward-looking statements contained in this Form 10-Q include the following:

•	uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments, including potential client delays or deferrals of new engagements or existing project extensions in light of prevailing general economic conditions and uncertainties; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	risks involving the variability and predictability of the number, size, scope, cost and duration of, and revenue from client engagements, including risks to our ability to achieve revenue from projects that have been awarded to us as a result of unanticipated deferrals or cancellations of engagements due to changes in customers’ requirements or preferences for the company’s services (because the company’s business is relationship-based, substantially all of the company’s customers retain the right to defer or cancel the company’s engagement, regardless of whether there is a written contract);

•	management of the other risks associated with increasingly complex client projects and new services offerings, including risks relating to the collection of billed amounts, shifts from time and materials-based engagements to alternative pricing or value-based models and variable employee utilization rates, project personnel costs and project requirements;

•	management of growth, expansion into new geographic and market areas and development and introduction of new service offerings, including the timely and cost-effective implementation of enhanced operating, financial and other infrastructure systems and procedures;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software, including firms with both significantly greater financial and technical resources than eLoyalty and new entrants;

•	the rapid pace of technological innovation in the information technology services industry, including frequent technological advances and new product introductions and enhancements, and the ability to create innovative and adaptable solutions that are consistent with evolving standards and responsive to client needs, preferences and expectations;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology services industries including those relating to data privacy;

•	our ability to execute our strategy of reducing costs, achieving the benefits of costs reduction activities and maintaining a lower cost structure;

•	our ability to successfully and timely integrate acquired operations into our business;

•	maintenance of our reputation and expansion of our name recognition in the marketplace;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	the overall demand for CRM services and software and information technology consulting services generally; and

•	the uncertain scope of the current economic recovery and its impact on our business, as well as the impact of other future general business, capital market and economic conditions and volatility.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the quarters ended June 26, 2004 and June 28, 2003, 13% and 11%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 4. Controls and Procedures

     An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 26, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 2. Repurchases of Common Stock

     The following table provides information relating to the Company’s purchase of shares of its common stock in the second quarter of fiscal 2004. All of these purchases reflect shares withheld upon vesting of restricted stock or bonus stock, to satisfy tax withholding obligations.

			Total Number of Shares
	Total Number of	Average	Purchased as Part of
	Shares	Price Paid	Publicly Announced Plans
Period	Purchased	Per Share	or Programs
March 28, 2004 – April 26, 2004
Common stock	6,492	$6.36	—
April 27, 2004 – May 26, 2004
Common stock	514	$6.65	—
May 27, 2004 – June 26, 2004
Common stock	25,183	$6.33	—

Total
Common stock	32,189	$6.34	—

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2004 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 20, 2004. Represented at the Annual Meeting, either in person or by proxy, were 9,216,917 voting shares, consisting of common stock and Series B preferred stock. This represented more than a majority of the shares of eLoyalty common and preferred stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.

     The following actions were taken at the Annual Meeting:

1.	Messrs. Hoag and Staley, the nominees for election as Class II Directors at the Annual Meeting, were re-elected to serve as members of eLoyalty’s Board of Directors for a three year term expiring in 2007. The vote for Mr. Hoag was: 8,922,731 shares voted in favor of election, and 294,186 votes withheld. The vote for Mr. Staley was: 8,788,704 shares voted in favor of election and 428,213 votes withheld.

2.	Stockholders ratified the appointment of PricewaterhouseCoopers LLP as eLoyalty’s independent public accountants for its current fiscal year ending January 1, 2005. The vote was: 8,967,807 shares voted in favor of the ratification of such appointment; 248,157 voted against it, and 953 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.1	Asset Purchase Agreement dated June 23, 2004 between eLoyalty Corporation and Interelate, Inc.

31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy J. Cunningham under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Timothy J. Cunningham under Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

          On April 7, 2004, eLoyalty furnished a Form 8-K under Item 7, providing an update on significant elements of its business.

          On May 10, 2004, eLoyalty furnished a Form 8-K under Item 12, providing information regarding eLoyalty’s first quarter 2004 results of operations and financial condition.

          On June 24, 2004, eLoyalty filed a Form 8-K under Item 5, announcing that eLoyalty had reached a definitive agreement to acquire substantially all the assets of Interelate, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 10, 2004.

eLOYALTY CORPORATION
By	/s/ Timothy J. Cunningham
Timothy J. Cunningham
Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized signatory and principal financial and accounting officer)