Form 10-Q
period 2004-09-25
ELOYALTY CORP
filed 2004-11-09
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 3, 2004 was 7,330,936.

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 25,	December 27,
	2004	2003
ASSETS:
Current Assets:
Cash and cash equivalents	$25,218	$36,953
Restricted cash	803	899
Receivables (net of allowances of $389 and $1,493)	13,605	7,631
Prepaid expenses	3,319	1,430
Other current assets	858	402

Total current assets	43,803	47,315
Equipment and leasehold improvements, net	8,260	9,388
Goodwill	2,647	1,671
Intangibles, net	1,881	262
Long-term receivables and other	2,011	1,169

Total assets	$58,602	$59,805

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$2,295	$2,852
Accrued compensation and related costs	5,471	4,580
Unearned revenue	4,313	1,226
Other current liabilities	4,474	4,788

Total current liabilities	16,553	13,446
Long-term unearned revenue	718	—
Other long-term liabilities	758	1,144

Total liabilities	18,029	14,590

Commitments and contingencies (Note 9)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,151,519 and 4,156,221 shares issued and outstanding with a liquidation preference of $21,543 and $21,922 at September 25, 2004 and December 27, 2003, respectively	21,173	21,197
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,332,080 and 6,919,599 shares issued and outstanding, respectively	73	69
Additional paid-in capital	150,684	149,140
Accumulated deficit	(119,966)	(115,165)
Accumulated other comprehensive loss	(3,907)	(3,832)
Unearned compensation	(7,484)	(6,194)

Total stockholders’ equity	19,400	24,018

Total liabilities and stockholders’ equity	$58,602	$59,805

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September		September
	2004	2003	2004	2003
Revenue	$19,942	$13,458	$52,542	$47,593
Operating Expenses:
Cost of services	14,698	11,342	38,706	36,631
Selling, general and administrative expenses	5,013	5,842	14,369	18,889
Severance and related costs	809	346	616	1,457
Depreciation and amortization expense	1,543	1,445	3,804	4,138

Total operating expenses	22,063	18,975	57,495	61,115

Operating loss	(2,121)	(5,517)	(4,953)	(13,522)
Interest income (expense) and other, net	53	53	152	211

Loss before income taxes	(2,068)	(5,464)	(4,801)	(13,311)
Income tax provision	—	—	—	85

Net loss	(2,068)	(5,464)	(4,801)	(13,396)
Dividends related to Series B preferred stock	(387)	(382)	(1,128)	(1,153)

Net loss available to common stockholders	$(2,455)	$(5,846)	$(5,929)	$(14,549)

Basic net loss per common share	$(0.41)	$(1.02)	$(0.99)	$(2.58)

Diluted net loss per common share	$(0.41)	$(1.02)	$(0.99)	$(2.58)

Shares used to calculate basic net loss per share	6,058	5,759	5,992	5,633

Shares used to calculate diluted net loss per share	6,058	5,759	5,992	5,633

Noncash compensation included in individual line items above:
Cost of services	$303	$221	$759	$631
Selling, general and administrative expenses	429	545	1,236	1,634
Severance and related costs	176	—	176	—

Total noncash compensation	$908	$766	$2,171	$2,265

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the Nine Months
	Ended September
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(4,801)	$(13,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and noncash compensation	5,975	6,403
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(4,931)	3,132
Prepaids and other current assets	(2,107)	(819)
Accounts payable	(620)	57
Accrued compensation and related costs	47	(1,518)
Unearned revenue	3,564	783
Other liabilities	(636)	(2,882)
Long-term receivables and other	(859)	17

Net cash used in operating activities	(4,368)	(8,223)

Cash Flows from Investing Activities:
Interelate acquisition	(5,584)	—
Capital expenditures and other	(337)	(1,174)

Net cash used in investing activities	(5,921)	(1,174)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	—	25,800
Repayments on revolving credit agreement	—	(25,800)
Proceeds from exercise of stock options	1	—
Decrease (increase) in restricted cash	96	(92)
Payment of Series B dividends	(1,483)	(1,543)

Net cash used in financing activities	(1,386)	(1,635)

Effect of exchange rate changes on cash and cash equivalents	(60)	117

Decrease in cash and cash equivalents	(11,735)	(10,915)
Cash and cash equivalents, beginning of period	36,953	48,879

Cash and cash equivalents, end of period	$25,218	$37,964

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$(75)
Cash (paid) refunded for income taxes, net	$(45)	$208

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share data)

Note 1 — General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we” or “eLoyalty”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 25, 2004, the condensed consolidated results of our operations for the three months and nine months ended September 25, 2004 and September 27, 2003 and our condensed consolidated cash flows for the nine months ended September 25, 2004 and September 27, 2003, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Note 2 — Acquisition

     On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5,380 of cash consideration (before transaction costs) (the “Interelate Acquisition”). The acquired business, employees, customers and net assets have been integrated into eLoyalty and it operates as a service line within the company’s business as eLoyalty Marketing Managed Services (“MMS”).

     MMS is a provider of customer analytics solutions that enable clients to acquire, retain and grow customers. The hosting model, skills and experience with complex customer data management and campaign management are expected to expand eLoyalty’s Managed services operations and augment eLoyalty’s capabilities in marketing solutions and analytics.

     eLoyalty’s consolidated financial statements reflect the cash consideration paid to Interelate of $5,380 and external transaction costs of $204 totaling $5,584. There is no contingent consideration in this transaction.

     The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their fair values as of the date of acquisition.

     The purchase price allocation as of July 16, 2004 is as follows:

Accounts receivable and other current assets	$1,387
Equipment, Software and Leasehold Improvements:
Computer equipment and furniture	1,167
Software	989

Total equipment, software and leasehold improvements	2,156
Goodwill	976
Intangible Asset:
Client relationships	1,800

Total intangible asset	1,800

Total assets	6,319
Liabilities assumed	(735)

Net assets acquired	$5,584

     The incremental impact on eLoyalty’s third quarter 2004 operating performance from the Interelate Acquisition is as follows (from July 16, 2004 to September 25, 2004):

Revenue	$1,566
Operating Expenses:
Cost of services	774
Selling, general and administrative expenses	65
Depreciation and amortization expense	419

Total operating expenses	1,258
Operating income	308
Interest income (expense) and other, net	(18)
Income tax provision	—

Net income	$290

     The Interelate Acquisition was accretive to eLoyalty’s financial results in the third quarter and reduced the Basic net loss per common share and the Diluted net loss per common share by $0.05 each.

     The weighted average life of the computer equipment and furniture is approximately 1.6 years, with approximately 80% of these assets being fully depreciated in the first year following the Interelate Acquisition. Software has a weighted average life of approximately 3 years for depreciation purposes.

     Although the goodwill is deductible for U.S. income tax purposes, the prospective value may be limited due to the uncertainty regarding the realization of eLoyalty’s net deferred tax assets. The amortizable intangible asset resulting from the transaction is Client relationships, which has a weighted average life of approximately 4.5 years.

     The fixed assets (inclusive of software), intangible asset and goodwill are reported as components of our North American segment.

     Pro forma results of operations are not presented for the Interelate Acquisition because the effect of the acquisition was not material.

Note 3 — Stock Based Compensation

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

     The following table illustrates the effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation. No compensation costs have been recognized for awards of stock options in the accompanying Condensed Consolidated Statements of Operations. Compensation costs were recognized for restricted and installment awards as expense in the accompanying Condensed Consolidated Statements of Operations.

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September
	2004	2003	2004	2003
Net loss available to common stockholders as reported	$(2,455)	$(5,846)	$(5,929)	$(14,549)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	670	643	1,890	1,844
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(921)	(3,184)	(4,230)	(10,060)

Pro forma	$(2,706)	$(8,387)	$(8,269)	$(22,765)

Basic net loss per share:
As reported	$(0.41)	$(1.02)	$(0.99)	$(2.58)

Pro forma	$(0.45)	$(1.46)	$(1.38)	$(4.04)

Diluted net loss per share:
As reported	$(0.41)	$(1.02)	$(0.99)	$(2.58)

Pro forma	$(0.45)	$(1.46)	$(1.38)	$(4.04)

     Assumptions used for valuation of option grants calculated in accordance with SFAS No. 148 are as follows:

	2004	2003
Risk-free interest rates	1.8% — 3.5%	1.1% — 3.1%
Expected dividend yield	0%	0%
Expected volatility	108% — 114%	120% — 129%
Expected lives	5.0 years	5.0 years

Note 4 — Severance and Related Costs

     Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets. Other costs include laptop costs, contractual computer lease termination costs and employee related expenses.

     In 2004 and 2003, in response to the business environment and decreased demand for IT consulting services, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These cost reduction activities were designed to size the workforce to meet eLoyalty’s expected business requirements. During the three months ended September 25, 2004 and September 27, 2003, respectively, eLoyalty recognized expense of $809 and $346 related to these activities. The expense recorded in the third quarter of 2004 is related to employee severance payments and related costs of $931 for the elimination of seven positions in both the North America and International segments, offset by adjustments of $122 primarily related to a favorable settlement of employment litigation in the International segment. The $346 of expense in the third quarter of 2003 primarily related to $1,084 of severance and related costs associated with the elimination of seventeen positions in both the North America and International segments, partially offset by favorable adjustments of $738 related to changes in estimated sublease rental income from previous office space reductions.

     For the nine months ended September 25, 2004 and September 27, 2003, respectively, eLoyalty recognized expense of $616 and $1,457. The expense of $616 recorded in the first nine months of 2004 is primarily related to $1,019 of employee severance payments and related costs for the elimination of eight positions in both our North America and International segments, partially offset by an adjustment of $403 primarily for a favorable settlement of employment litigation in the International segment. The $1,457 expense in the first nine months of 2003 is primarily related to $2,760 of employee severance payments and related costs for the elimination of 44 positions, offset by adjustments of $234 following the favorable resolution of two matters involving former employees, $181 related to realized currency gains from transactions associated with the consolidation of our International operations and $888 related to adjustments of accruals for facility and other costs.

     During the nine months ended September 25, 2004, eLoyalty made cash payments of $2,038 related to cost reduction actions initiated in 2004 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2006 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the fourth quarter of 2004.

     Reserves for severance and related costs and their utilization for the nine months ended September 25, 2004 are as follows:

	Reserve			Reserve
	Balance	Charges/		Balance
	12-27-03	Adjustments	Payments	9-25-04
Employee severance	$1,656	$578	$(1,409)	$825
Facilities	1,863	(12)	(497)	1,354
Other	116	50	(132)	34

Total	$3,635	$616	$(2,038)	$2,213

     Of the $2,213 that remained reserved as of September 25, 2004, $758 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $825 related to employee severance payments is recorded in “Accrued compensation and related costs” and the balance of $630 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $596 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.

Note 5 — Comprehensive Net Loss

     Comprehensive net loss is comprised of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September
	2004	2003	2004	2003
Net loss	$(2,068)	$(5,464)	$(4,801)	$(13,396)
Other comprehensive loss:
Effect of currency translation	50	—	(75)	83

Comprehensive net loss	$(2,018)	$(5,464)	$(4,876)	$(13,313)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3,907 and $3,832 at September 25, 2004 and December 27, 2003, respectively.

Note 6 — Loss Per Share

     The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three		For the Nine
	Months Ended		Months Ended
	September		September
	2004	2003	2004	2003
Net loss	$(2,068)	$(5,464)	$(4,801)	$(13,396)
Series B preferred stock dividends	(387)	(382)	(1,128)	(1,153)

Net loss available to common stockholders	$(2,455)	$(5,846)	$(5,929)	$(14,549)

Weighted average common shares outstanding	6,058	5,759	5,992	5,633

     In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,349 and 4,131 for the three months ended September 25, 2004 and September 27, 2003, respectively, and 4,442 and 4,167 for the nine months ended September 25, 2004 and September 27, 2003, respectively.

Note 7 — Segment Information

     eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three months and nine months ended September 25, 2004 and September 27, 2003, respectively, and total assets by reportable segment as of September 25, 2004 and December 27, 2003, respectively.

	North
For the Three Months Ended September	America	International	Total
Revenue
2004	$18,120	$1,822	$19,942
2003	$11,815	$1,643	$13,458
Operating loss
2004	$(1,647)	$(474)	$(2,121)
2003	$(4,400)	$(1,117)	$(5,517)

	North
For the Nine Months Ended September	America	International	Total
Revenue
2004	$47,405	$5,137	$52,542
2003	$43,043	$4,550	$47,593
Operating loss
2004	$(4,278)	$(675)	$(4,953)
2003	$(9,334)	$(4,188)	$(13,522)
Total assets
September 25, 2004	$51,059	$7,543	$58,602
December 27, 2003	$54,213	$5,592	$59,805

			Total
	United		North	United		Other	Total
	States	Canada	America	Kingdom	Ireland	International	International	Total
For the Three Months Ended September
Revenue
2004	$17,103	$1,017	$18,120	$147	$1,436	$239	$1,822	$19,942
2003	$11,003	$812	$11,815	$301	$1,236	$106	$1,643	$13,458
For the Nine Months Ended September
Revenue
2004	$44,828	$2,577	$47,405	$424	$3,585	$1,128	$5,137	$52,542
2003	$41,245	$1,798	$43,043	$610	$3,577	$363	$4,550	$47,593

     Total long-lived assets for US operations are $13,660 and $11,236 at September 25, 2004 and December 27, 2003, respectively. For the three months ended September 25, 2004 and September 27, 2003, Consulting services represented 65% and 78% of total revenue, Managed services represented 22% and 15% of total revenue and sales of third-party software represented 8% and 1% of total revenue, respectively. Reimbursed expenses represented 5% and 6% of total revenue for the three months ended September 25, 2004 and September 27, 2003, respectively. For the nine months ended September 25, 2004 and September 27, 2003, Consulting services represented 71% and 80% of total revenue, Managed services represented 18% and 12% of total revenue and sales of third-party software represented 5% and 2% of total revenue, respectively. Reimbursed expenses represented 6% of total revenue for each of the nine months ended September 25, 2004 and September 27, 2003.

Note 8 — Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-06 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus by the Task Force was effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the three months and nine months ended September 25, 2004, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.

Note 9 — Litigation and Other Contingencies

     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, at September 25, 2004 there were no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations and cash flows.

     eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to eLoyalty by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and, as of September 25, 2004, management was not aware of future indemnification payments that it would be obligated to make.

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

Background

     eLoyalty is a leading management consulting, systems integration and managed services company focused on optimizing customer interactions. We offer a broad range of customer relationship management (“CRM”) solutions including business strategy, technical architecture, selecting, implementing and integrating appropriate CRM software applications and providing ongoing support for multi-vendor systems. Revenue across our various service lines is generated from professional services primarily and, to a minor degree, resales of software and hardware. Consulting services involve evaluating, selecting, building or integrating CRM systems for clients. Managed services involve a range of contact center services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. Due to the Interelate Acquisition in the third quarter of 2004, Managed services also includes our hosted customer data management and campaign management services. Consulting services are generally billed on a time and materials basis or, periodically, on a fixed-fee basis, where Managed services are generally provided for a contracted price over a specified period. We operate in two primary business segments — North America (consisting of the United States and Canada) and International. On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5.4 million of cash consideration (before transaction costs) (the “Interelate Acquisition”). Accordingly, the Interelate Acquisition impacted our financial results beginning in the third quarter of 2004.

Overview of the Results of Operations and Financial Position

     The following is an overview of our operating results and financial position for the third quarter of 2004, which includes a discussion of business trends, revenue, gross profit margin percentage (total revenue less cost of services divided by total revenue), expenses and cash flows for this period. The following table summarizes the major components of our revenue over the last seven quarters:

	Three Months Ended
(000’s)	9/25/2004	6/26/2004	3/27/2004	12/27/2003	9/27/2003	6/28/2003	3/29/2003
Revenue:
Consulting services	$12,975	$13,770	$10,475	$10,547	$10,514	$13,479	$13,798
Managed services	4,318	2,612	2,700	2,444	2,061	1,786	1,950

Services revenue	17,293	16,382	13,175	12,991	12,575	15,265	15,748
Software	1,534	420	426	1,054	84	80	980
Reimbursed expenses	1,115	1,374	823	941	799	1,063	999

Total revenue	$19,942	$18,176	$14,424	$14,986	$13,458	$16,408	$17,727

Gross profit margin percentage	26%	29%	23%	20%	16%	27%	25%

     In general, our results of operations are affected by general business conditions, levels of economic activity and rates of change in the industry sectors we serve. The pace of technological change and the amount of technology spending by our clients in the areas of marketing, sales and customer service also influence our operating results. eLoyalty’s ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. In addition, our high level of customer concentration can influence our financial results as large clients can increase or decrease their spending from period to period, which may have a significant impact on our results of operations. Our ability to attract and increase the spending of new customers is also an important driver of our results of operations. In the first nine months of 2004, we added 48 new customers (inclusive of 11 new customers added due to the Interelate Acquisition), compared to adding 29 new customers in total for fiscal 2003, and accordingly had 75 customers in the third quarter of 2004 compared to 60 customers in the third quarter of 2003.

     The ability of our employees to develop client relationships, secure contracts for new and existing customers and to deliver solutions and services that add value to our clients is a key driver of revenue. Accordingly, we focus on Services revenue as a key internal measurement, which is summarized in the above table. Also, as illustrated in the table above, Services revenue is comprised of Consulting services revenue and Managed services revenue, and is exclusive of revenue from Software and Reimbursed expenses. The revenues contributed by the Interelate Acquisition are included in Services revenue, as a component of Managed services.

     Services revenue in the third quarter of 2004 increased by $0.9 million, or 6%, when compared to the second quarter of 2004, primarily due to the Interelate Acquisition, which more than offset a sequential decline in Consulting services revenue. In the third quarter of 2004, revenue from Consulting services decreased by $0.8 million, or 6%, when compared to the second quarter of 2004, influenced by fluctuations in client spending and a lower average hourly billing rate compared to the second quarter of 2004. Utilization of billable consultants was 74% in the third quarter of 2004, an eight-percentage point decrease compared to the second quarter 2004 utilization of 82%. The average hourly billing rate in the third quarter of 2004 was $155, which is $10 below the second quarter of 2004 average hourly billing rate.

     Services revenue has increased sequentially in the last four quarters. Excluding the effect of the Interelate Acquisition, Services revenue declined on a sequential basis in the third quarter of 2004 due to reduced Consulting services revenue. Prior to the third quarter of 2004, Services revenue had shown modest growth in each of the three quarters ended June 2004. This growth had principally been driven by strong sequential revenue growth in Managed services, in addition to strong Consulting services revenue growth in the second quarter of 2004. Managed services revenue, exclusive of the effect of the Interelate Acquisition, experienced modest sequential growth in our Cisco Internet Protocol Contact Center (“IPCC”) Managed services offerings during the third quarter of 2004. Exclusive of the Interelate Acquisition, Managed services revenue grew 34% in the third quarter of 2004, when compared to the third quarter of 2003. Inclusive of the Interelate Acquisition, Managed services revenue grew 110% in the third quarter of 2004, when compared to the third quarter of 2003. See Note Two to our Condensed Consolidated Financial Statements for more information on the impact of the Interelate

Acquisition on our results.

     In the third quarter of 2004, Managed services revenue comprised 25% of our Services revenue. In fiscal 2003, Managed services revenue comprised 15% of our Services revenue. Over the last six quarters, Managed services revenue has increased, primarily as a result of industry trends to outsource technology to third party providers, as well as the growing adoption by Global 2000 companies of new technologies such as Voice-over-Internet-Protocol (“VoIP”). In addition, in the fourth quarter of 2004, Managed services revenue is expected to increase due to the full quarter income statement effect of the Interelate Acquisition, since the third quarter of 2004 included approximately 10 weeks of operations related to the former Interelate business.

     Consulting services generated $13.0 million of revenue in the third quarter of 2004, which is $0.8 million below the Consulting services revenue realized in the first quarter of 2003. Consulting services revenue may vary significantly from quarter to quarter, as illustrated in the table above, due to changes in spending by large clients.

     For example, our largest customer in fiscal 2003 accounted for approximately 24% of our total revenue. For the seven quarters ended September 2004, revenue from this client was $3.2 million, $1.5 million, $1.0 million, $1.3 million, $3.0 million, $5.1 million and $5.4 million, respectively, illustrating, through March 2004, four straight quarters of sequential spending declines, followed by two sequential quarters of spending increases by this client. The top ten clients in the third quarter of 2004, which comprised approximately 67% of our third quarter revenue, spent approximately $0.4 million less than the top 10 clients in the second quarter of 2004 and approximately $3.6 million more with us than the top 10 clients in the first quarter of 2004. All of these clients continue to do business with eLoyalty today and, we believe, should remain eLoyalty clients for the foreseeable future. We also believe these clients are highly satisfied customers, however their spending patterns can vary significantly from quarter to quarter, and in conjunction with new account revenue, changes in other existing client revenue, and the Interelate Acquisition, may create a measure of underlying volatility in our quarterly results due to our size, current customer base of 75 clients and shifts in our customer concentration.

     Managed services engagements typically involve annual contracts and usually do not have the same underlying revenue volatility as Consulting services. Our growth in Managed services has historically been driven and will continue to be driven for the foreseeable future by new clients, expansion of our services in existing accounts, as well as the Interelate Acquisition.

     Resales of software, principally sales of third party software, can vary significantly from quarter to quarter due to the variability in the number and size of these transactions in any one quarter. In addition, we resell hardware and software purchased from a third party distributor, although such sales have been immaterial. Resales of third party software and hardware is primarily driven by our efforts in selling our Managed services.

     Services revenue in the fourth quarter of 2004 is presently expected to range from $16.5 million to $18.0 million. In general, we believe that new and existing clients presently have access to more capital for CRM solutions spending and investment than in recent years.

     The gross profit margin percentage in the third quarter of 2004 was 26%, which was unfavorable to the second quarter 2004 by three-percentage points and favorable by four-percentage points to the level realized in fiscal 2003. Utilization of 74% in the third quarter of 2004, compared to utilization of 82% in the second quarter of 2004, was the primary driver of a gross profit margin decrease on a sequential basis. Although third quarter 2004 utilization of 74% is below the 82% utilization achieved in the second quarter of 2004, it remains higher than historical levels and we expect utilization to continue at higher levels than historically realized. Utilization is affected by the size of our delivery organization and the demand for our services.

     The average hourly billing rate of $155 is at a five year low for the business and is influenced by an adverse shift in the mix of spending by clients on projects that has manifested in lower overall average hourly billing rates. We presently expect this level of average hourly billing rates to remain materially unchanged in the fourth quarter of 2004 and cannot predict when pricing pressures will abate.

     Cost management remains a focus of eLoyalty, even as the organization is selectively increasing spending in certain areas. The Interelate Acquisition added to our cost structure in Cost of services and Selling, general and administrative expenses in the third quarter of 2004. In addition, due to the increased demand for our services, Cost of services increased in the third quarter compared to the second quarter of 2004 due to hiring of client delivery services personnel. The company is accruing bonus payments for non Vice President personnel, increasing its spending in developing its Behavioral Analytics capabilities and incurring severance costs to improve its prospective cost structure in the field organization and executive staff. Except as discussed above, we do not presently plan to increase our expenses in areas other than those dedicated to client delivery, sales and service focused on revenue related activities.

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

     In the first nine months of 2004, we used total cash of $11.8 million, primarily to fund the Interelate Acquisition, the operating loss, the dividend payment related to the 7% Series B Convertible Preferred Stock (“Series B stock”), and both short-term and long-term capital requirements, primarily accounts receivable, which were only partially offset by advance payments by clients which are reflected as increases in unearned revenue and long-term unearned revenue. We funded these uses of cash out of our existing cash balances, which in total were $26.0 million at September 25, 2004.

     In 2004, we continue to have cash obligations related to severance and related costs, an expectation of Series B stock cash dividends and capital expenditure requirements. In addition, in July 2004 we spent approximately $5.6 million to fund the Interelate Acquisition, all of which was funded from our existing cash balances. We believe that our significant cost reductions through the third quarter of 2004, in conjunction with an expected improvement in utilization compared to historical levels achieved in fiscal 2003, and the addition of new clients, including new clients resulting from the Interelate Acquisition, will move us closer to or even exceed a cash break-even position on a consistent quarterly basis (i.e. having cash expenses in a quarter equal quarterly revenue) in 2005. However, the uncertainty with respect to the size of spending by new customers and the anticipated variable spending of certain existing large clients makes it difficult to predict when consistent future operating performance will be achieved. Notwithstanding these uncertainties, we believe that our significant total cash balances at September 25, 2004, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.

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

     eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from professional services that involve integrating or building a system for clients. eLoyalty provides professional services primarily on a time and materials basis and periodically performs projects on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed. Revenue from Managed services contracts are recognized ratably over the contract period as the services are performed. Revenue from the sales of software/hardware are recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2001 through third quarter of 2004. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

Third Quarter 2004 Compared with Third Quarter 2003

  Revenue

     Our revenue increased $6.4 million, or 47%, to $19.9 million in the third quarter of 2004 from $13.5 million in the third quarter of 2003. Revenue from Consulting services increased $2.5 million, or 24%, to $13.0 million in the third quarter of 2004 from $10.5 million in the third quarter of 2003. Consulting services revenue represented 65% and 78% of total revenue for the quarters ended September 25, 2004 and September 27, 2003, respectively. The increase in Consulting service revenue is primarily due to a stronger global economic environment that led to increased demand for the CRM Consulting services provided by us. Revenue from Managed services increased $2.2 million, or 105%, to $4.3 million in the third quarter of 2004 from $2.1 million in the third quarter of 2003. Managed services revenue represented 22% and 15% of total revenue for the quarters ended September 25, 2004 and September 27, 2003, respectively. The increase in Managed services revenue is driven primarily by the Interelate Acquisition and to a lesser degree by the continued growth in our Cisco IPCC offerings. Revenue from software sales increased $1.4 million, to $1.5 million in the third quarter of 2004 from $0.1 million in the third quarter of 2003. Software sales represented 8% and 1% of total revenue for the quarters ended September 25, 2004 and September 27, 2003, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of third-party software was $1.5 million, $0.4 million, $0.4 million, $1.1 million, $0.1 million, $0.1 million and $1.0 million, for the seven quarters ended September 2004. Revenue from Reimbursed expenses increased $0.3 million, to $1.1 million in the third quarter of 2004 from $0.8 million in the third quarter of 2003.

     Revenue from North American operations increased $6.3 million, or 53%, to $18.1 million in the third quarter of 2004 from $11.8 million in the third quarter of 2003. International operations revenue (which primarily represents revenue from Europe and Australia) increased $0.2 million, or 13%, to $1.8 million in the third quarter of 2004 from $1.6 million in the third quarter of 2003, respectively. As a percentage of consolidated revenue, revenue from International operations decreased to 9% in the third quarter of 2004 from 12% in the third quarter of 2003.

     Utilization of billable consulting personnel was 74% and 57% for the third quarter of 2004 and 2003, respectively, and 82% in the second quarter of 2004. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $155 in the third quarter of 2004 versus $164 in the third quarter of 2003 and $165 in the second quarter of 2004. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $146 for the third quarter of 2004, $153 for the third quarter of 2003 and $156 for the second quarter of 2004. Our revenue per billable consultant was $309,000 in the third quarter of 2004, $223,000 in the third quarter of 2003 and $327,000 in the second quarter of 2004.

     Our top ten customers accounted for 67% and 74% of total revenue in the third quarter of 2004 and 2003, respectively. In addition, the top twenty customers accounted for 84% and 89% of total revenue in the third quarter of 2004 and 2003, respectively. Two clients each accounted for 10% or more of total revenue in the third quarter of 2004. Crowe, Chizek and Company LLP and United HealthCare Services, Inc. each accounted for 16% of total revenue in the third quarter of 2004, respectively. Concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

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

     Cost of services increased $3.4 million, or 30%, to $14.7 million in the third quarter of 2004 from $11.3 million in the third quarter of 2003. The increase is primarily due to additional software costs, Managed services contract costs, increased personnel costs related to the Interelate Acquisition and subcontractor costs. Cost of services as a percentage of revenue decreased to 74% in the third quarter of 2004 compared to 84% in the third quarter of 2003. This percentage decrease was primarily due to the impact of a seventeen-percentage point improvement in utilization compared to the third quarter of 2003 partially offset by lower average hourly billing rates.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectible amounts.

     Selling, general and administrative expenses decreased $0.8 million, or 14%, to $5.0 million in the third quarter of 2004 from $5.8 million in the third quarter of 2003. This decrease was primarily the result of $0.7 million savings due to personnel reductions and $0.1 million savings related to reduced rent and lease costs. The comparable headcounts were 62 at the end of the third quarter of 2004 and 73 at the end of the third quarter of 2003.

  Severance and Related Costs

     Severance and related costs increased $0.5 million, or 167% to $0.8 million in the third quarter of 2004 compared to $0.3 million in the third quarter of 2003. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the fourth quarter of 2004.

     In the third quarter of 2004, severance and related costs included $0.9 million of severance and related costs associated with the elimination of seven positions in both our North America and International segments, offset by a favorable adjustment of $0.1 million primarily related to a favorable settlement of employment litigation in the International segment. Included in severance and related costs for the third quarter of 2003 is $1.1 million of severance and related costs associated with the elimination of seventeen positions in both our North America and International segments, partially offset by favorable adjustments of $0.7 million related to changes in estimated sublease rental income from previous office space reductions. These cost reduction activities were designed to size our workforce to meet our expected business requirements.

Annual savings related to the cost reduction actions in 2004 are expected to be $1.4 million and will be realized in 2005. Annual savings resulting from the cost reduction actions initiated in 2003 are expected to be approximately $10.7 million and will be realized in 2004.

  Depreciation and Amortization Expense

     Depreciation and amortization expense increased $0.1 million, or 7%, to $1.5 million in the third quarter of 2004 compared to $1.4 million in the third quarter of 2003. This increase is due to the Interelate Acquisition which increased depreciation and amortization in the third quarter of 2004 by $0.4 million.

  Operating Loss

     Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $2.1 million for the third quarter ended September 25, 2004, compared to an operating loss of approximately $5.5 million for the third quarter ended September 27, 2003.

  Interest Income (Expense) and Other, net

     Non-operating interest income (expense) and other remained constant at $0.1 million, in the third quarters of 2004 and 2003, respectively.

  Income Tax Provision

     Income taxes were $0 in the third quarters of 2004 and 2003, respectively. As of September 25, 2004, total deferred tax assets of $63.9 million are fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

  Net Loss Available to Common Stockholders

     We reported a net loss available to common stockholders of $2.5 million for the third quarter of 2004 as compared with a net loss available to common stockholders of $5.8 million in the third quarter of 2003. We reported a net loss of $0.41 per share on a basic and diluted basis in the third quarter of 2004 compared to a net loss of $1.02 per share on a basic and diluted basis in the third quarter of 2003. Improved performance in 2004 is primarily driven by stronger utilization and lower selling, general and administrative expenses. The losses in 2003 were primarily attributable to declines in our business resulting from a weak global environment for spending by customers on the types of CRM solutions we offer.

First Nine Months of 2004 Compared with First Nine Months of 2003

  Revenue

     Our revenue increased $4.9 million, or 10%, to $52.5 million in the first nine months of 2004 from $47.6 million in the first nine months of 2003. Revenue from Consulting services decreased $0.6 million, or 2%, to $37.2 million in the first nine months of 2004 from $37.8 million in the first nine months of 2003. Consulting services revenue represented 71% and 80% of total revenue for the nine months ended September 25, 2004 and September 27, 2003, respectively. Revenue from Managed services increased $3.8 million, or 66%, to $9.6 million in the first nine months of 2004 from $5.8 million in the first nine months of 2003. Managed services revenue represented 18% and 12% of total revenue for the nine months ended September 25, 2004 and September 27, 2003, respectively. The increase in Managed services revenue is driven by the continued growth in our Cisco IPCC offerings and the effect of the Interelate Acquisition. Revenue from software sales increased $1.3 million, to $2.4 million in the first nine months of 2004 from $1.1 million in the first nine months of 2003. Software sales represented 5% and 2% of total revenue for the nine months ended September 25, 2004 and September 27,

2003, respectively. Revenue from Reimbursed expenses increased $0.4 million, to $3.3 million in the nine months ended September 25, 2004 from $2.9 million in the nine months ended September 27, 2003.

     Revenue from North American operations increased $4.4 million, or 10%, to $47.4 million in the first nine months of 2004 from $43.0 million in the first nine months of 2003. International operations revenue (which primarily represents revenue from Europe and Australia) increased $0.5 million, or 11%, to $5.1 million in the first nine months of 2004 from $4.6 million in the first nine months of 2003, respectively. As a percentage of consolidated revenue, revenue from International operations remained constant at 10% in the first nine months of 2004 and 2003, respectively.

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

     Cost of services increased $2.1 million, or 6%, to $38.7 million in the first nine months of 2004 from $36.6 million in the first nine months of 2003. The increase is primarily due to additional software costs, Managed services contract costs, increased personnel costs related to the Interelate Acquisition and subcontractor costs, partially offset by reduced spending in compensation and travel. Cost of services as a percentage of revenue decreased to 74% in the first nine months of 2004 compared to 77% in the first nine months of 2003. This percentage decrease was primarily due to improved utilization partially offset by lower average hourly billing rates.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectible amounts.

     Selling, general and administrative expenses decreased $4.5 million, or 24%, to $14.4 million in the first nine months of 2004 from $18.9 million in the first nine months of 2003. This decrease was primarily the result of a $2.8 million savings due to personnel reductions, a $0.6 million reduction in spending on outside services such as telecommunications costs and professional fees, as well as a $0.5 million favorable adjustment resulting from the final determination of a previous estimate related to the collection of a receivable and a $0.5 million savings related to reduced rent and lease costs.

  Severance and Related Costs

     Severance and related costs decreased $0.9 million, or 60%, to $0.6 million in the first nine months of 2004 compared to expense of $1.5 million in the first nine months of 2003. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007 and other costs are to be paid pursuant to contractual commitments through the fourth quarter of 2004.

     In the first nine months of 2004, severance and related costs reflect $1.0 million of employee severance payments and related costs for the elimination of eight positions in both our North America and International segments, partially offset by an adjustment of $0.4 million primarily related to a favorable settlement of employment litigation in the International segment. Severance and related costs of $1.5 million in the first nine months of 2003 related to $2.8 million of employee severance payments and related costs for the elimination of 44 positions, offset by adjustments of $0.2 million following the favorable resolution of two matters involving former employees, $0.2 million related to realized currency gains from transactions associated with the consolidation of our International operations and $0.9 million related to adjustments of accruals for facility and other costs. In 2004 and 2003, in response to the business environment and decreased demand for IT consulting services, a number of cost reduction activities were undertaken, consisting of personnel reductions. These cost reduction activities were designed to size our workforce to meet our expected business requirements. Annual savings related to the cost reduction actions in 2004 are expected to be $1.4 million and will be realized in 2005. Annual savings resulting from the cost reduction actions initiated in 2003 are expected to be approximately $10.7 million and will be realized in 2004.

  Depreciation and Amortization Expense

     Depreciation and amortization expense decreased $0.3 million, or 7%, to $3.8 million in the first nine months of 2004 compared to $4.1 million in the first nine months of 2003. This decrease is due to assets becoming fully depreciated or disposed of, partially offset by the Interelate Acquisition and the amortization of a license, purchased in 2003, for certain intellectual property that is being utilized within our business.

  Operating Loss

     Primarily as a result of the above-described business conditions and ongoing cost reduction actions, we experienced an operating loss of approximately $5.0 million for the first nine months ended September 25, 2004, compared to an operating loss of approximately $13.5 million for the first nine months ended September 27, 2003.

   Interest Income (Expense) and Other, net

     Non-operating interest income (expense) and other decreased $0.1 million, to $0.1 million in the first nine months of 2004 compared to $0.2 million in the first nine months of 2003. The $0.1 million decrease in non-operating other income was primarily related to lower yields on our investments, partially offset by decreased interest expense resulting from our decision to reduce our credit facility and eliminate borrowings in 2004.

  Income Tax Provision

     Income taxes were $0 and $0.1 million in the first nine months of 2004 and 2003, respectively. The $0.1 million in the first nine months of 2003 related to city trade taxes and withholding taxes related to cash distributions to the US operating unit, all relating to our German operation. As of September 25, 2004, total deferred tax assets of $63.9 million are fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

  Net Loss Available to Common Stockholders

     We reported a net loss available to common stockholders of $5.9 million for the first nine months of 2004 as compared with a net loss available to common stockholders of $14.5 million in the first nine months of 2003. We reported a net loss of $0.99 per share on a basic and diluted basis in the first nine months of 2004 compared to a net loss of $2.58 per share on a basic and diluted basis in the first nine months of 2003. Improved performance in 2004 is primarily driven by stronger utilization and lower selling, general and administrative expenses. The losses in 2003 were primarily attributable to declines in our business and the charges for severance and related costs.

Liquidity and Capital Resources

  Introduction

     Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances. At September 25, 2004, we had cash and cash equivalents of approximately $25.2 million and restricted cash of approximately $0.8 million. Our cash and cash equivalents position decreased $11.8 million, or 32%, to $25.2 million as of September 25, 2004 compared to $37.0 million at December 27, 2003. The cash and cash equivalents decrease is primarily related to the Interelate Acquisition of $5.6 million, funding of working capital of $4.4 million and dividends of $1.5 million. Restricted cash represents cash as security for our letters of credit. Restricted cash decreased $0.1 million, to $0.8 million as of September 25, 2004 compared to $0.9 million at December 27, 2003. The $0.1 million decrease in restricted cash is primarily due to reducing the letters of credit.

  Cash Flows from Operating Activities

     Cash flows from operating activities were a use of approximately $4.4 million and $8.2 million during the first nine months of 2004 and 2003, respectively. Net cash outflows from operating losses, annual corporate insurance payments, prepaid software maintenance contracts and payments with respect to severance and related costs contributed to the use of cash. Days sales outstanding (“DSO”) of 61 days at September 25, 2004 represented an increase of 4 days compared to 57 days at September 27, 2003, and an increase of 15 days compared to 46 days at December 27, 2003. We do not expect any significant collection issues with our clients. Unearned revenue of $3.6 million was a source of cash during the first nine months of 2004 compared to $0.8 million during the first nine months of 2003. The increase of $2.8 million primarily reflects payments from our clients for Managed services contracts. At September 25, 2004, there remained $2.2 million of unpaid severance and related costs (see Note Four).

  Cash Flows from Investing Activities

     Cash flows used in investing activities increased $4.7 million, to $5.9 million in the first nine months of 2004 from $1.2 million in the first nine months of 2003. Net cash outflows consisted of the Interelate Acquisition and capital expenditures and other, primarily related to our Managed services business. In the first nine months of 2003, capital expenditures of $1.2 million were primarily related to $0.9 million of spending on investments in IT infrastructure and our Managed services business and $0.3 million due to a license payment for intellectual property that is being utilized within our business. We expect our capital expenditures for 2004 to be less than $1.5 million. On July 16, 2004, we spent approximately $5.6 million of our cash balances to fund the Interelate Acquisition.

  Cash Flows from Financing Activities

     Cash flows used in financing activities decreased $0.2 million, to $1.4 million in the first nine months of 2004 from $1.6 million in the first nine months of 2003. The $1.4 million of cash used in 2004 is attributable to cash dividends of $1.5 million paid in January and July of 2004 on the Series B convertible preferred stock (“Series B stock”) offset by $0.1 million decrease in restricted cash. The $1.6 million of cash used in the first nine months of 2003 is attributable to cash dividends of $1.5 million paid in January and July of 2003 on the Series B stock, $0.1 million increase in restricted cash and borrowings of $25.8 million offset by payments of $25.8 million under our credit line. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

  Near-Term Liquidity

     Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $25.2 million and $37.0 million as of September 25, 2004 and December 27, 2003, respectively. In addition, our restricted cash of $0.8 million at September 25, 2004 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies.

  Bank Facility

     The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). Effective December 23, 2003, the maximum principal amount of the secured line of credit under the agreement decreased from $15 million to $2 million through December 31, 2004 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings at September 25, 2004 and December 27, 2003, respectively. Available credit under the Facility has been reduced by $0.8 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. In the first nine months of 2004, we did not have any borrowings under the Facility. At September 27, 2003 the effective annualized interest rate was 1.9%. Interest expense was $0 and $62 for the nine months ended September 25, 2004 and September 27, 2003, respectively.

  Customer Concentration

     At September 25, 2004 we had three customers each accounting for 10% or more of total net receivables. Crowe, Chizek and Company LLP accounted for 25%, United HealthCare Services, Inc. accounted for 17% and Vodafone Ireland Limited accounted for 11%, respectively of total net accounts receivable. Of these amounts, we have collected approximately 12% from Crowe, Chizek and Company LLP, 27% from United HealthCare Services, Inc. and 20% from Vodafone Ireland Limited, respectively, through November 5, 2004. Of total gross accounts receivable as of November 5, 2004, we have collected 37% subsequent to September 25, 2004. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Recent Accounting Pronouncements

     In March 2004, the EITF reached a consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-06 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus by the Task Force was effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the three months and nine months ended September 25, 2004, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the quarters ended September 25, 2004 and September 27, 2003, 14% and 18%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

     We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. We do not expect this interest rate risk to have a material impact on our financial position or results of operations.

Item 4. Controls and Procedures

     An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 25, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company’s purchase of shares of its common stock in the third quarter of fiscal 2004. All of these purchases reflect shares withheld upon vesting of restricted stock or bonus stock, to satisfy tax withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
June 27, 2004 - July 25, 2004
Common stock	1,337	$6.34
July 26, 2004 - August 25, 2004
Common stock	516	$6.95
August 26, 2004 - September 25, 2004
Common stock	27,831	$5.95
Total

Common stock	29,684	$5.99

Item 6. Exhibits

31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy J. Cunningham under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Timothy J. Cunningham under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 9, 2004.

eLOYALTY CORPORATION

By	/s/ Timothy J. Cunningham
Timothy J. Cunningham
Vice President, Chief Financial Officer and Corporate Secretary
(Duly authorized signatory and
principal financial and accounting officer)