Form 10-K
period 2005-01-01
ELOYALTY CORP
filed 2005-03-25
CIK 1094348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 26, 2004, as reported by the NASDAQ National Market System, is approximately $39,718,759.
      The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 17, 2005 was 7,407,387.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of eLoyalty’s Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

PART I

Item		Page

Item 1.	Business	2
Item 2.	Properties	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 4A.	Executive Officers of the Company	7

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	51

PART III
Item 10.	Directors and Executive Officers of the Registrant	51
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions	52
Item 14.	Principal Accounting Fees and Services	52

PART IV
Item 15.	Exhibits and Financial Statement Schedules	53

Signatures		54

Exhibit Index		I-1
Amendment No. 8 to Loan Agreement, dated as of 12/21/2004
Form of Restricted Stock Award Agreement
Form of Installment Stock Award Agreement
Employment Agreement, dated as of 12/17/2004
Indemnification Agreemet, effective as of 12/17/2004
Employment Agreement, dated 01/21/2002
Severance Agreement and General Release, effective 11/29/2004
Severance Agreement and General Release, effective 01/12/2005
Subsidiaries of eLoyalty Corporation
Consent of PricewaterhouseCoopers LLP
Power of Attorney from Tench Coxe, Director
Power of Attorney from Jay C. Hoag, Director
Power of Attorney from John T. Kohler, Director
Power of Attorney from Michael J. Murray, Director
Power of Attorney from John C. Staley, Director
Certification of Kelly D. Conway under Section 302
Certification of Stephen c. Pollema under Section 302
906 Certification of Kelly D. Conway and Stephen C. Pollema

PART I

Item 1.	Business.
      This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under Factors That May Affect Future Results or Market Price of Stock included in Item 7, Part II of this Form 10-K. Readers should also carefully review the risk factors described in other documents that eLoyalty Corporation files from time to time with the United States Securities and Exchange Commission (“SEC”).
      Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimates only as of the date they are made, and eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances or otherwise.
Introduction
      eLoyalty Corporation (together with its subsidiaries and predecessors “eLoyalty,” “we” or the “Company”), an enterprise Customer Relationship Management (“CRM”) services and solutions company, was incorporated in Delaware in May, 1999 as a wholly-owned subsidiary of Technology Solutions Company (“TSC”). The Company’s business was initiated in May, 1994 as a call center business unit within TSC. This business unit was subsequently renamed the Enterprise Customer Management (“ECM”) business unit, and later the eLoyalty division. Since its inception and under its various names, this business unit has developed management consulting, technology systems integration, and managed services capabilities in an effort to lead the development of, and stay at the forefront of, the CRM market, with a specific focus on incorporating new technologies into CRM solutions.
      In February of 2000, TSC transferred the businesses of its eLoyalty division to the Company and declared a dividend, payable to the stockholders of record of TSC, based upon a ratio of one share of the Company’s common stock, par value of $0.01 per share, for every one share of TSC common stock held. Effective February 15, 2000, all of the outstanding shares of common stock were distributed to TSC’s stockholders. eLoyalty became a separate publicly traded company as of the same date.
      On December 19, 2001, eLoyalty sold for gross proceeds of $23.3 million approximately 4.6 million shares of a new class of 7% Series B Convertible Preferred Stock (“Series B stock”), par value $0.01 per share, in a private placement to funds managed by Technology Crossover Ventures (“TCV”) and Sutter Hill Ventures (“Sutter Hill”) and, in a concurrent rights offering, to eLoyalty stockholders. Immediately prior to the closing of these transactions, (1) eLoyalty amended its certificate of incorporation to increase the number of its authorized shares of common stock from 100 million to 500 million and its authorized shares of preferred stock from 10 million to 40 million, and (2) affected a one-for-ten reverse stock split of its outstanding common stock. See Note Eleven to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K for more information about the Series B stock.
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
      On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. for approximately $5.4 million of cash consideration (before transaction costs). The acquired business, employees, customers and net assets have been integrated into eLoyalty and it operates as eLoyalty’s Marketing Managed Services group.
      Our executive office is located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number 847-582-7000).
Overview
      eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals in offices throughout North America and Europe, eLoyalty’s broad range of enterprise CRM services and solutions include creating customer strategies; defining technical architectures; selecting, implementing and integrating best-of-breed CRM and analytics software applications; providing ongoing support for multi-vendor systems; and hosting application environments. The combination of eLoyalty’s methodologies and technical expertise enables eLoyalty to deliver the tangible economic benefits of customer loyalty for its clients.
      eLoyalty provides a broad array of services to help clients increase efficiency and improve effectiveness in the customer-facing functions of marketing, sales and customer service. In many cases eLoyalty helps clients build capabilities in these functional areas through management consulting and technology integration projects. Within the marketing and customer service functions, eLoyalty also offers clients maintenance and support services and hosted solutions to mitigate capital investment and to reduce time-to-market.
      Over the past two years, eLoyalty has developed four service lines in which the Company has invested to create leading-edge capabilities and differentiated solutions for its clients:

Converged Internet Protocol Contact Center (“CIPCC”) Solutions

eLoyalty’s CIPCC service line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. Over the past two years, eLoyalty has developed a set of tools and methodologies to help clients financially model, plan migration paths and configure and integrate converged Internet Protocol (“IP”) network solutions within their contact center environments.

Behavioral Analytics

eLoyalty pioneered this service line, which applies human behavioral modeling to analyze and improve customer interactions. Using Behavioral Analytics, eLoyalty can help clients:

•	Automatically measure customer satisfaction and agent performance on every call

•	Identify and understand customer personality

•	Improve rapport between agent and customer

•	Reduce call handle times while improving customer satisfaction

•	Improve cross-sell and up-sell success rates

eLoyalty has designed a scalable platform to enable the Company to rapidly implement Behavioral Analytics solutions for its clients that engage it to do so.

Contact Center Optimization Solutions (“CCOS”)

The CCOS service line helps clients optimize their contact centers across people, processes and technology. This service line assists clients in developing holistic approaches to improving efficiency and effectiveness within their contact centers. This can include, among others, improvements in managing and training the workforce, developing appropriate workflow and desk top integration and deploying leading edge infrastructure and routing processes. In recent years, the CCOS service line has developed expertise in helping clients deploy speech-enabled self-service solutions to improve contact center efficiency.

Marketing Solutions

Marketing Solutions helps clients improve acquisition, cross-sell, and retention of customers by improving customer data management, interaction management and campaign automation. In 2004, eLoyalty built on these capabilities by acquiring the assets of Interelate, Inc., adding to the Company’s ability to deploy premises-based solutions. eLoyalty now offers clients the option of faster time-to-market and lower investment costs through hosted data and campaign management solutions. eLoyalty expects significant growth in the overall market for customer data management and analytics as clients refine and target campaign management in the wake of increasing privacy regulation.
      Leveraging these service lines as our new business drivers, revenue is generated primarily from Consulting services that involve designing, integrating or building systems for clients. These Consulting services are billed on a time and materials basis or on a fixed-fee basis. These services generally include a combination of the following:

•	Evaluating our clients’ efficiency and effectiveness in handling customer interactions. We design and construct systems to capture and analyze the performance measures of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues.

•	Implementing systems that assist our clients in identifying their most valuable customers through detailed segmentation of their customer base. This allows our clients to target high-value customers to receive special offers or service levels.

•	Performing detailed financial analysis to calculate the expected return on investment for the implementation of various CRM solutions. This process helps our clients establish goals, alternatives and priorities and assigns client accountability throughout resulting projects.

•	Selecting the appropriate CRM solution for our clients. The implementation of a CRM solution can lead to significant organizational, structural, operational and staffing changes. We assist our clients in determining the steps they need to take in this regard.

•	Implementing the technical aspects of CRM solutions, including the integration of a variety of infrastructure and application hardware and software from third-party vendors.
      In addition, in fiscal years 2004, 2003 and 2002, Managed services, in the aggregate, accounted for 21%, 13% and 8%, respectively, of our annual revenue. We provide a comprehensive range of Contact Center Managed Services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. Our support and monitoring services reduce the cost and impact of contact center downtime and anticipate problems before they occur. Through the acquisition of the assets of Interelate, Inc. in 2004, we added the ability to provide Marketing Managed Services to our clients. Using proprietary tools for complex data management and our off-premise hosting model we offer customer data analytics, campaign management and mass e-mail fulfillment solutions.
      We also generate revenue from reselling third-party software and hardware and occasionally from sales of our internally developed Loyalty Suitetm software. In total, these product-related sales accounted for approximately 4% of our revenue in fiscal years 2004 and 2003, respectively, and 3% in fiscal year 2002.

      Our Consulting services, Managed services and sale of software are highly interdependent. It is not uncommon for a Consulting services engagement surrounding the design and implementation of service or marketing solutions to lead to the sale of a long-term maintenance and support or hosting relationship. In addition, in substantially all cases, the sale of software is paired with a maintenance and support contract. These services and products are packaged and marketed within the four service lines described previously and are sold through a common business development team. Our Consulting services and Managed services delivery teams often work together and leverage common tools and methodologies to deliver this spectrum of solutions to our clients.
      We operate in two reportable business segments — North America (consisting of the US and Canada) and International. In 2001, we globalized and centralized our delivery, business development and infrastructure organizations and processes. Accordingly, there are no material distinctions between the character and nature of the two segments, other than financial results as discussed herein.
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
      For information regarding our segment reporting, including domestic and foreign revenue, operating income and total assets, see Note Fourteen to the Consolidated Financial Statements of eLoyalty, appearing under Item 8, Part II of this Form 10-K.
Intellectual Property Rights
      A majority of our clients require that we grant to them some or all proprietary and intellectual property rights with respect to the original work product resulting from our services, including the intellectual property rights to any custom software developed for them. While, absent agreement to the contrary, each grant of proprietary and intellectual property rights limits our ability to reuse work product components with other clients, it is our practice to retain the rights in the underlying core intellectual property on which it is based, including methodologies, workplans and software. We regard these software and methodologies as proprietary and intend to protect our rights, where appropriate, with registered copyrights, patents, and trademarks, applicable trade secret laws and contractual restrictions on disclosure and transferring title. Further, it is our policy to obtain from our clients a license to permit us to market custom software and other original materials to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of eLoyalty. In addition, to protect our proprietary information, we rely upon a combination of trade secret and common law, employee nondisclosure policies and third-party confidentiality agreements.
Seasonality
      We typically experience seasonal revenue and earnings fluctuations globally in the fourth quarter, as the total number of effective billing days is reduced due to holidays and vacations. Additionally, our European operations historically have experienced decreased revenue and earnings in the third quarter because of extended summer vacation periods.
Clients
      During fiscal year 2004, our five and twenty largest clients accounted for 52% and 80%, respectively, of our revenue. Three clients each accounted for 10% or more of our total revenue during the fiscal year. Crowe, Chizek and Company LLP, United HealthCare Services, Inc. and Allstate Insurance Company provided 14%, 13% and 10% of our 2004 revenue, respectively. For fiscal year 2004, fourteen clients each accounted for over $1 million of revenue. While our focus, consistent with the nature of our services, is on developing long-term relationships with our clients, the nature of our business is such that our activities with specific clients will fluctuate periodically as individual projects are initiated and progress through their lifecycle. As a result, the percentage of revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods (see Note Two to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K).
Competition
      We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, software vendors, online agencies and firms that provide both consulting and systems integration services, including certain of our vendors. In our opinion, few competitors offer the full range of CRM services that we can provide. We believe that our principal competitors are the “Big 5” consultancies: Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, Bearing Point Consulting and IBM IGS.
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
Employees
      As of January 1, 2005, we employed 335 people. Of the 335 employees, 315 were located in North America, with the balance in Europe. As our business consists primarily of the provision of professional services, it is inherently people intensive. We believe we have a satisfactory relationship with our employees. Our average annualized voluntary turnover of field employees was 20% in 2004. Our employees are not represented by a union. Our Vice Presidents and many European employees have employment agreements generally requiring a three month notice period of termination by us. In addition, the laws and regulations of the foreign countries in which we operate may increase the cost of involuntarily terminating employees in those countries, should we have the need to do so. We maintain various programs and strategies to retain and recruit employees.
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
      Our principal physical properties employed in our business consist of our leased office facilities in Lake Forest, Illinois; Eden Prairie, Minnesota; and Austin, Texas. Our total employable leased square footage is approximately 41,000. This excludes properties where we remain as the lessee but where the property has been closed as part of cost-reduction efforts and the anticipated costs therefore have been reserved for as part of severance and related costs (see Note Four to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K). We do not own any real estate. We believe that our leased facilities are appropriate for our current and anticipated business requirements.

Item 3.	Legal Proceedings.
      eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations, and cash flows.
      eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to us by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and management is not aware of future indemnification payments that it would be obligated to make.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year 2004.

Item 4A.	Executive Officers of the Company.
      The following table includes the name, age (as of March 24, 2005), current position and term of office of each of our executive officers.

			Executive
			Officer
Name	Age	Current Position	Since

Kelly D. Conway*	48	President and Chief Executive Officer	1999
Karen Bolton	40	Vice President, Client Services	2003
Christopher J. Danson	37	Vice President, Delivery	2004
Jay A. Istvan	45	Vice President, Strategy and Marketing	2001
Steven C. Pollema	45	Vice President, Operations and Chief Financial Officer	2001
Robert S. Wert	40	Vice President, General Counsel and Corporate Secretary	2001

*	Member of the Board of Directors
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
      Karen Bolton has been Vice President, Client Services since December 2004. Ms. Bolton joined TSC in 1998 as a Vice President of its Australian subsidiary, which became a subsidiary of eLoyalty prior to its spin off from TSC. She relocated to the United States in 2002, becoming a Vice President of eLoyalty, and was elected Vice President, Global Accounts in 2003.
      Christopher J. Danson has been Vice President, Delivery of eLoyalty since December 2004. From February 1993 until joining eLoyalty as Senior Vice President, Research & Development in February 2000, Mr. Danson held various positions with TSC in its ECM/Call Center practice, including Senior Vice President from September 1998 until February 2000, Vice President from June 1996 until September 1998 and Senior Principal for TSC Europe from June 1995 until June 1996. From 2002 until 2004, Mr. Danson served as a Vice President and Delivery Team Leader for eLoyalty’s Technology Delivery Team.
      Jay A. Istvan has been the Vice President, Strategy and Marketing, of eLoyalty since February 2001. Mr. Istvan was affiliated with The Boston Consulting Group, Inc., a global strategic consulting firm, for more than fourteen years prior to joining eLoyalty, most recently as Midwest Regional Leader of its Healthcare practice from 1997.
      Steven C. Pollema has been Vice President, Operations and Chief Financial Officer of eLoyalty since December 2004. Prior to that Mr. Pollema served as Vice President, Delivery and Operations of eLoyalty since August 2001, after joining eLoyalty in June 2001 as Senior Vice President, Operations. Prior to joining eLoyalty, Mr. Pollema had been with MarchFirst, Inc. and its predecessor, Whittman-Hart, Inc., since June 1997, most recently as its President from March 2001 to May 2001. Prior to assuming the office of President, Mr. Pollema was Executive Vice President-Global Operations of MarchFirst from October 2000 through March 2001 and Managing Executive — Chicago Office/Region from October 1998 to October 2000. Prior to July 1997, Mr. Pollema was with Andersen Consulting, LLC, most recently as an Associate Partner.
      Robert S. Wert has been Vice President, General Counsel and Corporate Secretary of eLoyalty since December 2004. Prior to that Mr. Wert served as Vice President and General Counsel of eLoyalty since October 2001. He joined eLoyalty in January 2001 as Vice President and Senior Counsel. Prior to joining the Company, Mr. Wert was Associate General Counsel and Assistant Secretary of Katy Industries, Inc., a publicly held, diversified holding company since August 1998. From 1989 to 1998, Mr. Wert was with the Chicago law firm of Holleb & Coff, most recently as a Partner in its Business Department.
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

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock, par value $0.01 per share, is traded on the NASDAQ National Market System under the symbol ELOY. The following table sets forth, for the periods indicated, the quarterly high and low sales prices of the common stock on the NASDAQ National Market.

	High	Low

Fiscal Year 2004
First Quarter	$6.56	$3.42
Second Quarter	7.90	5.25
Third Quarter	7.70	4.41
Fourth Quarter	6.07	4.74
Fiscal Year 2003
First Quarter	$4.20	$3.28
Second Quarter	3.95	3.15
Third Quarter	3.90	3.30
Fourth Quarter	4.10	3.18
      There were approximately 391 owners of record of our common stock as of March 16, 2005.
      On December 19, 2001, we raised an aggregate of $23.3 million of gross cash proceeds in connection with the sale, pursuant to a private placement and related rights offering, of shares of our Series B stock, par value $0.01 per share. See “Introduction” in Item 1, Part I of this Form 10-K for more information regarding the private placement. Each share of Series B stock is convertible into one share of our common stock, at the option of the holder. This conversion ratio is subject to adjustment in the future in the event of certain transactions. The Series B stock will automatically convert into our common stock at any time after June 19, 2002, if the last sale price of our common stock is at least five times the original sale price per share of Series B stock ($5.10) for 30 consecutive trading days, subject to certain limitations.
Unregistered Sales of Equity Securities and Use of Proceeds
      The following table provides information relating to the Company’s purchase of shares of its common stock in the fourth quarter of 2004. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax-withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share

September 26, 2004 — October 25, 2004
Common stock	540	$5.94
October 26, 2004 — November 25, 2004
Common stock	519	$5.50
November 26, 2004 — January 1, 2005
Common stock	29,731	$5.05

Total
Common stock	30,790	$5.07

      See Item 12 included in Part III of this Form 10-K for information about securities authorized for issuance under our various compensation plans.

Dividends
      Historically, we have not paid cash dividends on our common stock, and do not expect to do so in the future. However, cash dividends of approximately $1.5 million, in the aggregate, were paid in January and July of 2004 on the Company’s Series B stock, which accrues dividends at the rate of 7% per year, payable semi-annually. A dividend payment of approximately $0.7 million was paid in January 2005 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although such conversions would require us to pay accrued but unpaid dividends at time of conversion. Conversions of Series B stock became permissible at the option of the holder after June 19, 2002.

Item 6.	Selected Financial Data.
      The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of eLoyalty and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the fiscal years 2004, 2003, 2002, 2001 and 2000 and the balance sheet data as of January 1, 2005, December 27, 2003, December 28, 2002, December 29, 2001 and December 30, 2000, below, are derived from our audited financial statements. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Fiscal Year

	2004	2003	2002	2001		2000

Revenue	$72,573	$62,579	$86,698	$146,729		$236,498
Operating expenses:
Costs of services(1)	53,232	48,667	57,811	113,282		150,691
Selling, general and administrative(1)	19,482	23,718	28,888	58,832		73,411
Severance and related costs(1)	947	2,405	9,075	33,444		—
Research and development(1)	—	9	222	5,091		8,821
Depreciation	5,247	5,299	5,483	5,683		2,372
Amortization of intangibles	350	63	—	—		—
Goodwill amortization(2)	—	—	—	4,808		4,972
Goodwill impairment(3)	—	557	—	—		—

Total operating expenses	79,258	80,718	101,479	221,140		240,267

Operating loss	(6,685)	(18,139)	(14,781)	(74,411)		(3,769)
Interest income (expense) and other, net	231	256	758	1,654		2,921

Loss before income taxes	(6,454)	(17,883)	(14,023)	(72,757)		(848)
Income tax (benefit) provision	(587)	388	21,381 (4)	(9,096	) (4)	(424)

Net loss	(5,867)	(18,271)	(35,404)	(63,661)		(424)
Dividends and accretion related to Series B preferred stock	(1,499)	(1,508)	(5,371)	(3,576)		—

Net loss available to common stockholders	$(7,366)	$(19,779)	$(40,775)	$(67,237)		$(424)

Basic net loss per common share	$(1.22)	$(3.48)	$(7.86)	$(13.42)		$(0.09)

Diluted net loss per common share	$(1.22)	$(3.48)	$(7.86)	$(13.42)		$(0.09)

(In millions)
Basic weighted average shares outstanding	6.03	5.69	5.19	5.01		4.82

Diluted weighted average shares outstanding	10.44	9.86	9.17	5.16		5.37

(1)	Noncash compensation included in individual line items above:

	For the Fiscal Year

	2004	2003	2002	2001	2000

Cost of services	$1,063	$834	$872	$841	$789
Selling, general and administrative	1,697	2,101	2,917	2,294	1,337
Severance and related costs	176	—	—	—	—
Research and development	—	—	—	54	81

Total noncash compensation	$2,936	$2,935	$3,789	$3,189	$2,207

(2)	Effective January 2002, eLoyalty adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which required that goodwill no longer be amortized.

(3)	The Company tests goodwill for impairment annually. For the year ended December 27, 2003, the analysis indicated that goodwill associated with our International reporting unit was fully impaired and an adjustment of $0.6 million was recorded in the Consolidated Statement of Operations.

(4)	Includes an income tax expense of $26.7 million and $14.1 million to establish valuation allowances for deferred tax assets in fiscal years 2002 and 2001, respectively.

Consolidated Balance Sheet Data
(In thousands)

	As of

	January 1,		December 27,		December 28,		December 29,		December 30,
	2005		2003		2002		2001		2000

Total cash	$27,768	(1)	$37,852	(1)	$58,458	(1)	$52,101	(1)	$41,138
Working capital(2)	$28,565		$33,869		$47,859		$59,795		$109,934
Total assets	$55,367		$59,805		$88,827		$128,218		$184,618
Short-term debt	—		—		$8,600		$8,600		—
Long-term obligations	$1,438		$1,144		$2,358		$3,390		—
Redeemable preferred stock	$21,169		$21,197		$22,153		$19,499		—
Stockholders’ equity	$18,963		$24,018		$40,303		$77,347		$140,856

(1)	Total cash consists of cash and cash equivalents of $27,070, $36,953, $48,879 and $42,653 and restricted cash of $698, $899, $9,579 and $9,448 as of January 1, 2005, December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

(2)	Represents current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Background
      eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals in offices throughout North America and Europe, eLoyalty’s broad range of enterprise CRM services and solutions include creating customer strategies; defining technical architectures; selecting, implementing and integrating best-of-breed CRM and analytics software applications; providing ongoing support for multi-vendor systems; and hosting application environments. The combination of eLoyalty’s methodologies and technical expertise enables eLoyalty to deliver the tangible economic benefits of customer loyalty for its clients.
Overview of the Results of Operations and Financial Position
      The following is an overview of our operating results and financial position for our 2004, 2003 and 2002 fiscal years, which includes a discussion of significant events, revenue, gross profit margins, expenses and cash flows for those periods. The fiscal year ends for 2004, 2003 and 2002 were January 1, 2005, December 27, 2003 and December 28, 2002, respectively. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

	For the Fiscal Years Ended

	2004	2003	2002

Revenue:
Consulting services	$50,185	$48,338	$69,482
Managed services	14,905	8,241	7,123

Services revenue	65,090	56,579	76,605
Software	3,153	2,198	2,194
Reimbursed expenses	4,330	3,802	7,899

Total revenue	$72,573	$62,579	$86,698

Gross profit margin(1) percentage	28%	24%	37%

(1)	Revenue excluding reimbursed expenses less cost of services excluding reimbursed expenses.
     As a result of the economic slowdown beginning in fiscal year 2001, many companies significantly reduced the size and scope of their information technology (“IT”) spending. These spending reductions contributed to the decrease in annual revenue experienced by eLoyalty from $146.7 million in fiscal year 2001 to $62.6 million in fiscal year 2003. In fiscal year 2004, our revenue grew to $72.6 million, a 16% increase over fiscal year 2003.
      Revenue levels are driven by the ability of our professional business development teams, account partners, and senior delivery personnel to secure new client engagements and to deliver services and solutions that add value to our clients. Beginning in the second quarter of 2003, we have consistently experienced strong new account growth, adding 9 or more clients in each of the last seven quarters. In fiscal year 2004, we added a total of 60 new customers. While not all of these relationships are or become economically significant or are ultimately sustainable over the long term, they do provide the opportunity to build the type of lasting relationships that we achieve with many of our clients — 80% of our fiscal year 2004 revenue came from clients who were also clients in fiscal year 2003.
      Our operational results are also affected by the levels of business activity, economic conditions, and the pace of technological change in the industries and geographies that we serve. Over the past four to six quarters, the strengthening economic recovery appears to be positively affecting the IT spending patterns at many companies. Certain CRM related technological advances, including voice over IP in the contact center, speech-enabled self-service and advance speech recognition capabilities, are beginning to drive higher levels of spending on both growth-oriented and cost-reduction initiatives. While we are pleased with this improved economic environment, there is no assurance that it will consistently lead to a higher level of revenue for eLoyalty. Companies remain conservative regarding their increasing use of outside professional services.
      The Company continues to experience high levels of customer revenue concentration, though these levels have decreased (improved) somewhat from fiscal year 2003. Our top customer accounted for 14% of our revenue in fiscal year 2004 compared to 24% of our revenue for our top customer in fiscal year 2003. Our top 5 and top 10 customers accounted for 52% and 66% of revenue, respectively in fiscal year 2004. This compares to 57% and 73% of revenue for those same categories in fiscal year 2003. As a result of these concentration levels, significant reductions in spending by these top customers may result in fluctuations in revenue and profitability.
      We continue to achieve an increasing percentage of our revenue from our Managed services offerings. In fiscal years 2004, 2003 and 2002, Managed services, in the aggregate, accounted for 21%, 13% and 8%, respectively, of our total revenue. During fiscal year 2004, we acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5.4 million of cash consideration (before transaction costs) (the “Interelate Acquisition”). The Interelate Acquisition accounted for $3.6 million, or about 54%, of the growth in Managed services revenue in fiscal year 2004. The remaining growth occurred in our existing Contact Center Managed Services. Managed services contracts typically have longer terms than consulting contracts and provide a more stable and predictable revenue stream with lower overall selling costs. In addition, because of continued rate and margin pressure in our Consulting services business, Managed services revenue tends to yield higher gross profit margins (revenue excluding reimbursed expenses less cost of services excluding reimbursed expenses).
      In fiscal year 2004, we saw only slight growth in our Consulting services revenue as clients remained cautious regarding their use of outside resources and the competition for that business remains fierce. From 2003 to 2004, Consulting services revenue grew to $50.2 million, or about 4%, over fiscal year 2003. We experienced significant quarter over quarter growth in Consulting services revenue from the first quarter of 2004 to the second quarter of 2004 as a large client engagement ramped up during that timeframe. This level of quarterly Consulting services revenue remained largely unchanged in the third and fourth quarters of fiscal year 2004.
      The primary categories of operating expenses include cost of services, selling, and general and administrative expenses. Cost of services is primarily driven by the costs associated with our delivery personnel, third-party pass-through services related to our Managed services business and cost of third-party software and hardware. Cost of services as a percentage of revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our consulting services delivery personnel and our relative mix of business between Consulting services and Managed services. Selling expense is driven primarily by business development activities, the ongoing development of our service lines, targeted marketing programs, and CRM thought leadership publications. General and administrative costs primarily include costs for our global support functions, technology infrastructure and applications and office space.
      Gross profit margins for fiscal years 2004 and 2003 were 28% and 24% respectively. This increase resulted primarily from higher levels of billable utilization in fiscal year 2004 of 74% compared to fiscal year 2003 of 61%. The higher utilization was partially offset by a reduction in the average hourly billing rate from $175 in fiscal year 2003 to $161 in fiscal year 2004. Rates have continued to decline due to pressure from competitors and from our existing clients as they seek to control costs. To combat margin compression, as we replaced attrition and grew headcount to support our revenue growth in fiscal year 2004, we worked to improve the leverage model within our delivery teams by hiring personnel primarily at the lower levels of our career path. With a better leverage model and high levels of utilization we could maintain or possibly improve consulting gross margins in a flat or decreasing rate environment. While we have recently experienced increases in demand for our services and while margins in our consulting business have improved, it is too early to tell if these developments will translate into sustainable improvements in our pricing or margins over the long term.
      In fiscal years 2004, 2003 and 2002, we recognized charges in the amount of $0.9 million, $2.4 million and $9.1 million, respectively, primarily for employee severance payments, facility reductions and related activities. Although we believe that eLoyalty has sized its operations to the level appropriate for its anticipated revenue and business requirements, technology shifts affecting our mix of revenue, as well as unexpected declines in demand for our offerings, may result in future charges related to additional personnel reductions. See Note Four to our Consolidated Financial Statements included in Part II, Item 8.
      In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash of $52.1 million. As of January 1, 2005, total cash was $27.8 million, or a $24.3 million reduction since the end of fiscal year 2001. The fiscal year end 2004 cash balance also represents a $10.1 million reduction since the end of fiscal year 2003. Due to improved working capital management, evidenced by improving days sales outstanding (“DSO”) by 30 days (from 80 days to 50 days) over the last three fiscal years, the Company was able to fund the Interelate Acquisition (purchase price of $5.4 million in fiscal year 2004), operating losses, modest capital expenditures, and Series B stock cash dividends out of cash balances.
      In fiscal year 2005, we expect certain of our large clients to reduce their spending compared to their 2004 expenditure levels. Although we are encouraged by the improving economic conditions and by the addition of new customers in fiscal year 2004 and expect to add more new clients in fiscal year 2005, the initial strength of, and rate of increase in, the spending of new customers is difficult to predict. Our ability to successfully respond to these uncertainties and to improve operating profit will depend, in part, on our ability to continue to offer innovative solutions via our service lines and to continue to execute our cost management strategy to maintain our lower cost structure. There can be no assurance, however, that we will be able to successfully execute these strategies.
      In fiscal year 2005, the Company continues to have cash obligations related to an expectation of Series B stock cash dividends, modest capital expenditure requirements and severance and related charges recognized in previous periods. We believe that our efforts to right-size our cost structure, in conjunction with expected revenue improvement and consistent levels of utilization will move our Company closer to profitability in fiscal year 2005. However, the uncertainty with respect to the size of spending by new customers and the anticipated reduced spending of certain existing large clients makes it difficult to predict when or if eLoyalty will achieve this goal. Notwithstanding these uncertainties, we believe that the Company’s significant total cash balances at January 1, 2005, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.
Critical Accounting Policies and Estimates
      Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, collectability of customer accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, the realizability of net deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect more significant judgments and estimates used in the preparation of our consolidated financial statements.
      eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from Consulting services that involve integrating or building a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed. Revenue from fixed price Managed services contracts is recognized ratably over the contract period of the services. For all other Managed services we recognize revenue as the work is performed. Revenue from the sales of software/hardware is recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
      We have recorded full income tax valuation allowances on our net deferred tax assets to account for the unpredictability surrounding the timing of realization of our US and non-US net deferred tax assets due to uncertain economic conditions. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on a return to predictable levels of profitability.
      We have recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2004. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.
Year Ended January 1, 2005 Compared with the Year Ended December 27, 2003

Revenue
      Our revenue increased $10.0 million, or 16%, to $72.6 million in fiscal year 2004 from $62.6 million in fiscal year 2003. Revenue from Consulting services increased $1.9 million, or 4%, to $50.2 million in fiscal year 2004 from $48.3 million in fiscal year 2003. Consulting services revenue represented 69% and 77% of total revenue for fiscal years 2004 and 2003, respectively. The increase in Consulting services revenue is primarily due to a stronger global economic environment that led to increased demand for the CRM Consulting services provided by us. Revenue from Managed services increased $6.7 million, or 82%, to $14.9 million in fiscal year 2004 from $8.2 million in fiscal year 2003. Managed services revenue represented 21% and 13% of total revenue for fiscal years 2004 and 2003, respectively. The increase in Managed services revenue is driven primarily by the Interelate Acquisition and the continued growth in our Cisco Internet Protocol Contact Center (“IPCC”) offerings. Revenue from software sales increased $1.0 million, to $3.2 million in fiscal year 2004 from $2.2 million in fiscal year 2003. Software sales represented 4% of total revenue for fiscal years 2004 and 2003, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of our Loyalty Suitetm and third-party software was $0.8 million, $1.5 million, $0.4 million, $0.4 million $1.1 million, $0.1 million, $0.1 million and $1.0 million, for the fourth quarter of 2004, third quarter of 2004, second quarter of 2004, first quarter of 2004, fourth quarter of 2003, third quarter of 2003, second quarter of 2003 and first quarter of 2003, respectively.
      Revenue from North American operations increased $9.4 million, or 17%, to $65.9 million in fiscal year 2004 from $56.5 million in fiscal year 2003. International operations revenue (which primarily represents revenue from Europe and Australia) increased $0.6 million, or 10%, to $6.7 million in fiscal year 2004 from $6.1 million in fiscal year 2003. As a percentage of consolidated revenue, revenue from International operations represented 9% and 10% of total revenue for fiscal years 2004 and 2003, respectively.
      Utilization of billable consulting personnel was 74% and 61% for fiscal years 2004 and 2003, respectively, 72% in the fourth quarter of 2004 and 61% in the fourth quarter of 2003. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $161 and $175 for fiscal years 2004 and 2003, respectively, $151 in the fourth quarter of 2004 and $164 in the fourth quarter of 2003. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $152 and $164 for fiscal years 2004 and 2003, respectively, $141 for the fourth quarter of 2004 and $155 for the fourth quarter of 2003. Our revenue per billable consultant increased to $287,000 in the fourth quarter of 2004 from $265,000 in the fourth quarter of 2003. This increase was primarily driven by improved utilization partially offset by the lower billing rates.
      Our revenue concentration has decreased as our top 10 customers accounted for 66% and 73% of our revenue in fiscal year 2004 and fiscal year 2003. In addition, the top 20 customers accounted for 80% of our revenue in fiscal year 2004 and 86% of our revenue in fiscal year 2003. Three clients each accounted for 10% or more of our revenue in fiscal year 2004. Crowe, Chizek and Company LLP accounted for 14% of our revenue in fiscal year 2004, 1% of our revenue in fiscal year 2003 and 0% of our revenue in fiscal year 2002. United HealthCare Services, Inc. accounted for 13% of our revenue in fiscal year 2004, 24% of our revenue in fiscal year 2003 and 14% of our revenue in fiscal year 2002. Allstate Insurance Company accounted for 10% of our revenue in fiscal year 2004, 10% of our revenue in fiscal year 2003 and 11% of our revenue in fiscal year 2002. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services. The top 5 customers in fiscal year 2004 increased their demand for our services by approximately $1.9 million compared to the top 5 customers in fiscal year 2003. The top 5 customers in fiscal years 2004 and 2003 represented approximately 52% and 57% of revenue, respectively.

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
      Cost of services increased $4.5 million, or 9%, to $53.2 million in fiscal year 2004 from $48.7 million in fiscal year 2003. The increase is primarily due to additional software costs, Managed services third-party contract costs, increased personnel costs related to the Interelate Acquisition and subcontractor costs. Cost of services as a percentage of revenue decreased to 73% in fiscal year 2004 compared to 78% in fiscal year 2003. This percentage decrease was primarily due to the impact of a thirteen-percentage point improvement in utilization compared to 2003 partially offset by lower average hourly billing rates.

Selling, General and Administrative
      Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectable amounts and costs for our technology infrastructure and applications.
      Selling, general and administrative expenses decreased $4.2 million, or 18%, to $19.5 million in fiscal year 2004 from $23.7 million in fiscal year 2003. This decrease was primarily the result of $2.8 million savings due to personnel reductions, $0.5 million savings related to reduced rent and lease costs, $0.5 million favorable adjustment resulting from the final determination of a previous estimate related to the collection of a receivable, as well as a $0.4 million reduction in spending on outside services such as telecommunications costs and professional fees.

Severance and Related Costs
      In response to the current business environment and shifting skill and geographic requirements, and in prior periods, an overall decrease in demand for IT consulting services, we have undertaken a number of cost reduction activities consisting of personnel reductions in fiscal year 2004, and personnel reductions, office space reductions and office closures in fiscal year 2003 and prior. As a result of these activities, we recognized a charge of $0.9 million in fiscal year 2004 and $2.4 million in fiscal year 2003 reducing our headcount by 14 employees and 67 employees in fiscal years 2004 and 2003, respectively. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007.
      Severance and related costs decreased $1.5 million, or 63% to $0.9 million in fiscal year 2004 compared to $2.4 million in fiscal year 2003. This is a result of fewer involuntary personnel reductions in fiscal year 2004 versus fiscal year 2003 as well as favorable adjustments in fiscal year 2003 related to changes in estimated sublease rental income from previous office space reductions. Annual savings related to the cost reduction actions in fiscal year 2004 are expected to be $2.4 million and will be realized in fiscal year 2005. Annual savings resulting from the cost reduction actions initiated in fiscal year 2003 approximated $10.7 million and were realized in fiscal year 2004.

Depreciation
      Depreciation expense decreased $0.1 million, or 2%, to $5.2 million in fiscal year 2004 compared to $5.3 million in fiscal year 2003. This decrease is due to assets becoming fully depreciated or disposed of, partially offset by the incremental depreciation of $0.7 million associated with the assets from the Interelate Acquisition.

Amortization of Intangibles
      Amortization of intangibles increased $0.3 million, or 300%, to $0.4 million in fiscal year 2004 compared to $0.1 million in fiscal year 2003. This increase is primarily due to the amortization of the intangibles related to the Interelate Acquisition.

Goodwill Impairment
      Goodwill impairment decreased $0.6 million, or 100%, in fiscal year 2004 from $0.6 million in fiscal year 2003. Goodwill was reviewed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. For fiscal year 2004, in conjunction with the annual planning cycle, the Company evaluated the goodwill amounts on the balance sheet for its reporting units and no impairment was identified. In fiscal year 2003, the Company tested the valuation of the goodwill for its North American and International reporting units. As a result of this evaluation, the Company determined that goodwill relating to a 1996 acquisition in Europe could not continue to be supported by the fair value of the International reporting unit and recognized a goodwill impairment charge of $0.6 million in the fourth quarter of 2003.

Operating Loss
      Primarily as a result of the above-described business conditions, we experienced an operating loss of approximately $6.7 million for the fiscal year 2004, compared to an operating loss of approximately $18.1 million for the fiscal year 2003.

Interest Income (Expense) and Other, net
      Non-operating interest income (expense) and other decreased $0.1 million, or 33%, to $0.2 million in fiscal year 2004 compared to $0.3 million in fiscal year 2003. The $0.1 million decrease in non-operating other income was primarily related to lower yields on our investments.

Income Tax (Benefit) Provision
      Income taxes were a benefit of $0.6 million compared to a provision of $0.4 million in fiscal years 2004 and 2003, respectively. The $0.6 million benefit in fiscal year 2004 related to a favorable adjustment to a previous estimate of a foreign income tax liability. The $0.4 million in fiscal year 2003 related to income taxes, city trade taxes and withholding taxes related to cash distributions to the US operating unit, all relating to our foreign operations. As of January 1, 2005, total deferred tax assets of $52.6 million are fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders
      We reported a net loss available to common stockholders of $7.4 million for fiscal year 2004 as compared with a net loss available to common stockholders of $19.8 million in fiscal year 2003. We reported a net loss of $1.22 per share on a basic and diluted basis in fiscal year 2004 compared to a net loss of $3.48 per share on a basic and diluted basis in fiscal year 2003. Improved performance in fiscal year 2004 is primarily driven by stronger utilization, higher percentage of revenue generated from Managed services and lower selling, general and administrative expenses. The losses in fiscal year 2003 were primarily attributable to declines in our business and the charges for severance and related costs.

Year Ended December 27, 2003 Compared with the Year Ended December 28, 2002

Revenue
      Our revenue decreased $24.1 million, or 28%, to $62.6 million in 2003 from $86.7 million in 2002. Revenue from Consulting services decreased $21.1 million, or 30%, to $48.3 million in 2003 from $69.4 million in 2002. The decrease in revenue is primarily due to a weak global economic environment that led to decreased demand for the CRM Consulting services provided by us. Revenue from Managed services increased $1.1 million, or 16%, to $8.2 million in 2003 from $7.1 million in 2002. Managed services revenue represented 13% and 8% of total revenue for the years ended December 27, 2003 and December 28, 2002, respectively. Revenue from software sales increased $0.1 million, to $2.3 million in 2003 from $2.2 million in 2002. Software sales represented 4% and 3% of total revenue for the years ended December 27, 2003 and December 28, 2002, respectively. Quarterly software revenue fluctuates significantly depending on the demand for various software products. Revenue from sales of our Loyalty Suitetm and third-party software was $1.1 million, $0.1 million, $0.1 million, $1.0 million, $0, $1.1 million $0 and $1.1 million, for the fourth quarter of 2003, third quarter of 2003, second quarter of 2003, first quarter of 2003, fourth quarter of 2002, third quarter of 2002, second quarter of 2002 and first quarter of 2002, respectively.
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
      Our revenue concentration has remained constant as our top 10 customers accounted for 73% of our revenue in 2003 and 2002. In addition, the top 20 customers accounted for 86% of our revenue in 2003 and 87% of our revenue in 2002. Three clients each accounted for 10% or more of our revenue in 2003. United HealthCare Services, Inc. accounted for 24% of our revenue in 2003, 14% of our revenue in 2002 and 13% of our revenue in 2001. AT&T Wireless accounted for 11% of our revenue in 2003, 10% of our revenue in 2002 and 8% of our revenue in 2001. Allstate Insurance Company accounted for 10% of our revenue in 2003, 11% of our revenue in 2002 and 7% of our revenue in 2001. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services. The top five clients in 2003 reduced their demand for our services by approximately $10.6 million compared to the top five clients in 2002. The top five clients in 2003 and 2002 represented approximately 57% and 53% of revenue, respectively. Our revenue is generated primarily from Consulting services, which is billed on a time and materials basis or on a fixed-fee basis. Revenue is recognized for time and material engagements as services are rendered, primarily utilizing the percentage-of-completion method. As a percentage of total revenue, revenue from Consulting services was 77% in 2003 compared to 80% in 2002.

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

Selling, General and Administrative
      Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, and facilities cost plus a provision for uncollectable amounts.
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

Severance and Related Costs
      In response to the current business environment and decreased demand for IT consulting services, we have undertaken a number of cost reduction activities consisting of personnel reductions in 2003, and personnel reductions, office space reductions and office closures in prior periods. These cost reduction activities have been designed to size our workforce to meet our expected business requirements. As a result of these activities, we recognized a charge of $2.4 million in 2003 and $9.1 million in 2002 reducing our headcount by 67 employees and 107 employees in 2003 and 2002, respectively. Substantially all severance and related costs associated with these plans were paid out by the end of the first quarter of 2004, pursuant to agreements entered into with affected employees. Voluntary and involuntary terminations, net of limited hiring, have reduced our headcount to 277 employees at the end of 2003 from 365 employees at the end of 2002. Facility costs related to office space reductions and office closures in 2002 and 2001 will be paid pursuant to contractual lease terms through 2007.
      Severance and related costs decreased $6.7 million, or 73%, to $2.4 million in 2003 compared to $9.1 million in 2002. This is the result of fewer involuntary personnel reductions in 2003 versus 2002, as well as an adjustment of $0.3 million primarily related to the favorable resolution of two matters involving former employees, $0.7 million related to favorable changes in estimated sublease rental income from previous office space reductions and $0.1 million of favorable adjustments to previous cost estimates, primarily due to the termination of an equipment lease. Annual savings resulting from the cost reduction actions initiated in 2003 were approximately $10.7 million and were realized in 2004. Annual savings resulting from 2002 involuntary personnel reductions were approximately $13.5 million and were realized in 2003.

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

Income Tax (Benefit) Provision
      Income taxes were $0.4 million in 2003 compared to $21.4 million in 2002. Our income tax provision for 2003 consisted of income taxes, city trade taxes and withholding taxes related to cash distributions to the US operating unit, primarily from our foreign operations.
      During fiscal 2002, eLoyalty established an income tax valuation allowance of $24.6 million related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. As of December 27, 2003, total net deferred tax assets of $53.3 million are fully offset by a valuation allowance. The decision to establish a valuation allowance for the remaining US deferred tax assets and cease recording the benefit of losses incurred by US operating units was made in fiscal 2002 following our normal process of assessing current year results and forecasting financial performance for the next fiscal year and beyond. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. However, the level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our net deferred tax assets, has grown to the point where generally accepted accounting principles (“GAAP”) required that a full income tax valuation allowance be recognized in the financial statements.

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
Liquidity and Capital Resources

Introduction
      Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances. At January 1, 2005, we had cash and cash equivalents of approximately $27.1 million and restricted cash of approximately $0.7 million. Our cash and cash equivalents position decreased $9.9 million, or 27%, to $27.1 million as of January 1, 2005 compared to $37.0 million at December 27, 2003. The cash and cash equivalents decrease is primarily related to the Interelate Acquisition of $5.6 million and the funding of working capital of $4.4 million. Restricted cash represents cash as security for our letters of credit. Restricted cash decreased $0.2 million, to $0.7 million as of January 1, 2005 compared to $0.9 million at December 27, 2003. The $0.2 million decrease in restricted cash is due to reducing the letters of credit.

Cash Flows from Operations
      Cash flows from operating activities were a use of approximately $2.9 million and $9.6 million during fiscal years 2004 and 2003, respectively. Net cash outflows from operating losses, annual corporate insurance payments, prepaid software maintenance contracts and payments with respect to severance and related costs contributed to the use of cash. DSO of 50 days at January 1, 2005 represented an increase of 4 days compared to 46 days at December 27, 2003. We do not expect any significant collection issues with our clients. Unearned revenue was a $3.8 million source of cash during fiscal year 2004 compared to $0.2 million during fiscal year 2003. The increase of $3.6 million primarily reflects prepayments from our clients for Managed services contracts. At January 1, 2005, there remained $1.9 million of unpaid severance and related costs (see Note Four to the Consolidated Financial Statements included in Part II, Item 8).

Cash Flows from Investing Activities
      Cash flows used in investing activities increased $4.9 million, to $6.1 million during fiscal year 2004 from $1.2 million during fiscal year 2003. Net cash outflows consisted of $5.6 million related to the Interelate Acquisition and $0.5 million of capital expenditures, primarily related to our Managed services. During 2003, capital expenditures of $1.2 million were primarily related to $0.9 million of spending on investments in IT infrastructure and our Managed services and $0.3 million due to a license payment for intellectual property that is being utilized within our business. The level of capital expenditures for fiscal year 2005 may vary significantly depending on the number of new contracts for hosted services engagements into which we enter. In any event, we expect our capital expenditures to be less than $2.3 million for fiscal year 2005.

Cash Flows from Financing Activities
      Cash flows used in financing activities decreased $0.2 million, to $1.3 million during fiscal year 2004 from $1.5 million during fiscal year 2003. The $1.3 million of cash used in 2004 is attributable to cash dividends of $1.5 million, in the aggregate, paid in January and July of 2004 on the Series B convertible preferred stock (“Series B stock”) offset by $0.2 million decrease in restricted cash. The $1.5 million of cash used during 2003 is attributable to borrowings of $25.8 million, the required deposit of $8.6 million of cash security for the credit line, offset by aggregate payments of $34.4 million and cash dividends of $1.5 million, in the aggregate, paid in January and July of 2003 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity
      Our near-term capital resources consist of our current cash balances, together with anticipated future cash flows. Our balance of cash and cash equivalents was $27.1 million and $37.0 million as of January 1, 2005 and December 27, 2003, respectively. In addition, our restricted cash of $0.7 million at January 1, 2005 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies.

Bank Facility
      The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2 million throughout the fiscal year 2004 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings under the Facility at January 1, 2005 and December 27, 2003, respectively. Available credit under the Facility has been reduced by approximately $0.7 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. In fiscal year 2004, we did not have any borrowings or interest expense under the Facility. At December 27, 2003 the average annual interest rate was 2.0%. Interest expense was $0.1 million for the fiscal year ended 2003.

Accounts Receivable Customer Concentration
      At January 1, 2005 we had two customers each accounting for 10% or more of total net receivables. Crowe, Chizek and Company LLP accounted for 28% and United HealthCare Services, Inc. accounted for 23%, respectively of total net accounts receivable. Of these amounts, we have collected approximately 100% from Crowe, Chizek and Company LLP and 77% from United HealthCare Services, Inc., respectively, through March 21, 2005. Of total gross accounts receivable as of March 21, 2005, we have collected 90% subsequent to January 1, 2005. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Contractual Obligations
      As of January 1, 2005, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Letters of credit	$623	$623	$—	$—	$—
Operating leases	$4,376	$1,534	$1,575	$975	$292
Severance and related costs	$2,316	$1,346	$970	$—	$—
Purchase obligations	$1,606	$1,606	$—	$—	$—

Letters of Credit
      Letters of credit reflect standby letters of credit issued as collateral for operational leases.

Operating Leases
      Operating leases reflect leases entered into by the Company for technology and office equipment as well as office space. The amounts listed have not been reduced by minimum sublease rentals of $50 due in the future for fiscal year 2005 under non-cancelable subleases.

Severance and Related Costs
      Severance and related costs reflect payments the Company will make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2004 and prior years. The amounts listed have not been reduced by minimum sublease rentals of $167, $167 and $125 due in the future for fiscal years 2005, 2006 and 2007, respectively, under non-cancelable subleases.

Purchase Obligations
      Purchase obligations reflect the costs of goods or services eLoyalty had received prior to January 1, 2005, but had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.
Recent Accounting Pronouncements
      In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financials statements at fair value and eliminates the intrinsic value-based method. The Statement is effective for periods beginning after June 15, 2005. We have reviewed SFAS No. 123R and do not anticipate the adoption of SFAS No. 123R to have a material impact on our future financial position or results of operations.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-06 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus by the Task Force was effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the fiscal year ended 2004, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.

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
      We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the years ended January 1, 2005 and December 27, 2003, 15% and 14%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.
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

Item 8.	Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets — for the years ended January 1, 2005 and December 27, 2003	29
Consolidated Statements of Operations — for the fiscal years ended 2004, 2003 and 2002	30
Consolidated Statements of Cash Flows — for the fiscal years ended 2004, 2003 and 2002	31
Consolidated Statements of Changes in Stockholders’ Equity (Accumulated Deficit) and Comprehensive Loss — for the years ended January 1, 2005, December 27, 2003 and December 28, 2002	32
Notes to Consolidated Financial Statements	33
Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts — for the years ended January 1, 2005, December 27, 2003 and December 28, 2002	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of eLoyalty Corporation:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of eLoyalty Corporation and its subsidiaries (the “Company”) at January 1, 2005 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note Two to the consolidated financial statements, the Company changed its method of accounting for goodwill in connection with the adoption of Statement of Financial Account Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.
PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2005

eLOYALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 1,	December 27,
	2005	2003

ASSETS:
Current Assets:
Cash and cash equivalents	$27,070	$36,953
Restricted cash	698	899
Receivables, net	11,187	7,631
Prepaid expenses	2,829	1,430
Other current assets	578	402

Total current assets	42,362	47,315
Equipment and leasehold improvements, net	6,779	9,388
Goodwill	2,650	1,671
Intangibles, net	1,713	262
Long-term receivables and other	1,863	1,169

Total assets	$55,367	$59,805

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	1,528	2,852
Accrued compensation and related costs	4,165	4,580
Unearned revenue	4,466	1,226
Other current liabilities	3,638	4,788

Total current liabilities	13,797	13,446
Long-term unearned revenue	774	—
Other long-term liabilities	664	1,144

Total liabilities	15,235	14,590

Commitments and contingencies (Note 16)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,150,803 and 4,156,221 shares issued and outstanding with a liquidation preference of $21,910 and $21,922 at January 1, 2005 and December 27, 2003, respectively	21,169	21,197
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,407,065 and 6,919,599 shares issued and outstanding, respectively	74	69
Additional paid-in capital	150,659	149,140
Accumulated deficit	(121,032)	(115,165)
Accumulated other comprehensive loss	(3,451)	(3,832)
Unearned compensation	(7,287)	(6,194)

Total stockholders’ equity	18,963	24,018

Total liabilities and stockholders’ equity	$55,367	$59,805

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Fiscal Years Ended

	2004	2003	2002

Revenue	$72,573	$62,579	$86,698
Operating Expenses:
Cost of services	53,232	48,667	57,811
Selling, general and administrative	19,482	23,727	29,110
Severance and related costs	947	2,405	9,075
Depreciation	5,247	5,299	5,483
Amortization of intangibles	350	63	—
Goodwill impairment	—	557	—

Total operating expenses	79,258	80,718	101,479

Operating loss	(6,685)	(18,139)	(14,781)
Interest income (expense) and other, net	231	256	758

Loss before income taxes	(6,454)	(17,883)	(14,023)
Income tax (benefit) provision	(587)	388	21,381

Net loss	(5,867)	(18,271)	(35,404)
Dividends and accretion related to Series B preferred stock	(1,499)	(1,508)	(5,371)

Net loss available to common stockholders	$(7,366)	$(19,779)	$(40,775)

Basic net loss per common share	$(1.22)	$(3.48)	$(7.86)

Diluted net loss per common share	$(1.22)	$(3.48)	$(7.86)

Shares used to calculate basic net loss per share	6,027	5,689	5,190

Shares used to calculate diluted net loss per share	6,027	5,689	5,190

Noncash compensation included in individual line items above:
Cost of services	$1,063	$834	$872
Selling, general and administrative	1,697	2,101	2,917
Severance and related costs	176	—	—

Total noncash compensation	$2,936	$2,935	$3,789

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended

	2004	2003	2002

Cash Flows from Operating Activities:
Net loss	$(5,867)	$(18,271)	$(35,404)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and noncash compensation	8,357	8,297	9,273
Goodwill impairment	—	557	—
Provision for uncollectable amounts	—	—	(400)
Noncash severance and related costs	—	—	856
Deferred income taxes	—	—	22,510
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(2,395)	3,915	11,832
Refundable income taxes	47	199	7,114
Prepaids and other current assets	(1,426)	(335)	43
Accounts payable	(1,409)	1,147	(401)
Unearned revenue	3,773	202	1,024
Accrued compensation and related costs	(1,271)	(1,849)	(2,881)
Other liabilities	(2,141)	(3,457)	(2,604)
Long-term receivables and other	(598)	31	(550)

Net cash (used in) provided by operating activities	(2,930)	(9,564)	10,412

Cash Flows from Investing Activities:
Interelate acquisition	(5,587)	—	—
Capital expenditures and other	(475)	(1,209)	(2,266)

Net cash used in investing activities	(6,062)	(1,209)	(2,266)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	—	25,800	—
Repayments on revolving credit agreement	—	(34,400)	—
Proceeds from exercise of stock options	1	—	—
Decrease (increase) in restricted cash	201	8,680	(131)
Payments of Series B dividends	(1,483)	(1,543)	(888)
Proceeds from stock compensation plans	—	—	89

Net cash used in financing activities	(1,281)	(1,463)	(930)

Effect of exchange rate changes on cash and cash equivalents	390	310	(990)

(Decrease) increase in cash and cash equivalents	(9,883)	(11,926)	6,226
Cash and cash equivalents, beginning of period	36,953	48,879	42,653

Cash and cash equivalents, end of period	$27,070	$36,953	$48,879

Supplemental Disclosures of
Cash Flow Information Cash paid for interest	$—	$(88)	$(210)
Cash refunded (paid) for income taxes, net	$10	$227	$6,820
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(ACCUMULATED DEFICIT) AND COMPREHENSIVE LOSS
(In thousands, except share data)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other		Total
			Paid-In	(Accumulated	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Compensation	Equity

Balance, December 29, 2001	5,629,218	$56	$150,071	$(61,490)	$(4,541)	$(6,749)	$77,347

Net loss				(35,404)			(35,404)
Foreign currency translation					390		390

Comprehensive loss							(35,014)
Issuance of common stock for stock option awards and ESPP	20,455		91				91
Issuance of restricted common stock	1,208,470	12	7,604			(7,616)	—
Amortization/forfeitures of unearned compensation	(324,490)	(3)	(2,748)			4,885	2,134
Accretion of beneficial conversion feature			(3,769)				(3,769)
Series B conversions	218,745	2	1,114				1,116
Preferred stock dividend			(1,602)				(1,602)

Balance, December 28, 2002	6,752,398	$67	$150,761	$(96,894)	$(4,151)	$(9,480)	$40,303

Net loss				(18,271)			(18,271)
Foreign currency translation					319		319

Comprehensive loss							(17,952)
Issuance of restricted common stock	348,656	4	1,268			(1,272)	—
Amortization/forfeitures of unearned compensation	(368,861)	(4)	(2,334)			4,558	2,220
Series B conversions	187,406	2	953				955
Preferred stock dividend			(1,508)				(1,508)

Balance, December 27, 2003	6,919,599	$69	$149,140	$(115,165)	$(3,832)	$(6,194)	$24,018

Net loss				(5,867)			(5,867)
Foreign currency translation					381		381

Comprehensive loss							(5,486)
Issuance of restricted common stock	738,027	7	4,309			(4,316)	—
Issuance of common stock for stock option awards	312		1				1
Amortization/forfeitures of unearned compensation	(256,291)	(2)	(1,320)			3,223	1,901
Series B conversions	5,418		28				28
Preferred stock dividend			(1,499)				(1,499)

Balance, January 1, 2005	7,407,065	$74	$150,659	$(121,032)	$(3,451)	$(7,287)	$18,963

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note One — Description of Business
      eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals in offices throughout North America and Europe, eLoyalty’s broad range of enterprise CRM services and solutions include creating customer strategies; defining technical architectures; selecting, implementing and integrating best-of-breed CRM and analytics software applications; providing ongoing support for multi-vendor systems; and hosting application environments. The combination of eLoyalty’s methodologies and technical expertise enables eLoyalty to deliver the tangible economic benefits of customer loyalty for its clients.
Note Two — Summary of Significant Accounting Policies
      Fiscal Year-End — The fiscal year ends for 2004, 2003 and 2002 were January 1, 2005, December 27, 2003 and December 28, 2002, respectively. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.
      Consolidation — The consolidated financial statements include the accounts of eLoyalty and all of its subsidiaries. All significant intercompany transactions have been eliminated.
      Revenue Recognition — eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from consulting services that involve integrating or building a system for clients. eLoyalty provides consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed. Revenue from fixed price Managed services contracts is recognized ratably over the contract period of the services. For all other Managed services we recognize revenue as the work is performed.
      Revenue from the resale of third-party software and in certain circumstances from the licensing of proprietary software is recognized upon delivery provided the Company has no further obligations to install or modify the software. Revenue from the sales of software/hardware is recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.
      Contracts containing multiple services are segmented into individual elements when the services represent separate earning processes and the fair value of the individual elements is objectively measured. Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each individual element, as described above.
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
      In accordance with EITF Issue No. 01-14, we record out-of-pocket expenses as revenue in the statements of operations. Out-of-pocket expenses included in revenue for the fiscal years ended 2004, 2003 and 2002 were $4,330, $3,802 and $7,899, respectively.
      Reclassifications — Certain amounts reported in previous years have been reclassified to conform to the fiscal year 2004 presentation. These reclassifications had no impact on net loss or stockholders’ equity.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cost of Services — Cost of services consist primarily of salaries, incentive compensation, billable and non-billable expenses, employee benefits for eLoyalty personnel available for client assignments, third-party software and support costs and fees paid to subcontractors for work performed on client projects.
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
      As a result of the annual review of goodwill impairment as of January 1, 2005 no impairment was identified. For the year ended December 27, 2003, the Company determined that goodwill relating to a 1996 acquisition in Europe could not continue to be supported by the fair value of the International reporting unit. Accordingly, the Company recognized a goodwill impairment charge of $557 in the fourth quarter of 2003.
      Changes in the carrying value of goodwill as of January 1, 2005 are as follows:

	North
	America	International	Total

Goodwill balance as of December 28, 2002	$1,671	$464	$2,135
Goodwill impairment	—	(557)	(557)
Effect of exchange rate fluctuations	—	93	93

Goodwill balance as of December 27, 2003	$1,671	$—	$1,671

Interelate Acquisition	979	—	979

Goodwill balance as of January 1, 2005	$2,650	$—	$2,650

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible Assets — Intangible assets reflect intangibles related to the Interelate Acquisition (as discussed in Note Three) and the 2003 purchase of a license for certain intellectual property. These intangible assets are amortized over 12 months to 60 months. Unamortized intangible assets as of January 1, 2005 and December 27, 2003 were $1,713 and $262, respectively. eLoyalty did not have any intangible assets as of December 28, 2002. Accumulated amortization of intangible assets as of January 1, 2005 and December 27, 2003 was $412 and $63, respectively. Amortization expense will be $532, $370, $320, $320 and $171 for the fiscal years ended 2005, 2006, 2007, 2008 and 2009, respectively.
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
      Stockholders’ Equity — Stockholders’ equity includes common stock issued, additional paid-in capital, retained earnings (deficit), accumulated other comprehensive loss related to foreign currency translation and unearned compensation related to stock-based compensation. The 4.2 million shares of Series B stock are not classified as permanent equity in the accompanying balance sheets as the preferred stockholders have the ability to initiate a redemption that is considered outside eLoyalty’s control.
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
      Fair Value of Financial Instruments — The carrying values of current assets and liabilities approximated their fair values as of January 1, 2005 and December 27, 2003.
      Concentration of Credit Risk — Financial instruments that potentially subject eLoyalty to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located primarily in the US and are denominated in US dollars. For the fiscal year ended 2004, eLoyalty had three clients each accounting for 10% or more of total revenue. These clients were Crowe, Chizek and Company LLP at 14%, United HealthCare Services, Inc. at 13% and Allstate Insurance Company at 10%. For the fiscal year ended 2003, eLoyalty had three clients each accounting for 10% or more of total revenue. These customers were United HealthCare Services, Inc. at 24%, AT&T Wireless at 11% and Allstate Insurance Company at 10%. For the fiscal year ended 2002, eLoyalty had four clients each accounting for 10% or more of total revenue. These customers were United HealthCare Services, Inc. at 14%, Eli Lilly at 12%, Allstate Insurance Company at 11% and AT&T Wireless at 10%. At January 1, 2005 we had two customers each accounting for 10% or more of total net receivables. Crowe, Chizek and Company LLP and United HealthCare Services, Inc. accounted for 28% and 23%, respectively, of total net accounts receivable.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table illustrates the effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation. No compensation costs have been recognized for awards of stock options in the accompanying Consolidated Statements of Operations. Compensation costs were recognized for restricted and installment awards as expense in the accompanying Consolidated Statements of Operations.

	For the Fiscal Years Ended

	2004	2003	2002

Net loss available to common stockholders as reported	$(7,366)	$(19,779)	$(40,775)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	2,585	2,448	2,475
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(5,108)	(13,126)	(9,163)

Pro forma	$(9,889)	$(30,457)	$(47,463)

Basic net loss per share:
As reported	$(1.22)	$(3.48)	$(7.86)

Pro forma	$(1.64)	$(5.35)	$(9.15)

Diluted net loss per share:
As reported	$(1.22)	$(3.48)	$(7.86)

Pro forma	$(1.64)	$(5.35)	$(9.15)

      Assumptions used for valuation of option grants calculated in accordance with SFAS No. 148 are as follows:

For the Fiscal Years Ended

	2004	2003	2002

Expected volatility	108%-114%	120%-129%	132%-155%
Risk-free interest rates	1.8%-3.5%	1.1%-3.1%	2.7%-4.7%
Expected lives	5.0 years	5.0 years	5.0 years
Dividends	—	—	—

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. See discussion under New Accounting Standards.
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
      New Accounting Standards — In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financials statements at fair value and eliminates the intrinsic value-based method. The Statement is effective for periods beginning after June 15, 2005. eLoyalty reviewed SFAS No. 123R and does not anticipate the adoption of SFAS No. 123R to have a material impact on the Company’s future financial position or results of operations.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF Issue No. 03-06 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus by the Task Force was effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the fiscal year ended 2004, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.
Note Three — Acquisition
      On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5,380 of cash consideration (before transaction costs of $207) (the “Interelate Acquisition”). The acquired business, employees, customers and net assets have been integrated into eLoyalty and it operates as eLoyalty’s Marketing Managed Services group.
      The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their fair values as of the date of acquisition.
      The purchase price allocation was as follows:

Accounts receivable and other current assets	$1,387
Computer equipment and furniture	1,167
Software	989
Goodwill	979
Intangible asset, client relationships	1,800

Assets	6,322
Liabilities assumed	(735)

Net assets acquired	$5,587

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      eLoyalty believes that the purchase price allocation, in accordance with SFAS No. 141, is substantially complete, although it will continue to be reviewed in subsequent quarters.
      The weighted average life of the computer equipment and furniture is approximately 1.6 years, with approximately 80% of this asset being fully depreciated in the first year following the Interelate Acquisition. Software has a weighted average life of approximately three years for depreciation purposes.
      The primary items that generated goodwill are the value of the assembled workforce, as well as the value of future expected earnings, neither of which qualify as an amortizable intangible asset. Although the goodwill is deductible for U.S. income tax purposes, the prospective value may be limited due to the uncertainty regarding the realization of eLoyalty’s net deferred tax assets. The amortizable intangible asset resulting from the transaction is Client Relationships, which has a weighted average life of approximately four and a half years.
      The fixed assets (inclusive of software), intangible asset and goodwill are reported as components of our North American segment.
      Pro forma results of operations are not presented for the Interelate Acquisition because the effect of the acquisition is immaterial to the consolidated sales and net income.
Note Four — Severance and Related Costs
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
      In response to the current business environment and shifting skill and geographic requirements, and in prior periods, an overall decrease in demand for information technology (“IT”) consulting services, a number of cost reduction activities were undertaken, principally consisting of personnel reductions in fiscal year 2004, and personnel reductions, office space reductions and office closures in prior periods. These cost reduction activities were designed to size the workforce to meet eLoyalty’s expected business requirements. During fiscal years 2004, 2003 and 2002, eLoyalty recognized pre-tax charges (including adjustments) of $947, $2,405 and $9,075, respectively. Severance and related costs for fiscal year 2004 included $1,318 for employee severance and related costs associated with the elimination of 14 positions, in both the North American and International segments. Total 2004 adjustments of $371 consisted of $362 primarily related to a favorable settlement of employment litigation in the International segment and $9 related to changes in estimated sublease rental income from previous office space reductions. Severance and related costs for fiscal year 2003 included $3,561 for employee severance and related costs associated with the elimination of 67 positions, in both the North American and International segments. Total fiscal year 2003 adjustments of $1,156 consisted of $347 primarily related to the favorable resolution of two matters involving former employees, $699 related to changes in estimated sublease rental income from previous office space reductions and $110 of favorable adjustments to previous cost estimates, primarily due to the termination of an equipment lease. The $9,075 charge for fiscal year 2002 included $5,486 of employee severance and related costs for the elimination of 107 positions, in both the North American and International segments and $3,589 of related office space reductions and office closures.
      During the fiscal year 2004, eLoyalty made cash payments of $2,637 related to cost reduction actions initiated in 2004 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2006 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The severance and related costs and their utilization for the year ended January 1, 2005 are as follows:

	Reserve				Reserve
	Balance				Balance
	12-27-03	Charges	Adjustments	Payments	01-01-05

Employee severance	$1,656	$1,240	$(362)	$(1,820)	$714
Facilities	1,863	—	(9)	(651)	1,203
Other	116	78	—	(166)	28

Total	$3,635	$1,318	$(371)	$(2,637)	$1,945

      Of the $1,945 that remained reserved as of January 1, 2005, $664 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $714 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $567 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $111 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.
Note Five — Receivables, Net
      Receivables consist of the following:

	As of

	January 1,	December 27,
	2005	2003

Amounts billed to clients	$10,443	$8,938
Unbilled revenue	1,133	186

	11,576	9,124
Allowances for doubtful accounts	(389)	(1,493)

Receivables, net	$11,187	$7,631

      Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at January 1, 2005 and December 27, 2003 consists of amounts due from customers and is anticipated to be collected within normal terms. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Six — Equipment and Leasehold Improvements
      Equipment and leasehold improvements consist of the following:

	As of

	January 1,	December 27,
	2005	2003

Computers and software(1)	$25,477	$22,987
Furniture and equipment(1)	2,265	2,333
Leasehold improvements	1,219	1,322

	28,961	26,642
Accumulated depreciation and amortization	(22,182)	(17,254)

Equipment and leasehold improvements, net	$6,779	$9,388

(1)	Fiscal year 2004 includes $2,091 of Computers and software and $65 of Furniture and equipment acquired in the Interelate Acquisition.
     Depreciation expense was $5,247, $5,299 and $5,483 for the fiscal years ended 2004, 2003 and 2002, respectively.
Note Seven — Income Taxes
      Income (loss) before income taxes consisted of the following:

	For the Fiscal Years Ended

	2004	2003	2002

United States	$(5,127)	$(12,142)	$3,008
Foreign	(1,327)	(5,741)	(17,031)

Total	$(6,454)	$(17,883)	$(14,023)

      The income tax provision (benefit) consists of the following:

	For the Fiscal Years Ended

	2004	2003	2002

Current:
Federal	$—	$—	$—
State	(25)	(35)	60
Foreign	(562)	423	(389)

Total current	(587)	388	(329)

Deferred:
Federal	—	—	19,815
State	—	—	2,814
Foreign	—	—	(919)

Total deferred	—	—	21,710

Income tax (benefit) provision	$(587)	$388	$21,381

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total income tax provision (benefit) differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended

	2004	2003	2002

Federal tax benefit, at statutory rate	$(2,259)	$(6,259)	$(4,908)
State tax (benefit) provision, net of federal benefit	(256)	(495)	(270)
Foreign tax rate differences	1,269	(5,507)	—
Nondeductible expenses	94	80	88
Other	(159)	8	(222)
Valuation allowance	724	12,561	26,693

Income tax (benefit) provision	$(587)	$388	$21,381

      Deferred tax assets and liabilities were comprised of the following:

	As of

	January 1,	December 27,
	2005	2003

Deferred tax assets:
Net operating loss carryforwards	$48,361	$49,117
Receivable allowances	154	597
Other accruals	2,188	656
Depreciation and amortization	1,638	1,657
Non-deductible reserves	1,000	994
Tax credit carry forwards	594	594
Valuation allowance	(52,610)	(53,334)

Total deferred tax assets	1,325	281

Deferred tax liabilities:
Prepaid expenses	(1,325)	(281)

Total deferred tax liabilities	(1,325)	(281)

Net deferred tax asset	$—	$—

      During fiscal 2002, eLoyalty established a valuation allowance related to deferred tax assets for the US. This is in addition to the valuation allowance established in 2001 for non-US deferred tax assets. The decision to establish a valuation allowance for the remaining US deferred tax assets was made after assessing financial results and forecasting financial performance for future fiscal years. As of January 1, 2005, total net deferred tax assets of $52,610 are fully offset by a valuation allowance. The Company’s US Federal NOLs of $120,170 and US State NOLs of $91,700 expire beginning in 2021 and 2016, respectively. The Company’s non-US NOLs of $13,439 are subject to various expiration dates beginning in 2007. The Company also carries $594 in Research and Development credit carryforwards that expire beginning in 2020.
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

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note Eight — Other Current Liabilities
      Other current liabilities totaled $3,638 and $4,788 as of January 1, 2005 and December 27, 2003, respectively. Other current liabilities consisted of the following:

	As of

	January 1,	December 27,
	2005	2003

Series B stock dividend payable	$741	$726
Severance and related costs	567	835
Income and other taxes	494	1,360
Other	1,836	1,867

Total	$3,638	$4,788

Note Nine — Line of Credit
      The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2,000 throughout the fiscal year 2004 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings under the Facility at January 1, 2005 and December 27, 2003, respectively. Available credit under the Facility has been reduced by approximately $698 related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. In 2004, we did not have any borrowings or interest expense under the Facility. At December 27, 2003 the average annual interest rate was 2.0%. Interest expense was $70 for the fiscal year ended 2003.
Note Ten — Employee Benefit Plans
      eLoyalty Corporation 401(k) Plan — eLoyalty US employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 20% of their eligible compensation and up to 100% of their bonus compensation, subject to Internal Revenue Service statutory limits. For the fiscal years ended 2004, 2003 and 2002, a non-discretionary matching contribution was made at the rate of 50% of the amount that a Plan participant contributed to the Plan during the year, up to 6% of the participants’ qualifying

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation with a maximum match of 3% of eligible earnings. eLoyalty recognized expenses related to the 401(k) Plan of $506, $811 and $926 for the fiscal years ended 2004, 2003 and 2002, respectively. In addition, the Company funds non-US contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for the periods presented.
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
Note Eleven — Redeemable Convertible Preferred Stock and Capital Stock
      eLoyalty’s authorized capital stock consists of (i) 50,000,000 shares of common stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share. eLoyalty has 7,407,065 and 6,919,599 shares of its common stock issued and outstanding as of January 1, 2005 and December 27, 2003, respectively. eLoyalty has designated 5,000,000 shares of its preferred stock as its redeemable 7% Series B Convertible Preferred Stock (the “Series B stock”), of which 4,150,803 and 4,156,221 shares are issued and outstanding as of January 1, 2005 and December 27, 2003, respectively. Except where otherwise specifically indicated, all share and price amounts in this Note Eleven give effect to the one-for-ten reverse stock split effected on December 19, 2001, discussed below.
      At the time of issuance of the Series B stock, a beneficial conversion adjustment was calculated (since the fair market value of a share of common stock at the time exceeded the purchase price of a share of Series B stock) aggregating $4,015. The Series B stock was recorded at the date of issuance net of issuance costs and the beneficial conversion adjustment. The discount attributable to the issuance costs was fully accreted on the date of issuance by charging additional paid-in capital and increasing the recorded amount of Series B stock. The Series B stock was accreted to its full redemption value of $23,268 on a straight line basis from the date of issuance to June 19, 2002 by charging additional paid-in capital of $669 per month and increasing the recorded amount of Series B stock by a like amount.
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
      On December 19, 2001, immediately prior to the issuance of the Series B stock, eLoyalty effected a one-for-ten reverse split of its issued and outstanding common stock, with a corresponding reduction in the number of authorized shares of common stock. eLoyalty effected the reverse stock split (i) to reduce the number of its shares outstanding after the private placement and the rights offering, (ii) to enhance the acceptability and marketability of its common stock to the financial community and the investing public, and (iii) to attempt to increase the per share market price of its common stock above NASDAQ’s $1.00 minimum bid requirement.
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

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note Twelve — Stock Incentive Plans
      eLoyalty maintains two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors or another duly constituted committee of the Board to the extent authorized by such plans and the Board (the “Compensation Committee”). If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation then those options or shares will again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan an aggregate of 280,000 shares of eLoyalty common stock were reserved for issuance. As of January 1, 2005, there were a total of 346,263 shares available for future grants under the 1999 and 2000 Plans.
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
      On February 25, 2002, the Compensation Committee of the Board of Directors and ratified by the entire Board of Directors thereafter approved the compensation program (the “Program”) for eLoyalty’s Vice Presidents. As part of the Program, each Vice President was assigned to one of five tiers and total target cash compensation (base salary and target bonus) for all Vice Presidents within each tier was made uniform. Among the goals of the Program was to more closely align the interests of these senior level employees with those of the Company’s stockholders. To this end, under the Program, a target equity ownership level in eLoyalty was set for each tier. The Program also permits supplemental equity grants to be made to Vice

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Presidents at the discretion of the Compensation Committee, thus increasing the Vice President’s equity ownership beyond the targeted amount for his or her position.
      On February 28, 2002, each US Vice President received a grant of restricted eLoyalty common stock in an amount such that, when combined with previous equity grants to such Vice President, the aggregate equity granted to such Vice President approximately equaled the target equity ownership level for the tier to which such Vice President was assigned. The restrictions have and will lapse on such stock in 20 equal quarterly installments. Non-US Vice Presidents received an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of eLoyalty common stock as would have been issued to them as restricted stock, had they been US employees, in 20 equal quarterly installments. Supplemental equity grants have subsequently been made under the Program.
      The following shares (net of cancellations) of eLoyalty common stock, in the aggregate, either were awarded as restricted stock or reserved for issuance under installment stock:

	As of

	January 1,	December 27,	December 28,
	2005	2003	2002

Shares awarded(1)	714,337	366,484	1,268,918

(1)	Substantially all of this stock came from eLoyalty’s 1999 Stock Incentive Plan. During fiscal years 2004, 2003 and 2002 $4,315, $1,257 and $7,210 in noncash compensation were recorded and will be charged to income over the five-year restriction lapsing and installment grant period.
     As of January 1, 2005, a total of 1,331,452 restricted common stock shares continued to be subject to restrictions.
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
      In addition, the 1999 Plan provides that each non-employee director receive a non-statutory stock option to purchase 5,000 shares of eLoyalty common stock when he or she commences service as a director. On the day following the date of each annual shareholder’s meeting, each non-employee director will receive a non-statutory stock option to purchase 1,200 shares of eLoyalty common stock. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date and a maximum term of 10 years. Stock options granted to non-employee directors upon commencement of services vest ratably over a period of 48 months. Stock options granted to non-employee directors following an annual shareholders’ meeting vest ratably over a period of 12 months.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity was as follows for the years ended December 28, 2002, December 27, 2003 and January 1, 2005:

				Weighted
		Weighted		Average
		Average		Fair Value
	Option	Exercise	Options	of Option
	Shares	Price	Exercisable	Grants

Outstanding as of December 29, 2001	657,740	$56.81	467,855

Granted	210,750	$3.85		$3.35
Exercised	—	$—
Forfeited	(87,037)	$71.96

Outstanding as of December 28, 2002	781,453	$40.84	484,794

Granted	13,498	$3.75		$3.18
Exercised	—	$—
Forfeited	(158,911)	$80.08

Outstanding as of December 27, 2003	636,040	$30.18	431,469

Granted	7,800	$5.85		$4.66
Exercised	(312)	$4.15
Forfeited	(54,206)	$31.79

Outstanding as of January 1, 2005	589,322	$29.71	464,576

      The following table summarizes the status of stock options outstanding and exercisable as of January 1, 2005 by range of exercise price:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average		Weighted-Average
	Number	Remaining Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (in Years)	Per Share	Exercisable	Per Share

$ 2.73—$ 9.99	226,172	7.9	$3.87	107,906	$3.90
$ 10.00—$ 19.99	106,675	6.4	$18.88	102,734	$18.92
$ 20.00—$ 39.99	160,300	6.4	$23.93	157,764	$23.98
$ 40.00—$ 79.99	52,739	6.9	$69.37	52,739	$69.37
$ 80.00—$139.99	21,476	5.4	$108.00	21,473	$108.00
$140.00—$366.25	21,960	5.9	$218.96	21,960	$218.96

Total	589,322	7.0	$29.71	464,576	$36.45

      Under APB No. 25, the fair value of restricted shares at the date of grant is amortized to expense over the vesting period. eLoyalty recorded compensation expense related to awards of restricted stock and installment stock of approximately $2,585, $2,448 and $2,475 for the fiscal years ended 2004, 2003 and 2002, respectively.
      See Note Two for the effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Thirteen — Loss Per Share
      The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per common share:

	For the Fiscal Years Ended

	2004	2003	2002

Net loss	$(5,867)	$(18,271)	$(35,404)
Series B preferred stock dividends and accretion	(1,499)	(1,508)	(5,371)

Net loss available to common stockholders	$(7,366)	$(19,779)	$(40,775)

Weighted average shares outstanding	6,027	5,689	5,190
Common stock equivalents	4,408	4,169	3,982

Total weighted average shares and common stock equivalents(1)	10,435	9,858	9,172

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.
Note Fourteen — Segment Information
      eLoyalty focuses exclusively on providing CRM related professional services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue, operating results and total assets by reportable segment for the fiscal years ended 2004, 2003 and 2002, respectively.

	North
For the Fiscal Years Ended	America	International	Total

Revenue
2004	$65,903	$6,670	$72,573
2003	$56,517	$6,062	$62,579
2002	$77,636	$9,062	$86,698
Operating (loss) income
2004	$(5,640)	$(1,045)	$(6,685)
2003	$(12,525)	$(5,614)	$(18,139)
2002	$(8,346)	$(6,435)	$(14,781)
Total assets
January 1, 2005	$48,556	$6,811	$55,367
December 27, 2003	$54,213	$5,592	$59,805
December 28, 2002	$81,942	$6,885	$88,827

			North
	United		America	United				International
	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total

Revenue
2004	$62,002	$3,901	$65,903	$595	$4,734	$1,054	$287	$6,670	$72,573
2003	$53,747	$2,770	$56,517	$742	$4,832	$368	$120	$6,062	$62,579
2002	$74,029	$3,607	$77,636	$2,165	$2,635	$4,124	$138	$9,062	$86,698

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total tangible long-lived assets for US operations are $7,398, $9,303 and $13,431 at January 1, 2005, December 27, 2003 and December 28, 2002, respectively.
      Percentage of total revenue for the fiscal years ended 2004, 2003 and 2002, respectively, is as follows:

	For the
	Fiscal Years Ended

	2004	2003	2002

Revenue:
Consulting services	69%	77%	80%
Managed services(1)	21%	13%	8%

Services revenue	90%	90%	88%
Software	4%	4%	3%
Reimbursed expenses	6%	6%	9%

Total revenue	100%	100%	100%

(1)	The Interelate Acquisition accounted for approximately one-fourth of the Managed services revenue in fiscal year 2004.
Note Fifteen — Leases
      eLoyalty leases various office facilities under leases expiring at various dates through July 31, 2010. Additionally, eLoyalty leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $1,966, $2,509 and $3,712 for the fiscal years ended 2004, 2003 and 2002, respectively. These amounts exclude rental payments related to office space reductions, which were $643, $1,747 and $2,536 in fiscal years 2004, 2003 and 2002, respectively.
      Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount

2005	$1,484
2006	949
2007	626
2008	480
2009	495
Thereafter	292

$4,326

      The aforementioned amounts do not include facility costs that eLoyalty has accrued as part of the severance and related costs related to restructuring activities as discussed in Note Four of $480, $378 and $285 for fiscal years 2005, 2006 and 2007, respectively. These amounts have been reduced by minimum sublease rentals of $218, $167 and $125 due in the future for fiscal years 2005, 2006 and 2007, respectively, under non-cancelable subleases.
Note Sixteen — Litigation and Other Contingencies
      eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations and cash flows.
      eLoyalty is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made and may be supported by indemnities given to eLoyalty by applicable third parties. Payment by eLoyalty under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by eLoyalty and dispute resolution procedures specified in the particular agreement. Historically, eLoyalty has not been obligated to pay any claim for indemnification under its agreements and management is not aware of future indemnification payments that it would be obligated to make.
Note Seventeen — Quarterly Data (Unaudited)

	1st		2nd	3rd		4th		Year

For the Fiscal Year Ended 2004
Revenue	$14,424		$18,176	$19,942		$20,031		$72,573
Operating loss	$(2,344)		$(488)	$(2,121	) (1)	$(1,732)		$(6,685)
Net loss available to common stockholders	$(2,688)		$(786)	$(2,455	) (1)	$(1,437)		$(7,366)
Basic net loss per share	$(0.45)		$(0.13)	$(0.41)		$(0.23)		$(1.22)
Diluted net loss per share	$(0.45)		$(0.13)	$(0.41)		$(0.23)		$(1.22)
Shares used to calculate basic net loss per share (in millions)	5.93		5.99	6.06		6.13		6.03
Shares used to calculate diluted net loss per share (in millions)	5.93		5.99	6.06		6.13		6.03
For the Fiscal Year Ended 2003
Revenue	$17,727		$16,408	$13,458		$14,986		$62,579
Operating loss	$(4,959	) (2)	$(3,046)	$(5,517)		$(4,617	) (3)	$(18,139)
Net loss available to common stockholders	$(5,277	) (2)	$(3,426)	$(5,846)		$(5,230	) (3)	$(19,779)
Basic net loss per share	$(0.96)		$(0.61)	$(1.02)		$(0.89)		$(3.48)
Diluted net loss per share	$(0.96)		$(0.61)	$(1.02)		$(0.89)		$(3.48)
Shares used to calculate basic net loss per share (in millions)	5.52		5.62	5.76		5.86		5.69
Shares used to calculate diluted net loss per share (in millions)	5.52		5.62	5.76		5.86		5.69

(1)	Includes a $809 charge relating to severance and related costs associated with cost reduction plans.

(2)	Includes a $1,260 charge relating to severance and related costs associated with cost reduction plans.

(3)	Includes a $948 charge relating to severance and related costs associated with cost reduction plans and a $557 adjustment for impaired international goodwill.

eLOYALTY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at			Balance
Description of Allowance	Beginning			at End of
and Reserves	of Period	Additions	Deductions	Period

Valuation allowances for doubtful accounts:
Year ended January 1, 2005	$1,493	(502)	(602)	$389
Year ended December 27, 2003	$1,590	—	(97)	$1,493
Year ended December 28, 2002	$2,400	(400)	(410)	$1,590

Valuation allowances for deferred tax assets:
Year ended January 1, 2005	$53,334	—	(724)	$52,610
Year ended December 27, 2003	$40,773	12,561	—	$53,334
Year ended December 28, 2002	$14,080	26,693	—	$40,773

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.
Item 9A. Controls and Procedures.
      An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 1, 2005 (the end of our fiscal year). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      For information about our executive officers, see “Executive Officers of the Company” included as Item 4A of Part I of this report. The information contained under the captions “Director Election” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed by eLoyalty for its 2005 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.
      eLoyalty Corporation maintains a code of conduct, business principles and ethical behavior (the “Code of Conduct”) applicable to all of our directors, officers and other employees including our Chief Executive Officer and Senior Financial Management. This Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct was filed as Exhibit 14.1 to the 2003 Annual Report on Form 10-K and the Code of Conduct is on our internet website. We will make a copy of it available to any person, without charge, upon written request to eLoyalty Corporation, 150 Field Drive, Suite 250, Lake Forest, Illinois 60045, Attn: General Counsel. To the extent permitted by applicable rules of the NASDAQ National Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of this code of ethics for the Chief Executive Officer or Senior Financial Management by posting this information on our internet website.

Item 11.	Executive Compensation.
      The information under “Director Election — Compensation of Directors” and “Executive Compensation — Summary Compensation Table”, “— Compensation Committee Interlocks and Insider Participation”, “— Option Exercises in Fiscal 2004 and Option Values at January 1, 2005”, “— Employment Contracts and Employment Termination and Change in Control Arrangements” in the Proxy Statement to be filed by eLoyalty for its 2005 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by eLoyalty for its 2005 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.
      The following table shows, as of January 1, 2005, information regarding outstanding awards under all compensation plans of eLoyalty (including individual compensation arrangements) under which equity securities of eLoyalty may be delivered:

	Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(1)	Warrants and Rights	Future Issuance(1)(2)

Equity compensation plans approved by security holders	560,748	$29.20	303,872	(3)
Equity compensation plans not approved by security holders	28,574	$39.86	42,391

Total(4)	589,322	$29.71	346,263

(1)	Reflects number of shares of the Company’s common stock.

(2)	All of the securities available for future issuance listed herein may be issued other than upon the exercise of an option, warrant or similar right. All of these shares are available for award in the form of restricted stock, bonus stock, performance shares or similar awards under eLoyalty’s applicable equity compensation plans.

(3)	eLoyalty’s plan that has been approved by its stockholders is the 1999 Stock Incentive Plan. This plan includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares available for awards, other than incentive stock options, automatically increases by an amount equal to five percent (5%) of the number of shares of common stock then outstanding.

(4)	Does not include (i) shares of restricted common stock held by employees, which are included in the amount of issued and outstanding shares or (ii) 105,036 shares of common stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company.
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
      None.

Item 14.	Principal Accounting Fees and Services.
      The information under the caption “Ratification of Selection of Independent Public Accountants — Principal Accounting Fees and Services” in the Proxy Statement to be filed by eLoyalty for its 2005 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report:
          (1) Financial Statements.

The consolidated financial statements filed as part of this report are listed and indexed under Item 8 of this Form 10-K and such list is incorporated herein by reference.
          (2) Financial Statement Schedule.

The financial statement schedule filed as part of this report is listed and indexed under Item 8 of this Form 10-K and is incorporated herein by reference. We have omitted financial statement schedules other than that listed under Item 8 because such schedules are not required or applicable.
          (3) Exhibits.

The list of exhibits filed with or incorporated by reference into this report is contained in the Exhibit Index to this report on Page I-1, which is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2005.

eLoyalty Corporation

By	/s/ Kelly D. Conway

Kelly D. Conway
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 25th day of March 2005.

Name		Capacity

/s/ Kelly D. Conway Kelly D. Conway		Director, President and Chief Executive Officer (Principal Executive Officer)

* Tench Coxe		Chairman of the Board and Director

* Jay C. Hoag		Director

* John T. Kohler		Director

* Michael J. Murray		Director

* John C. Staley		Director

/s/ Steven C. Pollema Steven C. Pollema		Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

*By:	/s/ Steven C. Pollema Steven C. Pollema, Attorney-in-Fact

EXHIBIT INDEX
      We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the Securities and Exchange Commission (“SEC”) as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are those listed below as Exhibits 10.2 through 10.8, inclusive, and Exhibits 10.18 through 10.29, inclusive.

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No. 1 to eLoyalty’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).

3.3	Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:59 a.m., eastern time, December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.4	Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:58 a.m., eastern time, December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.6	Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.7	By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).

4.1	Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).

4.2	Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).

4.3	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.1	Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).

10.2	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty’s Tender Offer Statement on Schedule TO filed October 15, 2001).

10.3	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.4	Summary of Discretionary Cash Bonus Program for Executive Officers (filed as Exhibit 10.18 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).

10.5	Employment Agreement, dated as of November 15, 1999, between Timothy J. Cunningham and TSC (to which eLoyalty has succeeded) (filed as Exhibit 10.10 to the S-1).

10.6	Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1).

I-1

Exhibit
No.		Description of Exhibit

10.7		Employment Agreement, dated as of November 7, 2002, between eLoyalty Corporation and Kelly D. Conway (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).

10.8		Summary of eLoyalty Corporation’s Vice President Compensation Program, dated as of August 12, 2002 (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.9		Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.10		Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).

10.11		Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.12		Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.13		Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.14		Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.15		Amendment No. 7 to Loan Agreement, dated as of December 23, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.19 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).

10	.16†	Amendment No. 8 to Loan Agreement, dated as of December 21, 2004, between LaSalle Bank National Association and eLoyalty Corporation.

10.17		Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.18		Employment Agreement, dated January 2 and 8, 2001, and effective January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

10.19		Indemnification Agreement, effective as of January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.4 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

10.20		Employment Agreement, effective June 1, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).

10.21		Indemnification Agreement, dated June 11, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).

10.22		Employment Agreement, effective September 9, 2002, between Diane K. Lowe and eLoyalty (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).

10	.23†	Form of Restricted Stock Award Agreement between applicable participant and eLoyalty.

10	.24†	Form of Installment Stock Award Agreement between applicable participant and eLoyalty.

I-2

Exhibit
No.		Description of Exhibit

10	.25†	Employment Agreement, dated December 17, 2004, between Christopher Danson and eLoyalty.

10	.26†	Indemnification Agreement, effective as of December 17, 2004, between Christopher Danson and eLoyalty.

10	.27†	Employment Agreement, dated January 21, 2002, between Karen Bolton and eLoyalty.

10	.28†	Severance Agreement and General Release, effective November 29, 2004, between Diane K. Lowe and eLoyalty.

10	.29†	Severance Agreement and General Release, effective January 12, 2005, between Timothy J. Cunningham and eLoyalty.

14.1		Code of Conduct (filed as Exhibit 14.1 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).

21	.1†	Subsidiaries of eLoyalty Corporation.

23	.1†	Consent of PricewaterhouseCoopers LLP.

24	.1†	Power of Attorney from Tench Coxe, Director.

24	.2†	Power of Attorney from Jay C. Hoag, Director.

24	.3†	Power of Attorney from John T. Kohler, Director.

24	.4†	Power of Attorney from Michael J. Murray, Director.

24	.5†	Power of Attorney from John C. Staley, Director.

31	.1†	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2†	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1†	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

I-3