Form 10-Q
period 2005-04-02
ELOYALTY CORP
filed 2005-05-17
CIK 1094348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 12, 2005 was 7,407,597.

Part I. Financial Information

Item 1. Financial Statements

eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	April 2,	January 1,
	2005	2005
ASSETS:
Current Assets:
Cash and cash equivalents	$20,066	$20,095
Restricted cash	664	698
Short-term investments	3,972	6,975
Receivables (net of allowances of $389 and $389)	11,034	11,187
Prepaid expenses	4,023	2,829
Other current assets	296	578

Total current assets	40,055	42,362
Equipment and leasehold improvements, net	5,337	6,779
Goodwill	2,646	2,650
Intangibles, net	1,556	1,713
Long-term receivables and other	1,600	1,863

Total assets	$51,194	$55,367

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,998	$1,528
Accrued compensation and related costs	3,475	4,165
Unearned revenue	3,865	4,466
Other current liabilities	2,822	3,638

Total current liabilities	12,160	13,797
Long-term unearned revenue	361	774
Other long-term liabilities	567	664

Total liabilities	13,088	15,235

Commitments and contingencies (Note 12)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,127,602 and 4,150,803 shares issued and outstanding with a liquidation preference of $21,419 and $21,910 at April 2, 2005 and January 1, 2005, respectively	21,051	21,169

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,407,005 and 7,407,065 shares issued and outstanding, respectively	74	74
Additional paid-in capital	150,118	150,659
Accumulated deficit	(122,964)	(121,032)
Accumulated other comprehensive loss	(3,667)	(3,451)
Unearned compensation	(6,506)	(7,287)

Total stockholders’ equity	17,055	18,963

Total liabilities and stockholders’ equity	$51,194	$55,367

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the
	Three Months Ended
	April 2,	March 27,
	2005	2004
Revenue	$19,490	$14,424

Operating Expenses:
Cost of services	14,718	11,093
Selling, general and administrative	5,087	4,753
Severance and related costs	—	(234)
Depreciation and amortization	1,694	1,156

Total operating expenses	21,499	16,768

Operating loss	(2,009)	(2,344)
Interest income (expense) and other, net	77	43

Loss before income taxes	(1,932)	(2,301)
Income tax benefit	—	—

Net loss	(1,932)	(2,301)
Dividends related to Series B preferred stock	(369)	(387)

Net loss available to common stockholders	$(2,301)	$(2,688)

Basic net loss per common share	$(0.37)	$(0.45)

Diluted net loss per common share	$(0.37)	$(0.45)

Shares used to calculate basic net loss per share	6,224	5,927

Shares used to calculate diluted net loss per share	6,224	5,927

Noncash compensation included in individual line items above:
Cost of services	$283	$148
Selling, general and administrative	410	382

Total noncash compensation	$693	$530

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the
	Three Months Ended
	April 2,	March 27,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,932)	$(2,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and noncash compensation	2,387	1,686
Changes in assets and liabilities, net of effect of acquisition:
Receivables	97	(1,386)
Prepaids and other current assets	(922)	(1,774)
Accounts payable	474	(834)
Accrued compensation and related costs	(949)	(383)
Unearned revenue	(1,014)	3,354
Other liabilities	(432)	(105)
Long-term receivables and other	209	(1,099)

Net cash used in operating activities	(2,082)	(2,842)

Cash Flows from Investing Activities:
Interelate acquisition	4	—
Sale (purchase) of short-term investments	3,003	(1,025)
Capital expenditures and other	(75)	(38)

Net cash provided by (used in) investing activities	2,932	(1,063)

Cash Flows from Financing Activities:
Decrease in restricted cash	34	221
Payment of Series B dividends	(742)	(742)

Net cash used in financing activities	(708)	(521)

Effect of exchange rate changes on cash and cash equivalents	(171)	(108)

Decrease in cash and cash equivalents	(29)	(4,534)
Cash and cash equivalents, beginning of period	20,095	27,103

Cash and cash equivalents, end of period	$20,066	$22,569

Supplemental Disclosures of Cash Flow Information:
Cash (paid) refunded for income taxes, net	$(4)	$(41)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share data)

Note 1 — General

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we” or “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of April 2, 2005, the condensed consolidated results of our operations for the three months ended April 2, 2005 and March 27, 2004 and our condensed consolidated cash flows for the three months ended April 2, 2005 and March 27, 2004, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

          The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Note 2 — Revision in the Classification of Certain Securities

          In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds and auction rate preferred funds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in a separate line item on our Condensed Consolidated Balance Sheet as of January 1, 2005. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended March 27, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Operations for any period. As of January 1, 2005, $6,975 of these short-term investments were previously classified as cash and cash equivalents in our Consolidated Balance Sheet. For the fiscal years ended January 1, 2005 and December 27, 2003, and for the three months ended March 27, 2004, net cash provided by (used in) investing activities related to these short-term investments of $2,875, $(9,850) and $(1,025), respectively, were previously included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

Note 3 — Short-term Investments

          At April 2, 2005 and January 1, 2005, we held $3,972 and $6,975, respectively, of short-term investments. These short-term investments consisted of auction rate municipal bonds, auction rate preferred funds and United States Agency Discounted Notes at April 2, 2005, and auction rate municipal bonds and auction rate preferred funds at January 1, 2005. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. In between auctions, while there is not a formal, established secondary market for these securities, our investment advisors have informed us that they are readily salable. The United States Agency Discounted Notes are recorded at cost, which approximates fair market value since the maturity date is within a short period of time, less than 110 days from our balance sheet date. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

Note 4 — Revenue Recognition

          eLoyalty derives substantially all of its revenue from professional services. Most of this revenue is from consulting services that involve integrating or building a system for clients. eLoyalty provides consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-

of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed.

          Revenue from fixed price Managed services contracts is recognized ratably over the contract period of the services. For all other Managed services we recognize revenue as the work is performed.

          Revenue associated with the installation or set-up of long-term Managed service contracts is deferred until the installation is complete and is recognized over the estimated life of the customer relationship. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the contract.

          Revenue from the sales of Product, which consists of software and hardware, is recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.

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

Note 5 — Stock Based Compensation

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

          In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. See discussion under Recent Accounting Pronouncements.

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

	For the
	Three Months Ended
	April 2,	March 27,
	2005	2004
Net loss available to common stockholders as reported	$(2,301)	$(2,688)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	693	535
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(796)	(1,870)

Pro forma	$(2,404)	$(4,023)

Basic net loss per share:
As reported	$(0.37)	$(0.45)

Pro forma	$(0.39)	$(0.68)

Diluted net loss per share:
As reported	$(0.37)	$(0.45)

Pro forma	$(0.39)	$(0.68)

          There were no stock options granted during the first quarter of 2005 or 2004.

Note 6 — Acquisition

          On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5,380 of cash consideration (before transaction costs of $203) (the “Interelate Acquisition”). The acquired business, employees, customers and net assets have been integrated into eLoyalty and it operates as eLoyalty’s Marketing Managed Services group.

          The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their fair values as of the date of acquisition.

          The purchase price allocation was as follows:

Accounts receivable and other current assets	$1,387
Computer equipment and furniture	1,167
Software	989
Goodwill	975
Intangible asset, client relationships	1,800

Assets	6,318

Liabilities assumed	(735)

Net assets acquired	$5,583

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

Note 7 — Severance and Related Costs

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

          In fiscal year 2004, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. There were no severance and related costs in the first quarter of 2005 compared to $234 of income in the first quarter of 2004. The income recorded in the first quarter of 2004 primarily related to a favorable settlement of employment litigation in the International segment with former employees who were terminated in prior years.

          During the first quarter of 2005, eLoyalty made cash payments of $415 related to cost reduction actions initiated in 2004 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2006 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.

          The severance and related costs and their utilization for the first quarter of 2005 are as follows:

	Reserve			Reserve
	Balance	Charges/		Balance
	01-01-05	Adjustments	Payments	4-02-05
Employee severance	$714	$—	$(242)	$472
Facilities	1,203	(3)	(151)	1,049
Other	28	3	(22)	9

Total	$1,945	$—	$(415)	$1,530

          Of the $1,530 that remained reserved as of April 2, 2005, $567 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $472 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $491 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $422 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.

Note 8 — Comprehensive Net Loss

          Comprehensive net loss is comprised of the following:

	For the
	Three Months Ended
	April 2,	March 27,
	2005	2004
Net loss	$(1,932)	$(2,301)
Other comprehensive loss:
Effect of currency translation	(216)	(121)

Comprehensive net loss	$(2,148)	$(2,422)

          The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3,667 and $3,451 at April 2, 2005 and January 1, 2005, respectively.

Note 9 — Loss Per Share

          The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the
	Three Months Ended
	April 2,	March 27,
	2005	2004
Net loss	$(1,932)	$(2,301)
Series B preferred stock dividends	(369)	(387)

Net loss available to common stockholders	$(2,301)	$(2,688)

Weighted average common shares outstanding	6,224	5,927

          In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,813 and 4,383 for the first quarter of 2005 and 2004, respectively.

Note 10 — Segment Information

          eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of US and Canada) and International. The following table reflects revenue and operating results by reportable segment for the first quarter of 2005 and 2004, respectively, and total assets by reportable segment as of April 2, 2005 and January 1, 2005.

	North
For the First Quarter Ended	America	International	Total
Revenue
2005	$17,819	$1,671	$19,490
2004	$12,683	$1,741	$14,424
Operating income (loss)
2005	$(1,426)	$(583)	$(2,009)
2004	$(2,572)	$228	$(2,344)
Total assets
April 2, 2005	$45,969	$5,225	$51,194
January 1, 2005	$48,556	$6,811	$55,367

	North America			International
	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2005	$16,382	$1,437	$17,819	$499	$955	$178	$39	$1,671	$19,490
2004	$11,989	$694	$12,683	$263	$1,125	$315	$38	$1,741	$14,424

          Total tangible long-lived assets for US operations are $5,767 and $7,398 at April 2, 2005 and January 1, 2005, respectively.

          Percentage of total revenue for the first quarter of 2005 and 2004 is as follows:

	For the
	Three Months Ended
	April 2,	March 27,
	2005	2004

Revenue:

Consulting services	62%	72%
Managed services	26%	19%

Services revenue	88%	91%
Product	7%	3%
Reimbursed expenses	5%	6%

Total revenue	100%	100%

Note 11 — Recent Accounting Pronouncements

          In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financials statements at fair value and eliminates the intrinsic value-based method. SFAS No. 123R was amended in April 2005 for compliance dates. eLoyalty plans to adopt SFAS No. 123R at the beginning of next fiscal year, January 1, 2006, and to use the modified prospective method. We have reviewed SFAS No. 123R and do not anticipate the adoption of SFAS No. 123R to have a material impact on our future financial position or results of operations.

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-06 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus by the Task Force was effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the first quarter ended 2005, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.

Note 12 — Litigation and Other Contingencies

          eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations and cash flows.

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

Background

          eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals in offices throughout North America and Europe, eLoyalty’s broad range of enterprise CRM services and solutions include creating customer strategies; defining technical architectures; selecting, implementing and integrating best-of-breed CRM and analytics software applications; providing ongoing support for multi-vendor systems; and hosting application environments. Revenue across our various service lines is generated from professional services primarily and, to a minor degree, resale of products (software and hardware). Consulting services involve evaluating, selecting, building or integrating CRM systems for clients. Managed services involve a range of contact center services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. Due to the Interelate Acquisition in the third quarter of 2004, Managed services also includes our hosted customer data management and campaign management services. The combination of eLoyalty’s methodologies and technical expertise enables eLoyalty to deliver the tangible economic benefits of customer loyalty for its clients. We operate in two primary business segments — North America (consisting of the United States and Canada) and International.

Overview of the Results of Operations and Financial Position

          The following is an overview of our operating results and financial position for the first quarter of 2005, which includes a discussion of significant events, revenue, gross profit margins, expenses and cash flows for this period. The following table summarizes the major components of our revenue over the last six quarters.

	Three Months Ended
(000’s)	04/02/2005	01/01/2005	9/25/2004	6/26/2004	3/27/2004	12/27/2003
Revenue:
Consulting services	$12,088	$12,965	$12,975	$13,770	$10,475	$10,547
Managed services	5,023	5,275	4,318	2,612	2,700	2,444

Services revenue	17,111	18,240	17,293	16,382	13,175	12,991
Product	1,388	773	1,534	420	426	1,054
Reimbursed expenses	991	1,018	1,115	1,374	823	941

Total revenue	$19,490	$20,031	$19,942	$18,176	$14,424	$14,986

Gross profit margin (1) percentage	26%	29%	28%	31%	24%	21%

(1)	Revenue excluding reimbursed expenses less cost of services excluding reimbursed expenses.

          Revenue levels are driven by the ability of our professional business development teams, account partners, and senior delivery personnel to secure new client engagements and to deliver services and solutions that add value to our clients. Beginning in the second quarter of 2003, we have consistently experienced strong new account growth, adding 9 or more clients in each of the last eight quarters. In the first quarter of 2005, we added 15 new customers, 12 new customers were added in the fourth quarter of 2004 and 17 new customers were added in the first quarter of 2004. While not all of these relationships are or become economically significant or are ultimately sustainable over the long term, they do provide the opportunity to build the type of lasting relationships that we achieve with many of our clients — 69% of our first quarter 2005 revenue came from clients who were also clients in first quarter of 2004.

          Our operational results also are affected by the levels of business activity, economic conditions, and the pace of technological change in the industries and geographies that we serve. Over the past several quarters, the strengthening economic recovery appears to be positively affecting the information technology spending patterns at many companies, though companies remain conservative regarding increasing the use of outside professional services. Certain CRM related technological advances, including voice over internet protocol in the contact center, speech-enabled self-service and advance speech recognition capabilities, are beginning to drive higher levels of spending on both growth-oriented and cost-reduction initiatives. While we are pleased with this improved economic environment, there is no assurance that it will consistently lead to a higher level of revenue for eLoyalty.

          We continue to experience high levels of customer revenue concentration, though these levels have decreased (improved) somewhat from fiscal year 2003. Customer concentration for our top customer for fiscal year 2003 was 24% of revenue. Our top customer accounted for 17%, 20% and 16% of our revenue in the first quarter of 2005, fourth quarter of 2004 and first quarter of 2004, respectively. Our top 5 and top 10 customers accounted for 46% and 64% of revenue, respectively, in the first quarter of 2005. This compares to 50% and 68% of revenue for those same categories in the first quarter of 2004. As a result of these concentration levels, changes in spending by these top customers may result in fluctuations in revenue and profitability.

          We continue to achieve an increasing percentage of our revenue from our Managed services offerings. Managed services revenue accounted for 26%, 26% and 19% of our total revenue in the first quarter of 2005, fourth quarter of 2004 and first quarter of 2004, respectively. During the third quarter of 2004, we acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5.4 million of cash consideration (before transaction costs) (the “Interelate Acquisition”). The Interelate Acquisition accounted for 86% and 78% of the growth in Managed services revenue in the first quarter 2005 and the fourth quarter 2004, respectively, compared to the Managed services revenue in the first quarter of 2004. The remaining growth occurred in our existing Contact Center Managed Services. Managed services contracts typically have longer terms than consulting contracts and provide a more stable and predictable revenue stream with lower overall selling costs. In addition, because of continued rate and margin pressure in our Consulting services business,

Managed services revenue tends to yield higher gross profit margins (revenue excluding reimbursed expenses less cost of services excluding reimbursed expenses).

          In fiscal year 2004, we saw only slight growth in our Consulting services revenue as clients remained cautious regarding their use of outside resources and the competition for that business remains fierce. From 2003 to 2004, Consulting services revenue grew to $50.2 million, or about 4%, over fiscal year 2003. We experienced a decline of 7% in Consulting services revenue from the fourth quarter of 2004 to the first quarter of 2005. We believe there were two primary reasons for this variance: a reduction in consulting services spending by four of our five largest customers from the fourth quarter of 2004 and longer than expected cycle times in finalizing agreements with several new clients.

          The primary categories of operating expenses include cost of services, selling, and general and administrative expenses. Cost of services is primarily driven by the costs associated with our delivery personnel, third-party pass-through services related to our Managed services business and cost of third-party products. Cost of services as a percentage of revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and our relative mix of business between Consulting services and Managed services. Selling expense is driven primarily by business development activities, the ongoing marketing of our service lines, other targeted marketing programs, and CRM thought leadership publications. General and administrative costs primarily include costs for our global support functions, technology infrastructure and applications and office space.

          Gross profit margins for the first quarter of 2005, fourth quarter of 2004 and first quarter of 2004 were 26%, 29% and 24%, respectively. The increase in first quarter 2005 gross profit margin compared to the first quarter of 2004 resulted primarily from a change in the mix of our business from Consulting services to Managed services. The impact of this favorable mix was partially offset by the higher than normal application of resources to the development and deployment of our Behavioral Analytics solution. The effect of higher levels of billable utilization when comparing the first quarter of 2005, 71%, to the first quarter of 2004, 64%, and improvement in our Consulting services leverage model were partially offset by a reduction in the average hourly billing rate, $156 in the first quarter of 2005 compared to $174 in the first quarter of 2004. While the previous decline in rates appears to have reversed in the first quarter of 2005 (fourth quarter 2004 average hourly billing rate was $151), there can be no guarantee that declines will not continue due to pressure from competitors and from our existing clients as they seek to control costs. To combat margin compression, as we replaced attrition and grew headcount to support our revenue growth in fiscal year 2004 and in the first quarter of 2005, we worked to improve the leverage model within our delivery teams by hiring personnel primarily at the lower levels of our career path. With a better leverage model and high levels of utilization we could maintain or possibly improve consulting gross margins in a flat or decreasing rate environment. While we have recently experienced increases in demand for our services and while margins in our consulting business have improved, it is too early to tell if these developments will translate into sustainable improvements in our pricing or margins over the long term.

          In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash of $52.1 million. As of April 2, 2005, total cash was $20.7 million, or a $31.4 million reduction since the end of fiscal year 2001, which includes the effect of our $4.0 million investment in short-term securities, which is discussed in Note 3 to our Condensed Consolidated Financial Statements. Total cash decreased slightly, $0.1 million in the first quarter of 2005. Proceeds received from the sale of short-term investments in the first quarter of 2005 offset cash used in operating activities, primarily payment of accrued 2004 non-VP bonuses, annual insurance premiums, previous accrued restructuring charges and the payment of Series B dividends. Days sales outstanding (“DSO”) increased slightly to 51 days in the first quarter of 2005 from 50 days in the fourth quarter of 2004 and decreased 5 days compared to 56 days in the first quarter of 2004, respectively.

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

          In fiscal year 2005, the Company continues to have cash obligations related to an expectation of Series B stock cash dividends, capital expenditure requirements and severance and related charges recognized in previous periods. We believe that our improved operational efficiency, in conjunction with expected revenue improvement and consistent levels of utilization will move our Company closer to profitability in fiscal year 2005. However, the uncertainty with respect to the size of spending by new customers and the expected fluctuations in spending by existing large clients makes it difficult to predict when or if eLoyalty will achieve this goal. Notwithstanding these uncertainties, we believe that the Company’s significant total cash balances at April 2, 2005, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.

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

          Revenue associated with the installation or set-up of long-term Managed service contracts is deferred until the installation is complete and is recognized over the estimated life of the customer relationship. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the contract.

          Revenue from the sales of Product, which consists of software and hardware, is recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

          We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2004. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

First Quarter 2005 Compared with First Quarter 2004

     Revenue

          Our revenue increased $5.1 million, or 35%, to $19.5 million in the first quarter of 2005 from $14.4 million in the first quarter of 2004. Revenue from Consulting services increased $1.6 million, or 15%, to $12.1 million in the first quarter of 2005 from $10.5 million in the first quarter of 2004. Consulting services revenue represented 62% and 72% of total revenue for first quarter 2005 and 2004, respectively. The increase in Consulting services revenue is primarily due to a stronger global economic environment that led to increased demand for the CRM Consulting services provided by us. Revenue from Managed services increased $2.3 million, or 85%, to $5.0 million in the first quarter of 2005 from $2.7 million in the first quarter of 2004. Managed services revenue represented 26% and 19% of total revenue for first quarter 2005 and 2004, respectively. The increase in Managed services revenue is driven primarily by the Interelate Acquisition and the continued growth in our Converged Internet Protocol Contact Center offerings. Revenue from Product sales increased $1.0 million, to $1.4 million in the first quarter 2005 from $0.4 million in the first quarter 2004. Product sales represented 7% and 3% of total revenue for first quarter 2005 and 2004, respectively. Quarterly Product revenue fluctuates significantly depending on the demand for various products as reflected in the table in the Overview of the Results of Operations and Financial Position.

          Revenue from North American operations increased $5.1 million, or 40%, to $17.8 million in the first quarter of 2005 from $12.7 million in the first quarter of 2004. International operations revenue (which primarily represents revenue from Europe and Australia) remained constant at $1.7 million in the first quarter of 2005 and 2004, respectively. As a percentage of consolidated revenue, revenue from International operations represented 9% and 12% of total revenue for the first quarter of 2005 and 2004, respectively.

          Utilization of billable consulting personnel was 71% and 64% for the first quarter of 2005 and 2004, respectively, and 72% in the fourth quarter of 2004. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $156 and $174 for the first quarter of 2005 and 2004, respectively, and $151 in the fourth quarter of 2004. In certain instances, we include the cost of otherwise reimbursable expenses in the average hourly billing rate we charge our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees results in an effective average hourly billing rate of $147 and $166 for the first quarter of 2005 and 2004, respectively, and $141 for the fourth quarter of 2004. Our revenue per billable consultant remained flat at $287,000 in the first quarter of 2005 compared to the fourth quarter of 2004 and increased from $267,000 in the first quarter of 2004. This increase was primarily driven by improved utilization partially offset by the lower billing rates.

          Our revenue concentration has decreased as our top 10 customers accounted for 64% and 68% of our revenue in the first quarter of 2005 and 2004, respectively. In addition, the top 20 customers accounted for 79% of our revenue in the first quarter of 2005 and 85% of our revenue in the first quarter of 2004. Two clients each accounted for 10% or more of our revenue in the first quarter of 2005. United HealthCare Services, Inc. accounted for 17% of our revenue in the first quarter of 2005 and 7% of our revenue in the first quarter of 2004. Crowe, Chizek and Company LLP accounted for 11% of our revenue in the first quarter of 2005 and 7% of our revenue in the first quarter of 2004. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services. The top 5 customers in the first quarter of 2005 and 2004 represented approximately 46% and 50% of revenue, respectively.

     Cost of Services

          Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes employee costs for training, travel expenses, laptop computer leases, third-party product and support costs and other expenses of a billable and non-billable nature.

          Cost of services increased $3.6 million, or 32%, to $14.7 million in the first quarter of 2005 from $11.1 million in the first quarter of 2004. The increase is primarily due to additional product costs, Managed services third-party contract costs, increased personnel costs related to the Interelate Acquisition and subcontractor costs. Cost of services as a percentage of revenue decreased to 76% in the first quarter of 2005 compared to 77% in the first quarter of 2004. This percentage decrease was primarily due to a change in our mix of business from Consulting services to Managed services.

     Selling, General and Administrative

          Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectable amounts and costs for our technology infrastructure and applications.

          Selling, general and administrative expenses increased $0.3 million, or 6%, to $5.1 million in the first quarter of 2005 from $4.8 million in the first quarter of 2004. This increase was primarily the result of increased personnel costs.

     Severance and Related Costs

          There were no severance and related costs in the first quarter of 2005 compared to $0.2 million of income in the first quarter of 2004. In the first quarter of 2004, an adjustment of $0.2 million primarily related to a favorable settlement of employment litigation in the International segment. In fiscal year 2004, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2004 are expected to be $2.4 million and will be realized in fiscal year 2005. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007. We expect substantially all severance and related costs associated with cost reduction activities initiated in prior periods to be paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees.

     Depreciation and Amortization

          Depreciation and amortization expense increased $0.5 million, or 42%, to $1.7 million in the first quarter of 2005 compared to $1.2 million in the first quarter of 2004. This increase is primarily due to the incremental depreciation and amortization associated with the assets from the Interelate Acquisition.

     Operating Loss

          Primarily as a result of the above-described business conditions, we experienced an operating loss of approximately $2.0 million for the first quarter of 2005, compared to an operating loss of approximately $2.3 million for the first quarter of 2004.

     Interest Income (Expense) and Other, net

          Non-operating interest income (expense) and other increased $0.1 million, or 100%, to $0.1 million in the first quarter of 2005 compared to $0 in the first quarter of 2004. The $0.1 million increase in non-operating other income was primarily related to higher yields on our investments.

     Income Tax Benefit

          Income taxes were $0 in the first quarter of 2005 and 2004, respectively. As of April 2, 2005, total deferred tax assets of $53.2 million are fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net US and non-US operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

     Net Loss Available to Common Stockholders

          We reported a net loss available to common stockholders of $2.3 million in the first quarter of 2005 as compared with a net loss available to common stockholders of $2.7 million in the first quarter of 2004. We reported a net loss of $0.37 per share on a basic and diluted basis in the first quarter of 2005 compared to a net loss of $0.45 per share on a basic and diluted basis in the first quarter of 2004. Improved performance in the first quarter of 2005 was primarily driven by stronger utilization, higher percentage of revenue generated from Managed services and a lower percentage of selling, general and administrative expenses. The loss in 2004 was primarily attributable to declines in demand for our services.

Liquidity and Capital Resources

     Introduction

          Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances and our short-term investments. At April 2, 2005, we had cash and cash equivalents of approximately $20.1 million, restricted cash of approximately $0.7 million and short-term investments of $4.0 million. Our cash and cash equivalents position remained constant at $20.1 million as of April 2, 2005 and January 1, 2005. We have classified our investments in auction rate securities as short-term investments see Note 2. Short-term investments decreased $3.0 million as of April 2, 2005. The proceeds from the sale of short-term investments were used to fund operating activities as discussed below. Restricted cash represents cash as security for our letters of credit. Restricted cash remained constant at $0.7 million as of April 2, 2005 and January 1, 2005.

     Cash Flows from Operating Activities

          Cash flows from operating activities were a use of approximately $2.1 million and $2.8 million during the first quarter of 2005 and 2004, respectively. Net cash outflows from operating losses, annual corporate insurance payments, prepaid product maintenance contracts and payments with respect to severance and related costs contributed to the use of cash. DSO of 51 days at April 2, 2005 represented an increase of 1 day compared to 50 days at January 1, 2005. We do not expect any significant collection issues with our clients. At April 2, 2005, there remained $1.5 million of unpaid severance and related costs (see Note Seven).

     Cash Flows from Investing Activities

          Cash flows from investing activities increased $4.0 million, to a source of cash of $2.9 million during the first quarter of 2005 from a use of cash of $1.1 million during the first quarter of 2004. Short-term investments during the first quarter of 2005 provided $3.0 million of cash offset by $0.1 million of capital expenditures, primarily related to our Managed services. The level of capital expenditures for fiscal year 2005 may vary significantly depending on the number of new contracts for hosted services engagements into which we enter. In any event, we expect our capital expenditures to be less than $2.3 million for fiscal year 2005.

     Cash Flows from Financing Activities

          Cash flows used in financing activities increased $0.2 million, to $0.7 million during the first quarter of 2005 from $0.5 million during the first quarter of 2004. Net cash outflows of $0.7 million during the first quarter of 2005 is attributable to cash dividends of $0.7 million, paid in January of 2005 on the Series B convertible preferred stock (“Series B stock”). The $0.5 million of cash used during the first quarter of 2004 is attributable to a $0.2 million decrease in the required deposit of cash security for the credit line, offset by cash dividends of $0.7 million, paid in January of 2004 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

     Near-Term Liquidity

          Our near-term capital resources consist of our current cash balances and our short-term investments, together with anticipated future cash flows. Our balance of cash and cash equivalents was $20.1 million as of April 2, 2005 and January 1, 2005, respectively. In addition, our restricted cash of $0.7 million at April 2, 2005 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. As of April 2, 2005 and January 1, 2005, we held short-term investments of $4.0 million and $7.0 million, respectively.

     Bank Facility

          The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2 million through the first quarter of fiscal 2005 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings under the Facility at April 2, 2005 and January 1, 2005, respectively. Available credit under the Facility has been reduced by approximately $0.7 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first quarter 2005 or during fiscal year 2004.

     Accounts Receivable Customer Concentration

          At April 2, 2005 we had two customers each accounting for 10% or more of total net receivables. United HealthCare Services, Inc. accounted for 22% and Crowe, Chizek and Company LLP accounted for 11%, respectively of total net accounts receivable. Of these amounts, we have collected approximately 85% from United HealthCare Services, Inc. and 63% from Crowe, Chizek and Company LLP, respectively, through May 16, 2005. Of total gross accounts receivable as of May 16, 2005, we have collected 67% subsequent to April 2, 2005. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Recent Accounting Pronouncements

          In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financials statements at fair value and eliminates the intrinsic value-based method. SFAS No. 123R was amended in April 2005 for compliance dates. eLoyalty plans to adopt SFAS No. 123R at the beginning of next fiscal year, January 1, 2006, and to use the modified prospective method. We have reviewed SFAS No. 123R and do not anticipate the adoption of SFAS No. 123R to have a material impact on our future financial position or results of operations.

          In March 2004, the EITF reached a consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-06 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus by the Task Force was effective for reporting periods beginning after March 31, 2004. eLoyalty adopted EITF Issue No. 03-06 in the quarter ended June 26, 2004. There was no impact of the adoption on the computation of EPS during the first quarter ended 2005, as the effect is antidilutive. In periods of net income, eLoyalty will utilize the two-class method of computing EPS.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

          We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the first quarter of 2005 and 2004, 16% and 17%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 4. Controls and Procedures

          An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 2, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information relating to the Company’s purchase of shares of its common stock in the first quarter of 2005. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
January 2, 2005 – February 2, 2005
Common stock	605	$6.25
February 3, 2005 – March 2, 2005
Common stock	36,116	$7.30
March 3, 2005 – April 2, 2005
Common stock	503	$6.64
Total

Common stock	37,224	$7.27

Item 6. Exhibits

31.1 Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Summary of eLoyalty Corporation’s Vice President Compensation Program, as amended, May 11, 2005.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 17, 2005.

eLOYALTY CORPORATION

By	/s/ STEVEN C. POLLEMA

Steven C. Pollema
Vice President, Operations
and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)