Form 10-Q
period 2005-10-01
ELOYALTY CORP
filed 2005-11-14
CIK 1094348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 8, 2005 was 7,626,668.

Part I. Financial Information
Item 1. Financial Statements
eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	October 1,	January 1,
	2005	2005
ASSETS:
Current Assets:
Cash and cash equivalents	$17,698	$20,095
Restricted cash	600	698
Short-term investments	4,000	6,975
Receivables (net of allowances of $389 and $389)	12,843	11,187
Prepaid expenses	4,080	2,829
Other current assets	1,058	578

Total current assets	40,279	42,362
Equipment and leasehold improvements, net	3,368	6,779
Goodwill	2,648	2,650
Intangibles, net	1,287	1,713
Long-term receivables and other	1,147	1,863

Total assets	$48,729	$55,367

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,262	$1,528
Accrued compensation and related costs	3,545	4,165
Unearned revenue	4,606	4,466
Other current liabilities	3,768	3,638

Total current liabilities	13,181	13,797
Long-term unearned revenue	403	774
Other long-term liabilities	373	664

Total liabilities	13,957	15,235

Commitments and contingencies (Note 12)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,099,968 and 4,150,803 shares issued and outstanding with a liquidation preference of $21,276 and $21,910 at October 1, 2005 and January 1, 2005, respectively	20,910	21,169

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,630,215 and 7,407,065 shares issued and outstanding, respectively	76	74
Additional paid-in capital	150,602	150,659
Accumulated deficit	(126,346)	(121,032)
Accumulated other comprehensive loss	(3,866)	(3,451)
Unearned compensation	(6,604)	(7,287)

Total stockholders’ equity	13,862	18,963

Total liabilities and stockholders’ equity	$48,729	$55,367

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Revenue	$21,307	$19,942	$60,410	$52,542

Operating Expenses:
Cost of services	15,328	14,698	45,308	38,706
Selling, general and administrative	5,173	5,013	15,496	14,369
Severance and related costs	(104)	809	411	616
Depreciation and amortization	1,467	1,543	4,773	3,804

Total operating expenses	21,864	22,063	65,988	57,495

Operating loss	(557)	(2,121)	(5,578)	(4,953)
Interest income (expense) and other, net	100	53	253	152

Loss before income taxes	(457)	(2,068)	(5,325)	(4,801)
Income tax benefit	10	—	11	—

Net loss	(447)	(2,068)	(5,314)	(4,801)
Dividends related to Series B preferred stock	(367)	(387)	(1,105)	(1,128)

Net loss available to common stockholders	$(814)	$(2,455)	$(6,419)	$(5,929)

Basic net loss per common share	$(0.12)	$(0.41)	$(1.00)	$(0.99)

Diluted net loss per common share	$(0.12)	$(0.41)	$(1.00)	$(0.99)

Shares used to calculate basic net loss per share	6,710	6,058	6,414	5,992

Shares used to calculate diluted net loss per share	6,710	6,058	6,414	5,992

Noncash compensation included in individual line items above:
Cost of services	$300	$303	$867	$759
Selling, general and administrative	348	429	1,139	1,236
Severance and related costs	(25)	176	(25)	176

Total noncash compensation	$623	$908	$1,981	$2,171

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the
	Nine Months Ended
	October 1,	September 25,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(5,314)	$(4,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and noncash compensation	6,754	5,975
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(1,719)	(4,931)
Prepaids and other current assets	(1,769)	(2,107)
Accounts payable	(241)	(620)
Accrued compensation and related costs	(1,281)	47
Unearned revenue	(232)	3,564
Other liabilities	503	(636)
Long-term receivables and other	589	(859)

Net cash used in operating activities	(2,710)	(4,368)

Cash Flows from Investing Activities:
Interelate acquisition	3	(5,584)
Sale of short-term investments	2,975	2,875
Capital expenditures and other	(941)	(337)

Net cash provided by (used in) investing activities	2,037	(3,046)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	1
Decrease in restricted cash	98	96
Payment of Series B dividends	(1,480)	(1,483)

Net cash used in financing activities	(1,382)	(1,386)

Effect of exchange rate changes on cash and cash equivalents	(342)	(60)

Decrease in cash and cash equivalents	(2,397)	(8,860)
Cash and cash equivalents, beginning of period	20,095	27,103

Cash and cash equivalents, end of period	$17,698	$18,243

Supplemental Disclosures of Cash Flow Information:
Cash (paid) refunded for income taxes, net	$(7)	$(45)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share data)
Note 1 — General
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we” or “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of October 1, 2005, the condensed consolidated results of our operations for the three months and nine months ended October 1, 2005 and September 25, 2004 and our condensed consolidated cash flows for the nine months ended October 1, 2005 and September 25, 2004, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.
     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
Note 2 — Revision in the Classification of Certain Securities
     We concluded that it was appropriate to classify our auction rate municipal bonds and auction rate preferred funds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in a separate line item on our Condensed Consolidated Balance Sheet as of January 1, 2005. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended September 25, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Operations for any period.

	For the			For the
	Year Ended			Nine Months Ended
	January 1, 2005			September 25, 2004
		Reclassifi-			Reclassifi-
	Previously	cation	As	Previously	cation	As
	Reported	Amount	Reclassified	Reported	Amount	Reclassified
Short-term investments	$—	$6,975	$6,975	$—	$6,975	$6,975
Net cash (used in) provided by investing activities	$(6,062)	$2,875	$(3,187)	$(5,921)	$2,875	$(3,046)
Net (decrease) increase in cash and cash equivalents	$(9,883)	$2,875	$(7,008)	$(11,735)	$2,875	$(8,860)
Cash and cash equivalents, beginning of period	$36,953	$(9,850)	$27,103	$36,953	$(9,850)	$27,103
Cash and cash equivalents, end of period	$27,070	$(6,975)	$20,095	$25,218	$(6,975)	$18,243
Note 3 — Short-term Investments
     At October 1, 2005 and January 1, 2005, we held $4,000 and $6,975, respectively, of short-term investments. These short-term investments consisted of auction rate municipal bonds and auction rate preferred funds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. Between auctions, while there is not a formal, established secondary market for these securities, our investment advisors have informed us that they are readily salable. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

Note 4 — Revenue Recognition
     eLoyalty derives a substantial majority of its revenue from professional services. Most of this revenue is from Consulting services that involve operational consulting and integrating or building a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed.
     Revenue from fixed price Managed services contracts is recognized ratably over the contract period of the services. For all other Managed services we recognize revenue as the work is performed.
     Revenue associated with the installation or set-up of long-term Managed service contracts is deferred until the installation is complete and is recognized over the estimated life of the related Managed services engagement. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred.
     Revenue from the sale of Product, which consists of software and hardware, is recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.
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

	For the		For the
	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net loss available to common stockholders as reported	$(814)	$(2,455)	$(6,419)	$(5,929)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	648	670	2,006	1,890
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(687)	(921)	(2,190)	(4,230)

Pro forma	$(853)	$(2,706)	$(6,603)	$(8,269)

Basic net loss per share:
As reported	$(0.12)	$(0.41)	$(1.00)	$(0.99)

Pro forma	$(0.13)	$(0.45)	$(1.03)	$(1.38)

Diluted net loss per share:
As reported	$(0.12)	$(0.41)	$(1.00)	$(0.99)

Pro forma	$(0.13)	$(0.45)	$(1.03)	$(1.38)

     Assumptions used for valuation of option grants calculated in accordance with SFAS No. 148 are as follows:

	2005	2004
Risk-free interest rates	3.4%	3.5% — 1.8%
Expected dividend yield	0%	0%
Expected volatility	101%	114% — 108%
Expected lives	5.0 years	5.0 years
Note 6 — Acquisition
     On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5,382 of cash consideration (before transaction costs of $203) (the “Interelate Acquisition”). The acquired business, employees, customers and net assets have been integrated into eLoyalty and it operates as eLoyalty’s Marketing Managed Services group.
     The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their fair values as of the date of acquisition.
     The purchase price allocation was as follows:

Accounts receivable and other current assets	$1,387
Computer equipment and furniture	1,167
Software	989
Goodwill	977
Intangible asset, client relationships	1,800

Assets	6,320

Liabilities assumed	(735)

Net assets acquired	$5,585

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
     In fiscal years 2005 and 2004, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. In the third quarter of 2005, eLoyalty recognized income of $104 compared to expense of $809 in the third quarter of 2004. The $104 of income recorded in the third quarter of 2005 is primarily related to a favorable adjustment related to a previously estimated severance cost accrual. The $809 of expense recorded in the third quarter of 2004 was related to employee severance payments and related costs of $931 for the elimination of seven positions in both the North America and International segments, offset by adjustments of $122 primarily related to a favorable settlement of employment litigation in the International segment.
     For the nine months ended October 1, 2005 and September 25, 2004, respectively, eLoyalty recognized expense of $411 and $616. The expense of $411 recorded in the first nine months of 2005 is primarily related to $616 of employee severance and related costs for the elimination of nine positions in both our North America and International segments, offset by favorable adjustments of $205 primarily related to previously estimated severance cost and facility accruals. The expense of $616 recorded in the first nine months of 2004 was primarily related to $1,019 of employee severance payments and related costs for the elimination of eight positions in both our North America and International segments, partially offset by an adjustment of $403 primarily for a favorable settlement of employment litigation in the International segment.
     During the first nine months of 2005, eLoyalty made cash payments of $1,381 related to cost reduction actions initiated in 2005 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2006 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.

     The severance and related costs and their utilization for the first nine months of 2005 are as follows:

	Reserve			Reserve
	Balance	Charges/		Balance
	01-01-05	Adjustments	Payments	10-01-05
Employee severance	$714	$477	$(970)	$221
Facilities	1,203	(92)	(363)	748
Other	28	26	(48)	6

Total	$1,945	$411	$(1,381)	$975

     Of the $975 that remained reserved as of October 1, 2005, $373 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $221 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $381 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $375 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.
Note 8 — Comprehensive Net Loss
     Comprehensive net loss is comprised of the following:

	For the		For the
	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net loss	$(447)	$(2,068)	$(5,314)	$(4,801)
Other comprehensive loss:
Effect of currency translation	109	50	(415)	(75)

Comprehensive net loss	$(338)	$(2,018)	$(5,729)	$(4,876)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3,866 and $3,451 at October 1, 2005 and January 1, 2005, respectively.
Note 9 — Loss Per Share
     The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the		For the
	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net loss	$(447)	$(2,068)	$(5,314)	$(4,801)
Series B preferred stock dividends	(367)	(387)	(1,105)	(1,128)

Net loss available to common stockholders	$(814)	$(2,455)	$(6,419)	$(5,929)

Weighted average common shares outstanding (in thousands)	6,710	6,058	6,414	5,992

     In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,429 and 4,349 for the three months ended October 1, 2005 and September 25, 2004, respectively, and 4,450 and 4,442 for the nine months ended October 1, 2005 and September 25, 2004, respectively.

Note 10 — Segment Information
     eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of U.S. and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three and nine months ended October 1, 2005 and September 25, 2004, respectively, and total assets by reportable segment as of October 1, 2005 and January 1, 2005.

	North
For the Three Months Ended	America	International	Total
Revenue
2005	$19,994	$1,313	$21,307
2004	$18,120	$1,822	$19,942
Operating loss
2005	$(482)	$(75)	$(557)
2004	$(1,647)	$(474)	$(2,121)

	North
For the Nine Months Ended	America	International	Total
Revenue
2005	$55,871	$4,539	$60,410
2004	$47,405	$5,137	$52,542
Operating loss
2005	$(4,178)	$(1,400)	$(5,578)
2004	$(4,278)	$(675)	$(4,953)
Total assets
October 1, 2005	$42,448	$6,281	$48,729
January 1, 2005	$48,556	$6,811	$55,367

For the Three Months Ended
	North America			International
	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2005	$18,764	$1,230	$19,994	$297	$843	$135	$38	$1,313	$21,307
2004	$17,103	$1,017	$18,120	$147	$1,436	$151	$88	$1,822	$19,942

For the Nine Months Ended
	North America			International
	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2005	$52,036	$3,835	$55,871	$1,222	$2,713	$488	$116	$4,539	$60,410
2004	$44,828	$2,577	$47,405	$424	$3,585	$882	$246	$5,137	$52,542
     Total tangible long-lived assets for U.S. operations are $3,428 and $7,398 at October 1, 2005 and January 1, 2005, respectively.
     In addition, in the third quarter of 2005, a $268 depreciation charge was recorded related to prior periods, which is not material to current or prior periods.

Percentage of total revenue is as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Revenue:
Consulting services	57%	65%	58%	71%
Managed services	19%	22%	24%	18%

Services revenue	76%	87%	82%	89%
Product	19%	8%	13%	5%
Reimbursed expenses	5%	5%	5%	6%

Total revenue	100%	100%	100%	100%

Note 11 — Recent Accounting Pronouncements
     In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and we will be adopting SAB 107 at the same time as our adoption of SFAS 123R.
     In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. SFAS No. 123R was amended in April 2005 for compliance dates. In October 2005, FASB staff position provided further guidance on the determination of grant date. eLoyalty plans to adopt SFAS No. 123R at the beginning of next fiscal year, January 1, 2006, and to use the modified prospective method. We have reviewed SFAS No. 123R and do not anticipate the adoption of SFAS No. 123R to have a material impact on our future financial position or results of operations.
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
Background
     eLoyalty is a leading management consulting, systems integration, and managed services company focused on analyzing and optimizing customer interactions. With professionals in offices throughout North America and Europe, eLoyalty’s broad range of enterprise CRM services and solutions include creating customer strategies; defining technical architectures; selecting, implementing and integrating best-of-breed CRM and analytics software applications; providing ongoing support for multi-vendor systems; and hosting application environments. Revenue across our various service lines is generated from professional services primarily and increasingly, resale of products (software and hardware). Consulting services involve evaluating, selecting, building or integrating CRM systems for clients. Managed services involve a range of contact center services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. In the third quarter of 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5.4 million of cash consideration (before transaction costs of $0.2 million) (the “Interelate Acquisition”). Due to the Interelate Acquisition Managed services also includes our hosted customer data management and campaign management services. The combination of eLoyalty’s methodologies and technical expertise enables eLoyalty to deliver the tangible economic benefits of customer loyalty for its clients. We operate in two primary business segments — North America (consisting of the United States and Canada) and International.
Overview of the Results of Operations and Financial Position
     The following is an overview of our operating results and financial position for the third quarter of 2005, which includes a discussion of significant events, revenue, gross profit margins, expenses and cash flows for this period. The following table summarizes the major components of our revenue over the last six quarters.

	Three Months Ended
(000’s)	10/01/2005	07/02/2005	04/02/2005	01/01/2005	9/25/2004	6/26/2004
Revenue:
Consulting services	$12,176	$10,931	$12,088	$12,965	$12,975	$13,770
Managed services	4,109	5,424	5,023	5,275	4,318	2,612

Services revenue	16,285	16,355	17,111	18,240	17,293	16,382
Product	4,092	2,334	1,388	773	1,534	420
Reimbursed expenses	930	924	991	1,018	1,115	1,374

Total revenue	$21,307	$19,613	$19,490	$20,031	$19,942	$18,176

Gross profit margin percentage(1)	29%	23%	26%	29%	28%	31%

(1)	Revenue excluding reimbursed expenses less cost of services excluding reimbursed expenses divided by revenue excluding reimbursed expenses.

     Our revenue and operational results are affected by the levels of business activity, economic conditions, and the pace of technological change in the industries and geographies that we serve. Over the past several quarters, the strengthening economic recovery appears to be positively affecting the information technology spending patterns at many companies, though companies remain conservative regarding increasing the use of outside professional services. Certain CRM related technological advances, including voice over internet protocol in the contact center, speech-enabled self-service and advance speech recognition capabilities, are beginning to drive higher levels of spending on both growth-oriented and cost-reduction initiatives. While we are pleased with this improved economic environment, there is no assurance that it will consistently lead to a higher level of revenue for eLoyalty.
     We continue to experience high levels of customer revenue concentration, though these levels have decreased (improved) from fiscal year 2003. Customer concentration for our top customer was 14% of revenue in fiscal year 2004 and 24% of revenue in fiscal year 2003. Our top customer accounted for 16%, 11% and 17% of our revenue in the third quarter of 2005, second quarter of 2005 and third quarter of 2004, respectively. Our top 5 and top 10 customers accounted for 43% and 60% of revenue, respectively, in the third quarter of 2005. This compares to 52% and 67% of revenue for those same categories in the third quarter of 2004. Even with these improvements, as a result of the concentration levels, changes in spending by our top customers may result in fluctuations in revenue and profitability.
     During fiscal year 2005, several of our large clients reduced spending compared to their 2004 expenditure levels. Although we are encouraged by the improving economic conditions, positive market reaction to our new service lines and by the addition of new customers in fiscal years 2005 and 2004, the initial strength of, and rate of increase in, the spending of new customers is difficult to predict. Our ability to successfully respond to these uncertainties and to improve operating profit will depend, in part, on our ability to continue to offer innovative solutions via our service lines and to continue to execute our cost management strategy to maintain a lower cost structure. There can be no assurance, however, that we will be able to successfully execute these strategies.
     In the third quarter of 2005, Consulting services revenue increased 11% compared to the second quarter of 2005. The increase in Consulting services revenue is primarily due to the commencement of services from a new client and significant increases in the level of services to two existing clients. During the first nine months of 2005, Consulting services revenue declined 5% compared to the first nine months of 2004. The primary reason for this decrease is a reduction in consulting services spending by our five largest clients partially offset by increased spending at various new and existing clients. In fiscal year 2004, we saw only slight growth in our Consulting services revenue as clients remained cautious regarding their use of outside resources. In fiscal year 2004, Consulting services revenue grew to $50.2 million, or about 4%, over fiscal year 2003.
     Managed services revenue accounted for 19%, 28% and 22% of our total revenue in the third quarter of 2005, second quarter of 2005 and third quarter of 2004, respectively. The decline of Managed services revenue in the third quarter of 2005 compared to the previous quarter is primarily due to the impact of the termination of two customer contracts and the inclusion of $0.6 million of non-recurring revenue for a customer contract termination fee in the second quarter of 2005. We believe this decline is temporary and the percentage of Managed services revenue to our total revenue will increase in the future. Managed services contracts typically have longer terms than consulting contracts and provide a more stable and predictable revenue stream with lower overall selling costs. In addition, because of continued rate and margin pressure in our Consulting services business, Managed services revenue tends to yield higher gross profit margins (revenue excluding reimbursed expenses less cost of services excluding reimbursed expenses).
     Product revenue increased to 19% of Total revenue in the third quarter of 2005. Product revenue accounted for 12% and 8% of the Total revenue in the second quarter of 2005 and the third quarter of 2004, respectively. Although we have experienced sequential quarter over quarter growth in our Product revenue, this growth should not be construed as a predictable trend. While this revenue is primarily driven by the growth in our Converged Internet Protocol Contact Center service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
     The primary categories of operating expenses include cost of services, selling, and general and administrative expenses. Cost of services is primarily driven by the costs associated with our delivery personnel, third-party pass-through services related to our Managed services business and cost of third-party products. Cost of services as a percentage of revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and our relative mix of business between Consulting services, Managed services and Product. The cost of our Product is impacted by our ability to qualify for rebates from our largest Product vendor. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Selling expense is driven primarily by business development activities, the ongoing marketing of our service lines, other targeted marketing programs, and CRM thought leadership publications. General and administrative costs primarily include costs for our global support functions, technology infrastructure and applications and office space.
     Gross profit margins for the third quarter of 2005, second quarter of 2005 and third quarter of 2004 were 29%, 23% and 28%, respectively. The increase in gross profit margin in the third quarter of 2005 compared to the third quarter of 2004 resulted primarily from improved billable utilization and an increase in Product rebates, partially offset by the decrease in our billing rate. Billable utilization in the third quarter of 2005 increased to 79% from 74% in the third quarter of 2004. Our billing rate in the third quarter of 2005 decreased slightly to $153 from $155 in the third quarter of 2004. To combat margin compression, as we replaced attrition and grew headcount to support our revenue growth in fiscal years 2005 and 2004, we continued to improve the leverage model within our delivery teams by hiring personnel primarily at the lower levels of our career path.
     As of October 1, 2005, total cash was $18.3 million, or a $2.5 million reduction in 2005. This reduction was driven by the use of cash in operating activities, primarily payment of accrued 2004 non-VP bonuses, annual corporate insurance payments and payments with respect to severance and related costs, as well as the payment of Series B dividends. Proceeds received from the sale of short-term investments in 2005 partially offset the cash usage discussed above. Days sales outstanding (“DSO”) improved by 5 days to 54 days in the third quarter of 2005 from 59 days in the second quarter of 2005 and improved by 7 days from 61 days in the third quarter of 2004.
     In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash of $52.1 million. Since the end of fiscal year 2001, total cash has decreased $33.8 million, which includes the effect of our $4.0 million investment in short-term securities, which is discussed in Note 3 to our Condensed Consolidated Financial Statements.
     The Company will continue to have cash obligations related to capital expenditure requirements and severance and related charges in the fourth quarter of 2005 and in 2006, as well as an expectation of Series B stock cash dividends in 2006. We believe that our improved operational efficiency, in conjunction with expected revenue improvement and expected consistent levels of utilization will continue to move the Company closer to profitability in fiscal year 2006. However, the uncertainty with respect to the size of spending by new customers and the expected fluctuations in spending by existing large clients makes it difficult to predict when or if eLoyalty will achieve this goal. Notwithstanding these uncertainties, we believe that the Company’s total cash balances at October 1, 2005, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.
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
          eLoyalty derives a substantial majority of its revenue from professional services. Most of this revenue is from Consulting services that involve operational consulting and integrating or building a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed. Revenue from fixed price Managed services contracts is recognized ratably over the contract period of the services. For all other Managed services we recognize revenue as the work is performed.
          Revenue associated with the installation or set-up of long-term Managed service contracts is deferred until the installation is complete and is recognized over the estimated life of the related Managed services engagement. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred.
          Revenue from the sale of Product, which consists of software and hardware, is recorded at the gross amount of the sale when the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.
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
          We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2005 and in fiscal years 2001 through 2004. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.
Third Quarter 2005 Compared with Third Quarter 2004
     Revenue
          Our revenue increased $1.4 million, or 7%, to $21.3 million in the third quarter of 2005 from $19.9 million in the third quarter of 2004. Revenue from Consulting services decreased $0.8 million, or 6%, to $12.2 million in the third quarter of 2005 from $13.0 million in the third quarter of 2004. Consulting services revenue represented 57% and 65% of total revenue for the third quarter of 2005 and 2004, respectively. The decrease in Consulting services revenue is primarily due to lower spending by our top five clients, partially offset by increased spending at various new and existing clients. Revenue from Managed services decreased $0.2 million, or 5%, to $4.1 million in the third quarter of 2005 from $4.3 million in the third quarter of 2004. Managed services revenue represented 19% and 22% of total revenue for the third quarter of 2005 and 2004, respectively. The decrease in Managed services revenue is driven primarily by the impact of the termination of two customer contracts, partially offset by increased spending at various new and existing clients. Revenue from the sale of Product increased $2.6 million, to $4.1 million in the third quarter 2005 from $1.5 million in the third quarter 2004. Revenue from the sale of Product represented 19% and 8% of total revenue for the third quarter of 2005 and 2004, respectively. While this revenue is primarily driven by the growth in our Converged Internet Protocol Contact Center service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
          Revenue from North American operations increased $1.9 million, or 10%, to $20.0 million in the third quarter of 2005 from $18.1 million in the third quarter of 2004. International operations revenue (which primarily represents revenue from Europe and Australia) decreased $0.5 million, or 28%, to $1.3 million in the third quarter of 2005 from $1.8 million in the third quarter of 2004. As a percentage of consolidated revenue, revenue from International operations represented 6% and 9% of total revenue for the third quarter of 2005 and 2004, respectively.
          Utilization of billable consulting personnel was 79% and 74% for the third quarter of 2005 and 2004, respectively, and 70% in the second quarter of 2005. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $153 and $155 for the third quarter of 2005 and 2004, respectively, and $152 in the second quarter of 2005.
          Our revenue concentration has decreased as our top 5 customers in the third quarter of 2005 and 2004 represented approximately 43% and 52% of revenue, respectively. The top 10 customers accounted for 60% and 67% of our revenue in the third quarter of 2005 and 2004, respectively. In addition, the top 20 customers accounted for 79% and 84% of our revenue in the third quarter of 2005 and 2004, respectively. Two clients accounted for 10% or more of our revenue in the third quarter of 2005. Texas Department of Information Resources accounted for 16% of our revenue in the third quarter of 2005 and 1% of our revenue in the third quarter of 2004. United HealthCare Services, Inc. accounted for 12% of our revenue in the third quarter of 2005 and 16% of our revenue in the third quarter of 2004. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.
     Cost of Services
          Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes third-party product and support costs, employee costs for travel expenses, training, laptop computer leases and other expenses of a billable and non-billable nature.
          Cost of services increased $0.6 million, or 4%, to $15.3 million in the third quarter of 2005 from $14.7 million in the third quarter of 2004. The increase is primarily due to additional product costs, net of vendor rebates, partially offset by lower subcontractor costs. Cost of services as a percentage of revenue decreased to 72% in the third quarter of 2005 compared to 74% in the third quarter of 2004. This percentage decrease was primarily due to improved billable utilization and an increase in Product rebates, partially offset by lower billing rates.
     Selling, General and Administrative
          Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectable amounts and costs for our technology infrastructure and applications.

          Selling, general and administrative expenses increased $0.2 million, or 4%, to $5.2 million in the third quarter of 2005 from $5.0 million in the third quarter of 2004. The $0.2 million increase was primarily the result of increased personnel costs related to recruiting and the support of the service line marketing and sales.
     Severance and Related Costs
          Severance and related costs decreased $0.9 million, or 113%, to $0.1 million of income in the third quarter of 2005 compared to $0.8 million of expense in the third quarter of 2004. The $0.1 million of income in the third quarter of 2005 is primarily related to a favorable adjustment primarily related to a previously estimated severance cost accrual. In the third quarter of 2004, severance and related costs included $0.9 million of severance and related costs associated with the elimination of seven positions in both our North America and International segments, offset by a favorable adjustment of $0.1 million primarily related to a favorable settlement of employment litigation in the International segment. In fiscal years 2005 and 2004, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in 2005 are expected to be $1.6 million and will be realized in fiscal year 2006. Annual savings related to the cost reduction actions in fiscal year 2004 are expected to be $2.4 million and will be realized in fiscal year 2005. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees.
     Depreciation and Amortization
          Depreciation and amortization expense remained constant at $1.5 million in the third quarter of 2005 and 2004, respectively. In the third quarter of 2005, a $0.3 million depreciation charge was recorded related to prior periods, which is not material to current or prior periods.
     Operating Loss
          Primarily as a result of the above-described business conditions, we experienced an operating loss of approximately $0.6 million for the third quarter of 2005, compared to an operating loss of approximately $2.1 million for the third quarter of 2004.
     Interest Income (Expense) and Other, net
          Non-operating interest income (expense) and other remained constant at $0.1 million in the third quarter of 2005 compared to the third quarter of 2004.
     Income Tax Benefit
          Income taxes were almost $0 in the third quarter of 2005 and 2004, respectively. As of October 1, 2005, total deferred tax assets of $54.6 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.
     Net Loss Available to Common Stockholders
          We reported a net loss available to common stockholders of $0.8 million in the third quarter of 2005 as compared with a net loss available to common stockholders of $2.5 million in the third quarter of 2004. We reported a net loss of $0.12 per share on a basic and diluted basis in the third quarter of 2005 compared to a net loss of $0.41 per share on a basic and diluted basis in the third quarter of 2004.

First Nine Months of 2005 Compared with First Nine Months of 2004
     Revenue
          Our revenue increased $7.9 million, or 15%, to $60.4 million in the first nine months of 2005 from $52.5 million in the first nine months of 2004. Revenue from Consulting services decreased $2.0 million, or 5%, to $35.2 million in the first nine months of 2005 from $37.2 million in the first nine months of 2004. Consulting services revenue represented 58% and 71% of total revenue for the nine months ended October 1, 2005 and September 25, 2004, respectively. The decrease in Consulting services revenue is primarily due to lower spending by our top five clients, partially offset by increased spending at various new and existing clients. Revenue from Managed services increased $5.0 million, or 52%, to $14.6 million in the first nine months of 2005 from $9.6 million in the first nine months of 2004. Managed services revenue represented 24% and 18% of total revenue for the nine months ended October 1, 2005 and September 25, 2004, respectively. The increase in Managed services revenue is driven primarily by the $3.8 million impact of the Interelate Acquisition, a $0.6 million non-recurring customer contract termination fee, a $0.2 million increase from our Behavioral Analytics Managed Services offering and $0.2 million from continued growth in our Contact Center Managed Services offering. Revenue from the sale of Product increased $5.4 million, to $7.8 million in the first nine months of 2005 from $2.4 million in the first nine months of 2004. Revenue from the sale of Product represented 13% and 5% of total revenue for the first nine months of 2005 and 2004, respectively. While this revenue is primarily driven by the growth in our Converged Internet Protocol Contact Center service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
          Revenue from North American operations increased $8.5 million, or 18%, to $55.9 million in the first nine months of 2005 from $47.4 million in the first nine months of 2004. International operations revenue (which primarily represents revenue from Europe and Australia) decreased $0.6 million, or 12%, to $4.5 million in the first nine months of 2005 from $5.1 million in the first nine months of 2004. As a percentage of consolidated revenue, revenue from International operations represented 7% and 10% of total revenue for the first nine months of 2005 and 2004, respectively.
     Cost of Services
          Our most significant operating cost is cost of services associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of services also includes third-party product and support costs, employee costs for travel expenses, training, laptop computer leases and other expenses of a billable and non-billable nature.
          Cost of services increased $6.6 million, or 17%, to $45.3 million in the first nine months of 2005 from $38.7 million in the first nine months of 2004. The increase is primarily due to additional product costs, net of vendor rebates, and increased personnel costs to support higher levels of revenue. Cost of services as a percentage of revenue increased to 75% in the first nine months of 2005 compared to 74% in the first nine months of 2004. This percentage increase was primarily due to lower billing rates and the impact of higher than normal application of resources to the development and deployment of our Behavioral Analytics engagements, partially offset by increased Product rebates.
     Selling, General and Administrative
          Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectable amounts and costs for our technology infrastructure and applications.
          Selling, general and administrative expenses increased $1.1 million, or 8%, to $15.5 million in the first nine months of 2005 from $14.4 million in the first nine months of 2004. This increase was primarily the result of increased personnel and recruiting costs in the first nine months of 2005. In addition, the first nine months of 2004 included the impact of a $0.5 million favorable adjustment resulting from the final determination of a previous estimate related to the collection of a receivable.

     Severance and Related Costs
          Severance and related costs decreased $0.2 million, or 33%, to $0.4 million in the first nine months of 2005 compared to $0.6 million in the first nine months of 2004. In the first nine months of 2005, severance and related costs of $0.4 million reflects $0.6 million of employee severance and related costs for the elimination of nine positions in both our North America and International segments, offset by favorable adjustments of $0.2 million primarily related to previously estimated facility and severance cost accruals. In the first nine months of 2004, severance and related costs of $0.6 million included $1.0 million of severance and related costs associated with the elimination of eight positions in both our North America and International segments, offset by a favorable adjustment of $0.4 million primarily related to a favorable settlement of employment litigation in the International segment. In fiscal years 2005 and 2004, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in 2005 are expected to be $1.6 million and will be realized in fiscal year 2006. Annual savings related to the cost reduction actions in fiscal year 2004 are expected to be $2.4 million and will be realized in fiscal year 2005. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees.
     Depreciation and Amortization
          Depreciation and amortization expense increased $1.0 million, or 26%, to $4.8 million in the first nine months of 2005 compared to $3.8 million in the first nine months of 2004. This increase is primarily due to the incremental depreciation and amortization associated with the assets from the Interelate Acquisition.
     Operating Loss
          Primarily as a result of the above-described business conditions, we experienced an operating loss of approximately $5.6 million for the first nine months of 2005, compared to an operating loss of approximately $5.0 million for the first nine months of 2004.
     Interest Income (Expense) and Other, net
          Non-operating interest income (expense) and other increased $0.1 million, or 50%, to $0.3 million in the first nine months of 2005 compared to $0.2 million in the first nine months of 2004. The $0.1 million increase in non-operating other income was primarily related to higher yields on our investments.
     Income Tax Benefit
          Income taxes were almost $0 in the first nine months of 2005 and 2004, respectively. As of October 1, 2005, total deferred tax assets of $54.6 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.
     Net Loss Available to Common Stockholders
          We reported a net loss available to common stockholders of $6.4 million in the first nine months of 2005 as compared with a net loss available to common stockholders of $5.9 million in the first nine months of 2004. We reported a net loss of $1.00 per share on a basic and diluted basis in the first nine months of 2005 compared to a net loss of $0.99 per share on a basic and diluted basis in the first nine months of 2004.

Liquidity and Capital Resources
     Introduction
          Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances and our short-term investments. At October 1, 2005, we had cash and cash equivalents of approximately $17.7 million, restricted cash of approximately $0.6 million and short-term investments of $4.0 million. Our cash and cash equivalents position decreased $2.4 million, or 12%, to $17.7 million as of October 1, 2005 compared to $20.1 million as of January 1, 2005. We have classified our investments in auction rate securities as short-term investments (see Note 2). Short-term investments decreased $3.0 million as of October 1, 2005. The proceeds from the sale of short-term investments were used to partially fund operating activities as discussed below. Restricted cash represents cash as security for our letters of credit. Restricted cash decreased $0.1 million, to $0.6 million as of October 1, 2005 compared to $0.7 million at January 1, 2005. The $0.1 million decrease in restricted cash is primarily due to reducing the amount of outstanding letters of credit.
     Cash Flows from Operating Activities
          Cash flows from operating activities were a use of approximately $2.7 million and $4.4 million during the first nine months of 2005 and 2004, respectively. Net cash outflows from operating losses, primarily payment of accrued 2004 non-VP bonuses, annual corporate insurance payments and payments with respect to severance and related costs contributed to the use of cash during the first nine months of 2005 and 2004. DSO of 54 days at October 1, 2005 represented an increase of 4 days compared to 50 days at January 1, 2005. We do not expect any significant collection issues with our clients. At October 1, 2005, there remained $1.0 million of unpaid severance and related costs (see Note 7).
     Cash Flows from Investing Activities
          Cash flows from investing activities were a source of cash of $2.0 million during the first nine months of 2005 from a use of cash of $3.0 million in the first nine months of 2004. Short-term investments provided $2.9 million of cash offset by $0.9 million of capital expenditures during the first nine months of 2005. Net cash outflows of $3.0 million consisted of $5.6 million related to the Interelate Acquisition, $0.3 million of capital expenditures and other, primarily related to our Managed services, offset by short-term investments of $2.9 million during the first nine months of 2004. The level of capital expenditures for fiscal year 2005 may vary significantly depending on the number of new contracts for hosted services engagements into which we enter. In any event, we expect our capital expenditures to be less than $1.8 million for fiscal year 2005.
     Cash Flows from Financing Activities
          Cash flows used in financing activities remained constant at $1.4 million during the first nine months of 2005 and 2004, respectively. Net cash outflows of $1.4 million during the first nine months of 2005 and 2004 is attributable to cash dividends of $1.5 million, paid in January and July on the Series B convertible preferred stock (“Series B stock”), offset by a $0.1 million decrease in the required deposit of cash security for the credit line. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.
     Near-Term Liquidity
          Our near-term capital resources consist of our current cash balances and our short-term investments, together with anticipated future cash flows. Our balance of cash and cash equivalents was $17.7 million and $20.1 million as of October 1, 2005 and January 1, 2005, respectively. In addition, our restricted cash of $0.6 million at October 1, 2005 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. As of October 1, 2005 and January 1, 2005, we held short-term investments of $4.0 million and $7.0 million, respectively.
     Bank Facility
          The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2 million through the first nine months of fiscal 2005 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. eLoyalty had no borrowings under the Facility at October 1, 2005 and January 1, 2005, respectively. Available credit under the Facility has been reduced to approximately $0.6 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first nine months of 2005 or during fiscal year 2004.
     Accounts Receivable Customer Concentration
          At October 1, 2005 we had one customer accounting for 10% or more of total net receivables. United HealthCare Services, Inc. accounted for 17% of total net accounts receivable. Of these amounts, we have collected approximately 68% from United HealthCare Services, Inc. through November 9, 2005. Of total gross accounts receivable as of November 9, 2005, we have collected 54% subsequent to October 1, 2005. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.
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
Recent Accounting Pronouncements
          In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and we will be adopting SAB 107 at the same time as our adoption of SFAS 123R.
          In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. SFAS No. 123R was amended in April 2005 for compliance dates. In October 2005, FASB staff position provided further guidance on the determination of grant date. eLoyalty plans to adopt SFAS No. 123R at the beginning of next fiscal year, January 1, 2006, and to use the modified prospective method. We have reviewed SFAS No. 123R and do not anticipate the adoption of SFAS No. 123R to have a material impact on our future financial position or results of operations.
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
Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the third quarter of 2005 and 2004, 12% and 14%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.
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
Item 4. Controls and Procedures
     An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to the Company’s purchase of shares of its common stock in the third quarter of 2005. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
July 3, 2005 – August 1, 2005
Common stock	160	$5.65
August 2, 2005 – September 1, 2005
Common stock	37,822	$6.39
September 2, 2005 – October 1, 2005
Common stock	159	$7.00
Total

Common stock	38,141	$6.39

Item 6. Exhibits
31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 14, 2005.

eLOYALTY CORPORATION
By	/s/ STEVEN C. POLLEMA
Steven C. Pollema
Vice President, Operations and Chief Financial Officer (Duly authorized signatory and Principal Financial and Accounting Officer)