Form 10-K
period 2005-12-31
ELOYALTY CORP
filed 2006-03-23
CIK 1094348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on July 1, 2005, as reported by the NASDAQ National Market System, is approximately $39,858,105.
      The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 17, 2006 was 7,662,327.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of eLoyalty’s Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

 PART I

PART I

Item 1.	Business.
      This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Item 1A, Part I of this Form 10-K, as well as the following:

•	General economic, business and market conditions;

•	Changes by the Financial Accounting Standards Board or the Securities and Exchange Commission (“SEC”) of authoritative accounting principles generally accepted in the United States of America or policies;

•	Our ability to successfully and timely integrate acquired operations into our business;

•	Acts of war or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	The timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
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
      On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. for approximately $5.4 million of cash consideration (before transaction costs). The acquired business, employees, customers and net assets have been integrated into eLoyalty and it operates as eLoyalty’s Marketing Managed Services group. See Note Three to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K for more information about the acquisition.
      Our executive office is located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number 847-582-7000).
Overview
      eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals throughout North America and an additional presence in Europe, eLoyalty offers a broad range of enterprise CRM services and solutions that include creating customer strategies; defining technical architectures; improving sales, service and marketing processes; and selecting, implementing, integrating, supporting and hosting best-of-breed CRM and analytics software applications. eLoyalty is focused on growing and developing its business through two primary Service Lines: Behavioral Analyticstm and Converged Internet Protocol Contact Center Solutions.
      In recent years, eLoyalty has invested heavily to develop the following differentiated capabilities in these Service Lines:

Behavioral Analyticstm (“BA”)

eLoyalty pioneered this solution, which applies human behavioral modeling to analyze and improve customer interactions. Using its BA applications, eLoyalty can help clients:

•	Automatically measure customer satisfaction and agent performance on every call;

•	Identify and understand customer personality;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications; and

•	Improve cross-sell and up-sell success rates.

eLoyalty has designed a scalable application platform to enable the Company to rapidly implement BA applications for its clients. The BA solution is delivered as a subscription service, primarily in a remote-hosted model.

Converged Internet Protocol Contact Center (“CIPCC”) Solutions

eLoyalty’s CIPCC Service Line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. eLoyalty has developed a set of tools and methodologies to help clients financially model, plan migration paths, and configure, integrate and support converged Internet Protocol (“IP”) network solutions within their contact center environments.

As further described below, the BA and CIPCC Service Lines drive the following types of revenue:

Service		Managed
Line	Consulting Services Revenue	Services Revenue	Product Revenue

BA	Revenue from assessments and follow-on consulting	Subscription revenue and amortized deployment revenue	None

CIPCC	Revenue from implementation and follow-on consulting	Monitoring, support and hosting revenue	Hardware and software revenue, primarily the resale of products from Cisco Systems

      The following table and the sections below describe the various types of revenue we drive from the services we provide to our clients:

	For the Fiscal Years Ended

	2005		2004		2003

		Percentage of		Percentage of		Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Revenue:
Consulting services	$46,013	58%	$50,185	69%	$48,338	77%
Managed services	19,543	25%	14,905	21%	8,241	13%

Services revenue	65,556	83%	65,090	90%	56,579	90%
Product	9,710	12%	3,153	4%	2,198	4%
Reimbursed expenses	3,742	5%	4,330	6%	3,802	6%

Total revenue	$79,008	100%	$72,573	100%	$62,579	100%

      eLoyalty derives its revenue from three primary sources: Consulting services, Managed services and the sale of Product, which are frequently sold and delivered together. It is not uncommon for a Consulting services engagement surrounding the design and implementation of customer service or marketing solutions to lead to the sale of both Product and a long-term maintenance and support or hosting relationship. These services and products are packaged and marketed through a common business development team. Our Consulting services and Managed services delivery teams often work together and leverage common tools and methodologies to deliver this spectrum of solutions to our clients.

Consulting Services

In addition to the Consulting services revenue driven by our BA and CIPCC engagements, we derive a majority of our revenue from a broad range of CRM consulting work with long-standing accounts, as well as non-Service Line follow-on consulting relating to BA and CIPCC engagements. Our Consulting services are billed on a time and materials basis or on a fixed-fee basis and generally include a combination of the following:

•	Evaluating our clients’ efficiency and effectiveness in handling customer interactions. We observe, measure, and analyze the critical aspects of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues.

•	Performing detailed financial analysis to calculate the expected return on investment for the implementation of various CRM solutions. This process helps our clients establish goals, alternatives and priorities and assigns client accountability throughout resulting projects.

•	Designing integrated architectures for enterprise-wide contact center environments. Our architects optimize cost efficiency with reliability, functionality and effectiveness as we help our clients migrate to state-of-the-art infrastructure.

•	Implementing the functional, technical and human performance aspects of CRM solutions. This often involves, the integration of a variety of infrastructure and application hardware and software from third-party vendors.

Managed Services

New Managed services revenue is primarily driven by BA and CIPCC engagements. These Managed services consist of the following:

•	Behavioral Analytics Managed Services (“BAMS”) include the deployment and ongoing operation of our proprietary Behavioral Analytics solution. Based on each client’s business requirements, the applications are configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in some cases, on-premise hosted environment. The service is provided on a subscription basis and the contract duration generally is three years or greater. The fees and costs related to the initial deployment are deferred and amortized over the life of the contract.

•	Contact Center Managed Services (“CCMS”) include monitoring, support and hosting services related to complex IP and traditional contact center voice architectures. These services include routine maintenance and technology upgrades, the resolution of highly complex issues that involve multiple technology components and vendors, and, in some cases, the deployment and operation of hosted environments. Our support and monitoring services reduce the cost and impact of contact center downtime and anticipate problems before they occur.

In addition, we also generate a large portion of our Managed services revenue from two other sources. Marketing Managed Services revenue is generated from the accounts we obtained through the acquisition of the assets of Interelate, Inc. in 2004. The services provided to these accounts include hosted customer and campaign data management and mass email fulfillment. We also continue to provide remote call center application support and maintenance services to a small number of long-term clients. These two sources of Managed services revenue are likely to diminish over time as we focus on growth through the BA and CIPCC Service Lines.

Product

We generate revenue from the resale of Product, which consists of software and hardware primarily sold through our CIPCC service line. The vast majority of this revenue relates to reselling products from Cisco Systems, Inc.
Business Segments
      We operate in two reportable business segments — North America (consisting of the U.S. and Canada) and International. In 2001, we globalized and centralized our delivery, business development and infrastructure organizations and processes. Accordingly, there are no material distinctions between the character and nature of the two segments, other than financial results as discussed herein.
      Our international operations create special risks, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, restrictions on the movement of cash and certain technologies across national borders, tax issues resulting from multiple tax laws, compliance with a variety of other foreign national and local laws and regulations, political instability and management of a geographically dispersed organization. If not adequately addressed, these risks may adversely affect our business. See “Risk Factors” in Item 1A, Part I of this Form 10-K.
      For information regarding our segment reporting, including domestic and foreign revenue, operating income and total assets, see Note Fourteen to the Consolidated Financial Statements of eLoyalty, appearing under Item 8, Part II of this Form 10-K.
Methods of Distribution
      A substantial majority of our Consulting services, Managed services and Product are provided to our clients through direct contractual relationships. A portion of our revenue, approximately 9% in 2005, is generated from ongoing relationships with other companies, such as Crowe Chizek and Company and International Business Machines Corporation, through which we make our services and third party products available to the clients of such companies. These services and products primarily include Managed services relating to our CIPCC service line and Consulting services. Additionally, in late 2005, we entered into an agreement with Cisco Systems, Inc. under which Cisco has the right to sell certain of our Behavioral Analytics modules as Cisco-branded products, which Cisco collectively named its Unified Customer Interaction Analyzer. Under this agreement, Cisco will sublicense the modules to their customers and we will enter into separate agreements with those customers to deploy, host and maintain the system for them.
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
Clients
      During fiscal year 2005, our 5 and 20 largest clients accounted for 37% and 72%, respectively, of our revenue. One client accounted for 10% or more of our total revenue during the fiscal year. United HealthCare Services, Inc. provided 13% of our 2005 revenue. For fiscal year 2005, twenty-one clients each accounted for over $1 million of revenue. While our focus, consistent with the nature of our Managed services offering, is on developing long-term relationships with our clients, the nature of our business is such that our activities with specific clients will fluctuate periodically as individual Consulting services projects are initiated and progress through their lifecycle. As a result, the percentage of revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods. See Note Two to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K.
Competition
      We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, software vendors, online agencies and firms that provide both consulting and systems integration services, including certain of our vendors. In our opinion, few competitors offer the full range and depth of CRM services that we can provide. We believe that our principal competitors are the “Big 5” consultancies: Accenture, Cap Gemini, Deloitte Consulting, Bearing Point Consulting and IBM IGS.
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
Employees
      As of December 31, 2005, we employed 373 people. Of the 373 employees, 358 were located in North America, with the balance in Europe. As our business consists primarily of the provision of professional services, it is inherently people intensive. We believe we have a satisfactory relationship with our employees. Our employees are not represented by a union. Our Vice Presidents and many European employees have employment agreements generally requiring a three month notice period of termination by us. In addition, the laws and regulations of the foreign countries in which we operate may increase the cost of involuntarily terminating employees in those countries, should we have the need to do so. We maintain various programs and strategies to retain and recruit employees.
Available Information and Other
      Our principal internet address is www.eloyalty.com. Our Annual, Quarterly and Current Reports on Forms 10-K, 10-Q and 8-K, and any amendments thereto, as well as the Forms 3, 4 and 5 beneficial ownership reports filed with respect to our stock, are made available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. However, the information found on our website is not part of this or any other report filed by us with the SEC.

Item 1A.	Risk Factors.
      There is a range of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Form 10-K, we believe the more significant of such risks and uncertainties include the following:

We depend on a limited number of clients for a significant portion of our revenue, and the loss of a significant customer or a substantial decline in the number or scope of projects we do for a significant customer would have a material adverse effect on our business.
      While our overall levels of client concentration have declined in recent periods, we derive and expect to continue to derive for the foreseeable future a significant portion of our revenue from a limited number of clients. See “Overview of the Results of Operations and Financial Condition” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, Part I of this Form 10-K. The volume of services that we provide for a specific client is likely to vary from year to year, and a major client in one year might not use our services in a subsequent year. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own business, our revenue could decline substantially, which could seriously harm our business.

We depend on good relations with our major clients and any harm to these good relations may materially and adversely harm our business or our ability to compete effectively.
      To attract and retain clients, we depend to a large extent on our relationships with our customers and our reputation for high quality Consulting services and Managed services. We design, create, implement, host, maintain and support applications and solutions that are often critical to our clients’ businesses. While we believe that we generally enjoy good relations with our clients, if a client is not satisfied with our services, products or solutions, including those of subcontractors we employ, it may be damaging to our reputation and business. Any defects or errors in our services or solutions or failure to meet our clients’ expectations could result in:

•	Delayed or lost revenue due to adverse client reaction;

•	Requirements to provide additional services to a client at a reduced or no charge;

•	Negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

•	Claims for damages against us, regardless of our responsibility for such failure.
      If we fail to meet our contractual obligations with our clients, we could be subject to legal liabilities or loss of clients. Although our contracts typically include provisions to limit our exposure to legal claims for the services and solutions we provide and the applications and systems we develop or integrate, these provisions may not protect us in all cases.

If we do not effectively manage the risks associated with increasingly complex client projects and new services offerings, our profit margins and our financial results may suffer.
      We may fail to accurately estimate the time and resources necessary for the performance of our services. It can be difficult to judge the time and resources necessary to complete Consulting projects, to deploy, support and operate hosted solutions, or to support and maintain complex contact center architectures. A number of different risks must be accounted for, including, without limitation, the variability and predictability of the number, size, scope, cost and duration of, and revenue from, client engagements, unanticipated cancellations or deferrals of client contracts or follow-on phases of engagements in process, collection of revenue, variable employee utilization rates, project personnel costs and engagement requirements. Accurate estimates as to the costs and timing of completion of engagements is particularly important for the limited number that are performed on a fixed-price or not-to-exceed basis. Our failure to accurately estimate these risks could reduce the profitability of, or result in a loss on, our engagements and could damage our client relationships and our reputation.

Our ability to retain our existing professionals, and our ability to recruit additional talented professionals, are critical to the success of our business.
      We believe that our success will depend substantially on our ability to attract, train, motivate and retain highly skilled management, strategic, technical, product development and other key professional employees. The information technology services industry continues to be people-intensive and faces a shortage of qualified personnel, especially those with specialized skills or experience. We compete with other companies to recruit and hire from this limited pool. If we cannot hire and retain qualified personnel, or if a significant number of our current employees leave, we may be unable to complete or retain existing engagements or bid for new engagements of similar scope and revenue.
      If one or more of our key personnel were unable or unwilling to continue in their present positions, they could be difficult to replace and our business could be seriously harmed. This would result not only in the loss of key employees, but also potentially in the loss of client relationships or new business opportunities. In addition, there is no guarantee that the employee and customer non-solicitation and non-competition agreements we have entered into with our senior professionals would deter them from departing us for our competitors or that such agreements would be upheld and enforced by a court or other arbiter across all jurisdictions where we engage in business.

We rely heavily on our senior management team for the success of our business.
      We rely heavily on our senior management team to manage our practices. Given the highly specialized nature of our services, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage the organization. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale and results of operations.

Our industry is very competitive and, if we fail to compete successfully, our market share and business will be adversely affected.
      We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, general information technology services providers, web consulting firms, application service providers, and other firms that provide both consulting and systems integration services and solutions. New market entrants also pose a threat to our business.
      Many of our competitors have longer operating histories, more clients, and longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may have enhanced abilities to compete for specific clients and market share generally, including through substantial economic incentives to clients to secure contracts. Existing or future competitors may develop or offer solutions that are comparable or superior to ours at a lower price. In addition, our competitors may be in a better position to respond quickly to new or emerging technologies and changes in client requirements or expectations. They may also develop and promote their products and services more effectively than we do and be better able to compete for skilled professionals by offering substantial compensation incentives.

We must keep pace with the rapid rate of technological innovation and change, as well as evolving industry standards, in order to build our business.
      Our industry is characterized by rapid and continually changing technologies, the introduction of many new products and services and evolving industry standards and client preferences. Our solutions must meet the requirements of and achieve significant acceptance among our current and prospective clients within this environment. Our future business will depend on our continuing ability to adapt to and incorporate changing technologies and emerging industry standards and to remain knowledgeable with respect to emerging CRM technology, customer loyalty research and applied CRM solutions.
      In addition, our future business depends upon continued growth in the acceptance and use of CRM methodologies and technologies by our current and prospective clients and their customers and suppliers. Their acceptance and usage in turn may depend upon factors such as: the actual or perceived benefits of adoption and implementation of CRM methodologies and technologies, including the predictability of a meaningful return on investment, cost efficiencies or other measurable economic benefits; their actual or perceived ease of use and access to such new technologies and methodologies; and their willingness to adopt new business methods incorporating a customer-centric approach.
      We cannot assure you that we will be successful in anticipating or responding to these developments and challenges on a timely or competitive basis or at all, or that our ideas and solutions will be successful in the marketplace. In addition, new or disruptive technologies and methodologies by our competitors may make our service or solution offerings uncompetitive. Any of these circumstances could adversely affect our ability to obtain and successfully complete substantial new client engagements that are important to maintain and grow our business. The recent growth of and intensifying competition within the CRM market may increase these challenges.

We depend on our ability to rapidly learn, use and integrate software and other technology developed by third parties to successfully compete in the CRM market, and our ability to maintain and grow our business may be affected by our ability to maintain strong relationships with CRM software providers and other alliance partners.
      To provide certain of our solutions and services, we rely on third party software, telephony and other infrastructure and related services. If we are unable to integrate these components in a fully functional manner, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new solutions. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to changes in these third party products and services.
      We have invested time and resources in seeking to maintain strong relationships with applicable software and technology providers and we plan to make additional investments in the future. The benefits we anticipate from these relationships play an important role in our future growth strategies. We rely on these relationships with third party vendors and alliance partners to allow us to rapidly learn about their existing and next generation technologies, to develop appropriate methods to integrate their products and services into our solutions and to obtain joint sponsorship of solution offerings. If we are unable to initiate and successfully maintain these relationships, we may fail to obtain the future benefits we hope to derive from them and significantly reduce our ability to successfully create and deploy new solution offerings incorporating their technologies. In addition, we may be adversely affected by the failure of one or more of our vendors or alliance partners, which could lead to reduced marketing exposure, fewer sales leads or joint marketing opportunities and a diminished ability to gain access to or develop leading-edge solutions. As our most important alliance relationships are non-exclusive, our alliance partners are also free to establish similar or preferred relationships with our competitors. These circumstances could adversely impact the success of our growth strategies that, in turn, could adversely affect our results of operations.

It may be difficult for us to sufficiently access the debt or equity markets to meet our financial needs.
      We may need to raise additional funds in the future, through public or private debt or equity financings, which may not be available on terms favorable to us or at all. While we believe that existing cash resources will be sufficient to satisfy our operating cash needs for the next 12 months, any substantial decline in our revenue would likely cause us to use cash more rapidly than anticipated and could require us to raise additional funds. Future decreases in our operating results, cash flow or stockholders’ equity may impair our future ability to raise these funds as and when needed. As a result, we may not be able to maintain adequate liquidity to support our operations, take advantage of new service or solution offerings or business expansion opportunities or respond to competitive pressures.

We have a limited ability to protect our intellectual property rights, which are important to our success and competitive position.
      Our ability to protect our software, methodologies and other intellectual property is important to our success and our competitive position. We regard our intellectual property rights as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. Despite our efforts to protect our intellectual property rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our rights. The steps we take may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property rights. In addition, we may not detect unauthorized use of, or take timely and effective actions to enforce and protect, our intellectual property rights. Existing laws of some countries in which we provide services or solutions afford more limited protection of intellectual property rights than laws in the United States.

      We may be required to obtain licenses from others to refine, develop, market and deliver current and new services and solutions. There can be no assurance that we will be able to obtain any of these licenses on commercially reasonable terms or at all, or that rights granted by these licenses ultimately will be valid and enforceable.

Others could claim that our services, software or solutions infringe their intellectual property rights or violate contractual protections.
      Although we believe that our services, software and solutions do not infringe the intellectual property rights of others, we cannot be sure of that. We or our clients may be subject to claims that our services, products or solutions, or the products of others that we offer to our clients, infringe the intellectual property rights of others. Any infringement claims may result in substantial costs, divert management attention and other resources, harm our reputation and prevent us from offering some services, software or solutions. A successful infringement claim against us could materially and adversely affect our business.
      In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from claimed infringement by our services, software or solutions, excluding third party components, of the intellectual property rights of others. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. In addition, our business includes the development of customized software modules in connection with specific client engagements, particularly in our systems integration business. We often assign to clients the copyright and, at times, other intellectual property rights in and to some aspects of the software and documentation developed for these clients in these engagements. Although our contracts with our clients generally provide that we also retain rights to our intellectual property, it is possible that clients may assert rights to, and seek to limit our ability to resell or reuse, this intellectual property.

Increasing government regulation could cause us to lose clients or impair our business.
      We are subject not only to regulations applicable to businesses generally, but we and the solutions we offer to our clients also may be subject to United States and foreign laws and regulations directly applicable to electronic commerce, the Internet and data privacy. Laws and regulations in the Unites States and abroad, as well as legislative initiatives that may be considered in the future, may increase regulation of the Internet and impose additional restrictions relating to the privacy of personal data. We may be affected indirectly by any such legislation to the extent that it decreases acceptance or growth of the Internet or otherwise impacts our existing and prospective clients. Any such laws and regulations therefore could affect our existing business relationships or prevent us from getting new clients.

Risks associated with international operations may adversely affect our business.
      Our international operations create special risks, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, restrictions on the movement of cash and certain technologies across national borders, tax issues resulting from multiple tax laws, compliance with a variety of other foreign national and local laws and regulations, political instability and management of a geographically dispersed organization. If not adequately addressed, these risks may adversely affect our business. During 2005, 7% of our revenue was derived from our international operations. A majority of our international revenue and costs have been denominated in foreign currencies, however we believe that a decreasing portion will be so denominated in the future. To date, we have not engaged in any foreign exchange hedging transactions, and we are therefore subject to foreign currency risk.

If growth in the use of CRM technologies declines, demand for our services may decrease.
      CRM application and infrastructure technologies are central to many of our solutions. Our business depends upon continued growth in the use of these technologies by our clients, prospective clients and their customers and suppliers. If the number of users of this technology does not increase and commerce using this technology does not become more accepted and widespread, demand for our services may decrease. Factors that may affect the usage of this technology include:

•	Actual or perceived lack of security of information;

•	Lack of access and ease of use;

•	Congestion of Internet traffic or other usage delays;

•	Inconsistent quality of service;

•	Uncertainty regarding intellectual property ownership;

•	Reluctance to adopt new business methods; and

•	Costs associated with the obsolescence of existing infrastructure.

Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.
      It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenue and operating results may vary significantly due to a number of factors, many of which are not in our control. These factors include:

•	Unanticipated cancellations or deferrals of, or reductions in the scope of, major engagements;

•	Our ability to deliver complex projects and the number, size and scope of our projects;

•	Our client retention and acquisition rate and the length of the sales cycle associated with our solutions;

•	The efficiency with which we utilize our employees, plan and manage our existing and new engagements and manage future growth;

•	Changes in pricing policies by us or our competitors;

•	Number of billing days; and

•	Availability of qualified employees.

We must maintain our reputation and expand our name recognition to remain competitive.
      We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base. If our reputation is damaged or if potential clients do not know what solutions we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services, software and solutions, which cannot be assured. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation could be materially and adversely affected.
      Our clients use our solutions for critical applications. Any errors, defects or other performance problems, including those in our proprietary software or products supplied by third party vendors, could result in financial or other damages. In addition to any liability we might have, performance problems could also adversely affect our brand name and reputation.

Compliance with internal control reporting requirements could increase our costs.
      The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board, required changes in the corporate governance and securities disclosure and compliance practices of public companies over the last few years. In the event that we need to comply with the internal control reporting requirements of the Sarbanes-Oxley Act in 2006, it would significantly increase our internal and external compliance costs.

Item 1B.	Unresolved Staff Comments.
      As of December 31, 2005, we have no unresolved comments from the SEC.

Item 2.	Properties.
      Our principal physical properties employed in our business consist of our leased office facilities in Lake Forest, Illinois; Eden Prairie, Minnesota; and Austin, Texas. Our total employable leased square footage is approximately 42,000. This excludes properties where we remain as the lessee but where the property has been closed as part of cost-reduction efforts and the anticipated costs therefore have been reserved for as part of severance and related costs. See Note Four to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K. We do not own any real estate. We believe that our leased facilities are appropriate for our current and anticipated business requirements.

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
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year 2005.

Item 4A.	Executive Officers of the Company.
      The following table includes the name, age (as of March 22, 2006), current position and term of office of each of our executive officers.

			Executive
			Officer
Name	Age	Current Position	Since

Kelly D. Conway*	49	President and Chief Executive Officer	1999
Karen Bolton	41	Vice President, Client Services	2003
Christopher J. Danson	38	Vice President, Delivery	2004
Jay A. Istvan	46	Vice President, General Manager, Converged IP Solutions	2001
Steven C. Pollema	46	Vice President, Operations and Chief Financial Officer	2001

*	Member of the Board of Directors

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
      Karen Bolton has been Vice President, Client Services of eLoyalty since December 2004. Ms. Bolton joined TSC in 1998 as a Vice President of its Australian subsidiary, which became a subsidiary of eLoyalty prior to its spin off from TSC. She relocated to the United States in 2002, becoming a Vice President of eLoyalty, and was elected Vice President, Global Accounts in 2003.
      Christopher J. Danson has been Vice President, Delivery of eLoyalty since December 2004. From February 1993 until joining eLoyalty as Senior Vice President, Research & Development in February 2000, Mr. Danson held various positions with TSC in its ECM/ Call Center practice, including Senior Vice President from September 1998 until February 2000, Vice President from June 1996 until September 1998 and Senior Principal for TSC Europe from June 1995 until June 1996. From 2002 until 2004, Mr. Danson served as a Vice President and Delivery Team Leader for eLoyalty’s Technology Delivery Team.
      Jay A. Istvan has been the Vice President, General Manager, Converged IP Solutions since 2005 after joining eLoyalty as its Vice President, Strategy and Marketing in February 2001. Mr. Istvan was affiliated with The Boston Consulting Group, Inc., a global strategic consulting firm, for more than fourteen years prior to joining eLoyalty, most recently as Midwest Regional Leader of its Healthcare practice from 1997.
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

	High	Low

Fiscal Year 2005
Fourth Quarter	$11.54	$6.25
Third Quarter	7.60	5.29
Second Quarter	6.93	4.11
First Quarter	8.37	5.98
Fiscal Year 2004
Fourth Quarter	$6.07	$4.74
Third Quarter	7.70	4.41
Second Quarter	7.90	5.25
First Quarter	6.56	3.42
      There were approximately 312 owners of record of our common stock as of March 15, 2006.
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
Unregistered Sales of Equity Securities and Use of Proceeds
      The following table provides information relating to the Company’s purchase of shares of its common stock in the fourth quarter of 2005. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax-withholding obligations.

	Total Number of	Average
	Shares	Price Paid
Period	Purchased	per Share

October 2, 2005 — November 1, 2005
Common stock	132	$6.36
November 2, 2005 — December 1, 2005
Common stock	25,984	$8.99
December 2, 2005 — December 31, 2005
Common stock	—	$—

Total	26,116	$8.98

      See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12, Part III of this Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Dividends
      Historically, we have not paid cash dividends on our common stock, and do not expect to do so in the future. However, cash dividends of approximately $1.5 million, in the aggregate, were paid in January and July of 2005 on the Company’s Series B stock, which accrues dividends at the rate of 7% per year, payable semi-annually. A dividend payment of approximately $0.7 million was paid in January 2006 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although such conversions would require us to pay accrued but unpaid dividends at time of conversion. Conversions of Series B stock became permissible at the option of the holder after June 19, 2002.

Item 6.	Selected Financial Data.
      The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of eLoyalty and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the fiscal years 2005, 2004, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2005, January 1, 2005, December 27, 2003, December 28, 2002 and December 29, 2001, below, are derived from our audited financial statements. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Fiscal Year

	2005	2004	2003	2002	2001

Revenue
Services and other	$69,298	$69,420	$60,381	$84,504	$145,973
Product	9,710	3,153	2,198	2,194	756

Total revenue	79,008	72,573	62,579	86,698	146,729
Operating expenses:
Cost of services and other(1)	53,219	50,798	46,889	56,261	113,282
Cost of product	7,331	2,434	1,778	1,550	—

Total cost of revenue, exclusive of depreciation and amortization shown below:	60,550	53,232	48,667	57,811	113,282
Selling, general and administrative(1)	20,385	19,482	23,718	28,888	58,832
Severance and related costs(1)	411	947	2,405	9,075	33,444
Research and development(1)	—	—	9	222	5,091
Depreciation	5,151	5,247	5,299	5,483	5,683
Amortization of intangibles	532	350	63	—	—
Goodwill amortization(2)	—	—	—	—	4,808
Goodwill impairment(3)	—	—	557	—	—

Total operating expenses	87,029	79,258	80,718	101,479	221,140

Operating loss	(8,021)	(6,685)	(18,139)	(14,781)	(74,411)
Interest income (expense) and other, net	374	231	256	758	1,654

Loss before income taxes	(7,647)	(6,454)	(17,883)	(14,023)	(72,757)
Income tax (benefit) provision	(17)	(587)	388	21,381 (4)	(9,096	) (4)

Net loss	(7,630)	(5,867)	(18,271)	(35,404)	(63,661)
Dividends and accretion related to Series B preferred stock	(1,471)	(1,499)	(1,508)	(5,371)	(3,576)

Net loss available to common stockholders	$(9,101)	$(7,366)	$(19,779)	$(40,775)	$(67,237)

Basic net loss per common share	$(1.43)	$(1.22)	$(3.48)	$(7.86)	$(13.42)

Diluted net loss per common share	$(1.43)	$(1.22)	$(3.48)	$(7.86)	$(13.42)

(In millions)
Basic weighted average shares outstanding	6.36	6.03	5.69	5.19	5.01

Diluted weighted average shares outstanding	10.90	10.44	9.86	9.17	5.16

(1)	Noncash compensation included in individual line items above:

	For the Fiscal Year

	2005	2004	2003	2002	2001

Cost of services and other	$1,154	$1,063	$834	$872	$841
Selling, general and administrative	1,462	1,697	2,101	2,917	2,294
Severance and related costs	(25)	176	—	—	—
Research and development	—	—	—	—	54

Total noncash compensation	$2,591	$2,936	$2,935	$3,789	$3,189

(2)	Effective January 2002, eLoyalty adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which required that goodwill no longer be amortized.

(3)	The Company tests goodwill for impairment annually. For the year ended December 27, 2003, the analysis indicated that goodwill associated with our International reporting unit was fully impaired and an adjustment of $0.6 million was recorded in the Consolidated Statement of Operations.

(4)	Includes an income tax expense of $26.7 million and $14.1 million to establish valuation allowances for deferred tax assets in fiscal years 2002 and 2001, respectively.
Consolidated Balance Sheet Data
(In thousands)

	As of

	December 31,	January 1,	December 27,	December 28,	December 29,
	2005	2005	2003	2002	2001

Total cash(1)	$18,375	$20,793	$28,002	$58,458	$52,101
Short-term investments(2)	$4,000	$6,975	$9,850	$—	$—
Working capital(3)	$25,341	$28,565	$33,869	$47,859	$59,795
Total assets	$45,228	$55,367	$59,805	$88,827	$128,218
Short-term debt	$—	$—	$—	$8,600	$8,600
Long-term obligations	$1,145	$1,438	$1,144	$2,358	$3,390
Redeemable preferred stock	$20,910	$21,169	$21,197	$22,153	$19,499
Stockholders’ equity	$11,475	$18,963	$24,018	$40,303	$77,347

(1)	Total cash consists of cash and cash equivalents of $17,851, $20,095, $27,103, $48,879 and $42,653 and restricted cash of $524, $698, $899, $9,579 and $9,448 as of December 31, 2005, January 1, 2005, December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

(2)	Revision of auction rate securities that had previously been presented in Total cash.

(3)	Represents current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      For information about forward-looking statements, see discussion under “Business” included elsewhere in Item 1, Part I of this Form 10-K.
Background
      For background information, see discussion under “Overview” included elsewhere in Item 1, Part I of this Form 10-K.

Overview of the Results of Operations and Financial Position
      The following is an overview of our operating results and financial position for our 2005, 2004 and 2003 fiscal years, which includes a discussion of significant events, revenue, operating expenses, gross profit margins and cash flow for those periods. The fiscal year ends for 2005, 2004 and 2003 were December 31, 2005, January 1, 2005 and December 27, 2003, respectively. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

Revenue

	For the Fiscal Years Ended

	2005		2004		2003

		Percentage of		Percentage of		Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Revenue:
Consulting services	$46,013	58%	$50,185	69%	$48,338	77%
Managed services	19,543	25%	14,905	21%	8,241	13%

Services revenue	65,556	83%	65,090	90%	56,579	90%
Product	9,710	12%	3,153	4%	2,198	4%
Reimbursed expenses	3,742	5%	4,330	6%	3,802	6%

Total revenue	$79,008	100%	$72,573	100%	$62,579	100%

      Revenue levels are driven by the ability of our professional business development teams, account partners, service line managers and senior delivery personnel to secure new client engagements and to deliver services and solutions that add value to our clients. In fiscal year 2005, we added a total of thirty-one new customers. While not all of these relationships are or become economically significant or are ultimately sustainable over the long term, they do provide the opportunity to build the type of lasting relationships that we achieve with many of our clients — 90% of our fiscal year 2005 revenue came from clients who were also clients in fiscal year 2004.
      We continue to experience lower levels of customer concentration than in previous years. Customer concentration for our top customer was 13% of revenue in fiscal year 2005, 14% of revenue in fiscal year 2004 and 24% of revenue in fiscal year 2003. Our top 5 and 10 customers accounted for 37% and 56% of revenue, respectively, in fiscal year 2005. This compares to 52% and 66% of revenue for those same categories in fiscal year 2004. Our top customer accounted for 13%, 16% and 20% of our revenue in the fourth quarter of 2005, third quarter of 2005 and fourth quarter of 2004, respectively. Even with these improvements, as a result of these concentration levels, changes in spending by our top customers may result in fluctuations in revenue and profitability.
      In fiscal years 2005, 2004 and 2003, Consulting services, in the aggregate, accounted for 58%, 69% and 77%, respectively, of our total revenue. In fiscal year 2005, Consulting services revenue of $46.0 million declined 8% compared to fiscal year 2004. The primary reason for this decrease is a reduction in Consulting services spending by our five largest clients of 2005 as compared to the five largest clients of 2004, partially offset by increased spending at various new and existing clients. In fiscal year 2004, we saw only slight growth in our Consulting services revenue, as clients remained cautious regarding their use of outside resources. In fiscal year 2004, Consulting services revenue grew to $50.2 million, or about 4%, over fiscal year 2003. In the fourth quarter of 2005, Consulting services revenue decreased 11% compared to the third quarter of 2005 and decreased 17% compared to the fourth quarter of 2004. The decrease in Consulting services revenue in the fourth quarter of 2005 compared to the third quarter of 2005 is primarily due to lower spending by our five largest clients combined with the effect of reduced billing days due to holidays and vacations during the fourth quarter. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.

      We continue to derive an increased percentage of our revenue from our Managed services offerings. Managed services contracts typically have longer terms than Consulting services contracts and provide a more stable and predictable revenue stream with lower overall selling costs. In addition, because of continued rate and margin pressure in our Consulting services business, Managed services revenue tends to yield higher gross profit margins (revenue excluding reimbursed expenses less cost of revenue excluding reimbursed expenses, depreciation and amortization). In fiscal years 2005, 2004 and 2003, Managed services, in the aggregate, accounted for 25%, 21% and 13%, respectively, of our total revenue. Of the increase in Managed services revenue from 2004 to 2005, $3.2 million reflects the full year impact of the Interelate Acquisition; $1.5 million was driven by growth in Contact Center Managed services through our CIPCC service line and $0.6 million was from growth in Behavioral Analytics Managed services. The growth in these areas was partially offset by a $0.7 million decrease in revenue from legacy remote application maintenance and support Managed services.
      In fiscal years 2005, 2004 and 2003, Product revenue, in the aggregate, accounted for 12%, 4% and 4%, respectively, of our total revenue. Product revenue accounted for 10% of our total revenue in the fourth quarter of 2005, 19% in the third quarter of 2005 and 4% in the fourth quarter of 2004, respectively. While this revenue is primarily driven by the growth in our Converged Internet Protocol Contact Center (“CIPCC”) service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

Managed Services Backlog
      As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of remaining “backlog” associated with these agreements. We began monitoring the backlog at the end of the first quarter of 2005 at which time the backlog was $11.3 million. The Managed services backlog was $26.7 million as of December 31, 2005. eLoyalty uses the term “backlog” with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on and over the life of the contracted term and, when applicable, anticipated levels of usage and performance. Actual usage and performance however might vary from anticipated levels. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause but, in substantially all cases, early termination requires that the customer make a substantial early termination payment. Managed services contracts range from six months to five years in duration.

Operating Expenses
      The primary categories of operating expenses include cost of revenue, selling, and general and administrative expenses. Cost of revenue is primarily driven by the costs associated with our delivery personnel, third-party pass-through services related to our Managed services business and cost of third-party Product. Cost of revenue as a percentage of revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and our relative mix of business between Consulting services, Managed services and Product. The cost of our Product is impacted by our ability to qualify for rebates from our largest Product vendor. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. Due to the nature of qualification for these rebates, we recognize these rebates in our financial statements in the period when any contingency associated with the contractual payment is resolved. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Selling expense is driven primarily by business development activities, the ongoing marketing of our service lines, other targeted marketing programs, and CRM thought leadership publications. General and administrative costs primarily include costs for our global support functions, technology infrastructure and applications and office space.
      In fiscal years 2005, 2004 and 2003, we recognized severance and related charges in the amounts of $0.4 million, $0.9 million, and $2.4 million, respectively, primarily for employee severance payments, facility reductions and related activities. Although we believe that eLoyalty has sized its operation to the level appropriate for its anticipated revenue and business requirements, technology shifts affecting our mix of revenue, as well as unexpected declines in demand for our offerings, may result in future charges related to additional personnel reductions. See Note Four to our Consolidated Financial Statements included in Item 8, Part II of this Form 10-K.

Gross Profit Margins, Exclusive of Depreciation and Amortization
      Services and other gross profit margins for fiscal years 2005, 2004 and 2003 were 23%, 27% and 22%, respectively. Services and other gross profit margin is defined as Services and other revenue less Cost of services and other, divided by Services and other revenue. Amortization and depreciation costs are not included in our Cost of services and other. Billable utilization and billing rates are two metrics that directly impact Services and other gross profit margin. Billable utilization in fiscal year 2005 decreased to 72% from 74% in fiscal year 2004. Our billing rate for fiscal year 2005 decreased to $154 compared to $161 for fiscal year 2004. The decrease in Services and other gross profit margin in fiscal year 2005 compared to fiscal year 2004 resulted primarily from a reduction in our billable utilization and billing rate. To combat margin compression, as we replaced attrition and grew headcount to support our revenue growth in fiscal years 2005 and 2004, we continued to improve the leverage model within our delivery teams by hiring personnel primarily at the lower levels of our career path. See “Consolidated Statements of Operations” included in Item 8, Part II of this Form 10-K.
      Product gross profit margins for fiscal years 2005, 2004 and 2003 were 25%, 23% and 19%, respectively. Product gross profit margin is defined as Product revenue less Cost of product (which is net of rebates), divided by Product revenue. The cost of our Product is impacted by our ability to qualify for rebates from our largest Product vendor. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. Due to the nature of qualification for these rebates, we recognize these rebates in our financial statements in the period when any contingency associated with the contractual payment is resolved. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. See “Consolidated Statements of Operations” included in Item 8, Part II of this Form 10-K.

Cash Flow
      In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash of $52.1 million. Since the end of fiscal year 2001, total cash has decreased $33.7 million, which includes the effect of our $4.0 million investment in short-term securities, which is discussed in Note Two to our Consolidated Financial Statements included in Item 8, Part II of this Form 10-K.
      As of December 31, 2005, total cash was $18.4 million, or a $2.4 million reduction in fiscal year 2005 compared to fiscal year 2004. This reduction was driven by the use of cash in operating activities, primarily payment of accrued 2004 non-VP bonuses, annual corporate insurance payments and payments with respect to severance and related costs, as well as the payment of Series B dividends and impact of capital expenditures. Proceeds received from the sale of short-term investments in 2005 partially offset the cash usage discussed above. Days sales outstanding (“DSO”) improved by 2 days to 52 days in the fourth quarter of 2005 from 54 days in the third quarter of 2005 and increased by 2 days from 50 days in the fourth quarter of 2004.

Business Outlook
      In fiscal year 2006, we anticipate our Services revenue to reflect slight growth in our Consulting services revenue and continued strong growth in our Managed services revenue. This anticipated growth will be driven primarily by our Behavioral Analytics and CIPCC service lines. Other sources of revenue, such as remote application maintenance and support and Marketing Managed Services, are likely to decline in 2006 as we continue to shift our focus and resources toward growth areas. We expect to significantly increase our Managed services “backlog” as a result of this growth in these service lines.
      Product revenue is anticipated to continue to increase as it is driven by growth within the CIPCC service line. However, there are significant variances in size among individual engagements within this service line and

eLoyalty is not always selected as the product supplier for the engagement. As a result, it is difficult to anticipate a particular level of Product revenue.
      We continue to be encouraged by the addition of new customers in fiscal year 2005 and expect to add more new clients in fiscal year 2006, although the initial strength of, and rate of increase in, the spending of new customers is difficult to predict. In addition, we believe that our improved operational discipline, in conjunction with expected revenue improvement, a higher proportion of Managed services revenue, and expected consistent levels of utilization, will continue to move the Company closer to profitability in fiscal year 2006. Our ability to successfully respond to these uncertainties and to improve operating profit will depend, in part, on our ability to continue to offer and deliver innovative solutions via our service lines and to continue to execute our cost management strategy to maintain our lower cost structure. There can be no assurance, however, that we will be able to successfully execute these strategies.
      In fiscal year 2006, the Company will continue to have cash obligations related to capital expenditure requirements and severance and related charges, as well as an expectation of Series B stock cash dividends. Notwithstanding the uncertainties stated above, we believe that the Company’s total cash balances at December 31, 2005, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.
Critical Accounting Policies and Estimates
      Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, our ability to collect accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, the ability to realize our net deferred tax assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect more significant judgments and estimates used in the preparation of our consolidated financial statements.
      eLoyalty derives a substantial majority of its revenue from professional services. Most of this revenue is from Consulting services that involve operational consulting and integrating or building of a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. eLoyalty recognizes revenue for Consulting services engagements, with the exception of Behavioral Analytics assessment engagements, as the service is performed. eLoyalty recognizes revenue for Behavioral Analytics assessment engagements ratably over the period of time the client is utilizing the system. Revenue from fixed price Managed services contracts is recognized ratably over the contract period. As an example, many of our Contact Center Managed Services support and maintenance agreements are priced at a fixed amount for a specific period. For all other Managed services, we recognize revenue as the work is performed for the client as the amount billed is based upon the customer usage each month. For example, revenue related to email fulfillment services provided to a Marketing Managed Services client would be recognized as the work is performed, i.e. based on the number of emails distributed.
      Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are only recognized when any contingency associated with the contractual payment is resolved.
      Revenue associated with the installation or set-up of long-term Managed service contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our consolidated balance sheet totaled $1.2 million at December 31, 2005 and $0.2 million at January 1, 2005.
      Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
      We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2005. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.
Year Ended December 31, 2005 Compared with the Year Ended January 1, 2005

Revenue
      Our revenue increased $6.4 million, or 9%, to $79.0 million in fiscal year 2005 from $72.6 million in fiscal year 2004. Revenue from Consulting services decreased $4.2 million, or 8%, to $46.0 million in fiscal year 2005 from $50.2 million in fiscal year 2004. Consulting services revenue represented 58% and 69% of total revenue for fiscal years 2005 and 2004, respectively. The decrease in Consulting services revenue is primarily due to lower spending by our top five clients, partially offset by increased spending at various new and existing clients. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects. Revenue from Managed services increased $4.6 million, or 31%, to $19.5 million in fiscal year 2005 from $14.9 million in fiscal year 2004. Managed services revenue represented 25% and 21% of total revenue for fiscal years 2005 and 2004, respectively. Of the increase in Managed services revenue from 2004 to 2005, $3.2 million reflects the full year impact of the Interelate Acquisition; $1.5 million was driven by growth in Contact Center Managed services through our CIPCC service line; and $0.6 million was from growth in Behavioral Analytics Managed services. The growth in these areas was partially offset by a $0.7 million decrease in revenue from legacy remote application maintenance and support Managed services. Revenue from the sale of Product increased $6.5 million, to $9.7 million in fiscal year 2005 from $3.2 million in fiscal year 2004. Revenue from the sale of Product represented 12% and 4% of total revenue for fiscal years 2005 and 2004, respectively. While this revenue is primarily driven by the growth in our CIPCC service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.

      Revenue from North American operations increased $7.8 million, or 12%, to $73.7 million in fiscal year 2005 from $65.9 million in fiscal year 2004. International operations revenue (which primarily represents revenue from Europe and Australia) decreased $1.4 million, or 21%, to $5.3 million in fiscal year 2005 from $6.7 million in fiscal year 2004. As a percentage of consolidated revenue, revenue from International operations represented 7% and 9% of total revenue for fiscal years 2005 and 2004, respectively. The decrease in International operations revenue is driven by reduced demand for our services at our largest international client.
      Utilization of billable consulting personnel was 72% and 74% for fiscal years 2005 and 2004, respectively. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $154 and $161 for fiscal years 2005 and 2004, respectively.
      Our revenue concentration has decreased as our top 5 customers accounted for 37% and 52% of our revenue in fiscal years 2005 and 2004, respectively. The top 10 customers accounted for 56% and 66% of our revenue in fiscal years 2005 and 2004, respectively. In addition, the top 20 customers accounted for 72% of our revenue in fiscal year 2005 and 80% of our revenue in fiscal year 2004. One customer accounted for 10% or more of our revenue in fiscal year 2005. United HealthCare Services, Inc. accounted for 13% of our revenue in fiscal years 2005 and 2004, respectively, and 24% of our revenue in fiscal year 2003. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

Cost of Revenue, Exclusive of Depreciation and Amortization
      Our most significant operating cost is cost of revenue associated with projects, which are primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of revenue also includes third-party product and support costs, employee costs for travel expenses, training, laptop computer leases and other expenses of a billable and non-billable nature. Cost of revenue excludes depreciation and amortization.
      Cost of revenue increased $7.4 million, or 14%, to $60.6 million in fiscal year 2005 from $53.2 million in fiscal year 2004. The increase is primarily due to additional product costs, net of vendor rebates, of $4.9 million, and increased personnel costs primarily associated with our investment in the Behavioral Analytics offering and the full year impact of the Interelate Acquisition, of $2.5 million. Cost of revenue as a percentage of revenue increased to 77% in fiscal year 2005 compared to 73% in fiscal year 2004. This percentage increase was primarily due to the impact of lower billing rates and lower billable utilization in fiscal year 2005 when compared to fiscal year 2004 experience.

Selling, General and Administrative
      Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.
      Selling, general and administrative expenses increased $0.9 million, or 5%, to $20.4 million in fiscal year 2005 from $19.5 million in fiscal year 2004. This increase was primarily the result of increased personnel costs associated with supporting our service line offering. In addition, fiscal year 2004 included the impact of a $0.5 million favorable adjustment resulting from the final determination of a previous estimate related to the collection of a receivable.

Severance and Related Costs
      In fiscal years 2005 and 2004, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. As a result of these activities, we recognized a charge of $0.4 million in fiscal year 2005 and $0.9 million in fiscal year 2004 reducing our headcount by nine employees and fourteen employees in fiscal years 2005 and 2004, respectively. We expect substantially all severance and related costs associated with cost reduction activities in fiscal year 2005 to be paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007.
      Severance and related costs decreased $0.5 million, or 56%, to $0.4 million in fiscal year 2005 compared to $0.9 million in fiscal year 2004. In fiscal year 2005, severance and related costs of $0.4 million reflects $0.6 million of employee severance and related costs for the elimination of nine positions in both our North American and International segments, offset by favorable adjustments of $0.2 million primarily related to previously estimated facility and severance cost accruals. In fiscal year 2004, severance and related costs of $0.9 million included $1.3 million of severance and related costs associated with the elimination of fourteen positions in both our North American and International segments, offset by a favorable adjustment of $0.4 million primarily related to a favorable settlement of employment litigation in the International segment. Annual savings related to the cost reduction actions in fiscal year 2005 are expected to be $1.6 million and will be realized in fiscal year 2006. Annual savings related to the cost reduction actions in fiscal year 2004 were $2.4 million and were realized in fiscal year 2005.

Depreciation
      Depreciation expense remained constant at $5.2 million in fiscal years 2005 and 2004, respectively, as the incremental depreciation associated with the assets from the Interelate Acquisition was offset by reduced depreciation from assets that became fully depreciated in fiscal years 2005 and 2004.

Amortization of Intangibles
      Amortization of intangibles increased $0.1 million, or 25%, to $0.5 million in fiscal year 2005 compared to $0.4 million in fiscal year 2004. This increase is primarily due to the amortization of the intangibles related to the Interelate Acquisition.

Goodwill Impairment
      Goodwill impairment remained at $0 in fiscal years 2005 and 2004, respectively. Goodwill was reviewed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. For fiscal years 2005 and 2004, in conjunction with the annual planning cycle, the Company evaluated the goodwill amounts on the balance sheet for its reporting units and no impairment was identified.

Operating Loss
      Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $8.0 million for the fiscal year 2005, compared to an operating loss of approximately $6.7 million for the fiscal year 2004.

Interest Income (Expense) and Other, net
      Non-operating interest income (expense) and other increased $0.2 million, or 100%, to $0.4 million in fiscal year 2005 compared to $0.2 million in fiscal year 2004. The $0.2 million increase was primarily related to higher yields on our investments.

Income Tax (Benefit) Provision
      Income taxes were almost $0 in fiscal year 2005 compared to a benefit of $0.6 million in fiscal year 2004. The $0.6 million benefit in fiscal year 2004 related to a favorable adjustment to a previous estimate of a foreign income tax liability. As of December 31, 2005, total deferred tax assets of $54.7 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders
      We reported a net loss available to common stockholders of $9.1 million in fiscal year 2005 as compared with a net loss available to common stockholders of $7.4 million in fiscal year 2004. We reported a net loss of $1.43 per share on a basic and diluted basis in fiscal year 2005 compared to a net loss of $1.22 per share on a basic and diluted basis in fiscal year 2004.
Year Ended January 1, 2005 Compared with the Year Ended December 27, 2003

Revenue
      Our revenue increased $10.0 million, or 16%, to $72.6 million in fiscal year 2004 from $62.6 million in fiscal year 2003. Revenue from Consulting services increased $1.9 million, or 4%, to $50.2 million in fiscal year 2004 from $48.3 million in fiscal year 2003. Consulting services revenue represented 69% and 77% of total revenue for fiscal years 2004 and 2003, respectively. The increase in Consulting services revenue was primarily due to a stronger global economic environment that led to increased demand for the CRM Consulting services provided by us. Revenue from Managed services increased $6.7 million, or 82%, to $14.9 million in fiscal year 2004 from $8.2 million in fiscal year 2003. Managed services revenue represented 21% and 13% of total revenue for fiscal years 2004 and 2003, respectively. The increase in Managed services revenue was driven primarily by the Interelate Acquisition and the continued growth in our Cisco Internet Protocol Contact Center (“IPCC”) offerings. Revenue from the sale of Product increased $1.0 million, to $3.2 million in fiscal year 2004 from $2.2 million in fiscal year 2003. Product sales represented 4% of total revenue for fiscal years 2004 and 2003, respectively. Quarterly Product revenue fluctuated significantly depending on the demand for various software products. Revenue from the sale of Product was $0.8 million, $1.5 million, $0.4 million, $0.4 million $1.1 million, $0.1 million, $0.1 million and $1.0 million, for the fourth quarter of 2004, third quarter of 2004, second quarter of 2004, first quarter of 2004, fourth quarter of 2003, third quarter of 2003, second quarter of 2003 and first quarter of 2003, respectively.
      Revenue from North American operations increased $9.4 million, or 17%, to $65.9 million in fiscal year 2004 from $56.5 million in fiscal year 2003. International operations revenue (which primarily represented revenue from Europe and Australia) increased $0.6 million, or 10%, to $6.7 million in fiscal year 2004 from $6.1 million in fiscal year 2003. As a percentage of consolidated revenue, revenue from International operations represented 9% and 10% of total revenue for fiscal years 2004 and 2003, respectively.
      Utilization of billable consulting personnel was 74% and 61% for fiscal years 2004 and 2003, respectively. Utilization is defined as billed time as a percentage of total available time. We continued to experience pricing pressures that resulted in an average hourly billing rate of $161 and $175 for fiscal years 2004 and 2003, respectively. In certain instances, we included the cost of otherwise reimbursable expenses in the average hourly billing rate we charged our clients for professional services. Excluding these otherwise reimbursable expenses from our billed fees resulted in an effective average hourly billing rate of $152 and $164 for fiscal years 2004 and 2003, respectively.
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

Cost of Revenue, Exclusive of Depreciation and Amortization
      Our most significant operating cost was cost of revenue associated with projects, which were primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of engageable consultants. Cost of revenue also included employee costs for training, travel expenses, laptop computer leases, third-party software and support costs and other expenses of a billable and non-billable nature. Cost of revenue excludes depreciation and amortization.
      Cost of revenue increased $4.5 million, or 9%, to $53.2 million in fiscal year 2004 from $48.7 million in fiscal year 2003. The increase was primarily due to additional software costs, Managed services third-party contract costs, increased personnel costs related to the Interelate Acquisition and subcontractor costs. Cost of revenue as a percentage of revenue decreased to 73% in fiscal year 2004 compared to 78% in fiscal year 2003. This percentage decrease was primarily due to the impact of a thirteen-percentage point improvement in utilization compared to 2003 partially offset by lower average hourly billing rates.

Selling, General and Administrative
      Selling, general and administrative expenses consisted primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.
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

Severance and Related Costs
      In fiscal year 2004, in response to the business environment and shifted skill and geographic requirements, and prior to 2004 periods, an overall decrease in demand for IT consulting services, we had undertaken a number of cost reduction activities consisting of personnel reductions in fiscal year 2004, and personnel reductions, office space reductions and office closures in fiscal year 2003 and prior. As a result of these activities, we recognized a charge of $0.9 million in fiscal year 2004 and $2.4 million in fiscal year 2003 reducing our headcount by 14 employees and 67 employees in fiscal years 2004 and 2003, respectively. All severance and related costs associated with these cost reduction activities were paid out by the end of fiscal year 2005. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007.
      Severance and related costs decreased $1.5 million, or 63% to $0.9 million in fiscal year 2004 compared to $2.4 million in fiscal year 2003. This was a result of fewer involuntary personnel reductions in fiscal year 2004 versus fiscal year 2003 as well as favorable adjustments in fiscal year 2003 related to changes in estimated sublease rental income from previous office space reductions. Annual savings related to the cost reduction actions in fiscal year 2004 approximated $2.4 million and were realized in fiscal year 2005. Annual savings resulting from the cost reduction actions initiated in fiscal year 2003 approximated $10.7 million and were realized in fiscal year 2004.

Depreciation
      Depreciation expense decreased $0.1 million, or 2%, to $5.2 million in fiscal year 2004 compared to $5.3 million in fiscal year 2003. This decrease was due to assets becoming fully depreciated or disposed of, partially offset by the incremental depreciation of $0.7 million associated with the assets from the Interelate Acquisition.

Amortization of Intangibles
      Amortization of intangibles increased $0.3 million, or 300%, to $0.4 million in fiscal year 2004 compared to $0.1 million in fiscal year 2003. This increase was primarily due to the amortization of the intangibles related to the Interelate Acquisition.

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

Interest Income (Expense) and Other, net
      Non-operating interest income (expense) and other decreased $0.1 million, or 33%, to $0.2 million in fiscal year 2004 compared to $0.3 million in fiscal year 2003. The $0.1 million decrease was primarily related to lower yields on our investments.

Income Tax (Benefit) Provision
      Income taxes were a benefit of $0.6 million compared to a provision of $0.4 million in fiscal years 2004 and 2003, respectively. The $0.6 million benefit in fiscal year 2004 related to a favorable adjustment to a previous estimate of a foreign income tax liability. The $0.4 million in fiscal year 2003 related to income taxes, city trade taxes and withholding taxes related to cash distributions to the U.S. operating unit, all relating to our foreign operations. As of January 1, 2005, total deferred tax assets of $52.6 million were fully offset by a valuation allowance. In response to revenue declines, we have implemented cost reduction actions to lower the point at which our operations break even. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets required that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders
      We reported a net loss available to common stockholders of $7.4 million for fiscal year 2004 as compared with a net loss available to common stockholders of $19.8 million in fiscal year 2003. We reported a net loss of $1.22 per share on a basic and diluted basis in fiscal year 2004 compared to a net loss of $3.48 per share on a basic and diluted basis in fiscal year 2003. Improved performance in fiscal year 2004 was primarily driven by stronger utilization, higher percentage of revenue generated from Managed services and lower selling, general and administrative expenses. The losses in fiscal year 2003 were primarily attributable to declines in our business and the charges for severance and related costs.

Liquidity and Capital Resources

Introduction
      Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances and our short-term investments. At December 31, 2005, we had cash and cash equivalents of approximately $17.9 million, restricted cash of approximately $0.5 million and short-term investments of $4.0 million. Our cash and cash equivalents position decreased $2.2 million, or 11%, to $17.9 million as of December 31, 2005 compared to $20.1 million as of January 1, 2005. We have classified our investments in auction rate securities as short-term investments. See Note Two to the Consolidated Financial Statements of eLoyalty included in Item 8, Part II of this Form 10-K. Short-term investments decreased $3.0 million, or 43%, to $4.0 million as of December 31, 2005 compared to $7.0 million as of January 1, 2005. The proceeds from the sale of short-term investments were used to partially fund operating activities as discussed below. Restricted cash represents cash as security for our letters of credit. Restricted cash decreased $0.2 million, to $0.5 million as of December 31, 2005 compared to $0.7 million at January 1, 2005. The $0.2 million decrease in restricted cash was primarily due to reducing the amount of outstanding letters of credit.

Cash Flows from Operations
      Cash flows from operating activities were a use of approximately $2.0 million and $2.9 million during fiscal years 2005 and 2004, respectively. Net cash outflows arose primarily from our net losses, offset by non-cash items, payment of accrued 2004 non-VP bonuses, annual corporate insurance payments and payments with respect to severance and related costs partially offset by prepayments by our clients related to our Managed services contracts contributed to the use of cash during fiscal years 2005 and 2004, respectively. DSO of 52 days at December 31, 2005 represented an increase of 2 days compared to 50 days at January 1, 2005. We do not expect any significant collection issues with our clients. At December 31, 2005, there remained $0.7 million of unpaid severance and related costs. See Note Four to the Consolidated Financial Statements included in Item 8, Part II of this Form 10-K.

Cash Flows from Investing Activities
      Cash flows from investing activities increased $4.7 million, to a source of cash of $1.5 million during fiscal year 2005 and a use of cash of $3.2 million in fiscal year 2004. Short-term investments provided $3.0 million of cash offset by $1.5 million of capital expenditures and other during fiscal year 2005. Net cash outflows of $3.2 million consisted of $5.6 million related to the Interelate Acquisition and $0.5 million of capital expenditures and other, primarily related to our Managed services offset by short-term investments of $2.9 million during fiscal year 2004. The level of capital expenditures for fiscal year 2006 may vary significantly depending on the number of new contracts for hosted services engagements into which we enter. In any event, we expect our capital expenditures to be less than $3.0 million for fiscal year 2006.

Cash Flows from Financing Activities
      Cash flows used in financing activities remained constant at $1.3 million during fiscal years 2005 and 2004. Net cash outflows of $1.3 million during fiscal years 2005 and 2004 are attributable to cash dividends of $1.5 million, paid in January and July on the Series B convertible preferred stock (“Series B stock”), offset by a $0.2 million decrease in the required deposit of cash security for the credit line. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity
      Our near-term capital resources consist of our current cash balances and our short-term investments, together with anticipated future cash flows. Our balance of cash and cash equivalents was $17.9 million and $20.1 million as of December 31, 2005 and January 1, 2005, respectively. In addition, our restricted cash of $0.5 million at December 31, 2005 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. As of December 31, 2005 and January 1, 2005, we held short-term investments of $4.0 million and $7.0 million, respectively.

Bank Facility
      The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2 million through fiscal year 2005 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. Available credit under the Facility has been reduced to approximately $0.5 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal years 2005 and 2004.

Accounts Receivable Customer Concentration
      At December 31, 2005 we had one customer accounting for 10% or more of total net receivables. United HealthCare Services, Inc. accounted for 18% of total net accounts receivable. Of these amounts, we have collected 100% from United HealthCare Services, Inc. through March 14, 2006. Of total gross accounts receivable as of December 31, 2005, we have collected approximately 89% as of March 14, 2006. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Contractual Obligations
      As of December 31, 2005, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Letters of credit	$449	$449	$—	$—	$—
Operating leases	$3,985	$1,604	$1,516	$865	$—
Severance and related costs	$962	$556	$406	$—	$—
Purchase obligations	$2,950	$2,950	$—	$—	$—

Total	$8,346	$5,559	$1,922	$865	$—

Letters of Credit
      Letters of credit reflect standby letters of credit issued as collateral for operational leases.

Operating Leases
      Operating leases reflect leases entered into by the Company for technology and office equipment as well as office space.

Severance and Related Costs
      Severance and related costs reflect payments the Company will make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2005 and prior years. The amounts listed have not been reduced by minimum sublease rentals of $167 and $125 due in the future for fiscal years 2006 and 2007, respectively, under non-cancelable subleases.

Purchase Obligations
      Purchase obligations reflect the costs of goods or services eLoyalty had received prior to December 31, 2005, but for which eLoyalty had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.
Recent Accounting Pronouncements
      In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We will adopt SAB 107 and SFAS 123R as of January 1, 2006.
      In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. SFAS No. 123R was amended in April 2005 for compliance dates. In October 2005, FASB staff position provided further guidance on the determination of grant date. eLoyalty will adopt SFAS No. 123R using the modified prospective method as of January 1, 2006. We reviewed SFAS No. 123R and the adoption of SFAS No. 123R is not expected to have a material impact on our future financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the fiscal years ended December 31, 2005 and January 1, 2005, 13% and 15%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.
      We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit, as well as interest rate risk related to our cash and cash equivalents, restricted cash and short-term investments. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. This interest rate risk will not have a material impact on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets — for the years ended December 31, 2005 and January 1, 2005	35
Consolidated Statements of Operations — for the fiscal years ended 2005, 2004 and 2003	36
Consolidated Statements of Cash Flows — for the fiscal years ended 2005, 2004 and 2003	37
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss — for the years ended December 31, 2005, January 1, 2005 and December 27, 2003	38
Notes to Consolidated Financial Statements	39
Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts — for the years ended December 31, 2005, January 1, 2005 and December 27, 2003	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of eLoyalty Corporation:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of eLoyalty Corporation and its subsidiaries (the “Company”) at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Chicago, Illinois
March 13, 2006

eLOYALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	January 1,
	2005	2005

ASSETS:
Current Assets:
Cash and cash equivalents	$17,851	$20,095
Restricted cash	524	698
Short-term investments	4,000	6,975
Receivables, net	10,801	11,187
Prepaid expenses	3,661	2,829
Other current assets	202	578

Total current assets	37,039	42,362
Equipment and leasehold improvements, net	3,131	6,779
Goodwill	2,643	2,650
Intangibles, net	1,181	1,713
Long-term receivables and other	1,234	1,863

Total assets	$45,228	$55,367

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,974	$1,528
Accrued compensation and related costs	3,102	4,165
Unearned revenue	3,576	4,466
Other current liabilities	3,046	3,638

Total current liabilities	11,698	13,797
Long-term unearned revenue	864	774
Other long-term liabilities	281	664

Total liabilities	12,843	15,235

Commitments and contingencies (Note 16)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,099,968 and 4,150,803 shares issued and outstanding with a liquidation preference of $21,642 and $21,910 at December 31, 2005 and January 1, 2005, respectively	20,910	21,169
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,611,915 and 7,407,065 shares issued and outstanding, respectively	76	74
Additional paid-in capital	149,949	150,659
Accumulated deficit	(128,662)	(121,032)
Accumulated other comprehensive loss	(3,947)	(3,451)
Unearned compensation	(5,941)	(7,287)

Total stockholders’ equity	11,475	18,963

Total liabilities and stockholders’ equity	$45,228	$55,367

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Fiscal Years Ended

	2005	2004	2003

Revenue
Services and other	$69,298	$69,420	$60,381
Product	9,710	3,153	2,198

Total revenue	79,008	72,573	62,579
Operating Expenses:
Cost of services and other	53,219	50,798	46,889
Cost of product	7,331	2,434	1,778

Total cost of revenue, exclusive of depreciation and amortization shown below:	60,550	53,232	48,667
Selling, general and administrative	20,385	19,482	23,727
Severance and related costs	411	947	2,405
Depreciation	5,151	5,247	5,299
Amortization of intangibles	532	350	63
Goodwill impairment	—	—	557

Total operating expenses	87,029	79,258	80,718

Operating loss	(8,021)	(6,685)	(18,139)
Interest income (expense) and other, net	374	231	256

Loss before income taxes	(7,647)	(6,454)	(17,883)
Income tax (benefit) provision	(17)	(587)	388

Net loss	(7,630)	(5,867)	(18,271)
Dividends related to Series B preferred stock	(1,471)	(1,499)	(1,508)

Net loss available to common stockholders	$(9,101)	$(7,366)	$(19,779)

Basic net loss per common share	$(1.43)	$(1.22)	$(3.48)

Diluted net loss per common share	$(1.43)	$(1.22)	$(3.48)

Shares used to calculate basic net loss per share	6,359	6,027	5,689

Shares used to calculate diluted net loss per share	6,359	6,027	5,689

Noncash compensation included in individual line items above:
Cost of services and other	$1,154	$1,063	$834
Selling, general and administrative	1,462	1,697	2,101
Severance and related costs	(25)	176	—

Total noncash compensation	$2,591	$2,936	$2,935

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended

	2005	2004	2003

Cash Flows from Operating Activities:
Net loss	$(7,630)	$(5,867)	$(18,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,683	5,597	5,362
Noncash compensation	2,616	2,760	2,935
Goodwill impairment	—	—	557
Changes in assets and liabilities, net of effect of acquisition:
Receivables	344	(2,395)	3,915
Prepaids and other current assets	(489)	(1,379)	(136)
Accounts payable	457	(1,409)	1,147
Accrued compensation and related costs	(1,958)	(1,271)	(1,849)
Unearned revenue	(800)	3,773	202
Other liabilities	(726)	(2,141)	(3,457)
Long-term receivables and other	502	(598)	31

Net cash used in operating activities	(2,001)	(2,930)	(9,564)

Cash Flows from Investing Activities:
Interelate acquisition	7	(5,587)	—
Sale of short-term investments	3,772	11,225	—
Purchase of short-term investments	(797)	(8,350)	(9,850)
Capital expenditures and other	(1,509)	(475)	(1,209)

Net cash provided by (used in) investing activities	1,473	(3,187)	(11,059)

Cash Flows from Financing Activities:
Proceeds from revolving credit agreement	—	—	25,800
Repayments on revolving credit agreement	—	—	(34,400)
Proceeds from exercise of stock options	—	1	—
Decrease in restricted cash	174	201	8,680
Payment of Series B dividends	(1,480)	(1,483)	(1,543)

Net cash used in financing activities	(1,306)	(1,281)	(1,463)

Effect of exchange rate changes on cash and cash equivalents	(410)	390	310

Decrease in cash and cash equivalents	(2,244)	(7,008)	(21,776)
Cash and cash equivalents, beginning of period	20,095	27,103	48,879

Cash and cash equivalents, end of period	$17,851	$20,095	$27,103

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$(88)
Cash refunded (paid) for income taxes, net	$17	$10	$227
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	(Accumulated	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Compensation	Equity

Balance, December 28, 2002	6,752,398	$67	$150,761	$(96,894)	$(4,151)	$(9,480)	$40,303

Net loss				(18,271)			(18,271)
Foreign currency translation					319		319

Comprehensive loss							(17,952)
Issuance of restricted common stock	348,656	4	1,268			(1,272)	—
Amortization/forfeitures of unearned compensation	(368,861)	(4)	(2,334)			4,558	2,220
Series B conversions	187,406	2	953				955
Preferred stock dividend			(1,508)				(1,508)

Balance, December 27, 2003	6,919,599	$69	$149,140	$(115,165)	$(3,832)	$(6,194)	$24,018

Net loss				(5,867)			(5,867)
Foreign currency translation					381		381

Comprehensive loss							(5,486)
Issuance of restricted common stock	738,027	7	4,309			(4,316)	—
Issuance of common stock for stock option awards	312		1				1
Amortization/forfeitures of unearned compensation	(256,291)	(2)	(1,320)			3,223	1,901
Series B conversions	5,418		28				28
Preferred stock dividend			(1,499)				(1,499)

Balance, January 1, 2005	7,407,065	$74	$150,659	$(121,032)	$(3,451)	$(7,287)	$18,963

Net loss				(7,630)			(7,630)
Foreign currency translation					(496)		(496)

Comprehensive loss							(8,126)
Issuance of restricted common stock	373,734	4	1,992			(1,996)	—
Amortization/forfeitures of unearned compensation	(219,719)	(2)	(1,490)			3,342	1,850
Series B conversions	50,835		259				259
Preferred stock dividend			(1,471)				(1,471)

Balance, December 31, 2005	7,611,915	$76	$149,949	$(128,662)	$(3,947)	$(5,941)	$11,475

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note One — Description of Business
      eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals throughout North America and an additional presence in Europe, eLoyalty offers a broad range of enterprise CRM services and solutions that include creating customer strategies; defining technical architectures; improving sales, service and marketing processes; and selecting, implementing, integrating, supporting and hosting best-of-breed CRM and analytics software applications. The combination of eLoyalty’s methodologies, technical expertise, and innovative solutions enables eLoyalty to deliver the tangible economic benefits of customer loyalty for its clients.
Note Two — Summary of Significant Accounting Policies
      Fiscal Year-End — The fiscal year ends for 2005, 2004 and 2003 were December 31, 2005, January 1, 2005 and December 27, 2003, respectively. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.
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
      Reclassifications and Revisions — Certain amounts reported in previous years have been reclassified to conform to the fiscal year 2005 presentation. A revision in the classification of certain securities was made in fiscal year 2005. We concluded that it was appropriate to classify auction rate municipal bonds and auction rate preferred funds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in a separate line item on the Consolidated Balance Sheet as of January 1, 2005. We have also made corresponding adjustments to the Consolidated Statement of Cash Flows for the period ended December 31, 2005, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported cash flows from operations or from financing activities in previously reported Consolidated Statements of Cash Flows, or previously reported Consolidated Statements of Operations for any period.

	For the			For the
	Year Ended			Year Ended
	January 1, 2005			December 27, 2003

	Previously	Revision	As	Previously	Revision	As
	Reported	Amount	Revised	Reported	Amount	Revised

Short-term investments	$—	$6,975	$6,975	$—	$9,850	$9,850
Sale of short-term investments	$—	$11,225	$11,225	$—	$—	$—
Purchase of short-term investments	$—	$(8,350)	$(8,350)	$—	$(9,850)	$(9,850)
Net cash (used in) provided by investing activities	$(6,062)	$2,875	$(3,187)	$(1,209)	$(9,850)	$(11,059)
Net (decrease) increase in cash and cash equivalents	$(9,883)	$2,875	$(7,008)	$(11,926)	$(9,850)	$(21,776)
Cash and cash equivalents, beginning of period	$36,953	$(9,850)	$27,103	$48,879	$—	$48,879
Cash and cash equivalents, end of period	$27,070	$(6,975)	$20,095	$36,953	$(9,850)	$27,103
      Revenue Recognition — eLoyalty derives a substantial majority of its revenue from professional services. Most of this revenue is from Consulting services that involve operational consulting and integrating or building of a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-completion estimates are based on the ratio of actual hours incurred to total estimated hours. eLoyalty recognizes revenue for Consulting services engagements, with the exception of Behavioral Analytics assessment engagements, as the service is performed. eLoyalty recognizes revenue for Behavioral Analytics assessment engagements ratably over the period of time the client is utilizing the system.
      Revenue from fixed price Managed services contracts is recognized ratably over the contract period. As an example, many of our Contact Center Managed Services support and maintenance agreements are priced at a fixed amount for a specific period. For all other Managed services, we recognize revenue as the work is performed for the client as the amount billed is based upon the customer usage each month. For example, revenue related to email fulfillment services provided to a Marketing Managed Services client would be recognized as the work is performed, i.e. based on the number of emails distributed.
      Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are only recognized when any contingency associated with the contractual payment is resolved.
      Revenue associated with the installation or set-up of long-term Managed service contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our consolidated balance sheet totaled $1.2 million at December 31, 2005 and $0.2 million at January 1, 2005.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.
      In accordance with EITF 00-21, “Revenue Arrangements with Multiple Elements”, contracts containing multiple services are segmented into individual elements when the services represent separate earning processes and the fair value of the individual elements is objectively measured. Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each individual element, as described above.
      Losses on engagements, if any, are recognized when they are probable and estimable.
      Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded in Unearned Revenue until revenue recognition criteria are met.
      In accordance with EITF Issue No. 01-14, we record out-of-pocket expenses as revenue in the statements of operations. Out-of-pocket expenses included in revenue for the fiscal years ended 2005, 2004 and 2003 were $3,742, $4,330 and $3,802, respectively.
      Cost of Revenue, Exclusive of Depreciation and Amortization — Cost of revenue consist primarily of salaries, incentive compensation, billable and non-billable expenses, employee benefits for eLoyalty personnel available for client assignments, third-party software and support costs and fees paid to subcontractors for work performed on client projects. Cost of revenue excludes depreciation and amortization.
      Selling, General and Administrative — Selling expense is driven primarily by business development activities, the ongoing marketing of our service lines, other targeted marketing programs, and CRM thought leadership publications. General and administrative costs primarily include costs for our global support functions, technology infrastructure and applications and office space.
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
      Loss Per Common Share — eLoyalty calculates loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per common share has been computed by dividing the net loss available to common stockholders for each period presented by the weighted average shares outstanding. Diluted loss per common share has been computed by dividing the net loss available to common stockholders by the weighted average shares outstanding plus the dilutive effect of common stock equivalents, which consist of convertible preferred stock, restricted stock awards and options, using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to Series B stock, unvested restricted stock, unissued installment stock awards and stock options, was not included in the diluted loss per share calculation as it was antidilutive.
      Fair Value of Financial Instruments — The carrying values of current assets and liabilities approximated their fair values as of December 31, 2005 and January 1, 2005.
      Cash and Cash Equivalents — eLoyalty considers all highly liquid investments readily convertible into known amounts of cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.
      Restricted Cash — Restricted cash principally represents cash as security for eLoyalty’s line of credit, letters of credit, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Short-term Investments — At December 31, 2005 and January 1, 2005, we held $4,000 and $6,975, respectively, of short-term investments. These short-term investments consisted of auction rate municipal bonds and auction rate preferred funds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. Between auctions, while there is not a formal, established secondary market for these securities, our investment advisors have informed us that they are readily salable. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.
      Concentration of Credit Risk — Financial instruments that potentially subject eLoyalty to a concentration of credit risk consist of cash and cash equivalents, restricted cash and receivables. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company’s receivables are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. For the fiscal year ended 2005, eLoyalty had one client accounting for 10% or more of total revenue. United HealthCare Services, Inc. accounted for 13% of total revenue. For the fiscal year ended 2004, eLoyalty had three clients each accounting for 10% or more of total revenue. These clients were Crowe, Chizek and Company LLP at 14%, United HealthCare Services, Inc. at 13% and Allstate Insurance Company at 10%. For the fiscal year ended 2003, eLoyalty had three clients each accounting for 10% or more of total revenue. These clients were United HealthCare Services, Inc. at 24%, AT&T Wireless at 11% and Allstate Insurance Company at 10%. At December 31, 2005 we had one customer accounting for 10% or more of total net receivables. United HealthCare Services, Inc. accounted for 18% of total net receivables. At December 31, 2004 we had two customers accounting for 10% or more of total net receivables. Crowe, Chizek and Company LLP and United HealthCare Services, Inc. accounted for 28% and 23% of total net receivables at December 31, 2004, respectively.
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
      Goodwill — eLoyalty adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and no longer amortizes goodwill. Goodwill is tested for impairment annually. The impairment test consists of a comparison of the implied fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds the implied fair value of that reporting unit an impairment loss of goodwill will be recognized in an amount equal to that excess.
      As a result of the annual review of goodwill impairment as of December 31, 2005 and January 1, 2005, there was no impairment identified. For the year ended December 27, 2003, the Company determined that

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill relating to a 1996 acquisition in Europe could not continue to be supported by the fair value of the International reporting unit. Accordingly, the Company recognized a goodwill impairment charge of $557 in the fourth quarter of 2003.
      Changes in the carrying value of goodwill as of December 31, 2005 are as follows:

	North
	America	International	Total

Goodwill balance as of December 27, 2003	$1,671	$—	$1,671

Interelate Acquisition	979	—	979

Goodwill balance as of January 1, 2005	$2,650	$—	$2,650

Interelate Acquisition	(7)	—	(7)

Goodwill balance as of December 31, 2005	$2,643	$—	$2,643

      Intangible Assets — Intangible assets reflect intangibles related to the Interelate Acquisition (as discussed in Note Three) and the 2003 purchase of a license for certain intellectual property. These intangible assets are amortized over 12 months to 60 months. Unamortized intangible assets as of December 31, 2005, January 1, 2005 and December 27, 2003 were $1,181, $1,713 and $262, respectively. Accumulated amortization of intangible assets as of December 31, 2005, January 1, 2005 and December 27, 2003 was $944, $412 and $63, respectively. Amortization expense will be $370, $320, $320 and $171 for the fiscal years ended 2006, 2007, 2008 and 2009, respectively.
      Income Taxes — eLoyalty uses an asset and liability approach, as required under SFAS No. 109, for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards. eLoyalty does not provide U.S. deferred income taxes on earnings of U.S. or foreign subsidiaries which are expected to be indefinitely reinvested.
      Stockholders’ Equity — Stockholders’ equity includes common stock issued, additional paid-in capital, retained earnings (deficit), accumulated other comprehensive loss related to foreign currency translation and unearned compensation related to stock-based compensation. The 4.1 million shares of Series B stock are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as the preferred stockholders have the ability to initiate a redemption upon the occurrence of certain events that are considered outside eLoyalty’s control.
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
      Stock-Based Compensation — eLoyalty accounts for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company’s stock at the date of grant over the amount that must be paid to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25 and amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” defined a fair value-based method

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of accounting for employee stock options but allowed companies to continue to measure compensation cost for employee stock options using the intrinsic value-based method described in APB No. 25.
      The following table illustrates the effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation. There were no compensation costs recognized for awards of stock options in the accompanying Consolidated Statements of Operations. Compensation costs were recognized for restricted and installment awards as expense in the accompanying Consolidated Statements of Operations.

	For the Fiscal Years Ended

	2005	2004	2003

Net loss available to common stockholders as reported	$(9,101)	$(7,366)	$(19,779)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	2,616	2,585	2,448
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(2,839)	(5,108)	(13,126)

Pro forma	$(9,324)	$(9,889)	$(30,457)

Basic net loss per share:
As reported	$(1.43)	$(1.22)	$(3.48)

Pro forma	$(1.47)	$(1.64)	$(5.35)

Diluted net loss per share:
As reported	$(1.43)	$(1.22)	$(3.48)

Pro forma	$(1.47)	$(1.64)	$(5.35)

      Assumptions used for valuation of option grants calculated in accordance with SFAS No. 148 are as follows:

	For the Fiscal Years Ended

	2005	2004	2003

Risk-free interest rates	3.4%	1.8%-3.5%	1.1%-3.1%
Expected dividend yield	—	—	—
Expected volatility	101%	108%-114%	120%-129%
Expected lives	5.0 years	5.0 years	5.0 years
      In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” which replaced SFAS No. 123 and superseded APB Opinion No. 25. See discussion under “New Accounting Standards”.
      New Accounting Standards — In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
highlights the importance of disclosures made related to the accounting for share-based payment transactions. We will adopt SAB 107 and SFAS 123R as of January 1, 2006.
      In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. SFAS No. 123R was amended in April 2005 for compliance dates. In October 2005, FASB staff position provided further guidance on the determination of grant date. eLoyalty will adopt SFAS No. 123R using the modified prospective method as of January 1, 2006. We reviewed SFAS No. 123R and the adoption of SFAS No. 123R is not expected to have a material impact on our future financial position or results of operations.
Note Three — Acquisition
      On July 16, 2004, eLoyalty acquired substantially all of the net assets and business of Interelate, Inc. (“Interelate”) for approximately $5,377 of cash consideration (before transaction costs of $203) (the “Interelate Acquisition”). The acquired business, employees, customers and net assets have been integrated into eLoyalty and it operates as eLoyalty’s Marketing Managed Services group.
      The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their fair values as of the date of acquisition.
      The purchase price allocation was as follows:

Accounts receivable and other current assets	$1,387
Computer equipment and furniture	1,167
Software	989
Goodwill	972
Intangible asset, client relationships	1,800

Assets	6,315
Liabilities assumed	(735)

Net assets acquired	$5,580

      The weighted average life of the computer equipment and furniture is approximately one and six tenths years, with approximately 80% of this asset having been fully depreciated in the first year following the Interelate Acquisition. Software has a weighted average life of approximately three years for depreciation purposes.
      The primary items that generated goodwill were the value of the assembled workforce, as well as the value of future expected earnings, neither of which qualified as an amortizable intangible asset. Although the goodwill is deductible for U.S. income tax purposes, the prospective value may be limited due to the uncertainty regarding the realization of eLoyalty’s net deferred tax assets. The amortizable intangible asset resulting from the transaction is Client Relationships, which has a weighted average life of approximately four and a half years.
      The fixed assets (inclusive of software), intangible asset and goodwill are reported as components of our North American segment.
      Pro forma results of operations are not presented for the Interelate Acquisition because the effect of the acquisition was immaterial to the consolidated sales and net income.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In response to the current business environment and shifting skill and geographic requirements, and in prior periods, an overall decrease in demand for information technology (“IT”) consulting services, a number of cost reduction activities were undertaken, principally consisting of personnel reductions in fiscal years 2005 and 2004, and personnel reductions, office space reductions and office closures in prior periods. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. During fiscal years 2005, 2004 and 2003, eLoyalty recognized pre-tax charges (including adjustments) of $411, $947 and $2,405, respectively. Severance and related costs for fiscal year 2005 included $617 of employee severance and related costs for the elimination of nine positions in both the North American and International segments, offset by favorable adjustments of $206 primarily related to previously estimated severance cost and facility accruals. Severance and related costs for fiscal year 2004 included $1,318 for employee severance and related costs associated with the elimination of fourteen positions, in both the North American and International segments. Total 2004 adjustments of $371 consisted of $362 primarily related to a favorable settlement of employment litigation in the International segment and $9 related to changes in estimated sublease rental income from previous office space reductions. Severance and related costs for fiscal year 2003 included $3,561 for employee severance and related costs associated with the elimination of sixty-seven positions, in both the North American and International segments. Total fiscal year 2003 adjustments of $1,156 consisted of $347 primarily related to the favorable resolution of two matters involving former employees, $699 related to changes in estimated sublease rental income from previous office space reductions and $110 of favorable adjustments to previous cost estimates, primarily due to the termination of an equipment lease.
      During the fiscal year 2005, eLoyalty made cash payments of $1,654 related to cost reduction actions initiated in 2005 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2006 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The severance and related costs and their utilization for the fiscal years 2005, 2004 and 2003 are as follows:

	Employee
	Severance	Facilities	Adjustments	Total

Balance, December 28, 2002	$2,158	$4,095	$1,105	$7,358

Charges	3,561	—	—	3,561
Adjustments	(347)	(699)	(110)	(1,156)
Charged to severance and related costs	3,214	(699)	(110)	2,405
Payments	(3,716)	(1,533)	(879)	(6,128)

Balance, December 27, 2003	1,656	1,863	116	3,635

Charges	1,240	—	78	1,318
Adjustments	(362)	(9)	—	(371)
Charged to severance and related costs	878	(9)	78	947
Payments	(1,820)	(651)	(166)	(2,637)

Balance, January 1, 2005	714	1,203	28	1,945

Charges	592	—	25	617
Adjustments	(115)	(92)	1	(206)
Charged to severance and related costs	477	(92)	26	411
Payments	(1,147)	(457)	(50)	(1,654)

Balance, December 31, 2005	$44	$654	$4	$702

      Of the $702 that remained reserved as of December 31, 2005, $281 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $44 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $377 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $373 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.
Note Five — Receivables, Net
      Receivables consist of the following:

	As of

	December 31,	January 1,
	2005	2005

Amounts billed to clients	$10,711	$10,443
Unbilled revenue	278	1,133

	10,989	11,576
Allowances for doubtful accounts	(188)	(389)

Receivables, net	$10,801	$11,187

      Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 31, 2005 and January 1, 2005 consists of amounts due from customers and is anticipated to be collected within normal terms. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Note Six — Equipment and Leasehold Improvements
      Equipment and leasehold improvements consist of the following:

	As of

	December 31,	January 1,
	2005	2005

Computers and software	$26,557	$25,477
Furniture and equipment	2,436	2,265
Leasehold improvements	1,219	1,219

	30,212	28,961
Accumulated depreciation and amortization	(27,081)	(22,182)

Equipment and leasehold improvements, net	$3,131	$6,779

      Depreciation expense was $5,151, $5,247 and $5,299 for the fiscal years ended 2005, 2004 and 2003, respectively.
Note Seven — Income Taxes
      Loss before income taxes consisted of the following:

	For the Fiscal Years Ended

	2005	2004	2003

United States	$(5,889)	$(5,127)	$(12,142)
Foreign	(1,758)	(1,327)	(5,741)

Total	$(7,647)	$(6,454)	$(17,883)

      The income tax (benefit) provision consists of the following:

	For the Fiscal Years Ended

	2005	2004	2003

Current:
Federal	$—	$—	$—
State	1	(25)	(35)
Foreign	(18)	(562)	423

Total current	(17)	(587)	388

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Income tax (benefit) provision	$(17)	$(587)	$388

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total income tax (benefit) provision differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended

	2005	2004	2003

Federal tax benefit, at statutory rate	$(2,677)	$(2,259)	$(6,259)
State tax (benefit) provision, net of federal benefit	(317)	(256)	(495)
Foreign tax rate differences	(93)	1,269	(5,507)
Nondeductible expenses	94	94	80
Other	—	(159)	8
Valuation allowance	2,976	724	12,561

Income tax (benefit) provision	$(17)	$(587)	$388

      Offsetting the change in valuation allowance included in the rate reconciliation above is a decrease in the valuation allowance of $920. The valuation allowance and deferred tax assets decreased $920 in 2005 as a result of adjustments to the deferred tax accounts for the write-off of certain state net operating loss deferred tax assets, as well as revisions to the prior year deferred tax asset accounts and the related valuation allowance that were in offsetting amounts.
      Deferred tax assets and liabilities were comprised of the following:

	As of

	December 31,	January 1,
	2005	2005

Deferred tax assets:
Net operating loss carryforwards	$50,474	$48,361
Receivable allowances	73	154
Other accruals	1,654	2,188
Depreciation and amortization	3,103	1,638
Non-deductible reserves	274	1,000
Tax credit carry forwards	594	594
Valuation allowance	(54,666)	(52,610)

Total deferred tax assets	1,506	1,325

Deferred tax liabilities:
Prepaid expenses	(1,506)	(1,325)

Total deferred tax liabilities	(1,506)	(1,325)

Net deferred tax asset	$—	$—

      During fiscal year 2002, eLoyalty established a valuation allowance related to deferred tax assets for the U.S. This is in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The decision to establish a valuation allowance for the remaining U.S. deferred tax assets was made after assessing financial results and forecasting financial performance for future fiscal years. As of December 31, 2005, total net deferred tax assets of $54,666 were fully offset by a valuation allowance. The Company’s U.S. Federal NOLs of $127,153 and U.S. State NOLs of $79,939 expire beginning in 2021 and 2016, respectively. The Company’s non-U.S. NOLs of $14,487 are subject to various expiration dates beginning in 2007. The Company also carries $594 in Research and Development credit carryforwards that expire beginning in 2020.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note Eight — Other Current Liabilities
      Other current liabilities totaled $3,046 and $3,638 as of December 31, 2005 and January 1, 2005, respectively. Other current liabilities consisted of the following:

	As of

	December 31,	January 1,
	2005	2005

Series B stock dividend payable	$732	$741
Severance and related costs	377	567
Income and other taxes	495	494
Other	1,442	1,836

Total	$3,046	$3,638

Note Nine — Line of Credit
      The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2,000 through fiscal year 2005 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. Available credit under the Facility has been reduced to approximately $524 related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. eLoyalty did not have any borrowings or interest expense under the Facility during fiscal years 2005 and 2004, respectively.
Note Ten — Employee Benefit Plans
      eLoyalty Corporation 401(k) Plan — eLoyalty U.S. employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of hire. The 401(k) Plan allows employees to contribute up to 20% of their eligible compensation and up to 100% of their bonus compensation, subject to Internal Revenue Service statutory limits. For the fiscal years ended 2005, 2004 and 2003, a non-discretionary matching contribution was made at the rate of 50% of the amount that a Plan participant contributed to the Plan during the year, up to 6% of the participants’ qualifying compensation with a maximum match of 3% of eligible earnings. eLoyalty recognized expenses related to the 401(k) Plan of $681, $506 and $811 for the fiscal years ended 2005, 2004 and 2003, respectively. In addition, the Company funds non-U.S. contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for the periods presented.
      eLoyalty Employee Stock Purchase Plan — eLoyalty froze its Employee Stock Purchase Plan effective March 31, 2002. The Company retains the ability to reactivate this plan in the future. Under the Stock Purchase Plan, employees purchased 20,455 shares of eLoyalty common stock for the year ended December 28, 2002. The Stock Purchase Plan permitted eligible employees to purchase an aggregate of 125,000 shares of eLoyalty’s common stock, of which 23,717 are still available for purchase should the plan be reactivated in future periods.
Note Eleven — Redeemable Convertible Preferred Stock and Capital Stock
      eLoyalty’s authorized capital stock consists of (i) 50,000,000 shares of common stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share. eLoyalty had 7,611,915 and 7,407,065 shares of its common stock issued and outstanding as of December 31, 2005 and January 1, 2005, respectively. eLoyalty has designated 5,000,000 shares of its preferred stock as its redeemable 7% Series B Convertible Preferred Stock (the “Series B stock”), of which 4,099,968 and 4,150,803 shares are issued and outstanding as of December 31, 2005 and January 1, 2005, respectively. Except where otherwise specifically indicated, all share and price amounts in this Note Eleven give effect to the one-for-ten reverse stock split effected on December 19, 2001, discussed below.
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

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note Twelve — Stock Incentive Plans
      eLoyalty maintains two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors or another duly constituted committee of the Board to the extent authorized by such plans and the Board (the “Compensation Committee”). If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation then those options or shares will again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan an aggregate of 280,000 shares of eLoyalty common stock were reserved for issuance. As of December 31, 2005, there were a total of 439,341 shares available for future grants under the 1999 and 2000 Plans.
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
      On February 25, 2002, the Compensation Committee of the Board of Directors approved and the entire Board of Directors ratified a compensation program (the “Program”) for eLoyalty’s Vice Presidents, which has subsequently been amended. As part of the Program, each Vice President is assigned to one of ten tiers.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Each tier has associated with it a target annual cash compensation amount (consisting of annual base salary component and a target annual bonus component) and a target equity position in eLoyalty that is the same for each Vice President within the tier. The program also permits supplemental equity grants to be made at the discretion of the Compensation Committee. Among the goals of the Program is to more closely align the interests of these senior level employees with those of the Company’s stockholders.
      For periods prior to May 2005, equity targets under the VP Compensation Program were funded through grants of restricted stock that vest either ratably over five years (for Vice Presidents at the time the program was adopted) or ratably over four years commencing on the anniversary of the grant date (for newly hired or promoted Vice Presidents). Beginning in May 2005, the standard restricted stock grant procedure for new participants in the program was modified such that the participant is scheduled to receive the grant one year following commencement of employment or promotion to Vice President, as the case may be, with restrictions lapsing immediately on 20% of the grant, and with the restrictions lapsing on the balance of the grant quarterly over a 16 quarter period. Non-U.S. Vice Presidents receive an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of Common Stock as would have been issued to them as restricted stock had they been U.S. employees, in quarterly installments corresponding to the vesting of the restricted stock grants.
      Shares granted under the VP Compensation Plan are and will continue to be issued under one of eLoyalty’s stock incentive plans.
      The following shares (net of cancellations) of eLoyalty common stock, in the aggregate, either were awarded as restricted stock or reserved for issuance under installment stock:

	As of

	December 31,	January 1,	December 27,
	2005	2005	2003

Shares awarded(1)	402,996	714,337	366,484

(1)	Substantially all of this stock came from eLoyalty’s 1999 Stock Incentive Plan. During fiscal years 2005, 2004 and 2003 $1,978, $4,315 and $1,257 in noncash compensation were recorded and will be charged to income over the five-year restriction lapsing and installment grant period.
     As of December 31, 2005, a total of 1,179,957 restricted and installment stock awards continued to be subject to restrictions.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity was as follows for the years ended December 27, 2003, January 1, 2005 and December 31, 2005:

				Weighted
				Average
		Weighted		Fair Value
	Option	Average	Options	of Option
	Shares	Exercise Price	Exercisable	Grants

Outstanding as of December 28, 2002	781,453	$40.84	484,794

Granted	13,498	$3.75		$3.18
Exercised	—	$—
Forfeited	(158,911)	$80.08

Outstanding as of December 27, 2003	636,040	$30.18	431,469

Granted	7,800	$5.85		$4.66
Exercised	(312)	$4.15
Forfeited	(54,206)	$31.79

Outstanding as of January 1, 2005	589,322	$29.71	464,576

Granted	4,800	$4.63		$3.52
Exercised	—	$—
Forfeited	(41,757)	$65.70

Outstanding as of December 31, 2005	552,365	$26.78	477,782

      The following table summarizes the status of stock options outstanding and exercisable as of December 31, 2005 by range of exercise price:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average		Weighted-Average
	Number	Remaining Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (in Years)	Per Share	Exercisable	Per Share

$ 2.73—$ 9.99	228,972	6.9	$3.89	154,389	$3.92
$ 10.00—$ 19.99	99,319	5.4	$18.95	99,319	$18.95
$ 20.00—$ 39.99	144,432	5.8	$23.38	144,432	$23.38
$ 40.00—$ 79.99	46,743	6.3	$69.45	46,743	$69.45
$ 80.00—$139.99	17,326	4.8	$110.77	17,326	$110.77
$140.00—$366.25	15,573	3.2	$223.16	15,573	$223.16

Total	552,365	6.1	$26.78	477,782	$30.36

      Under APB No. 25, the fair value of restricted shares at the date of grant is amortized to expense over the vesting period. eLoyalty recorded compensation expense related to awards of restricted stock and installment stock of approximately $2,616, $2,585 and $2,448 for the fiscal years ended 2005, 2004 and 2003, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Thirteen — Loss Per Share
      The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per common share:

	For the Fiscal Years Ended

	2005	2004	2003

Net loss	$(7,630)	$(5,867)	$(18,271)
Series B preferred stock dividends	(1,471)	(1,499)	(1,508)

Net loss available to common stockholders	$(9,101)	$(7,366)	$(19,779)

	For the Fiscal Years Ended

	2005	2004	2003

Weighted average shares outstanding (basic and diluted)	6,359	6,027	5,689

Currently anti-dilutive common stock equivalents(1)	4,536	4,408	4,169

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were anti-dilutive.
Note Fourteen — Segment Information
      eLoyalty focuses exclusively on providing CRM related professional services. eLoyalty has two reportable geographic segments: North America (consisting of U.S. and Canada) and International. The following table reflects revenue, operating results and total assets by reportable segment for the fiscal years ended 2005, 2004 and 2003, respectively.

	North
For the Fiscal Years Ended	America	International	Total

Revenue
2005	$73,678	$5,330	$79,008
2004	$65,903	$6,670	$72,573
2003	$56,517	$6,062	$62,579
Operating loss
2005	$(6,224)	$(1,797)	$(8,021)
2004	$(5,640)	$(1,045)	$(6,685)
2003	$(12,525)	$(5,614)	$(18,139)
Depreciation and amortization expense
2005	$5,647	$36	$5,683
2004	$5,558	$39	$5,597
2003	$5,042	$320	$5,362
Capital expenditures
2005	$1,509	$—	$1,509
2004	$475	$—	$475
2003	$1,209	$—	$1,209
Total assets
December 31, 2005	$40,010	$5,218	$45,228
January 1, 2005	$48,556	$6,811	$55,367
December 27, 2003	$54,213	$5,592	$59,805

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North America			International

	United			United
For the Fiscal Years Ended	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total

Revenue
2005	$68,645	$5,033	$73,678	$1,235	$3,330	$612	$153	$5,330	$79,008
2004	$62,002	$3,901	$65,903	$595	$4,734	$1,054	$287	$6,670	$72,573
2003	$53,747	$2,770	$56,517	$742	$4,832	$368	$120	$6,062	$62,579
      Total tangible long-lived assets for U.S. operations are $3,306, $7,398 and $9,303 at December 31, 2005, January 1, 2005 and December 27, 2003, respectively.
      Percentage of total revenue for the fiscal years ended 2005, 2004 and 2003, respectively, is as follows:

	For the
	Fiscal Years Ended

	2005	2004	2003

Revenue:
Consulting services	58%	69%	77%
Managed services(1)	25%	21%	13%

Services revenue	83%	90%	90%
Product	12%	4%	4%
Reimbursed expenses	5%	6%	6%

Total revenue	100%	100%	100%

(1)	The Interelate Acquisition accounted for approximately one-third and one-fourth of the Managed services revenue in fiscal years 2005 and 2004, respectively.
Note Fifteen — Leases
      eLoyalty leases various office facilities under leases expiring at various dates through July 31, 2010. Additionally, eLoyalty leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $1,818, $1,966 and $2,509 for the fiscal years ended 2005, 2004 and 2003, respectively. These amounts exclude rental payments related to office space reductions, which were $456, $643 and $1,747 in fiscal years 2005, 2004 and 2003, respectively.
      Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount

2006	$1,604
2007	972
2008	544
2009	544
2010	321

$3,985

      The aforementioned amounts do not include facility costs that eLoyalty has accrued as part of the severance and related costs related to restructuring activities as discussed in Note Four of $373 and $281 for fiscal years 2006 and 2007, respectively. These amounts have been reduced by minimum sublease rentals of $167 and $125 due in the future for fiscal years 2006 and 2007, respectively, under non-cancelable subleases.

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under its bylaws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity or in certain related capacities. The Company has a separate indemnification agreement with its directors and officers that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2005.
Note Seventeen — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2005

	1st	2nd		3rd		4th	Year

Revenue	$19,490	$19,613		$21,307		$18,598	$79,008
Operating loss	$(2,009)	$(3,012	) (1)	$(557	) (2)	$(2,443)	$(8,021)
Net loss available to common stockholders	$(2,301)	$(3,304	) (1)	$(814	) (2)	$(2,682)	$(9,101)
Basic net loss per share	$(0.37)	$(0.52)		$(0.12)		$(0.41)	$(1.43)
Diluted net loss per share	$(0.37)	$(0.52)		$(0.12)		$(0.41)	$(1.43)
Shares used to calculate basic net loss per share (in millions)	6.22	6.31		6.71		6.50	6.36
Shares used to calculate diluted net loss per share (in millions)	6.22	6.31		6.71		6.50	6.36

eLOYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended 2004

	1st	2nd	3rd		4th	Year

Revenue	$14,424	$18,176	$19,942		$20,031	$72,573
Operating loss	$(2,344)	$(488)	$(2,121	) (3)	$(1,732)	$(6,685)
Net loss available to common stockholders	$(2,688)	$(786)	$(2,455	) (3)	$(1,437)	$(7,366)
Basic net loss per share	$(0.45)	$(0.13)	$(0.41)		$(0.23)	$(1.22)
Diluted net loss per share	$(0.45)	$(0.13)	$(0.41)		$(0.23)	$(1.22)
Shares used to calculate basic net loss per share (in millions)	5.93	5.99	6.06		6.13	6.03
Shares used to calculate diluted net loss per share (in millions)	5.93	5.99	6.06		6.13	6.03

(1)	Includes a $515 charge relating to severance and related costs associated with cost reduction plans.

(2)	Includes $104 of income related to a favorable adjustment primarily related to a previous estimated severance cost accrual.

(3)	Includes a $809 charge relating to severance and related costs associated with cost reduction plans.

eLOYALTY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Additions
	Balance at	Charged to		Charged to			Balance
Description of Allowance	Beginning	Costs and		Other			at End of
and Reserves	of Period	Expenses		Accounts	Deductions		Period

Valuation allowance for doubtful accounts:
Year ended December 31, 2005	$389	(201	)(1)	—	—		$188
Year ended January 1, 2005	$1,493	(502	)(1)	—	(602)		$389
Year ended December 27, 2003	$1,590	—		—	(97)		$1,493
Valuation allowance for deferred tax assets:
Year ended December 31, 2005	$52,610	2,976		—	(920	)(2)	$54,666
Year ended January 1, 2005	$53,334	—		—	(724)		$52,610
Year ended December 27, 2003	$40,773	12,561		—	—		$53,334

(1)	Reflects recovery of previous reserved balance.

(2)	The valuation allowance and deferred tax assets decreased $920 in 2005 as a result of adjustments to the deferred tax accounts for the write-off of certain state net operating loss deferred tax assets, as well as revisions to the prior year deferred tax asset accounts and the related valuation allowance that were in offsetting amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
      An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (the end of our fiscal year). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      For information about our executive officers, see “Executive Officers of the Company” included as Item 4A of Part I of this report. The information contained under the captions “Director Election” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed by eLoyalty for its 2006 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.
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
      The information under “Director Election — Compensation of Directors” and “Executive Compensation — Summary Compensation Table,” “— Compensation Committee Interlocks and Insider Participation,” “— Option Exercises in Fiscal 2005 and Option Values at December 31, 2005,” “— Employment Contracts and Employment Termination and Change in Control Arrangements” in the Proxy Statement to be filed by eLoyalty for its 2006 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by eLoyalty for its 2006 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.
      The following table shows, as of December 31, 2005, information regarding outstanding awards under all compensation plans of eLoyalty (including individual compensation arrangements) under which equity securities of eLoyalty may be delivered:

	Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(1)	Warrants and Rights	Future Issuance(1)(2)

Equity compensation plans approved by security holders	531,024	$26.31	359,715	(3)
Equity compensation plans not approved by security holders	21,341	$38.25	79,626

Total(4)	552,365	$26.78	439,341

(1)	Reflects number of shares of the Company’s common stock.

(2)	All of the securities available for future issuance listed herein may be issued other than upon the exercise of an option, warrant or similar right. All of these shares are available for award in the form of restricted stock, bonus stock, performance shares or similar awards under eLoyalty’s applicable equity compensation plans.

(3)	eLoyalty’s plan that has been approved by its stockholders is the 1999 Stock Incentive Plan. This plan includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares available for awards, other than incentive stock options, automatically increases by an amount equal to five percent (5%) of the number of shares of common stock then outstanding.

(4)	Does not include (i) shares of restricted common stock held by employees, of which 1,049,284 shares were issued and outstanding as of December 31, 2005, which are included in the amount of issued and outstanding shares or (ii) 130,673 shares of common stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company.
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
      The information under the caption “Ratification of Selection of Independent Public Accountants — Principal Accounting Fees and Services” in the Proxy Statement to be filed by eLoyalty for its 2006 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2006.

eLoyalty Corporation

By	/s/ Kelly D. Conway

Kelly D. Conway
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 23rd day of March 2006.

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

EXHIBIT INDEX
      We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the Securities and Exchange Commission (“SEC”) as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are those listed below as Exhibits 10.2 through 10.7, inclusive, and Exhibits 10.19 through 10.29, inclusive.

Exhibit
No.		Description of Exhibit

3.1		Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).

3.2		Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No. 1 to eLoyalty’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).

3.3		Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:59a.m., eastern time, December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.4		Certificate of Amendment to eLoyalty’s Certificate of Incorporation, effective 7:58a.m., eastern time, December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.5		Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.6		Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.7		By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).

4.1		Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).

4.2		Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).

4.3		Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.1		Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).

10	.2*	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty’s Tender Offer Statement on Schedule TO filed October 15, 2001).

10	.3*	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10	.4*	Summary of Discretionary Cash Bonus Program for Executive Officers (filed as Exhibit 10.18 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 0-27975)).

10	.5*	Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1).

10	.6*	Employment Agreement, dated as of November 7, 2002, between eLoyalty Corporation and Kelly D. Conway (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).

I-1

Exhibit
No.		Description of Exhibit

10	.7*	Summary of eLoyalty Corporation’s Vice President Compensation Program, as amended, May 11, 2005 (filed as Exhibit 99.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.8		Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.9		Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).

10.10		Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.11		Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.12		Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.13		Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.14		Amendment No. 7 to Loan Agreement, dated as of December 23, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.19 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.15		Amendment No. 8 to Loan Agreement, dated as of December 21, 2004, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10	.16+	Amendment No. 9 to Loan Agreement, dated as of December 2, 2005, between LaSalle Bank National Association and eLoyalty Corporation.

10	.17+	Amendment No. 10 to Loan Agreement, dated as of December 22, 2005, between LaSalle Bank National Association and eLoyalty Corporation.

10.18		Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10	.19*	Employment Agreement, dated January 2 and 8, 2001, and effective January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

10	.20*	Indemnification Agreement, effective as of January 29, 2001, between Jay A. Istvan and eLoyalty (filed as Exhibit 10.4 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-27975).

10	.21*	Employment Agreement, effective June 1, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).

10	.22*	Indemnification Agreement, dated June 11, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).

10	.23*	Form of Restricted Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.23 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10	.24*	Form of Installment Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.24 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

I-2

Exhibit
No.		Description of Exhibit

10	.25*	Employment Agreement, dated December 17, 2004, between Christopher Danson and eLoyalty (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10	.26*	Indemnification Agreement, effective as of December 17, 2004, between Christopher Danson and eLoyalty (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10	.27*	Employment Agreement, dated January 21, 2002, between Karen Bolton and eLoyalty (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10	.28+*	Summary of Director Compensation.

10	.29+*	Summary of 2006 Named Executive Officer Compensation.

14.1		Code of Conduct (filed as Exhibit 14.1 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).

21	.1+	Subsidiaries of eLoyalty Corporation.

23	.1+	Consent of PricewaterhouseCoopers LLP.

24	.1+	Power of Attorney from Tench Coxe, Director.

24	.2+	Power of Attorney from Jay C. Hoag, Director.

24	.3+	Power of Attorney from John T. Kohler, Director.

24	.4+	Power of Attorney from Michael J. Murray, Director.

24	.5+	Power of Attorney from John C. Staley, Director.

31	.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2+	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1+	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Represents a management contract or compensatory plan or arrangement.

I-3