Form 10-Q
period 2006-04-01
ELOYALTY CORP
filed 2006-05-12
CIK 1094348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 1, 2006
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
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 9, 2006 was 7,662,592.

Part I. Financial Information
Item 1. Financial Statements
eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	April 1,	December 31,
	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents	$15,590	$17,851
Restricted cash	409	524
Short-term investments	4,000	4,000
Receivables (net of allowances of $149 and $188)	12,070	10,801
Prepaid expenses	4,643	3,661
Other current assets	765	202

Total current assets	37,477	37,039
Equipment and leasehold improvements, net	3,206	3,131
Goodwill	2,643	2,643
Intangibles, net	1,075	1,181
Long-term receivables and other	1,209	1,234

Total assets	$45,610	$45,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable	$2,166	$1,974
Accrued compensation and related costs	3,944	3,102
Unearned revenue	4,789	3,576
Other current liabilities	4,580	3,046

Total current liabilities	15,479	11,698
Long-term unearned revenue	963	864
Other long-term liabilities	226	281

Total liabilities	16,668	12,843

Commitments and contingencies (Note 10)
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,099,724 and 4,099,968 shares issued and outstanding with a liquidation preference of $21,275 and $21,642 at April 1, 2006 and December 31, 2005, respectively	20,909	20,910

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,662,202 and 7,611,915 shares issued and outstanding, respectively	77	76
Additional paid-in capital	143,899	149,949
Accumulated deficit	(132,099)	(128,662)
Accumulated other comprehensive loss	(3,844)	(3,947)
Unearned compensation	—	(5,941)

Total stockholders’ equity	8,033	11,475

Total liabilities and stockholders’ equity	$45,610	$45,228

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the
	Three Months Ended
	April 1,	April 2,
	2006	2005
Revenue
Services and other	$17,667	$18,102
Product	1,960	1,388

Total revenue	19,627	19,490

Operating Expenses:
Cost of services and other	15,036	13,584
Cost of product	1,182	1,134

Total cost of revenue, exclusive of depreciation and amortization shown below:	16,218	14,718
Selling, general and administrative	6,033	5,087
Severance and related costs	387	—
Depreciation and amortization	534	1,694

Total operating expenses	23,172	21,499

Operating loss	(3,545)	(2,009)
Interest income (expense) and other, net	150	77

Loss before income taxes	(3,395)	(1,932)
Income tax provision	42	—

Net loss	(3,437)	(1,932)
Dividends related to Series B preferred stock	(366)	(369)

Net loss available to common stockholders	$(3,803)	$(2,301)

Basic net loss per common share	$(0.58)	$(0.37)

Diluted net loss per common share	$(0.58)	$(0.37)

Shares used to calculate basic net loss per share	6,596	6,224

Shares used to calculate diluted net loss per share	6,596	6,224

Noncash compensation included in individual line items above:
Cost of services and other	$257	$283
Selling, general and administrative	449	410

Total noncash compensation	$706	$693

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the
	Three Months Ended
	April 1,	April 2,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(3,437)	$(1,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	1,694
Noncash Compensation	706	693
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(1,252)	97
Prepaids and other current assets	(1,537)	(922)
Accounts payable	191	474
Accrued compensation and related costs	351	(949)
Unearned revenue	1,312	(1,014)
Other liabilities	1,827	(432)
Long-term receivables and other	51	209

Net cash used in operating activities	(1,254)	(2,082)

Cash Flows from Investing Activities:
Interelate acquisition	—	4
Sale of short-term investments	—	3,300
Purchase of short-term investments	—	(297)
Capital expenditures and other	(503)	(75)

Net cash (used in) provided by investing activities	(503)	2,932

Cash Flows from Financing Activities:
Decrease in restricted cash	115	34
Payment of Series B dividends	(732)	(742)
Proceeds from exercise of stock options	38	—

Net cash used in financing activities	(579)	(708)

Effect of exchange rate changes on cash and cash equivalents	75	(171)

Decrease in cash and cash equivalents	(2,261)	(29)
Cash and cash equivalents, beginning of period	17,851	20,095

Cash and cash equivalents, end of period	$15,590	$20,066

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net	$—	$(4)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share data)
Note 1 — General
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we” or “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of April 1, 2006, the condensed consolidated results of our operations for the three months ended April 1, 2006 and April 2, 2005 and our condensed consolidated cash flows for the three months ended April 1, 2006 and April 2, 2005, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.
     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Note 2 — Short-term Investments
     At April 1, 2006 and December 31, 2005, we held $4,000 of short-term investments. These short-term investments consisted of auction rate municipal bonds and auction rate preferred funds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. Between auctions, while there is not a formal, established secondary market for these securities, our investment advisors have informed us that they are readily salable. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.
Note 3 — Revenue Recognition
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
     Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral Analytics offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of April 1, 2006, and December 31, 2005, we had deferred revenue totaling $1.9 million and $1.2 million, respectively, related to Behavioral Analytics installations. This deferred revenue will be recognized over the term of the specific subscription contract.

The term of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our condensed consolidated balance sheet totaled $1.8 million at April 1, 2006 compared to $1.2 million at December 31, 2005.
     Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.
     Software revenue is recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”. If sufficient vendor-specific objective evidence (“VSOE”) does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement have been delivered, unless the undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods.
     In accordance with EITF 00-21, “Revenue Arrangements with Multiple Elements”, arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element, as described above. If fair value for each element cannot be established, revenue is deferred until all elements, other than PCS activities, have been delivered to the client.
     In the first quarter of 2006, we deferred approximately $0.7 million of Behavioral Analytics Managed Services revenue as there were undelivered elements whose fair value could not currently be established. We anticipate this revenue will be recognized by the end of the third quarter of 2006, immediately upon delivery of the remaining non-PCS elements.
     Losses on engagements, if any, are recognized when they are probable and estimable.
     Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as Unearned Revenue until revenue recognition criteria are met.
Note 4 — Stock Based Compensation
     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, beginning January 1, 2006, using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.
     Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.
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

     Stock option awards may be in the form of incentive or non-statutory options, provided that incentive stock options may only be granted to officers and employees of eLoyalty. Stock options are generally granted with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. Although the Compensation Committee has the authority to set other terms, the options generally become exercisable over a period of four years. The initial vesting may occur after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award may vest in equal monthly increments over the four-year period. As of April 1, 2006, there were a total of 758,611 shares available for future grants under the 1999 and 2000 Plans.
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
     The following table illustrates the pro forma effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months ended April 2, 2005.

For the
Three Months
Ended
April 2,
2005
Net loss available to common stockholders as reported	$(2,301)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	693
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(796)

Pro forma	$(2,404)

Basic net loss per share:
As reported	$(0.37)

Pro forma	$(0.39)

Diluted net loss per share:
As reported	$(0.37)

Pro forma	$(0.39)

     Historical company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.
     There were no stock options granted during the first quarter of 2006 or 2005.
     The following table summarizes the activity of stock options and the stock options outstanding and exercisable as of April 1, 2006:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Fair Value
	Option	Average	Contractual	of Option
	Shares	Exercise Price	Life (Years)	Grants
Outstanding as of December 31, 2005	552,365	$26.78	6.1

Granted	—	$—		$—
Exercised	(10,000)	$3.75
Forfeited	(3,453)	$67.17

Outstanding as of April 1, 2006	538,912	$26.94	5.9

Exercisable as of April 1, 2006	476,091	$30.00

Outstanding Intrinsic Value at April 1, 2006	$2,544

Exercisable Intrinsic Value at April 1, 2006	$1,808

     As of April 1, 2006, there remains $219 of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 0.9 years.
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
     Restricted and installment stock award activity was as follows for the quarter ended April 1, 2006:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2005	1,179,957	$5.35
Granted	65,000	$13.48
Vested	(122,718)	$5.79
Forfeited	(222)	$5.20

Nonvested balance at April 1, 2006	1,122,017	$5.78

     As a result of adopting the new standard, we recognized incremental stock compensation expense of $72 in the first quarter of 2006. Total stock compensation expense totaled $706 in the first quarter of 2006. The cumulative effect adjustment related to future forfeitures was immaterial. eLoyalty has elected to recognize stock compensation expense on a straight-line basis. eLoyalty did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction totaled $1,077. As of April 1, 2006, there remains $5,705 of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 2.9 years.
     The total fair value of stock options exercised was $135 and the total fair value of restricted stock awards vested was $1,653 during the three months ended April 1, 2006. The total fair value of stock options exercised was $0 and the total fair value of restricted stock awards vested was $825 during the three months ended April 2, 2005. The intrinsic value of stock options vested during the three months ended April 1, 2006 and April 2, 2005 was $137 and $31, respectively.
Note 5 — Severance and Related Costs
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

     In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. Severance and related costs in the first quarter of 2006 was $387 compared to $0 in the first quarter of 2005. The $387 of expense recorded in the first quarter of 2006 is primarily related to $400 of employee severance and related costs for the elimination of one position in our North America segment, offset by a favorable adjustment of $13 primarily related to previously estimated facility cost accruals.
     During the three months ended 2006, eLoyalty made cash payments of $104 related to cost reduction actions initiated in 2005 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the second quarter of 2006 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.
     The severance and related costs and their utilization for the first three months of 2006 are as follows:

	Employee
	Severance	Facilities	Other	Total

Balance, December 31, 2005	$44	$654	$4	$702

Charges	400	—	—	400
Adjustments	—	(13)	—	(13)
Charged to severance and related costs	400	(13)	—	387
Payments	(15)	(88)	(1)	(104)

Balance, April 1, 2006	$429	$553	$3	$985

     Of the $985 that remained reserved as of April 1, 2006, $185 related to future lease payments, net of estimated sublease recoveries, is recorded in “Long-term liabilities,” $429 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $371 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $368 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.
Note 6 — Comprehensive Net Loss
     Comprehensive net loss is comprised of the following:

	For the
	Three Months Ended
	April 1,	April 2,
	2006	2005
Net loss	$(3,437)	$(1,932)
Other comprehensive loss:
Effect of currency translation	103	(216)

Comprehensive net loss	$(3,334)	$(2,148)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3,844 and $3,947 at April 1, 2006 and December 31, 2005, respectively.
Note 7 — Loss Per Share
     The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the
	Three Months Ended
	April 1,	April 2,
	2006	2005
Net loss	$(3,437)	$(1,932)
Series B preferred stock dividends	(366)	(369)

Net loss available to common stockholders	$(3,803)	$(2,301)

Weighted average common shares outstanding (in thousands)	6,596	6,224

     In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents that would have been included in the computation of diluted loss per share if they had been dilutive was 4,853 and 4,813 for the three months ended April 1, 2006 and April 2, 2005, respectively.
Note 8 — Segment Information
     eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of U.S. and Canada) and International. The following table reflects revenue and operating results by reportable segment for the three months ended April 1, 2006 and April 2, 2005, respectively, and total assets by reportable segment as of April 1, 2006 and December 31, 2005.

	North
For the Three Months Ended	America	International	Total
Revenue
2006	$18,139	$1,488	$19,627
2005	$17,819	$1,671	$19,490
Operating income (loss)
2006	$(3,922)	$377	$(3,545)
2005	$(1,426)	$(583)	$(2,009)
Depreciation and amortization expense
2006	$525	$9	$534
2005	$1,685	$9	$1,694
Capital expenditures
2006	$503	$—	$503
2005	$75	$—	$75
Total assets
April 1, 2006	$39,238	$6,372	$45,610
December 31, 2005	$40,010	$5,218	$45,228

For the Three Months Ended
	North America			International
	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2006	$16,774	$1,365	$18,139	$4	$1,393	$54	$37	$1,488	$19,627
2005	$16,382	$1,437	$17,819	$499	$955	$178	$39	$1,671	$19,490
     Total tangible long-lived assets for U.S. operations are $3,339 and $3,306 at April 1, 2006 and December 31, 2005, respectively.
     The increase in International operating income is due to a one-time favorable impact of $0.8 million to reflect revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006.

     Percentage of total revenue for the three months ended 2006 and 2005, respectively, is as follows:

	For the Three Months
	Ended
	4/01/2006	4/02/2005
Revenue:
Consulting services	59%	62%
Managed services	27%	26%

Services revenue	86%	88%
Product	10%	7%
Reimbursed expenses	4%	5%

Total revenue	100%	100%

Note 9 — Recent Accounting Pronouncements
     In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. eLoyalty adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations.
Note 10 — Litigation and Other Contingencies
     eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty’s financial position, results of operations or cash flows.
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
     Under its bylaws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity or in certain related capacities. The Company has a separate indemnification agreement with each of its directors and officers that requires it, subject to certain exceptions, to indemnify the director or officer to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of April 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     For information about forward-looking statements, see discussion under “Factors That May Affect Future Results or Market Price of Stock”.
Background
     eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals throughout North America and an additional presence in Europe, eLoyalty offers a broad range of enterprise customer relationship management (“CRM”) services and solutions that include creating customer strategies; defining technical architectures; improving sales, service and marketing processes; and selecting, implementing, integrating, supporting and hosting best-of-breed CRM and analytics software applications.
     eLoyalty derives its revenue from three primary sources: Consulting services, Managed services and the sale of Product. Consulting services involve evaluating, selecting, building or integrating CRM systems for clients. Managed services involve a range of contact center services from routine maintenance and technology upgrades to the resolution of highly complex issues that involve multiple technology components and vendors. Product revenue consists of software and hardware primarily sold through our Converged Internet Protocol Contact Center (“CIPCC”) service line. The majority of this revenue relates to reselling products from Cisco Systems, Inc.
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
Overview of the Results of Operations and Financial Position
     The following is an overview of our operating results and financial position for the first quarter of 2006, which includes a discussion of significant events, revenue, operating expenses, gross profit margins and cash flow for this period. The following table summarizes the major components of our revenue over the last six quarters.
     Revenue

(000’s)	For the Three Months Ended
Dollars	04/01/2006	12/31/2005	10/01/2005	07/02/2005	04/02/2005	01/01/2005

Revenue:
Consulting services	$11,660	$10,818	$12,176	$10,931	$12,088	$12,965
Managed services	5,219	4,987	4,109	5,424	5,023	5,275

Services revenue	16,879	15,805	16,285	16,355	17,111	18,240
Product	1,960	1,896	4,092	2,334	1,388	773
Reimbursed expenses	788	897	930	924	991	1,018

Total revenue	$19,627	$18,598	$21,307	$19,613	$19,490	$20,031

	For the Three Months Ended
Percentage of Revenue	04/01/2006	12/31/2005	10/01/2005	07/02/2005	04/02/2005	01/01/2005

Revenue:
Consulting services	59%	58%	57%	56%	62%	65%
Managed services	27%	27%	19%	28%	26%	26%

Services revenue	86%	85%	76%	84%	88%	91%
Product	10%	10%	19%	12%	7%	4%
Reimbursed expenses	4%	5%	5%	4%	5%	5%

Total revenue	100%	100%	100%	100%	100%	100%

     Revenue levels are driven by the ability of our professional business development teams, account partners, service line managers and senior delivery personnel to secure new client engagements and to deliver services and solutions that add value to our clients. In the first quarter of 2006, we added eleven new customers. While not all of these relationships are or may become economically significant or are ultimately sustainable over the long term, they do provide the opportunity to build the type of lasting relationships that we achieve with many of our clients — 84% of our first quarter 2006 revenue came from clients who were also clients in the first quarter of 2005.
     Our customer concentration levels in the first quarter of 2006 were higher than those in fiscal year 2005, however, they continue to be below concentration levels experienced in prior years. Customer concentration for our top customer was 13% of revenue in the first quarter of 2006 and fourth quarter of 2005, and 17% of revenue in the first quarter of 2005. Our top 5 and 10 customers accounted for 44% and 63% of revenue in the first quarter of 2006. This compares to 35% and 53% of revenue and 46% and 64% of revenue for those same categories in the fourth quarter of 2005 and the first quarter of 2005, respectively. As a result of these concentration levels, changes in spending by our top customers may result in fluctuations in revenue and profitability.
     Consulting services accounted for 59%, 58% and 62%, respectively, of our total revenue in the first quarter of 2006, fourth quarter of 2005 and first quarter of 2005. In the first quarter of 2006, Consulting services revenue increased 8% compared to fourth quarter of 2005 and decreased 3% compared to the first quarter of 2005. The increase in Consulting services revenue in the first quarter of 2006 compared to the fourth quarter of 2005 is primarily due to recognition of revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006. The decrease in Consulting services revenue in the first quarter of 2006 compared to the first quarter of 2005 is primarily due to decreased spending by our five largest clients, partially offset by the recognition of revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006. In fiscal year 2005, Consulting services revenue of $46.0 million declined 8% compared to fiscal year 2004. The primary reason for this decrease was a reduction in Consulting services spending by our five largest clients in fiscal year 2005 as compared to the five largest clients in fiscal year 2004, partially offset by increased spending at various new and existing clients. In fiscal year 2004, we saw only slight growth in our Consulting services revenue, as clients remained cautious regarding their use of outside resources. In fiscal year 2004, Consulting services revenue grew to $50.2 million, or about 4%, over fiscal year 2003. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.
     We continue to derive an increased percentage of our revenue from our Managed services offerings. Managed services contracts typically have longer terms than Consulting services contracts and provide a more stable and predictable revenue stream with lower overall selling costs. In addition, because of continued rate and margin pressure in our Consulting services business, Managed services revenue tends to yield higher gross profit margins (revenue excluding reimbursed expenses less cost of revenue excluding reimbursed expenses, depreciation and amortization). Managed services accounted for 27% of our total revenue in the first quarter of 2006 and fourth quarter of 2005, and 26% of our total revenue in the first quarter of 2005. In the first quarter of 2006, Managed services revenue increased 4% compared to the fourth quarter of 2005 and first quarter of 2005. The increase in Managed services revenue in the first quarter of 2006 compared to the fourth quarter of 2005 is primarily due to the impact of several new agreements within our CIPCC service line. In fiscal years 2005, 2004 and 2003, Managed services, in the aggregate, accounted for 25%, 21% and 13%, respectively, of our total revenue. Of the increase in Managed services revenue in fiscal year 2005 from fiscal year 2004, $3.2 million reflects the full year impact of the Interelate Acquisition; $1.5 million was driven by growth in Contact Center Managed Services through our CIPCC service line and $0.6 million was from growth in Behavioral Analytics Managed Services. The growth in these areas was partially offset by a $0.7 million decrease in revenue from legacy remote application maintenance and support Managed services.
     Engagements related to our Behavioral Analytics offering require installation activities to be performed prior to the commencement of the subscription services. Fees associated with these installations are deferred and recognized over the anticipated term of the subscription. The term of these subscription contracts generally range from three to five years. In addition, the engagements are complex and, in some cases, the delivery of a specific element may not occur until after we are providing the subscription services to the client. In these cases, revenue is deferred for all associated elements within this engagement until all elements, except post implementation services, are delivered (see Note 3).
     Product revenue accounted for 10% of our total revenue in the first quarter of 2006 and fourth quarter of 2005 and 7% in the first quarter of 2005, respectively. In fiscal years 2005, 2004 and 2003, Product revenue, in the aggregate, accounted for 12%, 4% and 4%, respectively, of our total revenue. While this revenue is primarily driven by the growth in our CIPCC service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.
  Managed Services Backlog
     As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of remaining “backlog” associated with these agreements. The Managed services backlog was $44.9 million as of April 1, 2006, $26.7 million as of December 31, 2005 and $11.3 million as of April 2, 2005. Of the April 1, 2006 backlog, approximately 54% is related to our Behavioral Analytics offerings, 34% is related to our CIPCC offerings and the remaining balance is from other Managed services. eLoyalty uses the term “backlog” with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on and over the life of the contracted term and, when applicable, anticipated levels of usage and performance. Actual usage and performance however might vary from anticipated levels. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause but, in substantially all cases, early termination requires that the customer make a substantial early termination payment. Managed services contracts range from six months to five years in duration.
  Operating Expenses
     The primary categories of operating expenses include cost of revenue (excluding depreciation and amortization), and selling, general and administrative expenses. Cost of revenue is primarily driven by the costs associated with our delivery personnel, third-party pass-through services related to our Managed services business and cost of third-party Product. Cost of revenue as a percentage of revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and the relative mix of business between Consulting services, Managed services and Product. The cost of Product is impacted by our ability to qualify for rebates from our largest Product vendor. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. Due to the nature of qualification for these rebates, we recognize these rebates in our financial statements in the period when any contingency associated with the contractual payment is resolved. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Selling expense is driven primarily by business development activities, the ongoing marketing of our service lines, other targeted marketing programs, and CRM thought leadership publications. General and administrative costs primarily include costs for our global support functions, technology infrastructure and applications and office space.
     In the first quarter of 2006, we recognized severance and related charges in the amounts of $0.4 million. In the fourth quarter of 2005 and first quarter of 2005 there were no severance and related charges. In fiscal years 2005, 2004 and 2003, we recognized severance and related charges in the amounts of $0.4 million, $0.9 million, and $2.4 million, respectively, primarily for employee severance payments, facility reductions and related activities. Although we believe that eLoyalty has sized its operation to the level appropriate for its anticipated revenue and business requirements, technology shifts affecting the mix of revenue, as well as unexpected declines in demand for our offerings, may result in future charges related to additional personnel reductions (see Note 5).
  Gross Profit Margins, Exclusive of Depreciation and Amortization
     Services and other gross profit margins for the first quarter of 2006 and first quarter of 2005 were 15% and 25%, respectively. Services and other gross profit margins for fiscal years 2005, 2004 and 2003 were 23%, 27% and 22%, respectively. Services and other gross profit margin is defined as Services and other revenue less Cost of services and other, divided by Services and other revenue. Amortization and depreciation costs are not included in our Cost of services and other. Billable utilization and billing rates are two metrics that directly impact Services and other gross profit margin. Billable utilization was 67% in the first quarter of 2006, 68% in the fourth quarter of 2005 and 71% in the first quarter of 2005. Our billing rate increased to $161 in the first quarter of 2006 compared to $153 in the fourth quarter of 2005 and $156 in the first quarter of 2005. The higher billing rate in the first quarter of 2006 reflects recognition of revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006. The billing rate, exclusive of this incremental revenue, would have been $150 in the first quarter of 2006. The decrease in Services and other gross profit margin in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to investment in our Behavioral Analytics and CIPCC offerings, the reduction of billable utilization and the lower net billing rate, partially offset by the revenue related to the minimum purchase agreement. Billable utilization in fiscal year 2005 decreased to 72% from 74% in fiscal year 2004. Our billing rate for fiscal year 2005 decreased to $154 compared to $161 for fiscal year 2004. The decrease in Services and other gross profit margin in fiscal year 2005 compared to fiscal year 2004 resulted primarily from a reduction in our billable utilization and billing rate. To combat margin compression, as we replaced attrition and grew headcount to support our revenue growth in fiscal years 2005 and 2004, we continued to improve the leverage model within our delivery teams by hiring personnel primarily at the lower levels of our career path.
     Product gross profit margin is defined as Product revenue less Cost of product (which is net of rebates), divided by Product revenue. The cost of our Product is impacted by our ability to qualify for rebates from our largest Product vendor. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. Due to the nature of qualification for these rebates, we recognize these rebates in our financial statements in the period when any contingency associated with the contractual payment is resolved. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Product gross profit margins can fluctuate based on the timing of these rebates. The impact of these rebates is more prominent in review of quarterly results. The Product gross profit margins for the first quarter of 2006 and the first quarter of 2005 were 40% and 18%, respectively. In the first quarter of 2006, these rebates totaled $0.5 million compared to $0.2 million in the first quarter of 2005. The impact of the rebates is less pronounced in our annual results. Product gross profit margins for fiscal years 2005, 2004 and 2003 were 25%, 23% and 19%, respectively.
  Cash Flow
     In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash of $52.1 million. Since the end of fiscal year 2001, total cash has decreased $36.1 million as of April 1, 2006, which includes the effect of our $4.0 million investment in short-term securities, which is discussed in Note 2.
     As of April 1, 2006, total cash was $16.0 million, a $2.4 million reduction compared to December 31, 2005, and a $2.4 million reduction in fiscal year 2005 compared to fiscal year 2004. In the first quarter of 2006, the $2.4 million reduction in total cash was driven by the impact of operating losses, the use of cash for capital expenditures, annual corporate insurance payments and the payment of Series B dividends, partially offset by prepayments by our clients related to our Managed services contracts. In fiscal year 2005, the $2.4 million reduction in total cash was driven by the use of cash in operating activities, primarily the payment of accrued 2004 non-VP bonuses, annual corporate insurance payments and payments with respect to severance and related costs, as well as the payment of Series B dividends and the impact of capital expenditures. Proceeds received from the sale of short-term investments in fiscal year 2005, partially offset the cash usage discussed above. Days sales outstanding (“DSO”) increased by 3 days to 55 days in the first quarter of 2006 from 52 days in the fourth quarter of 2005 and increased by 4 days from 51 days in the first quarter of 2005.
  Business Outlook
     In fiscal year 2006, we anticipate our Services revenue to reflect slight growth in our Consulting services revenue and continued strong growth in our Managed services revenue. This anticipated growth will be driven primarily by our Behavioral Analytics and CIPCC service lines. Other sources of revenue, such as remote application maintenance and support and Marketing Managed Services, are likely to decline in 2006 as we continue to shift our focus and resources toward growth areas. We expect to significantly increase our Managed services “backlog” as a result of this growth in these service lines. See “Managed Services Backlog.”
     Product revenue is anticipated to continue to increase as it is driven by growth within the CIPCC service line. However, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the product supplier for the engagement. As a result, it is difficult to anticipate a particular level of Product revenue in any given quarter.
     We continue to be encouraged by the addition of new customers and expect to add more new clients in fiscal year 2006 compared to fiscal year 2005, although the initial strength of, and rate of increase in, the spending of new customers is difficult to predict. In addition, we believe that our improved operational discipline, in conjunction with expected revenue improvement, a higher proportion of Managed services revenue, and expected consistent levels of utilization, will continue to move the Company closer to profitability in fiscal year 2006. Our ability to successfully respond to these uncertainties and to improve operating profit will depend, in part, on our ability to continue to offer and deliver innovative solutions via our service lines and to continue to execute our cost management strategy to maintain our lower cost structure. There can be no assurance, however, that we will be able to successfully execute these strategies.
     In fiscal year 2006, the Company will continue to have cash obligations related to capital expenditure requirements and severance and related charges, as well as an expectation of Series B stock cash dividends. Notwithstanding the uncertainties stated above, we believe that the Company’s total cash balances at April 1, 2006, together with other expected internally generated funds, are more than adequate to fund our operations over the next twelve months.
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
     eLoyalty derives a substantial majority of its revenue from professional services. Most of this revenue is from Consulting services that involve operational consulting and integrating or building of a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue utilizing the percentage-of-completion method as services are performed. Percentage-of-

completion estimates are based on the ratio of actual hours incurred to total estimated hours. For all other Consulting services, we recognize revenue as the service is performed. Revenue from fixed price Managed services contracts is recognized ratably over the contract period. As an example, many of our Contact Center Managed Services support and maintenance agreements are priced at a fixed amount for a specific period. For all other Managed services, we recognize revenue as the work is performed for the client as the amount billed is based upon the customer usage each month. For example, revenue related to email fulfillment services provided to a Marketing Managed Services client would be recognized as the work is performed, i.e. based on the number of emails distributed.
     Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are only recognized when any contingency associated with the contractual payment is resolved.
     Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral Analytics offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of April 1, 2006, and December 31, 2005, we had deferred revenue totaling $1.9 million and $1.2 million, respectively, related to Behavioral Analytics installations. This deferred revenue will be recognized over the term of the specific subscription contract. The term of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our condensed consolidated balance sheet totaled $1.8 million at April 1, 2006 compared to $1.2 million at December 31, 2005.
     Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19.
     Software revenue is recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”. If sufficient vendor-specific objective evidence (“VSOE”) does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement have been delivered, unless the undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods.
     In accordance with EITF 00-21, “Revenue Arrangements with Multiple Elements”, arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element, as described above. If fair value for each element cannot be established, revenue is deferred until all elements, other than PCS activities, have been delivered to the client.
     In the first quarter of 2006, we deferred approximately $0.7 million of Behavioral Analytics Managed Services revenue as there were undelivered elements whose fair value could not currently be established. We anticipate this revenue will be recognized by the end of the third quarter of 2006, immediately upon delivery of the remaining non-PCS elements.
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

     We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during 2006 and fiscal years 2001 through 2005. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.
First Quarter 2006 Compared with First Quarter 2005
  Revenue
     Our revenue increased $0.1 million, or 1%, to $19.6 million in the first quarter of 2006 from $19.5 million in the first quarter of 2005. Revenue from Consulting services decreased $0.4 million, or 3%, to $11.7 million in the first quarter of 2006 from $12.1 million in the first quarter of 2005. Consulting services revenue represented 59% and 62% of total revenue for the first quarter 2006 and 2005, respectively. The decrease in Consulting services revenue is primarily due to lower spending by our top five clients, partially offset by incremental revenue related to a minimum purchase agreement that expired at the end of the first quarter of 2006. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects. Revenue from Managed services increased $0.2 million, or 4%, to $5.2 million in the first quarter of 2006 from $5.0 million in the first quarter of 2005. Managed services revenue represented 27% and 26% of total revenue for the first quarter 2006 and 2005, respectively. Revenue from the sale of Product increased $0.5 million, or 36% to $1.9 million in the first quarter of 2006 from $1.4 million in the first quarter of 2005. Revenue from the sale of Product represented 10% and 7% of total revenue for the first quarter 2006 and 2005, respectively. While this revenue is primarily driven by the growth in our CIPCC service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
     Revenue from North American operations increased $0.3 million, or 2%, to $18.1 million in the first quarter of 2006 from $17.8 million in the first quarter of 2005. International operations revenue (which primarily represents revenue from Europe and Australia) decreased $0.2 million, or 12%, to $1.5 million in the first quarter of 2006 from $1.7 million in the first quarter of 2005. International operations revenue included a one-time favorable impact of $0.8 million to reflect revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006. As a percentage of consolidated revenue, revenue from International operations represented 8% and 9% of total revenue for the first quarter 2006 and 2005, respectively.
     Utilization of billable consulting personnel was 67% and 71% for the first quarter 2006 and 2005, respectively. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $161 and $156 for the first quarter 2006 and 2005, respectively. The higher billing rate in the first quarter of 2006 reflects recognition of revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006. The billing rate, exclusive of this incremental revenue, would have been $150 in the first quarter of 2006.
     Our revenue concentration has decreased as our top 5 customers accounted for 44% and 46% of our revenue in the first quarter 2006 and 2005, respectively. The top 10 customers accounted for 63% and 64% of our revenue in the first quarter 2006 and 2005, respectively. In addition, the top 20 customers accounted for 78% of our revenue in the first quarter of 2006 and 79% of our revenue in the first quarter of 2005. One customer accounted for 10% or more of our revenue in the first quarter of 2006. United HealthCare Services, Inc. accounted for 13% of our revenue in the first quarter 2006 and 17% of our revenue in the first quarter of 2005. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

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
     Cost of revenue increased $1.5 million, or 10%, to $16.2 million in the first quarter of 2006 from $14.7 million in the first quarter of 2005. The increase is due to additional personnel costs primarily associated with increased use of subcontractors and investment in our Behavioral Analytics and CIPCC offerings. This increase in costs was partially offset by increased Product rebates received during the first quarter of 2006. Cost of revenue as a percentage of revenue increased to 83% in the first quarter of 2006 compared to 75% in the first quarter of 2005. The percentage increase in the first quarter of 2006 was primarily due to investment in our Behavioral Analytics and CIPCC offerings, the reduction of billable utilization and the lower net billing rate partially offset by the revenue related to the minimum purchase agreement and higher Product rebates.
  Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.
     Selling, general and administrative expenses increased $0.9 million, or 18%, to $6.0 million in the first quarter of 2006 from $5.1 million in the first quarter of 2005. This increase was primarily the result of increased personnel costs associated with supporting our Behavioral Analytics and CIPCC offerings.
  Severance and Related Costs
     Severance and related costs increased to $0.4 million in the first quarter of 2006. There were no severance and related costs for the first quarter of 2005. The $0.4 million of expense recorded in the first quarter of 2006 is primarily related to $0.4 million of employee severance and related costs for the elimination of one position in our North American segment partially offset by a favorable adjustment primarily related to previously estimated facility cost accruals. In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and will be realized in fiscal year 2006. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the second quarter of 2006, pursuant to agreements entered into with affected employees.
  Depreciation and Amortization
     Depreciation and amortization expense decreased $1.2 million, or 71%, to $0.5 million in the first quarter of 2006 compared to $1.7 million in the first quarter of 2005. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated. These assets were primarily related to our information technology infrastructure and our Marketing Managed Services.
  Operating Loss
     Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $3.5 million for the first quarter 2006, compared to an operating loss of approximately $2.0 million for the first quarter 2005.
  Interest Income (Expense) and Other, net
     Non-operating interest income (expense) and other remained constant at $0.1 million.

  Income Tax (Benefit) Provision
     Income taxes were almost $0 in the first quarter of 2006 and 2005. As of April 1, 2006, total deferred tax assets of $55.9 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.
  Net Loss Available to Common Stockholders
     We reported a net loss available to common stockholders of $3.8 million in the first quarter of 2006 as compared with a net loss available to common stockholders of $2.3 million in the first quarter of 2005. We reported a net loss of $0.58 per share on a basic and diluted basis in the first quarter of 2006 compared to a net loss of $0.37 per share on a basic and diluted basis in the first quarter of 2005.
Liquidity and Capital Resources
  Introduction
     Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances and our short-term investments. At April 1, 2006, we had cash and cash equivalents of approximately $15.6 million, restricted cash of approximately $0.4 million and short-term investments of $4.0 million. Our cash and cash equivalents position decreased $2.3 million, or 13%, to $15.6 million as of April 1, 2006 compared to $17.9 million as of December 31, 2005. We have classified our investments in auction rate securities as short-term investments (see Note 2). Short-term investments remained constant at $4.0 million as of April 1, 2006 and December 31, 2005. Restricted cash decreased $0.1 million, to $0.4 million as of April 1, 2006 compared to $0.5 million as of December 31, 2005. The $0.1 million decrease in restricted cash was primarily due to reducing the amount of outstanding letters of credit.
  Cash Flows from Operations
     Cash flows from operating activities were a use of approximately $1.3 million and $2.1 million during the first three months of 2006 and 2005, respectively. Net cash outflows of $1.3 million in 2006 arose primarily from operating losses and annual corporate insurance payments partially offset by prepayments by our clients related to our Managed services contracts. Net cash outflows of $2.1 million in 2005 arose primarily from operating losses, payment of accrued 2004 non-VP bonuses, annual corporate insurance payments, prepaid product maintenance contracts and payments with respect to severance and related costs. DSO of 55 days at April 1, 2006 represented an increase of 3 days compared to 52 days at December 31, 2005. We do not expect any significant collection issues with our clients. At April 1, 2006, there remained $1.0 million of unpaid severance and related costs (see Note 5).
  Cash Flows from Investing Activities
     Cash flows from investing activities decreased $3.4 million, to a use of cash of $0.5 million during the first three months of 2006 from a source of cash of $2.9 million during the first three months of 2005. During the first three months of 2006 cash outflow of $0.5 million related to capital expenditures and other. During the first three months of 2005 net short-term investments provided $3.0 million of cash offset by $0.1 million of capital expenditures and other. The level of capital expenditures for fiscal year 2006 may vary significantly depending on the number of new contracts for hosted services engagements into which we enter. In any event, we expect our capital expenditures to be less than $3.0 million for fiscal year 2006.

  Cash Flows from Financing Activities
     Cash flows used in financing activities decreased $0.1 million, to a use of cash of $0.6 million during the first three months of 2006 from a use of cash of $0.7 million during the first three months of 2005. Net cash outflows of $0.6 million during the first three months of 2006 are attributable to cash dividends of $0.7 million, paid in January on the Series B convertible preferred stock (“Series B stock”), offset by a $0.1 million decrease in the required deposit of cash security for the credit line. Net cash outflows of $0.7 million during the first three months of 2005 were attributable to cash dividends of $0.7 million, paid in January on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.
  Near-Term Liquidity
     Our near-term capital resources consist of our current cash balances and our short-term investments, together with anticipated future cash flows. Our balance of cash and cash equivalents was $15.6 million and $17.9 million as of April 1, 2006 and December 31, 2005, respectively. In addition, our restricted cash of $0.4 million at April 1, 2006 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. As of April 1, 2006 and December 31, 2005, we held short-term investments of $4.0 million.
  Bank Facility
     The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through the first quarter of 2006 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. Available credit under the Facility has been reduced by approximately $0.4 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. As a result, approximately $1.6 million remains available under the Facility at April 1, 2006. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first three months of 2006 or in fiscal year 2005.
  Accounts Receivable Customer Concentration
     At April 1, 2006 we had three customers accounting for 10% or more of total net receivables. United HealthCare Services, Inc. accounted for 16%, Health Care Service Corp. accounted for 14% and Vodafone Ireland Limited accounted for 11%, respectively of total net accounts receivable. Of these amounts, we have collected 73% from United HealthCare Services, Inc., 70% from Health Care Service Corp. and 98% from Vodafone Ireland Limited, respectively, through May 11, 2006. Of the total April 1, 2006 gross accounts receivable, we have collected approximately 70% as of May 11, 2006. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.
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

Recent Accounting Pronouncements
     In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. eLoyalty adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations.
Factors That May Affect Future Results or Market Price of Stock
     This Form 10-Q contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future”, “should”, “could”, “seeks”, “may”, “will continue to”, “predicts”, “forecasts”, “potential” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, the following:
•	uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	risks involving the variability and predictability of the number, size, scope, cost and duration of, and revenue from client engagements;

•	management of the other risks associated with increasingly complex client projects and new service offerings;

•	management of growth, expansion into new geographic and market areas and development and introduction of new service offerings;

•	challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	the rapid pace of technological innovation in the information technology services industry;

•	access in tightened capital and credit markets to sufficient debt and/or equity capital on acceptable terms to meet our future operating and financial needs;

•	protection of our technology, proprietary information and other intellectual property rights or challenges to our intellectual property by third parties;

•	future legislative or regulatory actions relating to the information technology or information technology service industries including those relating to data privacy;

•	our ability to execute our strategy of reducing costs, achieving the benefits of costs reduction activities and maintaining a lower cost structure;

•	risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	General economic, business and market conditions;

•	Changes by the Financial Accounting Standards Board or the Securities and Exchange Commission (“SEC”) of authoritative accounting principles generally accepted in the United States of America or policies;

•	Our ability to successfully and timely integrate acquired operations into our business;

•	Acts of war or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	The timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
     The risks included here are not exhaustive. Refer to “Part I, Item 1A – Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion regarding our exposure to these and other risks.
     Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimates only as of the date they are made, and eLoyalty Corporation undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances or otherwise.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the three months ended April 1, 2006 and April 2, 2005, 15% and 16%, respectively, of our revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.
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
Item 4. Controls and Procedures
     An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 1, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to the Company’s purchase of shares of its common stock in the first quarter of 2006. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
January 1, 2006 – January 31, 2006
Common stock	156	$10.29
February 1, 2006 – February 28, 2006
Common stock	35,751	$13.47
March 1, 2006 – March 31, 2006
Common stock	102	$13.54
April 1, 2006 – April 1, 2006
Common stock	130	$15.42
Total

Common stock	36,139	$13.47

Item 6. Exhibits
31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 12, 2006.

eLOYALTY CORPORATION

By	/s/ STEVEN C. POLLEMA Steven C. Pollema
Vice President, Operations
and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)