Form 10-Q
period 2006-07-01
ELOYALTY CORP
filed 2006-08-14
CIK 1094348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 1, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 9, 2006 was 8,026,804.

Part I. Financial Information
Item 1. Financial Statements
eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	July 1,	December 31,
	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents	$15,114	$17,851
Restricted cash	278	524
Short-term investments	4,000	4,000
Receivables (net of allowances of $93 and $188)	10,951	10,801
Prepaid expenses	5,321	3,661
Other current assets	480	202

Total current assets	36,144	37,039
Equipment and leasehold improvements, net	3,356	3,131
Goodwill	2,643	2,643
Intangibles, net	1,128	1,181
Other long-term assets	3,726	1,234

Total assets	$46,997	$45,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$2,968	$1,974
Accrued compensation and related costs	3,596	3,102
Unearned revenue	9,393	3,576
Other current liabilities	3,429	3,046

Total current liabilities	19,386	11,698
Long-term unearned revenue	3,355	864
Other long-term liabilities	140	281

Total liabilities	22,881	12,843

Commitments and contingencies
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,099,204 and 4,099,968 shares issued and outstanding with a liquidation preference of $21,638 and $21,642 at July 1, 2006 and December 31, 2005, respectively	20,906	20,910

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,027,036 and 7,611,915 shares issued and outstanding, respectively	80	76
Additional paid-in capital	143,975	149,949
Accumulated deficit	(137,240)	(128,662)
Accumulated other comprehensive loss	(3,605)	(3,947)
Unearned compensation	—	(5,941)

Total stockholders’ equity	3,210	11,475

Total liabilities and stockholders’ equity	$46,997	$45,228

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenue:
Services	$15,623	$16,355	$32,502	$33,466
Product	3,877	2,334	5,837	3,722

Revenue before reimbursed expenses (net revenue)	19,500	18,689	38,339	37,188
Reimbursed expenses	1,050	924	1,838	1,915

Total revenue	20,550	19,613	40,177	39,103

Operating Expenses:
Cost of services	14,384	12,388	28,632	24,981
Cost of product	3,534	1,950	4,716	3,084

Cost of revenue before reimbursed expenses	17,918	14,338	33,348	28,065
Reimbursed expenses	1,050	924	1,838	1,915

Total cost of revenue, exclusive of depreciation and amortization shown below:	18,968	15,262	35,186	29,980
Selling, general and administrative	6,322	5,236	12,355	10,323
Severance and related costs	(42)	515	345	515
Depreciation and amortization	543	1,612	1,077	3,306

Total operating expenses	25,791	22,625	48,963	44,124

Operating loss	(5,241)	(3,012)	(8,786)	(5,021)
Interest income (expense) and other, net	109	76	259	153

Loss before income taxes	(5,132)	(2,936)	(8,527)	(4,868)
Income tax provision (benefit)	9	(1)	51	(1)

Net loss	(5,141)	(2,935)	(8,578)	(4,867)
Dividends related to Series B preferred stock	(366)	(369)	(732)	(738)

Net loss available to common stockholders	$(5,507)	$(3,304)	$(9,310)	$(5,605)

Basic net loss per common share	$(0.82)	$(0.52)	$(1.40)	$(0.89)

Diluted net loss per common share	$(0.82)	$(0.52)	$(1.40)	$(0.89)

Shares used to calculate basic net loss per common share	6,695	6,309	6,646	6,266

Shares used to calculate diluted net loss per common share	6,695	6,309	6,646	6,266

Noncash compensation included in individual line items above:
Cost of services	$356	$284	$613	$567
Selling, general and administrative	501	381	950	791

Total noncash compensation	$857	$665	$1,563	$1,358

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the
	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(8,578)	$(4,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,077	3,306
Noncash Compensation	1,563	1,358
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(230)	(1,901)
Prepaid expenses	(4,233)	(811)
Accounts payable	998	291
Accrued compensation and related costs	(384)	(1,000)
Unearned revenue	8,308	(218)
Other liabilities	362	(278)
Other assets	(319)	365

Net cash used in operating activities	(1,436)	(3,755)

Cash Flows from Investing Activities:
Interelate acquisition	—	6
Sale of short-term investments	—	3,772
Purchase of short-term investments	—	(797)
Capital expenditures and other	(1,246)	(372)

Net cash (used in) provided by investing activities	(1,246)	2,609

Cash Flows from Financing Activities:
Decrease in restricted cash	246	68
Payment of Series B dividends	(732)	(1,479)
Proceeds from exercise of stock options	38	—

Net cash used in financing activities	(448)	(1,411)

Effect of exchange rate changes on cash and cash equivalents	393	(489)

Decrease in cash and cash equivalents	(2,737)	(3,046)
Cash and cash equivalents, beginning of period	17,851	20,095

Cash and cash equivalents, end of period	$15,114	$17,049

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$6
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except share and per share data)
Note 1 — General
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we” or “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of July 1, 2006, the condensed consolidated results of our operations for the three months and six months ended July 1, 2006 and July 2, 2005 and our condensed consolidated cash flows for the six months ended July 1, 2006 and July 2, 2005, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.
     The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with current year presentation.
Note 2 — Short-term Investments
     At July 1, 2006 and December 31, 2005, we held $4,000 of short-term investments. These short-term investments consisted of auction rate municipal bonds and auction rate preferred funds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. Although there is not a formal established secondary market for these securities between auctions, our investment advisors have informed us that they are readily salable. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.
Note 3 — Critical Accounting Policies
Revenue Recognition
     eLoyalty derives a substantial majority of its revenue from professional services. Most of this revenue is from Consulting services that involve operational consulting and integrating or building of a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract. For all other Consulting services, we recognize revenue as the service is performed.
     Revenue from fixed price Managed services contracts is recognized ratably over the contract period. As an example, many of our Contact Center Managed services support and maintenance agreements are priced at a fixed amount for a specific period. For all other Managed services, we recognize revenue as the work is performed for the client as the amount billed is based upon the customer usage each month. For example, revenue related to Behavioral AnalyticsTM subscriptions would be recognized as the service is provided to the client, i.e. based on the number of customer service representatives and/or hours of calls analyzed.
     Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as Unearned Revenue until revenue recognition criteria are met.
     For those fixed price Managed service contracts that we provide support for third-party software and hardware we generally record them at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task

Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale. Historically, very few transactions did not satisfy the requirements of EITF 99-19. However, the Company has recently signed a new reseller agreement with its largest vendor that may increase the number of transactions that require the revenue to be recognized for the net amount of the sale.
     Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are recognized only when any contingency associated with the contractual payment is resolved.
     Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral AnalyticsTM offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of July 1, 2006 and December 31, 2005, we had deferred revenue totaling $3,285 and $1,228, respectively, related to Behavioral AnalyticsTM installations. This deferred revenue will be recognized over the term of the applicable subscription contract. The term of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our condensed consolidated balance sheet totaled $2,602 at July 1, 2006 compared to $1,225 at December 31, 2005.
     Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19.
     Software revenue is recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”. If sufficient vendor-specific objective evidence (“VSOE”) does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement have been delivered, unless the undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods. Contract revenue is then recognized ratably over the remaining PCS period.
     In accordance with EITF 00-21, “Revenue Arrangements with Multiple Elements”, arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element, as described above. If fair value for each element cannot be established, revenue is deferred until all elements, other than PCS activities, have been delivered to the client. Contract revenue is then recognized ratably over the service period.
     In the second quarter of 2006, we deferred approximately $582 of Behavioral AnalyticsTM Managed Services subscription revenue because there were undelivered elements whose fair value could not currently be established. As of the end of the second quarter of 2006, this deferred revenue totals $1,191. We anticipate the majority of this revenue will be recognized by the end of the third quarter of 2006, immediately upon delivery of the remaining non-PCS elements.
     In the second quarter of 2006, we deferred approximately $2,141 of Consulting services and Product revenue related to arrangements that included undelivered elements that did not have established VSOE. This revenue will be recognized when the elements without established VSOE are delivered to the client.
     Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements of EITF 99-19 and the net revenue is recognized as Product or Managed services revenue. An equivalent amount of reimbursable expenses are included in Cost of revenue.
     Losses on engagements, if any, are recognized when they are probable and estimable.

Stock Based Compensation
     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, beginning January 1, 2006, using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Historical company information is the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.
Other Significant Accounting Policies
     For a description of the Company’s other significant accounting policies, see note 2, “Summary of Significant Accounting Policies” to the Company’s Consolidated Financials Statements in the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2005.
Note 4 — Stock Based Compensation
     eLoyalty maintains two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors or another duly constituted committee of the Board (the “Compensation Committee”). If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation, then those options or shares will again become available for issuance under the plans.
     Stock option awards may be in the form of incentive or non-qualified options. The Company has discontinued granting stock options to employees but retains the right to issue stock options under the Plans in the future. As of July 1, 2006, there were a total of 321,316 shares available for future grants under the 1999 and 2000 Plans. Stock options had been generally granted with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. The stock option terms were set by the Compensation Committee and generally became exercisable over a period of four years. The initial vesting occurred after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award vested in equal monthly increments over the four-year period.
     In addition, the 1999 Plan provides that each non-employee director receive a non-qualified stock option to purchase 5,000 shares of eLoyalty common stock when he or she commences service as a director. The day after the annual stockholder’s meeting, each non-employee director is granted a non-qualified stock option to purchase 1,200 shares of eLoyalty common stock. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date and are exercisable for up to 10 years. Stock options granted to non-employee directors upon commencement of services vest ratably over a period of 48 months. Stock options granted to non-employee directors following an annual stockholder’s meeting vest ratably over a period of 12 months.
     Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.
     The following table illustrates the pro forma effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months and six months ended July 2, 2005, respectively.

	For the	For the
	Three Months	Six Months
	Ended	Ended
	July 2,	July 2,
	2005	2005
Net loss available to common stockholders as reported	$(3,304)	$(5,605)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	665	1,358
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(707)	(1,503)

Pro forma	$(3,346)	$(5,750)

Basic net loss per share:
As reported	$(0.52)	$(0.89)

Pro forma	$(0.53)	$(0.92)

Diluted net loss per share:
As reported	$(0.52)	$(0.89)

Pro forma	$(0.53)	$(0.92)

     The stock-based compensation expense used in the preceding disclosure of pro forma net earnings for the three months and six months ended July 2, 2005, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions:

2005
Risk-free interest rates	3.4%
Expected dividend yield	0%
Expected volatility	101%
Expected lives	5.0 years
     The fair value for options granted during the three months and six months ended July 1, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions:

2006
Risk-free interest rates	5.0%
Expected dividend yield	0%
Expected volatility	78%
Expected lives	5.0 years
     Historical company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

     The following table summarizes the activity of stock options and the stock options outstanding and exercisable as of July 1, 2006:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Fair Value
	Option	Average	Contractual	of Option
	Shares	Exercise Price	Life (Years)	Grants
Outstanding as of December 31, 2005	552,365	$26.78	6.1

Granted	4,800	$13.50		$8.92
Exercised	(10,000)	$3.75
Forfeited	(22,930)	$71.22

Outstanding as of July 1, 2006	524,235	$25.15	5.9

Exercisable as of July 1, 2006	468,377	$27.61

Outstanding Intrinsic Value at July 1, 2006	$2,049

Exercisable Intrinsic Value at July 1, 2006	$1,562

     As of July 1, 2006, there remains $221 of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 0.8 years.
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
     Restricted and installment stock award activity was as follows for the six months ended July 1, 2006:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2005	1,179,957	$5.35
Granted	595,000	$13.29
Vested	(251,146)	$6.05
Forfeited	(78,250)	$6.06

Nonvested balance at July 1, 2006	1,445,561	$8.50

     As a result of the adoption of SFAS No. 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	For the	For the
	Three Months	Six Months
	Ended	Ended
	July 1,	July 1,
	2006	2006
Loss before income taxes	$(43)	$(115)
Net loss	$(43)	$(115)
Basic net loss per common share	$(0.01)	$(0.02)
     Total stock compensation expense for the three months and six months ended July 1, 2006 totaled $857 and $1,563, respectively. The Company has established its forfeiture rate based on historical experience. The cumulative effect adjustment related to future forfeitures was immaterial. eLoyalty has elected to recognize stock compensation expense on a straight-line basis. eLoyalty did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction for the three months and six months ended July 1, 2006 totaled $904 and $1,981, respectively. As of July 1, 2006, there remains $10,268 of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 4 years.

	For the		For the
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Total fair value of restricted and installment stock awards vested	$1,712	$537	$3,365	$1,362
Total fair value of stock options exercised	$—	$—	$135	$—
Intrinsic value of stock options vested	$107	$26	$217	$49
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
     In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. For severance and related costs for the second quarter of 2006 and 2005, respectively, eLoyalty recognized income of $42 and expense of $515. The $42 of income recorded in the second quarter of 2006 is primarily related to a favorable adjustment of $30 to a previously estimated severance accrual. The $515 expense recorded in the second quarter of 2005 is primarily related to $603 of employee severance and related costs for the elimination of nine positions in our North American and International segments, offset by favorable adjustments of $88 primarily related to previously estimated facility cost accruals.
     For the six months ended July 1, 2006 and July 2, 2005, respectively, eLoyalty recognized expense of $345 and expense of $515. The $345 of expense recorded in the first six months of 2006 is primarily related to $400 of employee severance and related costs for the elimination of one position in our North American segment, offset by a favorable adjustment of $55 primarily related to previously estimated severance and facility cost accruals. The $515 expense recorded in the first six months of 2005 is primarily related to $603 of employee severance and related costs for the elimination of nine positions in our North American and International segments, offset by favorable adjustments of $88 primarily related to previously estimated facility cost accruals.
     During the first six months of 2006, eLoyalty made cash payments of $600 related to cost reduction actions initiated in 2006 and earlier periods. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.
     The severance and related costs and their utilization for the first six months of 2006 are as follows:

	Employee
	Severance	Facilities	Other	Total

Balance, December 31, 2005	$44	$654	$4	$702

Charges	400	—	—	400
Adjustments	(25)	(31)	1	(55)
Charged to severance and related costs	375	(31)	1	345
Payments	(419)	(176)	(5)	(600)

Balance, July 1, 2006	$—	$447	$—	$447

     Of the $447 that remained reserved as of July 1, 2006, $92 related to future lease payments, net of estimated sublease recoveries, is recorded in “Other long-term liabilities” and the balance of $352 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $352 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.
Note 6 — Comprehensive Net Loss
     Comprehensive net loss is comprised of the following:

	For the		For the
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net loss	$(5,141)	$(2,935)	$(8,578)	$(4,867)
Other comprehensive loss:
Effect of currency translation	239	(308)	342	(524)

Comprehensive net loss	$(4,902)	$(3,243)	$(8,236)	$(5,391)

     The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3,605 and $3,947 at July 1, 2006 and December 31, 2005, respectively.
Note 7 — Loss Per Share
     The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the		For the
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net loss	$(5,141)	$(2,935)	$(8,578)	$(4,867)
Series B preferred stock dividends	(366)	(369)	(732)	(738)

Net loss available to common stockholders	$(5,507)	$(3,304)	$(9,310)	$(5,605)

Basic net loss per common share	$(0.77)	$(0.47)	$(1.29)	$(0.78)

Basic net loss available to common stockholders	$(0.82)	$(0.52)	$(1.40)	$(0.89)

Weighted average common shares outstanding (in thousands)	6,695	6,309	6,646	6,266

     In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents (in thousands) that would have been included in the computation of diluted loss per share if they had been dilutive was 5,130 and 4,105 for the three months ended July 1, 2006 and July 2, 2005, respectively, and 4,991 and 4,460 for the six months ended July 1, 2006 and July 2, 2005, respectively.
Note 8 — Segment Information
     eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of U.S. and Canada) and International. The following table reflects net revenue and operating results by reportable segment for the three months and six months ended July 1, 2006 and July 2, 2005, respectively, and total assets by reportable segment as of July 1, 2006 and December 31, 2005.

	North
	America	International	Total
For the Three Months Ended
Net Revenue
2006	$18,671	$829	$19,500
2005	$17,138	$1,551	$18,689
Operating income (loss)
2006	$(4,920)	$(321)	$(5,241)
2005	$(2,270)	$(742)	$(3,012)
Depreciation and amortization expense
2006	$534	$9	$543
2005	$1,602	$10	$1,612
Capital expenditures
2006	$743	$—	$743
2005	$297	$—	$297
For the Six Months Ended
Net Revenue
2006	$36,022	$2,317	$38,339
2005	$33,979	$3,209	$37,188
Operating income (loss)
2006	$(8,842)	$56	$(8,786)
2005	$(3,696)	$(1,325)	$(5,021)
Depreciation and amortization expense
2006	$1,059	$18	$1,077
2005	$3,287	$19	$3,306
Capital expenditures
2006	$1,246	$—	$1,246
2005	$372	$—	$372

Total assets
July 1, 2006	$41,615	$5,382	$46,997
December 31, 2005	$40,010	$5,218	$45,228
For the Three Months Ended

	North America			International
Net	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2006	$17,220	$1,451	$18,671	$—	$735	$57	$37	$829	$19,500
2005	$15,973	$1,165	$17,138	$422	$915	$175	$39	$1,551	$18,689
For the Six Months Ended

	North America			International
Net	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2006	$33,221	$2,801	$36,022	$4	$2,128	$111	$74	$2,317	$38,339
2005	$31,405	$2,574	$33,979	$910	$1,868	$353	$78	$3,209	$37,188
     Total tangible long-lived assets for U.S. operations are $3,335 and $3,306 at July 1, 2006 and December 31, 2005, respectively.
     The increase in International operating income is due to a one-time favorable impact of $841 to reflect revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006.

     Percentage of total revenue for the three months and six months ended July 1, 2006 and July 2, 2005, respectively, is as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Revenue:
Consulting services	47%	56%	53%	59%
Managed services	29%	28%	28%	27%

Services revenue	76%	84%	81%	86%
Product	19%	12%	14%	9%
Reimbursed expenses	5%	4%	5%	5%

Total revenue	100%	100%	100%	100%

Note 9 — Other Long-Term Assets
     Other long-term assets consisted of the following:

	As of
	July 1,	December 31,
	2006	2005
Long-term prepaid expenses	$2,623	$211
Long-term receivables	1,103	1,023

Total	$3,726	$1,234

     Long-term prepaid expenses include payments related to third-party support contracts and deferred costs associated with deployment of our Behavioral AnalyticsTM solution. These costs are recognized ratably over the term of the associated contracts. Long-term receivables primarily consist of an anticipated tax refund in Europe.
Note 10 — Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. eLoyalty adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations.
Note 11 — Legal Matters
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
     This Form 10-Q contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future”, “should”, “could”, “seeks”, “may”, “will continue to”, “predicts”, “forecasts”, “potential”, “guidance”, “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, the following:
•	Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including customer relationship management (“CRM”) software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Risks involving the variability and predictability of the number, size, scope, cost and duration of, and revenue from client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings;

•	Challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	Continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information technology services industry;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Protection of our technology, proprietary information and other intellectual property rights from challenges by third parties;

•	Future legislative or regulatory actions relating to the information technology or information technology service industries, including those relating to data privacy;

•	Risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	General economic, business and market conditions;

•	Changes by the Financial Accounting Standards Board or the Securities and Exchange Commission (“SEC”) of authoritative accounting principles generally accepted in the United States of America or policies or changes in the application or interpretation of those rules or regulations;

•	Our ability to successfully and timely integrate acquired operations into our business;

•	Acts of war or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	The timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
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
     We have two reportable geographic segments — North America (consisting of the United States and Canada) and International. In 2001, we globalized and centralized our delivery, business development and infrastructure organizations and processes. Accordingly, there are no material distinctions between the character and nature of the two segments, other than financial results as discussed herein.
Overview of the Results of Operations and Financial Position
     The following is an overview of our operating results and financial position for the second quarter of 2006, which includes a discussion of significant events, revenue, operating expenses, gross profit margins and cash flow for this period. The following table summarizes the major components of our revenue over the last six quarters.

Revenue (000’s)

Dollars	For the Three Months Ended
	07/01/2006	04/01/2006	12/31/2005	10/01/2005	07/02/2005	04/02/2005

Revenue:
Consulting services	$9,720	$11,660	$10,818	$12,176	$10,931	$12,088
Managed services	5,903	5,219	4,987	4,109	5,424	5,023

Services revenue	15,623	16,879	15,805	16,285	16,355	17,111
Product	3,877	1,960	1,896	4,092	2,334	1,388
Reimbursed expenses	1,050	788	897	930	924	991

Total revenue	$20,550	$19,627	$18,598	$21,307	$19,613	$19,490

Percentage of Revenue	For the Three Months Ended
	07/01/2006	04/01/2006	12/31/2005	10/01/2005	07/02/2005	04/02/2005

Revenue:
Consulting services	47%	59%	58%	57%	56%	62%
Managed services	29%	27%	27%	19%	28%	26%

Services revenue	76%	86%	85%	76%	84%	88%
Product	19%	10%	10%	19%	12%	7%
Reimbursed expenses	5%	4%	5%	5%	4%	5%

Total revenue	100%	100%	100%	100%	100%	100%

     Revenue levels are driven by the ability of our professional business development teams, account partners, service line managers and senior delivery personnel to secure new client engagements and to deliver services and solutions that add value to our clients. In the second quarter of 2006, we added five new customers that may or may not become economically significant or sustainable over the long term. These new relationships provide the opportunity to build the type of lasting relationships that we achieve with many of our clients. For example, 94% of our second quarter 2006 revenue came from clients who were also clients in the second quarter of 2005.
     Our customer concentration levels in the second quarter of 2006 were higher than those in the first quarter of 2006 and in fiscal year 2005. These concentration levels had been trending lower prior to the first two quarters of 2006. This increase in customer concentration during the first six months of 2006 is primarily due to several large product sales. Customer concentration for our top customer was 14% of revenue in the second quarter of 2006, 13% of revenue in the first quarter of 2006, and 11% of revenue in the second quarter of 2005. Our top 5 and 10 customers accounted for 51% and 71% of revenue in the second quarter of 2006. In the first quarter of 2006, our top 5 and 10 customers accounted for 44% and 63% of revenue, respectively. In the second quarter of 2005, our top 5 and 10 customers accounted for 39% and 60% of revenue, respectively. As a result of these concentration levels, changes in spending by our top customers may result in fluctuations in revenue and profitability.
     Consulting services accounted for 47% of our total revenue in the second quarter of 2006 compared to 59% of our total revenue in the first quarter of 2006. In the second quarter of 2006, Consulting services revenue decreased 17% compared to first quarter of 2006. The decrease in Consulting services revenue in the second quarter of 2006 compared to the first quarter of 2006 is primarily due to the impact of the recognition of non-recurring revenue related to a minimum purchase requirement in the first quarter of 2006 and decreased spending by our existing clients related to our traditional CRM Consulting services, partially offset by the continued growth of our CIPCC service line. Consulting services accounted for 47% of our total revenue in the second quarter of 2006 compared to 56% in second quarter of 2005. In the second quarter of 2006, Consulting services revenue decreased 11% compared to the second quarter of 2005. The decrease in Consulting services revenue in the second quarter of 2006 compared to the second quarter of 2005 is primarily due to decreased demand for our traditional CRM Consulting services partially offset by the growth, approximately 34%, of our

CIPCC service line. In fiscal year 2005, Consulting services revenue of $46.0 million declined 8% compared to fiscal year 2004. The primary reason for this decrease was a reduction in Consulting services spending by our five largest clients in fiscal year 2005 as compared to the five largest clients in fiscal year 2004, partially offset by increased spending at various new and existing clients. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.
     We continue to derive an increasing percentage of our revenue from our Managed services offerings. Managed services contracts typically have longer terms than Consulting services contracts and provide a more stable and predictable revenue stream with lower overall selling costs. Managed services accounted for 29% of our total revenue in the second quarter of 2006 compared to 27% of our total revenue in the first quarter of 2006. In the second quarter of 2006, Managed services revenue increased 13% compared to the first quarter of 2006. The increase in Managed services revenue in the second quarter of 2006 compared to the first quarter of 2006 is primarily due to the impact of several new agreements within our CIPCC service line and increased revenue related to our Behavioral Analytics TM service line. Managed services accounted for 29% of our total revenue in the second quarter of 2006 compared to 28% in the second quarter of 2005. In the second quarter of 2006, Managed services revenue increased 9% compared to the second quarter of 2005. The increase in Managed services revenue in the second quarter of 2006 compared to the second quarter of 2005 is primarily due to the growth in Contact Center Managed services through our CIPCC service line partially offset by $0.6 million of non-recurring revenue in the second quarter of 2005 related to a customer contract termination fee. In fiscal years 2005 and 2004, Managed services, in the aggregate, accounted for 25% and 21%, respectively, of our total revenue. Of the increase in Managed services revenue in fiscal year 2005 from fiscal year 2004, $3.2 million reflects the full year impact of the Interelate Acquisition; $1.5 million was driven by growth in Contact Center Managed services through our CIPCC service line and $0.6 million was from growth in Behavioral Analytics TM Managed services. The growth in these areas was partially offset by a $0.7 million decrease in revenue from legacy remote application maintenance and support Managed services.
     Engagements related to our Behavioral AnalyticsTM offering require installation activities to be performed prior to the commencement of the subscription services. Fees associated with these installations are deferred and recognized over the anticipated term of the subscription. The term of these subscription contracts generally range from three to five years. In addition, the engagements are complex and, in some cases, the delivery of a specific element may not occur until after we are providing the subscription services to the client. In these cases, revenue is deferred for all associated elements within this engagement until all elements, except post implementation services, are delivered (see Note 3).
     Product revenue accounted for 19% of our total revenue in the second quarter of 2006 compared to 10% of our total revenue in the first quarter of 2006. Product revenue accounted for 19% of our total revenue in the second quarter of 2006 compared to 12% of our total revenue in the second quarter of 2005. In fiscal years 2005 and 2004, Product revenue, in the aggregate, accounted for 12% and 4%, respectively, of our total revenue. While this revenue is primarily driven by the growth in our CIPCC service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.
Managed Services Backlog
     As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of remaining “backlog” associated with these agreements. The Managed services backlog was $63.9 million as of July 1, 2006, $44.9 million as of April 1, 2006 and $11.9 million as of July 2, 2005. Of the July 1, 2006 backlog, approximately 61% is related to our Behavioral Analytics TM offerings, 25% is related to our CIPCC offerings and the remaining balance is from other Managed services. eLoyalty uses the term “backlog” with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on and over the life of the contracted term and, when applicable, anticipated levels of usage and performance. Actual usage and performance however might vary from anticipated levels. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause but, in substantially all cases, early termination requires that the customer make a substantial early termination payment. Managed services contracts range from six months to five years in duration.

Operating Expenses
     The primary categories of operating expenses include cost of revenue (excluding depreciation and amortization), and selling, general and administrative expenses. Cost of net revenue is primarily driven by the costs associated with our delivery personnel, third-party pass-through services related to our Managed services business and cost of third-party Product. Cost of net revenue as a percentage of revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and the relative mix of business between Consulting services, Managed services and Product. The cost of Product is impacted by our ability to qualify for rebates from our largest Product vendor. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. Due to the nature of qualification for these rebates, we recognize these rebates in our financial statements in the period when any contingency associated with the contractual payment is resolved. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Selling expense is driven primarily by business development activities, the ongoing marketing of our service lines, other targeted marketing programs, and CRM thought leadership publications. General and administrative costs primarily include costs for our global support functions, technology infrastructure and applications and office space.
     In the second quarter of 2006, severance and related costs decreased to a nominal amount. In the first quarter of 2006 and second quarter of 2005, we recognized severance and related charges in the amounts of $0.4 million and $0.5 million, respectively. In fiscal years 2005 and 2004, we recognized severance and related charges in the amounts of $0.4 million and $0.9 million, respectively, primarily for employee severance payments and related activities. Although we believe that eLoyalty has sized its operation to the level appropriate for its anticipated revenue and business requirements, technology shifts affecting the mix of revenue, as well as unexpected declines in demand for our offerings, may result in future charges related to additional personnel reductions (see Note 5).
Gross Profit Margins, Exclusive of Depreciation and Amortization
     Services gross profit margin was 8% for the second quarter of 2006 compared to 16% in the first quarter of 2006. Services gross profit margin is defined as Services revenue less Cost of services, divided by Services revenue. The decrease in Services gross profit margin in the second quarter of 2006 compared to the first quarter of 2006 was primarily due to the impact of the recognition of non-recurring revenue related to a minimum purchase requirement in the first quarter of 2006, higher third-party support costs related to increased CIPCC related Managed services revenue and the lower billing rate, partially offset by the increase in billable utilization. Services gross profit margin was 8% for the second quarter of 2006 and 24% for the second quarter of 2005, respectively. The decrease in Services gross profit margin in the second quarter of 2006 compared to the second quarter of 2005 was primarily due to investment in our Behavioral Analytics TM and CIPCC service lines and the lower billing rate, partially offset by the increase in billable utilization. Services gross profit margin for fiscal years 2005 and 2004 were 25% and 29%, respectively. Amortization and depreciation costs are not included in our Cost of services. Billable utilization and billing rates are two metrics that directly impact Services gross profit margin. Billable utilization was 74% in the second quarter of 2006 and 67% in the first quarter of 2006. Billable utilization was 70% in the second quarter of 2005. Our billing rate decreased to $146 in the second quarter of 2006 compared to $161 in the first quarter of 2006. The lower billing rate in the second quarter of 2006 reflects the impact of continued pricing pressure at long-term existing clients. The billing rate in the first quarter of 2006 reflects the impact of the recognition of non-recurring revenue related to a minimum purchase agreement which expired at the end of the first quarter of 2006. Excluding the impact of this non-recurring revenue, the billing rate in the first quarter of 2006 would have been $150. Our billing rate was $152 in the second quarter of 2005. Billable utilization in fiscal year 2005 decreased to 72% from 74% in fiscal year 2004. Our billing rate for fiscal year 2005 decreased to $154 compared to $161 for fiscal year 2004. The decrease in Services gross profit margin in fiscal year 2005 compared to fiscal year 2004 resulted primarily from a reduction in our billable utilization and billing rate. To combat margin compression, as we replaced attrition and grew headcount to support our revenue growth in fiscal years 2005 and 2004, we continued to improve the leverage model within our delivery teams by hiring personnel primarily at the lower levels of our career path.
     The Product gross profit margin for the second quarter of 2006 was 9% compared to 40% in the first quarter of 2006. Product gross profit margin is defined as Product revenue less Cost of product (which is net of rebates), divided by

Product revenue. The cost of our Product is impacted by our ability to qualify for rebates from our largest Product vendor. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. Due to the nature of qualification for these rebates, we recognize these rebates in our financial statements in the period when any contingency associated with the contractual payment is resolved. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Product gross profit margin can fluctuate based on the timing of these rebates. The impact of these rebates is more prominent in review of quarterly results. In the second quarter of 2006, these rebates totaled a nominal amount compared to $0.5 million in the first quarter of 2006. Product gross profit margin for the second quarter of 2005 was 16%. Product gross profit margin for fiscal years 2005 and 2004 were 25% and 23%, respectively. The impact of the rebates is less pronounced in our annual results.
Cash Flow
     In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash of $52.1 million. Since the end of fiscal year 2001, total cash has decreased $36.7 million as of July 1, 2006, which includes the effect of our $4.0 million investment in short-term securities, which is discussed in Note 2.
     As of July 1, 2006, total cash was $15.4 million, a $3.0 million reduction compared to December 31, 2005. In the first six months of 2006, the $3.0 million reduction in total cash was driven by the impact of operating losses, payment of deferred Managed services costs (including Behavioral Analytics TM deployment costs and third-party maintenance contracts), the use of cash for capital expenditures, annual corporate insurance payments, incentive compensation and the payment of Series B dividends, largely offset by prepayments by our clients related to our Managed services contracts. In fiscal year 2005, the $2.4 million reduction in total cash from fiscal year 2004 was driven by the use of cash in operating activities, primarily the payment of accrued 2004 non-VP bonuses, annual corporate insurance payments and payments with respect to severance and related costs, as well as the payment of Series B dividends and the impact of capital expenditures. Proceeds received from the sale of short-term investments in fiscal year 2005, partially offset the cash usage discussed above. Days sales outstanding (“DSO”) decreased by 7 days to 48 days in the second quarter of 2006 from 55 days in the first quarter of 2006 and decreased by 11 days from 59 days in the second quarter of 2005.
Business Outlook
     In fiscal year 2006, we anticipate our Services revenue to reflect a slight decline in Consulting services revenue and strong growth in our Managed services revenue due to our strategy to drive growth through our primary service lines, CIPCC and Behavioral AnalyticsTM, and the shifting of selling and delivery resources toward those objectives. The decrease in Consulting services revenue is primarily due to declining revenue from traditional CRM consulting offset by strong growth in CIPCC consulting and Behavioral AnalyticsTM assessment revenue. The growth in Managed services revenue will be driven by higher Behavioral AnalyticsTM deployment and subscription revenue and CIPCC support and maintenance revenue. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed services, are likely to decline in 2006. We expect to significantly increase our Managed services “backlog” as a result of this growth in these service lines. See “Managed Services Backlog.” Product revenue should continue to increase as it is driven by growth within the CIPCC service line. However, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the product supplier for the engagement. As a result, it is difficult to anticipate a particular level of Product revenue in any given quarter.
     We continue to be encouraged by the significant growth of our Managed services backlog, the strength of our new business pipeline, and the improvement in our revenue mix that are being driven by our Behavioral AnalyticsTM and CIPCC service lines. Profitability should improve in the third and fourth quarters of 2006 as we begin to recognize the subscription and deferred deployment revenue associated with our largest Behavioral AnalyticsTM client and because of the of Product rebates previously discussed. We will continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral AnalyticsTM service line. These investments will continue to put pressure on our profitability and cash resources in fiscal 2006 but we feel they are required to continue to build a significant Managed services backlog and to build and maintain a competitive advantage.
     In fiscal year 2006, the Company will continue to have cash obligations related to operating losses, capital expenditure requirements and severance and related charges, as well as an expectation of Series B stock cash dividends. Notwithstanding the uncertainties stated above, we believe that the Company’s total cash balances at July 1, 2006, together with other expected internally generated funds, are adequate to fund our operations over the next twelve months.
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
Revenue Recognition
     eLoyalty derives a substantial majority of its revenue from professional services. Most of this revenue is from Consulting services that involve operational consulting and integrating or building of a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract. For all other Consulting services, we recognize revenue as the service is performed.
     Revenue from fixed price Managed services contracts is recognized ratably over the contract period. As an example, many of our Contact Center Managed services support and maintenance agreements are priced at a fixed amount for a specific period. For all other Managed services, we recognize revenue as the work is performed for the client as the amount billed is based upon the customer usage each month. For example, revenue related to Behavioral AnalyticsTM subscriptions would be recognized as the service is provided to the client, i.e. based on the number of customer service representatives and/or hours of calls analyzed.
     Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as Unearned Revenue until revenue recognition criteria are met.
     For those fixed price Managed service contracts that we provide support for third-party software and hardware we generally record them at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale. Historically, very few transactions did not satisfy the requirements of EITF 99-19. However, the Company has recently signed a new reseller agreement with its largest vendor that may increase the number of transactions that require the revenue to be recognized for the net amount of the sale.

     Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are recognized only when any contingency associated with the contractual payment is resolved.
     Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral AnalyticsTM offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of July 1, 2006 and December 31, 2005, we had deferred revenue totaling $3.3 million and $1.2 million, respectively, related to Behavioral AnalyticsTM installations. This deferred revenue will be recognized over the term of the applicable subscription contract. The term of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our condensed consolidated balance sheet totaled $2.6 million at July 1, 2006 compared to $1.2 million at December 31, 2005.
     Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19.
     Software revenue is recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”. If sufficient vendor-specific objective evidence (“VSOE”) does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement have been delivered, unless the undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods. Contract revenue is then recognized ratably over the remaining PCS period.
     In accordance with EITF 00-21, “Revenue Arrangements with Multiple Elements”, arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element, as described above. If fair value for each element cannot be established, revenue is deferred until all elements, other than PCS activities, have been delivered to the client. Contract revenue is then recognized ratably over the service period.
     In the second quarter of 2006, we deferred approximately $0.6 million of Behavioral AnalyticsTM Managed services subscription revenue because there were undelivered elements whose fair value could not currently be established. As of the end of the second quarter of 2006, this deferred revenue totals $1.2 million. We anticipate the majority of this revenue will be recognized by the end of the third quarter of 2006, immediately upon delivery of the remaining non-PCS elements.
     In the second quarter of 2006, we deferred approximately $2.1 million of Consulting services and Product revenue related to arrangements that included undelivered elements that did not have established VSOE. This revenue will be recognized when the elements without established VSOE are delivered to the client.
     Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements of EITF 99-19 and the net revenue is recognized as Product or Managed services revenue. An equivalent amount of reimbursable expenses are included in Cost of revenue.
     Losses on engagements, if any, are recognized when they are probable and estimable.
Stock Based Compensation
     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, beginning January 1, 2006, using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Historical company information is the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.
Other Significant Accounting Policies
     For a description of the Company’s other significant accounting policies, see note 2, “Summary of Significant Accounting Policies” to the Company’s Consolidated Financials Statements in the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2005.
Second Quarter 2006 Compared with Second Quarter 2005
Net Revenue
     Net revenue is revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased $0.8 million, or 4%, to $19.5 million in the second quarter of 2006 from $18.7 million in the second quarter of 2005. Revenue from Consulting services decreased $1.2 million, or 11%, to $9.7 million in the second quarter of 2006 from $10.9 million in the second quarter of 2005. Consulting services revenue represented 47% and 56% of total revenue for the second quarter of 2006 and 2005, respectively. The decrease in Consulting services revenue is primarily due to decreased demand for our traditional CRM Consulting services partially offset by the growth, approximately 34%, of our CIPCC service line. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects. Revenue from Managed services increased $0.5 million, or 9%, to $5.9 million in the second quarter of 2006 from $5.4 million in the second quarter of 2005. Managed services revenue represented 29% and 28% of total revenue for the second quarter of 2006 and 2005, respectively. The increase in Managed services revenue in the second quarter of 2006 compared to the second quarter of 2005 is primarily due to the growth in Contact Center Managed services through our CIPCC service line partially offset by $0.6 million of non-recurring revenue in the second quarter of 2005 related to a customer contract termination fee. Revenue from the sale of Product increased $1.6 million, or 70%, to $3.9 million in the second quarter of 2006 from $2.3 million in the second quarter of 2005. Revenue from the sale of Product represented 19% and 12% of total revenue for the second quarter of 2006 and 2005, respectively. While this revenue is primarily driven by the growth in our CIPCC service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
     Net revenue from North American operations increased $1.6 million, or 9%, to $18.7 million in the second quarter of 2006 from $17.1 million in the second quarter of 2005. International operations net revenue (which primarily represents net revenue from Europe and Australia) decreased $0.8 million, or 50%, to $0.8 million in the second quarter of 2006 from $1.6 million in the second quarter of 2005. As a percentage of consolidated net revenue, net revenue from International operations represented 4% and 9% of net revenue for the second quarter of 2006 and 2005, respectively.
     Utilization of billable consulting personnel was 74% and 70% for the second quarter of 2006 and 2005, respectively. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $146 and $152 for the second quarter of 2006 and 2005, respectively.
     Our revenue concentration has increased as our top 5 customers accounted for 51% and 39% of our revenue in the second quarter of 2006 and 2005, respectively. The top 10 customers accounted for 71% and 60% of our revenue in the second quarter of 2006 and 2005, respectively. In addition, the top 20 customers accounted for 87% of our revenue in the second quarter of 2006 and 78% of our revenue in the second quarter of 2005. Three customers accounted for 10% or more of our revenue in the second quarter of 2006. Capital One Services, Inc. accounted for 14% of our revenue in the second quarter of 2006 and 1% of our revenue in the second quarter of 2005. United HealthCare Services, Inc. accounted for 13% of our revenue in the second quarter of 2006 and 11% of our revenue in the second quarter of 2005. AT & T Corporation accounted for 10% of our revenue in the second quarter of 2006 and 1% of our revenue in the second quarter of 2005. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.
Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization
     Our most significant operating cost is the cost of revenue before reimbursed expenses, which is primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of consultants. Cost of revenue before reimbursed expenses also includes third-party product and support costs, employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of revenue before reimbursed expenses excludes depreciation and amortization.
     Cost of revenue before reimbursed expenses increased $3.6 million, or 25%, to $17.9 million in the second quarter of 2006 from $14.3 million in the second quarter of 2005. The increase is primarily due to third-party product costs driven by higher Product revenue, our investment in personnel to develop and support our Behavioral AnalyticsTM solution, higher third-party support costs driven by growth in our CIPCC related Managed services revenue. Cost of revenue before reimbursed expenses as a percentage of net revenue increased to 92% in the second quarter of 2006 compared to 76% in the second quarter of 2005. The percentage increase in the second quarter of 2006 was primarily due to investment in our Behavioral AnalyticsTM offering, a higher mix of CIPCC Managed services revenue which includes third-party support costs and a lower net billing rate partially offset by the increase in billable utilization.
Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.
     Selling, general and administrative expenses increased $1.1 million, or 21%, to $6.3 million in the second quarter of 2006 from $5.2 million in the second quarter of 2005. This increase was primarily the result of increased personnel costs associated with supporting our Behavioral AnalyticsTM and CIPCC service lines.
Severance and Related Costs
     Severance and related costs decreased to a nominal amount in the second quarter of 2006. The $0.5 million expense recorded in the second quarter of 2005 is primarily related to $0.6 million of employee severance and related costs for the elimination of nine positions in our North American and International segments, offset by favorable adjustments of $0.1 million primarily related to previously estimated facility cost accruals. In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in 2006 were $0.5 million and will be realized in fiscal year 2007. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and will be realized in fiscal year 2006. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007. Severance and related costs associated with cost reduction activities were paid in full by the end of the second quarter of 2006, pursuant to agreements entered into with affected employees.
Depreciation and Amortization
     Depreciation and amortization expense decreased $1.1 million, or 69%, to $0.5 million in the second quarter of 2006 compared to $1.6 million in the second quarter of 2005. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated. These assets were primarily related to our information technology infrastructure and our Marketing Managed Services.

Operating Loss
     Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $5.2 million for the second quarter of 2006, compared to an operating loss of approximately $3.0 million for the second quarter of 2005.
Interest Income (Expense) and Other, net
     Non-operating interest income (expense) and other remained constant at $0.1 million.
Income Tax Provision (Benefit)
     Income taxes were almost $0 in the second quarter of 2006 and 2005. As of July 1, 2006, total deferred tax assets of $57.8 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.
Net Loss Available to Common Stockholders
     We reported a net loss available to common stockholders of $5.5 million in the second quarter of 2006 as compared with a net loss available to common stockholders of $3.3 million in the second quarter of 2005. We reported a net loss of $0.82 per share on a basic and diluted basis in the second quarter of 2006 compared to a net loss of $0.52 per share on a basic and diluted basis in the second quarter of 2005.
First Six Months of 2006 Compared with First Six Months of 2005
Net Revenue
     Net revenue is revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased $1.1 million, or 3%, to $38.3 million in the first six months of 2006 from $37.2 million in the first six months of 2005. Revenue from Consulting services decreased $1.6 million, or 7%, to $21.4 million in the first six months of 2006 from $23.0 million in the first six months of 2005. Consulting services revenue represented 53% and 59% of total revenue for the first six months of 2006 and 2005, respectively. The decrease in Consulting services revenue is primarily due to a decline in our traditional CRM Consulting services, approximately 18%, due to decreased spending by existing clients. This decline in Consulting services was partially offset by continued growth, approximately 56%, of our CIPCC service line. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects. Revenue from Managed services increased $0.6 million, or 6%, to $11.1 million in the first six months of 2006 from $10.5 million in the first six months of 2005. Managed services revenue represented 28% and 27% of total revenue for the first six months of 2006 and 2005, respectively. The increase in Managed services revenue in the first six months of 2006 compared to the first six months of 2005 is primarily due to the growth in Contact Center Managed services through our CIPCC service line. Revenue from the sale of Product increased $2.1 million, or 57% to $5.8 million in the first six months of 2006 from $3.7 million in the first six months of 2005. Revenue from the sale of Product represented 14% and 9% of total revenue for the first six months of 2006 and 2005, respectively. While this revenue is primarily driven by the growth in our CIPCC service line, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
     Revenue from North American operations increased $2.0 million, or 6%, to $36.0 million in the first six months of 2006 from $34.0 million in the first six months of 2005. International operations revenue (which primarily represents revenue from Europe and Australia) decreased $0.9 million, or 28%, to $2.3 million in the first six months of 2006 from $3.2 million in the first six months of 2005. As a percentage of consolidated net revenue, revenue from International operations represented 6% and 9% of total revenue for the first six months of 2006 and 2005, respectively.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization
     Our most significant operating cost is the cost of revenue before reimbursed expenses, which is primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of consultants. Cost of revenue before reimbursed expenses also includes third-party product and support costs, employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of revenue before reimbursed expenses excludes depreciation and amortization.
     Cost of revenue before reimbursed expenses increased $5.2 million, or 19%, to $33.3 million in the first six months of 2006 from $28.1 million in the first six months of 2005. The increase is primarily due to third-party product costs driven by higher Product revenue, our investment in personnel to develop and support our Behavioral AnalyticsTM solution, higher third-party support costs driven by growth in our CIPCC related Managed services revenue. This increase in costs was partially offset by increased Product rebates received during the first six months of 2006. Cost of revenue before reimbursed expenses as a percentage of net revenue increased to 87% in the first six months of 2006 compared to 76% in the first six months of 2005. The percentage increase in the first six months of 2006 was primarily due to investment in our Behavioral AnalyticsTM service line, a higher mix of CIPCC Managed services revenue which includes third-party support costs and a lower net billing rate partially offset by non-recurring revenue related to a minimum purchase agreement and higher Product rebates.
Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.
     Selling, general and administrative expenses increased $2.1 million, or 20%, to $12.4 million in the first six months of 2006 from $10.3 million in the first six months of 2005. This increase was primarily the result of increased personnel costs associated with supporting our Behavioral AnalyticsTM and CIPCC service lines.
Severance and Related Costs
     Severance and related costs decreased $0.2 million, or 40%, to $0.3 million in the first six months of 2006 from $0.5 million in the first six months of 2005. The $0.3 million of expense recorded in the first six months of 2006 is primarily related to $0.4 million of employee severance and related costs for the elimination of one position in our North American segment partially offset by favorable adjustments primarily related to previously estimated severance and facility cost accruals. The $0.5 million of expense recorded in the first six months of 2005 is primarily related to $0.6 million of employee severance and related costs for the elimination of nine positions in our North American and International segments, offset by favorable adjustments of $0.1 million primarily related to previously estimated facility cost accruals. In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $0.5 million and will be realized in fiscal year 2007. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and will be realized in fiscal year 2006. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007. Severance and related costs associated with cost reduction activities were paid in full during the first six months of 2006, pursuant to agreements entered into with affected employees.
Depreciation and Amortization
     Depreciation and amortization expense decreased $2.2 million, or 67%, to $1.1 million in the first six months of 2006 compared to $3.3 million in the first six months of 2005. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated. These assets were primarily related to our information technology infrastructure and our Marketing Managed Services.

Operating Loss
     Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $8.8 million for the first six months of 2006, compared to an operating loss of approximately $5.0 million for the first six months of 2005.
Interest Income (Expense) and Other, net
     Non-operating interest income (expense) and other increased $0.1 million, or 50%, to $0.3 million in the first six months of 2006 compared to $0.2 million in the first six months of 2005. The $0.1 million increase in non-operating other income was primarily related to higher yields on our investments.
Income Tax Provision (Benefit)
     Income taxes were $0.1 million and almost $0 in the first six months of 2006 and 2005, respectively. As of July 1, 2006, total deferred tax assets of $57.8 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.
Net Loss Available to Common Stockholders
     We reported a net loss available to common stockholders of $9.3 million in the first six months of 2006 as compared with a net loss available to common stockholders of $5.6 million in the first six months of 2005. We reported a net loss of $1.40 per share on a basic and diluted basis in the first six months of 2006 compared to a net loss of $0.89 per share on a basic and diluted basis in the first six months of 2005.
Liquidity and Capital Resources
Introduction
     Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances and our short-term investments. At July 1, 2006, we had cash and cash equivalents of approximately $15.1 million, restricted cash of approximately $0.3 million and short-term investments of $4.0 million. Our cash and cash equivalents position decreased $2.8 million, or 16%, to $15.1 million as of July 1, 2006 compared to $17.9 million as of December 31, 2005. We have classified our investments in auction rate securities as short-term investments (see Note 2). Short-term investments remained constant at $4.0 million as of July 1, 2006 and December 31, 2005. Restricted cash decreased $0.2 million, to $0.3 million as of July 1, 2006 compared to $0.5 million as of December 31, 2005. The $0.2 million decrease in restricted cash was primarily due to reducing the amount of outstanding letters of credit.
Cash Flows from Operating Activities
     The Company used approximately $1.4 million and $3.8 million of cash during the first six months of 2006 and 2005, respectively, for operating activities. Net cash outflows of $1.4 million in 2006 arose primarily from operating losses, payment of deferred Managed services costs (including Behavioral AnalyticsTM deployment costs and third-party maintenance contracts), annual corporate insurance payments and incentive compensation largely offset by prepayments by our clients related to our Managed services contracts. Net cash outflows of $3.8 million in 2005 arose primarily from operating losses, payment of accrued 2004 non-VP bonuses, annual corporate insurance payments, prepaid product maintenance contracts and payments with respect to severance and related costs. DSO of 48 days at July 1, 2006 represented a decrease of 4 days compared to 52 days at December 31, 2005. We do not expect any significant collection issues with our clients. At July 1, 2006, there remained $0.4 million of unpaid severance and related costs (see Note 5).

Cash Flows from Investing Activities
     Cash flows from investing activities decreased $3.8 million, to a use of cash of $1.2 million during the first six months of 2006 from a source of cash of $2.6 million during the first six months of 2005. During the first six months of 2006 cash outflow of $1.2 million related to capital expenditures and other. During the first six months of 2005 net short-term investments provided $3.0 million of cash offset by $0.4 million of capital expenditures and other. The level of capital expenditures for fiscal year 2006 may vary significantly depending on the number of new contracts for hosted services engagements into which we enter. In any event, we expect our capital expenditures to be less than $3.5 million for fiscal year 2006.
Cash Flows from Financing Activities
     Cash flows used in financing activities decreased $1.0 million, to a use of cash of $0.4 million during the first six months of 2006 from a use of cash of $1.4 million during the first six months of 2005. Net cash outflows of $0.4 million during the first six months of 2006 are primarily attributable to cash dividends of approximately $0.7 million, paid in January on the Series B convertible preferred stock (“Series B stock”), offset by a $0.2 million decrease in the required deposit of cash security for the credit line. Net cash outflows of $1.4 million during the first six months of 2005 were attributable to cash dividends of $1.5 million, paid in January and July on the Series B stock, offset by a $0.1 million decrease in the required deposit of cash security for the credit line. In addition, a semi-annual dividend payment of approximately $0.7 million was paid on July 3, 2006 and $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.
Near-Term Liquidity
     Our near-term capital resources consist of our current cash balances and our short-term investments, together with anticipated future cash flows. Our balance of cash and cash equivalents was $15.1 million and $17.9 million as of July 1, 2006 and December 31, 2005, respectively. In addition, our restricted cash of $0.3 million at July 1, 2006 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. As of July 1, 2006 and December 31, 2005, we held short-term investments of $4.0 million.
Bank Facility
     The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through the first six months of 2006 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies. Available credit under the Facility has been reduced by approximately $0.3 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies. As a result, approximately $1.7 million remains available under the Facility at July 1, 2006. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first six months of 2006 or in fiscal year 2005.
Accounts Receivable Customer Concentration
     At July 1, 2006 we had three customers accounting for 10% or more of total net receivables. AT&T Corporation accounted for 16%, United HealthCare Services, Inc. accounted for 16% and Telus Communications Company accounted for 11%, respectively, of total net accounts receivable. Of these amounts, we have collected 61% from AT&T Corporation, 36% from United HealthCare Services, Inc. and 65% from Telus Communications Company, respectively, through August 8, 2006. Of the total

July 1, 2006 gross accounts receivable, we have collected approximately 53% as of August 8, 2006. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.
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
Contractual Obligations
     As of July 1, 2006, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

		Less			More
		Than 1	1 - 3	3 - 5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Letters of credit	$203	$203	$—	$—	$—
Operating leases	$3,391	$1,177	$1,556	$658	$—
Severance and related costs	$668	$534	$134	$—	$—
Purchase obligations	$8,094	$6,514	$1,580	$—	$—

Total	$12,356	$8,428	$3,270	$658	$—

Letters of Credit
     Letters of credit reflect standby letters of credit issued as collateral for operational leases.
Operating Leases
     Operating leases reflect leases entered into by the Company for technology and office equipment as well as office space.
Severance and Related Costs
     Severance and related costs reflect payments the Company will make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2006 and prior years. The amounts listed have not been reduced by minimum sublease rentals of $84 due in the second half of fiscal year 2006 and $125 due in fiscal year 2007, respectively, under non-cancelable subleases.
Purchase Obligations
     Purchase obligations reflect the costs of goods or services eLoyalty had received prior to July 1, 2006, but for which eLoyalty had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. eLoyalty adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the second quarter ended July 1, 2006 and July 2, 2005, 12% and 15%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.
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
Item 4. Controls and Procedures
     An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 1, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to the Company’s purchase of shares of its common stock in the second quarter of 2006. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
April 2, 2006 – May 1, 2006
Common stock	130	$16.87
May 2, 2006 – June 1, 2006
Common stock	30,820	$13.33
June 2, 2006 – July 1, 2006
Common stock	95	$13.25

Total
Common stock	31,045	$13.34

Item 4. Submission of Matters to a Vote of Security Holders
     Our 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 18, 2006. Represented at the Annual Meeting, either in person or by proxy, were 9,443,771 voting shares, consisting of common stock and Series B stock. This represented more than a majority of the shares of eLoyalty common and Series B stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.
     The following actions were taken at the Annual Meeting:
1.	Messrs. Coxe and Kohler, the nominees for election as Class I Directors at the Annual Meeting, were re-elected to serve as members of eLoyalty’s Board of Directors for a three year term expiring in 2009. The vote for Mr. Coxe was: 9,388,545 shares voted in favor of election, and 55,226 votes withheld. The vote for Mr. Kohler was: 9,342,474 shares voted in favor of election and 101,297 votes withheld.
Item 6. Exhibits
31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 14, 2006.

eLOYALTY CORPORATION

By	/s/ STEVEN C. POLLEMA

Steven C. Pollema
Vice President, Operations
and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)