Form 10-Q
period 2006-09-30
ELOYALTY CORP
filed 2006-11-13
CIK 1094348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 6, 2006 was 8,019,400.

Part I. Financial Information
Item 1. Financial Statements
eLoyalty Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents	$13,248	$17,851
Restricted cash	303	524
Short-term investments	—	4,000
Receivables (net of allowances of $93 and $188)	13,227	10,801
Prepaid expenses	5,512	3,661
Other current assets	3,402	202

Total current assets	35,692	37,039
Equipment and leasehold improvements, net	4,615	3,131
Goodwill	2,643	2,643
Intangibles, net	1,051	1,181
Other long-term assets	4,008	1,234

Total assets	$48,009	$45,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable	$3,876	$1,974
Accrued compensation and related costs	3,992	3,102
Unearned revenue	7,263	3,576
Other current liabilities	4,160	3,046

Total current liabilities	19,291	11,698
Long-term unearned revenue	4,537	864
Other long-term liabilities	54	281

Total liabilities	23,882	12,843

Commitments and contingencies
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,099,234 and 4,099,968 shares issued and outstanding with a liquidation preference of $21,272 and $21,642 at September 30, 2006 and December 31, 2005, respectively	20,906	20,910

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,019,567 and 7,611,915 shares issued and outstanding, respectively	80	76
Additional paid-in capital	144,041	149,949
Accumulated deficit	(137,244)	(128,662)
Accumulated other comprehensive loss	(3,656)	(3,947)
Unearned compensation	—	(5,941)

Total stockholders’ equity	3,221	11,475

Total liabilities and stockholders’ equity	$48,009	$45,228

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue:
Services	$19,485	$16,285	$51,987	$49,751
Product	5,165	4,092	11,002	7,814

Revenue before reimbursed expenses (net revenue)	24,650	20,377	62,989	57,565
Reimbursed expenses	1,266	930	3,104	2,845

Total revenue	25,916	21,307	66,093	60,410

Operating Expenses:
Cost of services	14,232	11,860	42,864	36,841
Cost of product	3,208	2,538	7,924	5,622

Cost of revenue before reimbursed expenses	17,440	14,398	50,788	42,463
Reimbursed expenses	1,266	930	3,104	2,845

Total cost of revenue, exclusive of depreciation and amortization shown below:	18,706	15,328	53,892	45,308
Selling, general and administrative	6,406	5,173	18,761	15,496
Severance and related costs	385	(104)	730	411
Depreciation and amortization	641	1,467	1,718	4,773

Total operating expenses	26,138	21,864	75,101	65,988

Operating loss	(222)	(557)	(9,008)	(5,578)
Interest income (expense) and other, net	224	100	483	253

Income (loss) before income taxes	2	(457)	(8,525)	(5,325)
Income tax (provision) benefit	(6)	10	(57)	11

Net loss	(4)	(447)	(8,582)	(5,314)
Dividends related to Series B preferred stock	(366)	(367)	(1,098)	(1,105)

Net loss available to common stockholders	$(370)	$(814)	$(9,680)	$(6,419)

Basic net loss per common share	$(0.05)	$(0.12)	$(1.45)	$(1.00)

Diluted net loss per common share	$(0.05)	$(0.12)	$(1.45)	$(1.00)

Shares used to calculate basic net loss per share	6,792	6,710	6,694	6,414

Shares used to calculate diluted net loss per share	6,792	6,710	6,694	6,414

Noncash compensation included in individual line items above:
Cost of services	$438	$300	$1,051	$867
Selling, general and administrative	611	348	1,561	1,139
Severance and related costs	—	(25)	—	(25)

Total noncash compensation	$1,049	$623	$2,612	$1,981

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	For the
	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(8,582)	$(5,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,718	4,773
Noncash compensation	2,612	1,981
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(2,356)	(1,719)
Prepaid expenses	(5,648)	(651)
Accounts payable	1,892	(241)
Accrued compensation and related costs	(656)	(1,281)
Unearned revenue	7,360	(232)
Other liabilities	1,135	503
Other assets	(2,062)	(529)

Net cash used in operating activities	(4,587)	(2,710)

Cash Flows from Investing Activities:
Interelate acquisition	—	3
Sale of short-term investments	4,000	3,772
Purchase of short-term investments	—	(797)
Capital expenditures and other	(3,071)	(941)

Net cash provided by investing activities	929	2,037

Cash Flows from Financing Activities:
Decrease in restricted cash	221	98
Payment of Series B dividends	(1,464)	(1,480)
Proceeds from exercise of stock options	38	—

Net cash used in financing activities	(1,205)	(1,382)

Effect of exchange rate changes on cash and cash equivalents	260	(342)

Decrease in cash and cash equivalents	(4,603)	(2,397)
Cash and cash equivalents, beginning of period	17,851	20,095

Cash and cash equivalents, end of period	$13,248	$17,698

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$(7)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except share and per share data)
Note 1 — General
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we” or “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 30, 2006, the condensed consolidated results of our operations for the three months and nine months ended September 30, 2006 and October 1, 2005 and our condensed consolidated cash flows for the nine months ended September 30, 2006 and October 1, 2005, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.
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
Note 2 — Short-term Investments
          As of September 30, 2006 and December 31, 2005, we held $0 and $4,000 of short-term investments. Short-term investments consisted of auction rate municipal bonds and auction rate preferred funds. All of these short-term investments were classified as available-for-sale securities. These auction rate securities were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we liquidated these securities primarily through the auction process. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. All income generated from these short-term investments was recorded as interest income.
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
          For those fixed price Managed service contracts under which we provide support for third-party software and hardware, we generally record them at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale.

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
          Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral AnalyticsTM offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of September 30, 2006 and December 31, 2005, we had deferred revenue totaling $4,766 and $1,228, respectively, related to Behavioral AnalyticsTM engagements. This deferred revenue is recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our condensed consolidated balance sheet totaled $3,293 at September 30, 2006 compared to $1,225 at December 31, 2005.
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
          In the third quarter of 2006, we deferred approximately $1,019 of Consulting services and Product revenue related to arrangements that included undelivered elements that did not have established VSOE. This revenue is recognized when the elements without established VSOE are delivered to the client.
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
     Other Significant Accounting Policies
          For a description of the Company’s other significant accounting policies, see Note 2, “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Note 4 — Stock Based Compensation
          eLoyalty maintains two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors or another duly constituted committee of the Board (the “Compensation Committee”). If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation, then those options or shares again become available for issuance under the plans.
          Stock option awards may be in the form of incentive or non-qualified options. The Company has discontinued granting stock options to employees but retains the right to issue stock options under the Plans in the future. As of September 30, 2006, there were a total of 311,629 shares available for future grants under the 1999 and 2000 Plans. Stock options had been generally granted with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. The stock option terms were set by the Compensation Committee and generally became exercisable over a period of four years. The initial vesting occurred after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award vested in equal monthly increments over the four-year period.
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
          The following table illustrates the pro forma effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months and nine months ended October 1, 2005, respectively.

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	October 1,	October 1,
	2005	2005
Net loss available to common stockholders as reported	$(814)	$(6,419)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	648	2,006
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(687)	(2,190)

Pro forma	$(853)	$(6,603)

Basic net loss per share:
As reported	$(0.12)	$(1.00)

Pro forma	$(0.13)	$(1.03)

Diluted net loss per share:
As reported	$(0.12)	$(1.00)

Pro forma	$(0.13)	$(1.03)

          The stock-based compensation expense used in the preceding disclosure of pro forma net earnings for the three months and nine months ended October 1, 2005, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions:

	2005
Risk-free interest rates	3.4%
Expected dividend yield	0%
Expected volatility	101%
Expected lives	5.0	years
          The fair value for options granted during the three months and nine months ended September 30, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions:

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

          The following table summarizes the activity of stock options and the stock options outstanding and exercisable as of September 30, 2006:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Fair Value
		Average	Contractual	of Option
	Options	Exercise Price	Life (Years)	Grants
Outstanding as of December 31, 2005	552,365	$26.78	6.1

Granted	4,800	$13.50		$8.92
Exercised	(10,333)	$3.72
Forfeited	(28,419)	$65.94

Outstanding as of September 30, 2006	518,413	$24.97	5.6

Exercisable as of September 30, 2006	474,213	$26.87

Outstanding intrinsic value at September 30, 2006	$3,148

Exercisable intrinsic value at September 30, 2006	$2,546

          As of September 30, 2006, there remains $176 of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 0.7 years.
          Restricted stock awards are shares of eLoyalty common stock granted to an individual. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future grants of eLoyalty common stock in specified amounts on specified vesting dates, subject to the individual remaining an eLoyalty employee on the specified vesting dates.
          Restricted and installment stock award activity was as follows for the nine months ended September 30, 2006:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2005	1,179,957	$5.35
Granted	671,100	$13.63
Vested	(389,183)	$6.41
Forfeited	(139,174)	$8.93

Nonvested balance at September 30, 2006	1,322,700	$8.91

          As a result of the adoption of SFAS No. 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Loss before income taxes	$(50)	$(165)
Net loss	$(50)	$(165)
Basic net loss per common share	$(0.01)	$(0.02)
          Total stock compensation expense for the three months and nine months ended September 30, 2006 totaled $1,049 and $2,612, respectively. The Company has established its forfeiture rate based on historical experience. The cumulative effect adjustment related to future forfeitures was immaterial. eLoyalty has elected to recognize stock compensation expense on a straight-line basis. eLoyalty did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction for the three months and nine months ended September 30, 2006 totaled $1,269 and $3,250, respectively. As of September 30, 2006, there remains $10,309 of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 4 years.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Total fair value of restricted and installment stock awards vested	$2,239	$808	$5,604	$2,170
Total fair value of stock options exercised	$6	$—	$141	$—
Intrinsic value of stock options vested	$155	$37	$486	$108
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
          In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. For severance and related costs for the third quarter of 2006 and 2005, respectively, eLoyalty recognized expense of $385 and income of $104. The $385 of expense recorded in the third quarter of 2006 is primarily related to employee severance and related costs for the elimination of eleven positions in our North American and International segments. The $104 of income recorded in the third quarter of 2005 is primarily related to a favorable adjustment to a previously estimated severance cost accrual.
          For the nine months ended September 30, 2006 and October 1, 2005, respectively, eLoyalty recognized expense of $730 and $411, respectively. The $730 of expense recorded in the first nine months of 2006 is primarily related to $785 of employee severance and related costs for the elimination of twelve positions in our North American and International segments, offset by a favorable adjustment of $55 primarily related to previously estimated severance and facility cost accruals. The $411 of expense recorded in the first nine months of 2005 is primarily related to $616 of employee severance and related costs for the elimination of nine positions in both our North American and International segments, offset by favorable adjustments of $205 primarily related to previously estimated severance cost and facility accruals.
          During the first nine months of 2006, eLoyalty made cash payments of $774 related to cost reduction actions initiated in 2006 and earlier periods. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.
          The severance and related costs and their utilization for the first nine months of 2006 are as follows:

	Employee
	Severance	Facilities	Other	Total

Balance, December 31, 2005	$44	$654	$4	$702

Charges	777	—	8	785
Adjustments	(25)	(31)	1	(55)

Charged to severance and related costs	752	(31)	9	730

Payments	(506)	(255)	(13)	(774)

Balance, September 30, 2006	$290	$368	$—	$658

          Of the $658 that remained reserved as of September 30, 2006, $290 related to severance payments is recorded in

“Accrued compensation and related costs” and the balance of $368 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $368 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.
Note 6 — Comprehensive Net Loss
          Comprehensive net loss is comprised of the following:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net loss	$(4)	$(447)	$(8,582)	$(5,314)
Other comprehensive loss:
Effect of currency translation	(51)	109	291	(415)

Comprehensive net loss	$(55)	$(338)	$(8,291)	$(5,729)

          The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3,656 and $3,947 at September 30, 2006 and December 31, 2005, respectively.
Note 7 — Loss Per Share
          The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net loss	$(4)	$(447)	$(8,582)	$(5,314)
Series B preferred stock dividends	(366)	(367)	(1,098)	(1,105)

Net loss available to common stockholders	$(370)	$(814)	$(9,680)	$(6,419)

Per common share
Basic loss before Series B preferred stock dividends	$(0.00)	$(0.07)	$(1.28)	$(0.83)

Basic net loss	$(0.05)	$(0.12)	$(1.45)	$(1.00)

Weighted average common shares outstanding (in thousands)	6,792	6,710	6,694	6,414

          In periods in which there is a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as it was antidilutive. The total number of common share equivalents (in thousands) that would have been included in the computation of diluted loss per share if they had been dilutive was 4,792 and 4,429 for the three months ended September 30, 2006 and October 1, 2005, respectively, and 4,925 and 4,450 for the nine months ended September 30, 2006 and October 1, 2005, respectively.
Note 8 — Segment Information
          eLoyalty focuses exclusively on providing customer relationship management (“CRM”) related professional services. eLoyalty has two reportable geographic segments: North America (consisting of U.S. and Canada) and International. The following table reflects total revenue and operating results by reportable segment for the three months and nine months ended September 30, 2006 and October 1, 2005, respectively, and total assets by reportable segment as of September 30, 2006 and December 31, 2005.

	North
	America	International	Total
For the Three Months Ended
Net Revenue
2006	$23,570	$1,080	$24,650
2005	$19,066	$1,311	$20,377
Operating income (loss)
2006	$30	$(252)	$(222)
2005	$(482)	$(75)	$(557)
Depreciation and amortization expense
2006	$632	$9	$641
2005	$1,458	$9	$1,467
Capital expenditures
2006	$1,825	$—	$1,825
2005	$569	$—	$569
For the Nine Months Ended
Net Revenue
2006	$59,592	$3,397	$62,989
2005	$53,045	$4,520	$57,565
Operating income (loss)
2006	$(8,812)	$(196)	$(9,008)
2005	$(4,178)	$(1,400)	$(5,578)
Depreciation and amortization expense
2006	$1,691	$27	$1,718
2005	$4,745	$28	$4,773
Capital expenditures
2006	$3,071	$—	$3,071
2005	$941	$—	$941

Total assets
September 30, 2006	$43,602	$4,407	$48,009
December 31, 2005	$40,010	$5,218	$45,228
For the Three Months Ended

	North America			International
Net	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2006	$22,374	$1,196	$23,570	$—	$984	$58	$38	$1,080	$24,650
2005	$17,836	$1,230	$19,066	$296	$844	$133	$38	$1,311	$20,377
For the Nine Months Ended

	North America			International
Net	United			United
Revenue	States	Canada	Total	Kingdom	Ireland	Germany	Other	Total	Total
2006	$55,595	$3,997	$59,592	$4	$3,112	$169	$112	$3,397	$62,989
2005	$49,241	$3,804	$53,045	$1,206	$2,712	$486	$116	$4,520	$57,565
          Total tangible long-lived assets for U.S. operations are $4,604 and $3,306 at September 30, 2006 and December 31, 2005, respectively.

Note 9 — Other Current Assets
          Other current assets consisted of the following:

	As of
	September 30,	December 31,
	2006	2005
Product rebates receivable	$1,917	$—
Tax receivable	1,096	—
Other	389	202

Total	$3,402	$202

          The tax receivable consists of an anticipated tax refund in Europe.
Note 10 — Other Long-Term Assets
          Other long-term assets consisted of the following:

	As of
	September 30,	December 31,
	2006	2005
Long-term prepaid expenses	$4,008	$211
Long-term receivables	—	1,023

Total	$4,008	$1,234

          Long-term prepaid expenses include payments related to third-party support contracts and deferred costs associated with deployment of our Behavioral AnalyticsTM solution. These costs are recognized ratably over the term of the associated contracts. Long-term receivables primarily consist of an anticipated tax refund in Europe.
Note 11 — Recent Accounting Pronouncements
          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have evaluated SAB No. 108 and do not anticipate the adoption of SAB No. 108 to have a material impact on our financial position or results of operations.
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 157 may have on our financial position or results of operations.
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 may have on our financial position or results of operations.

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
Note 12 — Legal Matters
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
     Revenue Recognition
          eLoyalty derives a substantial majority of its revenue from professional services. Almost half of this revenue is from Consulting services that involve operational consulting and integrating or building of a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract. For all other Consulting services, we recognize revenue as the service is performed.
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
          For those fixed price Managed service contracts under which we provide support for third-party software and hardware, we generally record them at the gross amount of the sale because the contracts satisfy the requirements of

Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale. Historically, very few transactions did not satisfy the requirements of EITF 99-19. However, the Company has recently signed a new reseller agreement with its largest vendor that may increase the number of transactions that require the revenue to be recognized for the net amount of the sale.
          Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are recognized only when any contingency associated with the contractual payment is resolved.
          Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral AnalyticsTM offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of September 30, 2006 and December 31, 2005, we had deferred revenue totaling $4.8 million and $1.2 million, respectively, related to Behavioral AnalyticsTM engagements. This deferred revenue is recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our condensed consolidated balance sheet totaled $3.3 million at September 30, 2006 compared to $1.2 million at December 31, 2005.
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
          In the third quarter of 2006, we deferred approximately $1.0 million of Consulting services and Product revenue related to arrangements that included undelivered elements that did not have established VSOE. This revenue is recognized when the elements without established VSOE are delivered to the client.
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
     Other Significant Accounting Policies
          For a description of the Company’s other significant accounting policies, see Note 2, “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Forward-Looking Statements
          This Form 10-Q contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future”, “should”, “could”, “seeks”, “target”, “may”, “will continue to”, “predicts”, “forecasts”, “potential”, “guidance”, “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, the following:
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
          eLoyalty is focused on growing and developing our business through two primary service lines: Behavioral Analyticstm and Converged Internet Protocol Contact Center (“CIPCC”). In recent years, we have invested heavily to develop the following differentiated capabilities in these service lines:
          eLoyalty pioneered the Behavioral Analyticstm solution, which applies human behavioral modeling to analyze and improve customer interactions. Using our Behavioral Analyticstm applications, eLoyalty can help clients: automatically measure customer satisfaction and agent performance on every call; identify and understand customer personality; improve rapport between agent and customer; reduce call handle times while improving customer satisfaction; identify opportunities to improve self-service applications; and improve cross-sell and up-sell success rates. We have designed a scalable application platform to enable us to rapidly implement Behavioral Analyticstm applications for our clients. The Behavioral Analyticstm solution is delivered as a subscription service, primarily in a remote-hosted model.
          Our CIPCC service line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. eLoyalty has developed a set of tools and methodologies to help clients financially model, plan migration paths, and configure, integrate and support converged Internet Protocol (“IP”) network solutions within their contact center environments.
          eLoyalty derives its revenue from three primary sources: Consulting services, Managed services and the sale of third-party Product. Our traditional Consulting services involve evaluating, selecting, designing, building and/or integrating CRM solutions for our clients. Through our CIPCC service line, we deliver consulting and systems integration projects to help clients migrate their contact center applications from traditional voice networks to converged voice and data networks (Voice Over IP). Consulting services revenue related to our Behavioral Analyticstm service line, is derived through assessment projects. The purpose of these projects is to prove the concept within the context of the client’s business and to develop the business case for the deployment of our solution.
          Managed services revenue is generated through three primary sources. Through our CIPCC service line, we sell and deliver annual and multi-year contracts under which we provide remote monitoring, maintenance and support for our clients’ contact center infrastructure and applications. Our Behavioral Analyticstm solution is sold and delivered through multi-year subscription arrangements with our clients. The third type of Managed services revenue comes from hosting and operating marketing automation solutions, including campaign management and email fulfillment services.
          Product revenue is generated through the resale of third-party software and hardware primarily sold through our CIPCC service line. The majority of this revenue relates to reselling products from Cisco Systems, Inc.
          It is not uncommon for a Consulting services engagement to lead to the sale of both Product and a long-term maintenance and support, hosting, or subscription contract. These services and products are packaged and marketed through a common business development team. Our Consulting services and Managed services delivery teams often work together and leverage common tools and methodologies to deliver this spectrum of solutions to our clients.
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
Revenue Overview and Business Outlook
          The following table summarizes the major components of our revenue (as described above) over the last six quarters.
          Revenue

(Dollars in thousands)	For the Three Months Ended
Revenue:	09/30/2006	07/01/2006	04/01/2006	12/31/2005	10/01/2005	07/02/2005

Consulting services	$11,137	$9,720	$11,660	$10,818	$12,176	$10,931
Managed services	8,348	5,903	5,219	4,987	4,109	5,424

Services revenue	19,485	15,623	16,879	15,805	16,285	16,355
Product	5,165	3,877	1,960	1,896	4,092	2,334
Reimbursed expenses	1,266	1,050	788	897	930	924

Total revenue	$25,916	$20,550	$19,627	$18,598	$21,307	$19,613

Percentage of Revenue	For the Three Months Ended
Revenue:	09/30/2006	07/01/2006	04/01/2006	12/31/2005	10/01/2005	07/02/2005

Consulting services	43%	47%	59%	58%	57%	56%
Managed services	32%	29%	27%	27%	19%	28%

Services revenue	75%	76%	86%	85%	76%	84%
Product	20%	19%	10%	10%	19%	12%
Reimbursed expenses	5%	5%	4%	5%	5%	4%

Total revenue	100%	100%	100%	100%	100%	100%

     Business Outlook
          In fiscal year 2006, we anticipate moderate growth in Services revenue. This reflects a slight decline in Consulting services revenue and strong growth in our Managed services revenue due to our strategy to drive growth through our primary service lines, CIPCC and Behavioral AnalyticsTM, and the shifting of selling and delivery resources toward those objectives. We expect growth in Managed services revenue as a result of higher CIPCC support and maintenance revenue and Behavioral AnalyticsTM deployment and subscription revenue. The slight decrease in Consulting services revenue should result from declining revenue from traditional CRM consulting partially offset by strong growth in Consulting revenue from our CIPCC service line. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed services, are likely to experience a decline in 2006. We expect to significantly increase our Managed services “backlog” in 2006 as a result of this growth in these service lines. See “Managed Services Backlog.”
          In 2006, Product revenue should continue to increase as it is driven by growth within the CIPCC service line. However, there are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the product supplier for the engagement. As a result, it is difficult to anticipate a particular level of Product revenue in any given quarter.
          We continue to be encouraged by the significant growth of our Managed services backlog described below, the strength of our new business pipeline, and the improvement in our revenue mix that are being driven by our Behavioral AnalyticsTM and CIPCC service lines. Gross margins should improve in fiscal year 2007 as we begin to recognize the subscription and deferred deployment revenue associated with an increasing number of Behavioral AnalyticsTM clients. We intend to continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral AnalyticsTM service line. These investments should continue to put pressure on our profitability and cash resources in the balance of 2006 and fiscal year 2007, but we feel they are required to continue to build a significant Managed services backlog and to build and maintain a competitive advantage.
          In fiscal year 2007, the Company expects to have cash obligations related to operating results, working capital requirements, capital expenditure requirements, and an expectation of Series B stock cash dividends. Notwithstanding the uncertainties stated above, we believe that the Company’s total cash balances at September 30, 2006, together with expected internally generated funds are adequate to fund our operations over the next twelve months.
     Managed Services Backlog
          As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of remaining “backlog” associated with these agreements. The Managed services backlog was $60.8 million as of September 30, 2006, $63.9 million as of July 1, 2006 and $23.4 million as of October 1, 2005. Of the September 30, 2006 backlog, approximately 65% is related to our Behavioral AnalyticsTM offering, 22% is related to our CIPCC offerings and the remaining balance is from other Managed services. eLoyalty uses the term “backlog” with respect to its Managed services engagements to refer to the expected revenue to be earned under the applicable contract, based on and over the life of the contracted term and, when applicable, anticipated levels of usage and performance. Actual usage and performance however might vary from anticipated levels. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause but, in substantially all cases, early termination requires that the customer makes a substantial early termination payment. Managed services contracts range from six months to five years in duration.
Third Quarter 2006 Compared with Third Quarter 2005
     Net Revenue
          Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 21% to $24.7 million in the third quarter of 2006, up $4.3 million from $20.4 million in the third quarter of 2005.
          Revenue from Consulting services decreased 9% to $11.1 million in the third quarter of 2006, down from $12.2 million in the third quarter of 2005. The decrease in Consulting services revenue is primarily due to decreased demand for our traditional CRM Consulting services partially offset by the 44% growth of our CIPCC service line. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.
          Revenue from Managed services more than doubled, increasing to $8.3 million in the third quarter of 2006 from $4.1 million in the third quarter of 2005. The increase in Managed services revenue in the third quarter of 2006 compared to the third quarter of 2005 resulted from the continued growth in our CIPCC service line and the initial recognition of subscription revenue related to a large Behavioral Analytics™ engagement. Prior to the third quarter of 2006, subscription and deployment revenue related to this engagement had been deferred because the arrangement included undelivered elements whose fair value could not be established. Of the previously deferred revenue, $1.2 million was recognized when these elements were delivered in the third quarter of 2006.
          Revenue from the sale of Product increased $1.1 million, or 27%, to $5.2 million in the third quarter of 2006 from $4.1 million in the third quarter of 2005. This revenue is primarily driven by the growth in our CIPCC service line. There are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
          Net revenue from North American operations increased 24% to $23.6 million in the third quarter of 2006, up $4.5 million from $19.1 million in the third quarter of 2005. International operations net revenue (which primarily represents net revenue from Europe and Australia) decreased $0.2 million, or 15%, to $1.1 million in the third quarter of 2006 from $1.3 million in the third quarter of 2005. As a percentage of consolidated net revenue, net revenue from International operations represented 4% and 6% of net revenue for the third quarter of 2006 and 2005, respectively.
          Utilization of billable consulting personnel was 79% for both the third quarter of 2006 and 2005. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $150 for the third quarter of 2006 and $153 for the third quarter of 2005.
          Our revenue concentration has increased as our top 5 customers accounted for 53% and 43% of our revenue in the third quarter of 2006 and 2005, respectively. The top 10 customers accounted for 69% and 60% of our revenue in the third quarter of 2006 and 2005, respectively. In addition, the top 20 customers accounted for 87% of our revenue in the third quarter of 2006 and 79% of our revenue in the third quarter of 2005. One customer accounted for 10% or more of our revenue in the third quarter of 2006. United HealthCare Services, Inc. accounted for 25% of our revenue in the third quarter of 2006 and 12% of our revenue in the third quarter of 2005. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

     Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization
          Our most significant operating cost is the cost of revenue before reimbursed expenses, which is primarily comprised of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel, third-party pass through costs related to our Managed services and the cost of third-party product. Cost of revenue before reimbursed expenses also includes employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of revenue before reimbursed expenses excludes depreciation and amortization.
          Cost of revenue before reimbursed expenses as a percentage of net revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and the relative mix of business between Consulting services, Managed services and Product. The cost of Product is impacted by our ability to qualify for rebates from our largest Product vendor. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when any contingency associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we purchase the product because of our historical performance of meeting all required criteria and our ability to reasonably estimate the value of these rebates. The impact of this change resulted in a $0.4 million reduction of Product cost.
          Cost of revenue before reimbursed expenses increased $3.0 million, or 21%, to $17.4 million in the third quarter of 2006 from $14.4 million in the third quarter of 2005. The increase is primarily due to our investment in personnel to develop and support our Behavioral AnalyticsTM and CIPCC solutions, higher third-party support costs driven by growth in our CIPCC related Managed services revenue and increased Product costs, net of rebates, due to higher Product revenue. Product rebates recognized during the third quarter of 2006 totaled $1.9 million compared to $1.0 million in the third quarter of 2005. Cost of revenue before reimbursed expenses as a percentage of net revenue decreased to 70% in the third quarter of 2006 compared to 71% in the third quarter of 2005. The decrease in this percentage in the third quarter of 2006 is due to increase Product rebates and the impact of recognizing subscription and deployment revenue related to a Behavioral AnalyticsTM arrangement that included undelivered items without established fair value. These elements were delivered in the third quarter of 2006. These favorable percentage impacts were partially offset by investment in our Behavioral AnalyticsTM service line, a higher mix of CIPCC Managed services revenue which includes third-party support costs and a lower net billing rate.
     Selling, General and Administrative
          Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.
          Selling, general and administrative expenses increased $1.2 million, or 23%, to $6.4 million in the third quarter of 2006 from $5.2 million in the third quarter of 2005. This increase was primarily the result of increased personnel costs required to support our Behavioral AnalyticsTM and CIPCC service lines.
     Severance and Related Costs
          Severance and related costs increased $0.5 million, to $0.4 million in the third quarter of 2006 compared to $0.1 million of income in the third quarter of 2005. The $0.4 million of expense recorded in the third quarter of 2006 is primarily related to employee severance and related costs for the elimination of eleven positions in our North American and International segments. The $0.1 million of income in the third quarter of 2005 is primarily related to a favorable adjustment to a previously estimated severance cost accrual.
          In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in 2006 were $2.4 million and will be realized in fiscal year 2007. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and are expected to be realized in fiscal year 2006. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 should be paid pursuant to contractual lease terms through fiscal year 2007. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.
     Depreciation and Amortization
          Depreciation and amortization expense decreased $0.9 million, or 60%, to $0.6 million in the third quarter of 2006 compared to $1.5 million in the third quarter of 2005. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated. These assets were primarily part of our information technology infrastructure and our Marketing Managed services.
     Operating Loss
          Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $0.2 million for the third quarter of 2006, compared to an operating loss of approximately $0.6 million for the third quarter of 2005.
     Interest Income (Expense) and Other, net
          Non-operating interest income (expense) and other increased $0.1 million, or 100%, to $0.2 million in the third quarter of 2006 compared to $0.1 million in the third quarter of 2005. The $0.1 million increase in non-operating other income was primarily related to higher yields on our investments.
     Income Tax (Provision) Benefit
          Income taxes were almost $0 in the third quarter of 2006 and 2005. As of September 30, 2006, total deferred tax assets of $57.7 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we may return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.
     Net Loss Available to Common Stockholders
          We reported a net loss available to common stockholders of $0.4 million in the third quarter of 2006 as compared with a net loss available to common stockholders of $0.8 million in the third quarter of 2005. We reported a net loss of $0.05 per share on a basic and diluted basis in the third quarter of 2006 compared to a net loss of $0.12 per share on a basic and diluted basis in the third quarter of 2005.

First Nine Months of 2006 Compared with First Nine Months of 2005
          The following table summarizes the major components of our revenue for the nine months ended as follows:

	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30, 2006		October 1, 2005
	Dollars	Percentage	Dollars	Percentage
	in Thousands	of Revenue	in Thousands	of Revenue

Revenue:
Consulting services	$32,517	49%	$35,195	58%
Managed services	19,470	30%	14,556	24%

Services revenue	51,987	79%	49,751	82%
Product	11,002	17%	7,814	13%
Reimbursed expenses	3,104	4%	2,845	5%

Total revenue	$66,093	100%	$60,410	100%

     Net Revenue
          Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased $5.4 million, or 9%, to $63.0 million in the first nine months of 2006 from $57.6 million in the first nine months of 2005.
          Revenue from Consulting services decreased $2.7 million, or 8%, to $32.5 million in the first nine months of 2006 from $35.2 million in the first nine months of 2005. Consulting services revenue represented 49% and 58% of total revenue for the first nine months of 2006 and 2005, respectively. The decrease in Consulting services revenue is primarily due to a decline in our traditional CRM Consulting services by approximately 20%. This decline was partially offset by continued growth, approximately 47%, of Consulting revenue related to our CIPCC service line. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.
          Revenue from Managed services increased $4.9 million, or 34%, to $19.5 million in the first nine months of 2006 from $14.6 million in the first nine months of 2005. Managed services revenue represented 30% and 24% of total revenue for the first nine months of 2006 and 2005, respectively. The increase in Managed services revenue in the first nine months of 2006 compared to the first nine months of 2005 is primarily due to the strong growth in our CIPCC and Behavioral Analytics™ service lines.
          Revenue from the sale of Product increased $3.2 million, or 41% to $11.0 million in the first nine months of 2006 from $7.8 million in the first nine months of 2005. Revenue from the sale of Product represented 17% and 13% of total revenue for the first nine months of 2006 and 2005, respectively. This revenue is primarily driven by the growth in our CIPCC service line. There are significant variances in size among individual engagements within this service line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, quarterly Product revenue may fluctuate significantly.
          Revenue from North American operations increased $6.6 million, or 12%, to $59.6 million in the first nine months of 2006 from $53.0 million in the first nine months of 2005. International operations revenue (which primarily represents revenue from Europe and Australia) decreased $1.1 million, or 24%, to $3.4 million in the first nine months of 2006 from $4.5 million in the first nine months of 2005. As a percentage of consolidated net revenue, revenue from International operations represented 5% and 8% of total revenue for the first nine months of 2006 and 2005, respectively.

          Utilization of billable consulting personnel was 73% for the first nine months of 2006 and the first nine months of 2005. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $150 for the first nine months of 2006 and $154 for the first nine months of 2005.
     Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization
          Our most significant operating cost is the cost of revenue before reimbursed expenses, which is primarily comprised of labor costs including salaries, fringe benefits and incentive compensation of our delivery personnel, third-party pass through costs related to our Managed services and the cost of third-party product. Cost of revenue before reimbursed expenses also includes employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of revenue before reimbursed expenses excludes depreciation and amortization.
          Cost of revenue before reimbursed expenses as a percentage of net revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and the relative mix of business between Consulting services, Managed services and Product. The cost of Product is impacted by our ability to qualify for rebates from our largest Product vendor. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when any contingency associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we purchase the product because of our historical performance of meeting all required criteria and our ability to reasonably estimate the value of these rebates. The impact of this change resulted in a $0.4 million reduction of Product cost.
          Cost of revenue before reimbursed expenses increased $8.3 million, or 20%, to $50.8 million in the first nine months of 2006 from $42.5 million in the first nine months of 2005. The increase is primarily due to our investment in personnel to develop and support our Behavioral AnalyticsTM and CIPCC solutions, higher third-party support costs driven by growth in our CIPCC related Managed services revenue and increased Product costs, net of rebates, due to higher Product revenue. Product rebates recognized during the first nine months of 2006 totaled $2.5 million compared to $1.2 million in the first nine months of 2005. Cost of revenue before reimbursed expenses as a percentage of net revenue increased to 81% in the first nine months of 2006 compared to 74% in the first nine months of 2005. The percentage increase in the first nine months of 2006 was primarily due to investment in our Behavioral AnalyticsTM service line, a higher mix of CIPCC Managed services revenue which includes third-party support costs and a lower net billing rate partially offset by non-recurring revenue related to a minimum purchase agreement and higher Product rebates.
     Selling, General and Administrative
          Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.
          Selling, general and administrative expenses increased $3.3 million, or 21%, to $18.8 million in the first nine months of 2006 from $15.5 million in the first nine months of 2005. This increase was primarily the result of increased personnel costs associated with the support of our Behavioral AnalyticsTM and CIPCC service lines.
     Severance and Related Costs
          Severance and related costs increased $0.3 million, or 75%, to $0.7 million in the first nine months of 2006 from $0.4 million in the first nine months of 2005. The $0.7 million of expense recorded in the first nine months of 2006 is primarily related to $0.8 million of employee severance and related costs for the elimination of twelve positions in our North American and International segments partially offset by favorable adjustments of $0.1 million primarily related to previously estimated severance and facility cost accruals. The $0.4 million of expense recorded in the first nine months of 2005 is primarily related to $0.6 million of employee severance and related costs for the elimination of nine positions in our North American and

International segments, offset by favorable adjustments of $0.2 million primarily related to previously estimated facility and severance cost accruals. In 2006 and in fiscal year 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and are expected to be realized in fiscal year 2007. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and are expected to be realized in fiscal year 2006. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 are expected to be paid pursuant to contractual lease terms through fiscal year 2007. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.
     Depreciation and Amortization
          Depreciation and amortization expense decreased $3.1 million, or 65%, to $1.7 million in the first nine months of 2006 compared to $4.8 million in the first nine months of 2005. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated. These assets were primarily part of our information technology infrastructure and our Marketing Managed services.
     Operating Loss
          Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $9.0 million for the first nine months of 2006, compared to an operating loss of approximately $5.6 million for the first nine months of 2005.
     Interest Income (Expense) and Other, net
          Non-operating interest income (expense) and other increased $0.2 million, or 67%, to $0.5 million in the first nine months of 2006 compared to $0.3 million in the first nine months of 2005. The $0.2 million increase in non-operating other income was primarily related to higher yields on our investments.
     Income Tax (Provision) Benefit
          Income taxes were $0.1 million and almost $0 in the first nine months of 2006 and 2005, respectively. As of September 30, 2006, total deferred tax assets of $57.7 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we may return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.
     Net Loss Available to Common Stockholders
          We reported a net loss available to common stockholders of $9.7 million in the first nine months of 2006 as compared with a net loss available to common stockholders of $6.4 million in the first nine months of 2005. We reported a net loss of $1.45 per share on a basic and diluted basis in the first nine months of 2006 compared to a net loss of $1.00 per share on a basic and diluted basis in the first nine months of 2005.
Liquidity and Capital Resources
     Introduction
          Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. Our principal current capital resources consist of our cash and cash equivalent balances and our short-term investments. At September 30, 2006, we had cash and cash equivalents of approximately $13.2 million and restricted cash of approximately $0.3 million. Our cash and cash equivalents position decreased $4.7 million, or 26%, to $13.2 million as of September 30, 2006 compared to $17.9 million as of December 31, 2005. Restricted cash decreased $0.2 million, to $0.3 million as of September 30, 2006 compared to $0.5 million as of December 31, 2005. The $0.2 million decrease in restricted cash was primarily due to reducing the amount of outstanding letters of credit offset by an additional reserve to accommodate a LaSalle Bank credit requirement associated with accepting credit card payments. As of September 30, 2006, we liquidated all of our short-term investments compared to $4.0 million as of December 31, 2005 (see Note 2).
          On November 8, 2006, eLoyalty filed an S-3 with the Securities and Exchange Commission to raise $18.0 million in a proposed Rights Offering. eLoyalty intends to use the proceeds from the Rights Offering for working capital and general corporate purposes.
     Cash Flows from Operating Activities
          The Company used approximately $4.6 million and $2.7 million of cash during the first nine months of 2006 and 2005, respectively, for operating activities. Net cash outflows of $4.6 million in 2006 arose primarily from operating losses, payment of deferred Managed services costs (including Behavioral AnalyticsTM deployment costs and third-party maintenance contracts), an increase in accounts receivable, annual corporate insurance payments and incentive compensation largely offset by prepayments by our clients related to our Managed services contracts. Net cash outflows of $2.7 million in 2005 arose primarily from operating losses, payment of accrued 2004 non-VP bonuses, annual corporate insurance payments, prepaid product maintenance contracts and payments with respect to severance and related costs. DSO of 46 days at September 30, 2006 represented a decrease of 6 days compared to 52 days at December 31, 2005. We do not expect any significant collection issues with our clients. At September 30, 2006, there remained $0.7 million of unpaid severance and related costs (see Note 5).
     Cash Flows from Investing Activities
          Cash flows from investing activities decreased $1.1 million, to a source of cash of $0.9 million during the first nine months of 2006 from $2.0 million during the first nine months of 2005. During the first nine months of 2006, the sale of short-term investments provided $4.0 million of cash offset by capital expenditures and other of $3.1 million. During the first nine months of 2005 net short-term investments provided $3.0 million of cash offset by $0.9 million of capital expenditures and other. The level of capital expenditures for fiscal year 2006 may vary significantly depending on the number of new contracts for hosted services engagements into which we enter. We currently expect our capital expenditures to be less than $4.3 million for fiscal year 2006.
     Cash Flows from Financing Activities
          Cash flows used in financing activities decreased $0.2 million, to a use of cash of $1.2 million during the first nine months of 2006 from a use of cash of $1.4 million during the first nine months of 2005. Net cash outflows of $1.2 million during the first nine months of 2006 are primarily attributable to cash dividends of approximately $1.5 million, paid in January and July on the Series B convertible preferred stock (“Series B stock”), offset by a $0.2 million decrease in the required deposit of cash security for the credit line. Net cash outflows of $1.4 million during the first nine months of 2005 were attributable to cash dividends of $1.5 million, paid in January and July on the Series B stock, offset by a $0.1 million decrease in the required deposit of cash security for the credit line. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.
     Near-Term Liquidity
          Our near-term capital resources consist of our current cash balances together with anticipated future cash flows. Our balance of cash and cash equivalents was $13.2 million and $17.9 million as of September 30, 2006 and December 31, 2005, respectively. In addition, our restricted cash of $0.3 million at September 30, 2006 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments.

As of September 30, 2006, we no longer held short-term investments compared to $4.0 million held at December 31, 2005, respectively.
     Bank Facility
          The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through the first nine months of 2006 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by approximately $0.3 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, approximately $1.7 million remains available under the Facility at September 30, 2006. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first nine months of 2006 or in fiscal year 2005.
     Issuance of Convertible Preferred Stock
          In December 2001, we received $20 million of net cash related to the issuance of the 7% Series B Convertible Preferred Stock (“Series B stock”) and ended December 2001 with total cash of $52.1 million
     Accounts Receivable Customer Concentration
          At September 30, 2006 we had two customers accounting for 10% or more of total net receivables. United HealthCare Services, Inc. accounted for 25% and E*Trade Financial Corporation accounted for 12%, respectively, of total net accounts receivable. Of these amounts, we have collected 45% from United HealthCare Services, Inc. and 98% from E*Trade Financial Corporation, respectively, through November 9, 2006. Of the total September 30, 2006 gross accounts receivable, we have collected approximately 55% as of November 9, 2006. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.
     Summary
          We anticipate that our current unrestricted cash resources, together with other expected internally generated funds, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. If, however, our operating activities or net cash needs for the next twelve months were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there is no assurance that we would have access to additional external capital resources on acceptable terms.
Contractual Obligations
          As of September 30, 2006, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

		Less Than 1	1 - 3	3 - 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Letters of credit	$303	$303	$—	$—	$—
Operating leases	$3,233	$1,223	$1,519	$491	$—
Severance and related costs	$826	$826	$—	$—	$—
Purchase obligations	$5,339	$5,339	$—	$—	$—

Total	$9,701	$7,691	$1,519	$491	$—

Letters of Credit
          Letters of credit reflect standby letters of credit issued as collateral for operational leases.
Operating Leases
          Operating leases reflect leases entered into by the Company for technology and office equipment as well as office space.
Severance and Related Costs
          Severance and related costs reflect payments the Company intends to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2006 and prior years. The amounts listed have not been reduced by minimum sublease rentals of $42 due in the remainder of fiscal year 2006 and $125 due in fiscal year 2007, respectively, under non-cancelable subleases.
Purchase Obligations
          Purchase obligations reflect the costs of goods or services eLoyalty had received prior to September 30, 2006, but for which eLoyalty had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.
Recent Accounting Pronouncements
          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have evaluated SAB No. 108 and do not anticipate the adoption of SAB No. 108 to have a material impact on our financial position or results of operations.
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 157 may have on our financial position or results of operations.
          In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 may have on our financial position or results of operations.
          In December 2004, the FASB issued SFAS No. 123R ‘‘Share-Based Payment” which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value-based method. eLoyalty adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
          We provide solutions to clients in a number of countries including the United States, Australia, Austria, Canada, Germany, Ireland and the United Kingdom. For the third quarter ended September 30, 2006 and October 1, 2005, 9% and 6%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.
          We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit, as well as interest rate risk related to our cash and cash equivalents and restricted cash. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows, but does not impact the fair value of the debt. This interest rate risk is not expected to have a material impact on our financial position or results of operations.
Item 4. Controls and Procedures
          An evaluation has been carried out under the supervision and with the participation of eLoyalty’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eLoyalty in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides information relating to the Company’s purchase of shares of its common stock in the third quarter of 2006. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
July 2, 2006 – August 1, 2006
Common stock	95	$13.78
August 2, 2006 – September 1, 2006
Common stock	35,868	$16.21
September 2, 2006 – September 30, 2006
Common stock	871	$16.80
Total

Common stock	36,834	$16.22

Item 6. Exhibits

10.1	Amendment No. 11 to Loan Agreement, dated as of September 18, 2006, between LaSalle Bank National Association and eLoyalty Corporation.

31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 13, 2006.

eLOYALTY CORPORATION

By	/s/ STEVEN C. POLLEMA

Steven C. Pollema
Vice President, Operations
and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)