Form 10-K
period 2006-12-30
ELOYALTY CORP
filed 2007-03-13
CIK 1094348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on July 1, 2006, as reported by The NASDAQ Stock Market LLC, is approximately $107,312,558.

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 8, 2007 was 9,334,249.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eLoyalty’s Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

PART I

Item		Page

Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 4A.	Executive Officers of the Company	13

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	61

PART III
Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions	63
Item 14.	Principal Accounting Fees and Services	63

PART IV
Item 15.	Exhibits and Financial Statement Schedules	63
Signatures		64
Exhibit Index		I-1
Form of Option Award Agreement
Amendment to Loan Agreement
Indemnification Agreement
Amended Employment Agreement
Employment Agreement
Indemnification Agreement
Summary of Director Compensation
Summary of 2007 Named Executive Officer Compensation
Subsidiaries
Consent of Grant Thornton LLP
Consent of PricewaterhouseCoopers LLP
Power of Attorney
Power of Attorney
Power of Attorney
Power of Attorney
Power of Attorney
Certification
Certification
Certification

PART I

Item 1.	Business.

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “plans”, “intends”, “projects”, “future”, “should”, “could”, “seeks”, “target”, “may”, “will continue to”, “predicts”, “forecasts”, “potential”, “guidance”, “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Item 1A, Part I of this Form 10-K, as well as the following:

•	Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments; reliance on a relatively small number of customers for a significant percentage of our revenue, reliance on major suppliers, including Customer Relationship Management (“CRM”) software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of and revenue from client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings;

•	Challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	Continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information technology services industry;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Protection of our technology, proprietary information and other intellectual property rights from challenges by third parties;

•	Future legislative or regulatory actions relating to the information technology or information technology service industries, including those relating to data privacy;

•	Risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	General economic, business and market conditions;

•	Changes by the Financial Accounting Standards Board or the Securities and Exchange Commission (“SEC”) of authoritative accounting principles generally accepted in the United States of America or policies or changes in the application or interpretation of those rules or regulations;

•	Acts of war or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	The timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

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

Our executive office is located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number 847-582-7000).

Overview

eLoyalty is a leading management consulting, systems integration, and managed services company focused on optimizing customer interactions. With professionals throughout North America and an additional presence in Europe, eLoyalty offers a broad range of enterprise CRM services and solutions that include: creating customer strategies; defining technical architectures; improving sales, service and marketing processes; and selecting, implementing, integrating, supporting and hosting best-of-breed CRM and analytics software applications.

eLoyalty is focused on growing and developing its business through two primary Service Lines: Behavioral Analyticstm and Converged Internet Protocol Contact Center (“CIPCC”) Solutions. Through these Service Lines and through our traditional CRM business, the Company generates three types of revenue: Consulting services revenue is generally project-based and sold on a time and materials or fixed-fee basis. Managed services revenue is recurring, annuity revenue that is secured through long-term (generally one to five year) contracts. Product revenue is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Service Lines and the types of revenue generated from each.

	Consulting Services	Managed
	Revenue	Services Revenue	Product Revenue
Behavioral Analyticstm Service Line	Assessments and follow-on consulting	Subscription revenue and amortized deployment revenue	None
CIPCC Service Line	Implementation and follow-on consulting	Contact Center monitoring, support and hosting	Hardware and software resale, primarily products from Cisco Systems
Traditional CRM	Consulting and systems integration engagements	Marketing application hosting, email fulfillment, and remote application support	None

In recent years, eLoyalty has invested heavily to develop the following differentiated capabilities in our primary Service Lines:

Behavioral Analyticstm

eLoyalty pioneered this solution, which applies human behavioral modeling to analyze and improve customer interactions. Using its Behavioral Analyticstm solution, eLoyalty can help clients:

•	Automatically measure customer satisfaction and agent performance on every call;

•	Identify and understand customer personality;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications; and

•	Improve cross-sell and up-sell success rates.

eLoyalty has designed a scalable application platform to enable the Company to rapidly implement Behavioral Analyticstm solutions for its clients. The Behavioral Analyticstm solution is delivered as a subscription service, primarily in a remote-hosted model.

Converged Internet Protocol Contact Center Solutions

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

The following table and the sections below further describe the various types of revenue we drive from the services we provide to our clients for each of the last three fiscal years:

	2006		2005		2004
		Percentage		Percentage		Percentage
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
	(In thousands)

Revenue:
Consulting services	$44,332	49%	$46,013	58%	$50,185	69%
Managed services	27,648	31%	19,543	25%	14,905	21%

Services revenue	71,980	80%	65,556	83%	65,090	90%
Product	13,579	15%	9,710	12%	3,153	4%

Net revenue	85,559	95%	75,266	95%	68,243	94%
Reimbursed expenses	4,269	5%	3,742	5%	4,330	6%

Total revenue	$89,828	100%	$79,008	100%	$72,573	100%

Consulting services, Managed services and the resale of Product are frequently sold and delivered together. It is not uncommon for a Consulting services engagement surrounding the design and implementation of customer service or marketing solutions to lead to the sale of both Product and Managed services, including a long-term maintenance and support or hosting relationship. These services and products are packaged and marketed through a common business development team. Our Consulting services and Managed services delivery teams often work together and leverage common tools and methodologies to deliver this spectrum of solutions to our clients.

Consulting Services

In addition to the Consulting services revenue generated by our Behavioral Analyticstm and CIPCC engagements, we derive a substantial portion of our revenue from a broad range of CRM consulting work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analyticstm and CIPCC Service Lines. Our Consulting services are billed on a time and materials basis or on a fixed-fee basis and generally include a combination of the following:

•	Evaluating our clients’ efficiency and effectiveness in handling customer interactions. We observe, measure, and analyze the critical aspects of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues.

•	Performing detailed financial analysis to calculate the expected return on investment for the implementation of various CRM solutions. This process helps our clients establish goals, alternatives and priorities and assigns client accountability throughout resulting projects.

•	Designing integrated architectures for enterprise-wide contact center environments. Our architects optimize cost efficiency with reliability, functionality, and effectiveness as we help our clients migrate to state-of-the-art infrastructure.

•	Implementing the functional, technical, and human performance aspects of CRM solutions. This often involves the integration of a variety of infrastructure and application hardware and software from third-party vendors.

Managed Services

Growth in Managed services revenue is primarily driven by Behavioral Analyticstm and CIPCC engagements. These Managed services consist of the following:

•	Behavioral Analyticstm Managed Services (“BAMS”) include the deployment and ongoing operation of our proprietary Behavioral Analyticstm solution. Based on each client’s business requirements, the applications are configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in some cases, on-premise hosted environment. The service is provided on a subscription basis and the contract duration generally is three to five years. The fees and costs related to the initial deployment are deferred and amortized over the life of the contract.

•	Contact Center Managed Services (“CCMS”) include monitoring, support, and hosting services related to complex IP and traditional contact center voice architectures. These services include routine maintenance and technology upgrades, the resolution of highly complex issues that involve multiple technology components and vendors, and, in some cases, the deployment and operation of hosted environments. Our support and monitoring services reduce the cost and impact of contact center downtime and anticipate problems before they occur.

In addition, we also generate Managed services revenue from two other sources. Marketing Managed Services revenue is generated from the accounts we obtained through the acquisition of the assets of Interelate, Inc. in 2004. The services provided to these accounts include hosted customer and campaign data management and mass email fulfillment. We also continue to provide remote call center application support and maintenance services to a small number of long-term clients. These two sources of Managed services revenue are likely to diminish over time as we focus on growth through the Behavioral Analyticstm and CIPCC Service Lines.

Product

We also generate revenue from the resale of Product, which consists of software and hardware primarily sold through our CIPCC Service Line. The vast majority of this revenue relates to reselling products from Cisco Systems, Inc.

Business Segments

We operate in two reportable geographic business segments — North America (consisting of the U.S. and Canada) and International. In 2001, we globalized and centralized our delivery, business development and infrastructure organizations and processes. Accordingly, there are no material distinctions between the character and nature of the two segments, other than financial results as discussed herein.

Our international operations create special risks, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, restrictions on the movement of cash and certain technologies across national borders, tax issues resulting from multiple tax laws, compliance with a variety of other foreign national and local laws and regulations, political instability and management of a geographically dispersed organization. If not adequately addressed, these risks may adversely affect our business. See “Risk Factors” included in Item 1A, Part I of this Form 10-K.

For information regarding our segment reporting, including domestic and foreign revenue, operating income and total assets, see Note Fifteen “Segment Information” of the “Notes to Consolidated Financial Statements”, appearing under Item 8, Part II of this Form 10-K.

Methods of Distribution

A substantial majority of our Consulting services, Managed services and Product are provided to our clients through direct contractual relationships. A portion of our revenue, approximately 9% in 2006, is generated from ongoing relationships with other companies, through which we make our services and third party products available to the clients of such companies.

Intellectual Property Rights

We view as proprietary the intellectual property that underlies our work product resulting from our services for clients, including the intellectual property rights to any custom software developed in the course of an engagement. We protect our intellectual property rights with patents, copyrights, and trademarks, applicable trade secret laws and contractual restrictions on disclosure, licensing and transferring title. In addition, we rely upon a combination of trade secret and common law, employee nondisclosure policies and third-party confidentiality agreements.

A majority of our clients require that we grant to them some or all proprietary and intellectual property rights with respect to the original work product resulting from our services, including the intellectual property rights to any custom software developed for them. Absent agreement to the contrary, each grant of proprietary and intellectual property rights limits our ability to reuse work product components with other clients. As a result, it is our practice to retain the rights in the underlying core intellectual property on which it is based, including methodologies, workplans and software. Further, it is our policy to obtain from our clients a license to permit us to market custom software and other original materials to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of eLoyalty.

Seasonality

We typically experience declines in seasonal revenue and earnings globally in the fourth quarter, as the total number of effective billing days on Consulting services engagements are reduced due to holidays and vacations. Additionally, our European operations historically have experienced decreased revenue and earnings in the third quarter because of extended summer vacation periods.

Clients

During fiscal year 2006, our 5 and 20 largest clients accounted for 42% and 79%, respectively, of our total revenue. One client, United HealthCare Services, Inc., accounted for 20% of our 2006 total revenue. For fiscal year 2006, 18 clients each accounted for over $1 million of total revenue. While our focus, consistent with the nature of our Managed services offering, is on developing long-term relationships with our clients, the nature of our business is such that our activities with specific clients will fluctuate periodically as individual Consulting services projects are initiated and progress through their lifecycle. As a result, the percentage of total revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.

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

Employees

As of December 30, 2006, we employed 406 people. None of our employees are represented by a union.

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

We derive and expect to continue to derive for the foreseeable future a significant portion of our total revenue from a limited number of clients. See “Business” and “Clients” in Item 1, Part I and “Year Ended December 30, 2006 Compared with the Year Ended December 31, 2005” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, Part II of this Form 10-K. With the exception of our Behavioral Analyticstm subscription clients, the volume of services that we provide for a specific client is likely to vary from year to year, and a major client in one year might not use our services in a subsequent year. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own business, our total revenue could decline substantially, which could seriously harm our business.

We depend on good relations with our major clients, and any harm to these good relations may materially and adversely harm our business or our ability to compete effectively.

To attract and retain clients, we depend to a large extent on our relationships with our customers and our reputation for high quality Consulting services and Managed services. We design, create, implement, host, maintain and support applications and solutions that are often critical to our clients’ businesses. We believe that we generally enjoy good relations with our clients. If a client is not satisfied with our services, products or solutions, including those of subcontractors we employ, it may be damaging to our reputation and business. Any defects or errors in our services or solutions or failure to meet our clients’ expectations could result in:

•	Delayed or lost revenue due to adverse client reaction;

•	Requirements to provide additional services to a client at a reduced fee or at no charge;

•	Negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

•	Claims for damages against us, regardless of our responsibility for such failure.

If we fail to meet our contractual obligations with our clients, we could be subject to legal liabilities or loss of clients. Although our contracts typically include provisions to limit our exposure to legal claims for the services and solutions we provide and the applications and systems we develop or integrate, these provisions may not protect us in all cases.

We have not realized a profit in seven years and there is no guarantee that we will realize a profit in the foreseeable future.

As of December 30, 2006, we had an accumulated deficit of $139.8 million. We incurred net losses of $12.6 million in 2006 and $9.1 million in 2005, and may continue to incur net losses in the future.

If we do not effectively manage the risks associated with increasingly complex client projects and new service offerings, our profit margins and our financial results may suffer.

We may fail to accurately estimate the time and resources necessary for the performance of our services. It can be difficult to judge the time and resources necessary to complete Consulting services projects, to deploy, support and operate hosted solutions, or to support and maintain complex contact center architectures. A number of different risks must be accounted for, including, without limitation, the variability and predictability of the number, size, scope, cost, and duration of and revenue from client engagements, unanticipated cancellations or deferrals of client contracts or follow-on phases of engagements in process, collection of revenue, variable employee utilization rates, project personnel costs and engagement requirements. Accurate estimates as to the costs and timing of completion of engagements is particularly important for the limited number that are performed on a fixed-price or not-to-exceed basis. Our failure to accurately estimate these risks could reduce the profitability of, or result in a loss on, our engagements and could damage our client relationships and our reputation.

Our ability to recruit talented professionals and retain our existing professionals, are critical to the success of our business.

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

Given the highly specialized nature of our services, senior management must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage the organization. If one or more members of our senior management team leaves and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale and results of operations.

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

We cannot assure that we will be successful in anticipating or responding to these developments and challenges on a timely or competitive basis or at all, or that our ideas and solutions will be successful in the marketplace. In addition, new or disruptive technologies and methodologies by our competitors may make our service or solution offerings uncompetitive. Any of these circumstances could adversely affect our ability to obtain and successfully complete substantial new client engagements that are important to maintain and grow our business. The recent growth of and intensifying competition within the CRM market may increase these challenges.

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

It may be difficult for us to access debt or equity markets to meet our financial needs.

We may need to raise additional funds in the future, through public or private debt or equity financings, which may not be available on terms favorable to us or at all. While we believe that existing cash resources will be sufficient to satisfy our operating cash needs for the next 12 months, any substantial decline in our revenue would likely cause us to use cash more rapidly than anticipated. Future decreases in our operating results, cash flow or stockholders’ equity may impair our future ability to raise these funds as and when needed. As a result, we may not be able to maintain adequate liquidity to support our operations, take advantage of new service or solution offerings or business expansion opportunities or respond to competitive pressures.

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

Others could claim that our services, software or solutions infringe upon their intellectual property rights or violate contractual protections.

We believe that our services, software and solutions do not infringe upon the intellectual property rights of others. However, we or our clients may be subject to claims that our services, products or solutions, or the products of others that we offer to our clients, infringe upon the intellectual property rights of others. Any infringement claims may result in substantial costs, divert management attention and other resources, harm our reputation and prevent us from offering some services, software or solutions. A successful infringement claim against us could materially and adversely affect our business.

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

We are subject not only to regulations applicable to businesses generally, but we and the solutions we offer to our clients also may be subject to United States and foreign laws and regulations directly applicable to electronic commerce, the Internet and data privacy. Laws and regulations in the United States, as well as legislative initiatives that may be considered in the future, may increase regulation of the Internet and impose additional restrictions relating to the privacy of personal data. We may be affected indirectly by any such legislation to the extent that it decreases acceptance or growth of the Internet or otherwise impacts our existing and prospective clients. Any such laws and regulations therefore could affect our existing business relationships or prevent us from getting new clients.

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

It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenue and operating results may vary significantly due to a number of factors, many of which are not in our control. These factors include:

•	Unanticipated cancellations or deferrals of, or reductions in the scope of, major engagements;

•	Our ability to deliver complex projects;

•	The number, size and scope of our projects;

•	Our client retention and acquisition rate;

•	The length of the sales cycle associated with our solutions;

•	The efficiency with which we utilize our employees;

•	How we plan and manage our existing and new engagements;

•	Our ability to manage future growth;

•	Changes in pricing policies by us or our competitors;

•	Number of billing days; and

•	Availability of qualified employees.

We must maintain our reputation and expand our name recognition to remain competitive.

We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base. If our reputation is damaged or if potential clients do not know what solutions we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services, software and solutions, which cannot be assured. If clients do not perceive our solutions to be effective or of higher quality, our brand name and reputation could be materially and adversely affected.

Our clients use our solutions for critical applications. Any errors, defects or other performance problems, including those in our proprietary software or products supplied by third party vendors, could result in financial or other damages. In addition to any liability we might have, performance problems could also adversely affect our brand name and reputation.

Item 1B.	Unresolved Staff Comments.

As of December 30, 2006, we have no unresolved comments from the SEC.

Item 2.	Properties.

Our principal physical properties employed in our business consist of our leased office facilities in Lake Forest, Illinois; Eden Prairie, Minnesota; and Austin, Texas. Our total employable leased square footage is approximately 48,000. This excludes properties where we remain as the lessee but where the property has been closed as part of cost-reduction efforts and the anticipated costs therefore have been reserved for as part of severance and related costs. See Note Four “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K. We do not own any real estate. We believe that our leased facilities are appropriate for our current and anticipated business requirements.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year 2006.

Item 4A.	Executive Officers of the Company.

The following table includes the name, age (as of March 13, 2007), current position and term of office of each of our executive officers.

			Executive
			Officer
Name	Age	Current Position	Since

Kelly D. Conway*	50	President and Chief Executive Officer	1999
Karen Bolton	42	Vice President, Client Services	2003
Christopher J. Danson	39	Vice President, Delivery	2004
Steven C. Pollema	47	Vice President, Operations and Chief Financial Officer	2001
Steven H. Shapiro	49	Vice President, General Counsel and Corporate Secretary	2006

*	Member of the Board of Directors

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

The principal business experience of the executive officers for at least the last five years is as follows:

Kelly D. Conway has been the President and Chief Executive Officer and a Director of eLoyalty since its incorporation in May 1999. Mr. Conway joined Technology Solutions Company (“TSC”) in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995 and became Group President in October 1998. Prior to joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers and held various positions, including President and Chief Executive Officer with Telcom Technologies, a manufacturer of automatic call distribution equipment.

Karen Bolton has been Vice President, Client Services of eLoyalty since December 2004. Ms. Bolton joined TSC in 1998 as a Vice President of its Australian subsidiary, which became a subsidiary of eLoyalty prior to its spin off from TSC. She relocated to the United States in 2002, becoming a Vice President of eLoyalty, and was appointed Vice President, Global Accounts in 2003.

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

Steven H. Shapiro has been Vice President, General Counsel and Corporate Secretary of eLoyalty since April 2006. Prior to joining eLoyalty, Mr. Shapiro served as Executive Vice President and Corporate Secretary of First Midwest Bancorp, Inc. from January 2003 until April 2006. Prior to January 2003, Mr. Shapiro was Deputy General Counsel and Assistant Secretary of FMC Technologies, Inc.

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

Our common stock, par value $0.01 per share, is traded on the NASDAQ Global Market under the symbol ELOY. The following table sets forth, for the periods indicated, the quarterly high and low sales prices of the common stock on the NASDAQ Global Market.

	High	Low

Fiscal Year 2006
Fourth Quarter	$19.80	$17.20
Third Quarter	19.36	11.66
Second Quarter	18.25	12.44
First Quarter	16.50	9.63
Fiscal Year 2005
Fourth Quarter	$11.54	$6.25
Third Quarter	7.60	5.29
Second Quarter	6.93	4.11
First Quarter	8.37	5.98

There were approximately 300 owners of record of our common stock as of March 5, 2007.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on eLoyalty Common Stock with the cumulative total return of (i) the NASDAQ Global Market Index, and (ii) a peer group of other publicly traded information technology consulting companies selected by the Company (the “Peer Group Index”). Cumulative total stockholder return is based on the period from December 28, 2001 through eLoyalty’s fiscal year end on Saturday, December 30, 2006. The comparison assumes that $100 was invested on December 28, 2001 in each of eLoyalty Common Stock, the NASDAQ Global Market Index and the Peer Group Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return
For eLoyalty Corporation,
NASDAQ Global Market Index and Peer Group Index

	12/28/01	12/27/02	12/26/03	12/31/04	12/30/05	12/29/06
eLoyalty Corporation	$100.00	$72.31	$72.12	$113.08	$197.88	$360.58
Peer Group Index(1)	100.00	29.80	69.44	94.07	66.42	68.45
NASDAQ Global Market Index	100.00	69.75	104.88	113.70	116.19	128.12

(1)	The Peer Group Index consists of AnswerThink Inc., Diamond Management & Technology Consultants, Inforte Corporation and Sapient Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchase of shares of its common stock in the fourth quarter of 2006. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax-withholding obligations.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share

October 1, 2006 — November 1, 2006
Common stock	190	$18.31
November 2, 2006 — December 30, 2006
Common stock	44,330	$17.94

Total	44,520	$17.94

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12, Part III of this Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Dividends

Historically, we have not paid cash dividends on our common stock, and do not expect to do so in the future. However, cash dividends of approximately $1.5 million, in the aggregate, were paid in January and July of 2006 on the Company’s Series B convertible preferred stock (the “Series B stock”), which accrues dividends at the rate of 7% per year, payable semi-annually. A dividend payment of approximately $0.7 million was paid in January 2007 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although such conversions would require us to pay accrued but unpaid dividends at time of conversion. Conversions of Series B stock became permissible at the option of the holder after June 19, 2002.

Item 6.	Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of eLoyalty and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the fiscal years ended 2006, 2005, 2004, 2003 and 2002 and the balance sheet data as of December 30, 2006, December 31, 2005, January 1, 2005, December 27, 2003 and December 28, 2002, below, are derived from our audited financial statements. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Fiscal Years Ended
	2006	2005	2004	2003	2002

Revenue
Services	$71,980	$65,556	$65,090	$56,579	$76,605
Product	13,579	9,710	3,153	2,198	2,194

Revenue before reimbursed expenses (net revenue)	85,559	75,266	68,243	58,777	78,799
Reimbursed expenses	4,269	3,742	4,330	3,802	7,899

Total revenue	89,828	79,008	72,573	62,579	86,698
Operating expenses:
Cost of services(1)	58,604	49,477	46,468	43,087	48,362
Cost of product	10,183	7,331	2,434	1,778	1,550

Cost of revenue before reimbursed expenses	68,787	56,808	48,902	44,865	49,912
Reimbursed expenses	4,269	3,742	4,330	3,802	7,899

Total cost of revenue, exclusive of depreciation and amortization shown below:	73,056	60,550	53,232	48,667	57,811
Selling, general and administrative(1)	25,328	20,385	19,482	23,727	29,110
Severance and related costs(1)	737	411	947	2,405	9,075
Depreciation	2,095	5,151	5,247	5,299	5,483
Amortization of intangibles	370	532	350	63	—
Goodwill impairment(2)	—	—	—	557	—

Total operating expenses	101,586	87,029	79,258	80,718	101,479

Operating loss	(11,758)	(8,021)	(6,685)	(18,139)	(14,781)
Interest and other income (expense), net	681	374	231	256	758

Loss before income taxes	(11,077)	(7,647)	(6,454)	(17,883)	(14,023)
Income tax (provision) benefit	(71)	17	587	(388)	(21,381	)(3)

Net loss	(11,148)	(7,630)	(5,867)	(18,271)	(35,404)
Dividends and accretion related to Series B preferred stock	(1,464)	(1,471)	(1,499)	(1,508)	(5,371)

Net loss available to common stockholders	$(12,612)	$(9,101)	$(7,366)	$(19,779)	$(40,775)

Basic net loss per common share	$(1.86)	$(1.43)	$(1.22)	$(3.48)	$(7.86)

Diluted net loss per common share	$(1.86)	$(1.43)	$(1.22)	$(3.48)	$(7.86)

(In millions)
Basic weighted average shares outstanding	6.77	6.36	6.03	5.69	5.19

Diluted weighted average shares outstanding	11.70	10.90	10.44	9.86	9.17

(1)	Noncash compensation, primarily restricted stock, included in individual line items above:

	For the Fiscal Year
	2006	2005	2004	2003	2002

Cost of services	$1,632	$1,154	$1,063	$834	$872
Selling, general and administrative	2,386	1,462	1,697	2,101	2,917
Severance and related costs	—	(25)	176	—	—

(2)	The Company tests goodwill for impairment annually. For the year ended December 27, 2003, the analysis indicated that goodwill associated with our International reporting unit was fully impaired and an adjustment of $557 was recorded in the Consolidated Statement of Operations.

(3)	Includes an income tax expense of $26,693 to establish a valuation allowance for deferred tax assets in fiscal year 2002.

Consolidated Balance Sheet Data
(In thousands)

	As of
	December 30,	December 31,	January 1,	December 27,	December 28,
	2006	2005	2005	2003	2002

Total cash(1)	$31,928	$18,375	$20,793	$28,002	$58,458
Short-term investments(2)	$—	$4,000	$6,975	$9,850	$—
Working capital(3)	$32,640	$25,341	$28,565	$33,869	$47,859
Total assets	$64,568	$45,228	$55,367	$59,805	$88,827
Short-term debt	$—	$—	$—	$—	$8,600
Long-term obligations	$5,471	$1,145	$1,438	$1,144	$2,358
Redeemable preferred stock	$20,902	$20,910	$21,169	$21,197	$22,153
Stockholders’ equity	$18,614	$11,475	$18,963	$24,018	$40,303

(1)	Total cash consists of cash and cash equivalents of $31,645, $17,851, $20,095, $27,103 and $48,879 and restricted cash of $283, $524, $698, $899 and $9,579 as of December 30, 2006, December 31, 2005, January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

(2)	Revision of auction rate securities that had previously been presented in Total cash.

(3)	Represents current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

eLoyalty derives a majority of its revenue from professional services. Almost half of this revenue is from Consulting services that involve operational consulting and integrating or building of a system for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system and the performance of a Behavioral Analyticstm Assessment, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract. For all other Consulting services, we recognize revenue as the service is performed for the client.

Revenue from fixed price Managed services contracts is recognized ratably over the contract period. As an example, many of our CCMS support and maintenance agreements are priced at a fixed amount for a specific period. For all other Managed services, we recognize revenue and bill customers as the work is performed for the client as the amount billed is based upon the customer usage each month. For example, revenue related to Behavioral Analyticstm subscriptions would be recognized as the service is provided to the client, based on the number of customer service representatives and/or hours of calls analyzed.

Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral Analyticstm offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of December 30, 2006 and December 31, 2005, we had deferred revenue totaling $5.5 million and $1.2 million, respectively, related to Behavioral Analyticstm engagements. This deferred revenue is recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our consolidated balance sheet totaled $3.7 million at December 30, 2006 compared to $1.2 million at December 31, 2005.

For fixed price Managed service contracts where we provide support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale. Historically, very few transactions did not satisfy the requirements of EITF 99-19. However in 2006, the Company signed a new reseller agreement with its largest vendor that may increase the number of transactions that require the revenue to be recognized for the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19.

Software revenue is recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”. If sufficient vendor-specific objective evidence (“VSOE”) does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement have been delivered, unless the undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods. Contract revenue is then recognized ratably over the remaining PCS period. As of December 30, 2006, $2.1 million of revenue has been deferred due to the lack of VSOE for PCS within these arrangements. This revenue is being recognized ratably over the remaining term of the PCS period.

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

Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are recognized when the recognition is probable and estimable.

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

We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2006. A substantial portion of the accruals relate to office space reductions, office closures and associated contractual lease obligations that are based in part on assumptions and estimates of the timing and amount of sublease rentals that are affected by overall economic and local market conditions. That portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized.

Stock-Based Compensation

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

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant (see Note Thirteen “Stock-Based Compensation”).

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.

Forward-Looking Statements

For information about forward-looking statement, see discussion under “Business” included in Item 1, Part I of this Form 10-K.

Background

For background information, see discussion under “Overview” included in Item 1, Part I of this Form 10-K.

Business Outlook

In fiscal year 2007, we anticipate solid growth in Services revenue as a result of moderate improvement expected in Consulting services revenue and strong growth in our Managed services revenue. This anticipated growth is due to our continued focus on our primary Service Lines, CIPCC and Behavioral Analyticstm, and the shifting of selling and delivery resources toward those areas. We expect growth in Managed services revenue as a result of higher CIPCC support and maintenance revenue and substantially higher Behavioral Analyticstm deployment and subscription revenue. The increase in Consulting services revenue should result from strong growth in Consulting revenue from our CIPCC and Behavioral Analyticstm Service Lines partially offset by a slight decline in revenue from traditional CRM consulting services. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed services, are likely to experience a decline in 2007. We expect to significantly increase our Managed services backlog in 2007 as a result of this growth in these Service Lines. See “Managed Services Backlog” below.

Product revenue is likely to increase moderately in 2007 as it is driven by the growth within our CIPCC Service Line. However, there are significant variances in size among the individual engagements within this Service Line and eLoyalty is not always selected as the product supplier for the engagement. As a result, Product revenue levels may fluctuate significantly in each fiscal quarter.

We continue to be encouraged by the significant growth of our Managed services backlog described below, the strength of our new business pipeline, and the improvement in our revenue mix that are being driven by our Behavioral Analyticstm and CIPCC Service Lines. Gross margins should improve in fiscal year 2007 as we begin to recognize the subscription and deferred deployment revenue associated with an increasing number of Behavioral Analyticstm clients. We will continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral Analyticstm solution. These investments should continue to put pressure on our profitability and cash resources in 2007, but we feel they are required to continue to build a significant Managed services backlog and to build and maintain a competitive advantage.

Near-Term Liquidity

Our near-term capital resources consist of our current cash balances together with anticipated future cash flows. Our balance of cash and cash equivalents was $31.6 million and $17.9 million as of December 30, 2006 and December 31, 2005, respectively. The Company has financing in place with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through fiscal year 2006 (the “Facility”). In addition, our restricted cash of $0.3 million at December 30, 2006 is available to support letters of credit issued under the Facility for operational commitments, and to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. We anticipate that our current unrestricted cash resources, together with other expected internally generated funds, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $60.7 million and $26.7 million as of December 30, 2006 and December 31, 2005, respectively. Of the December 30, 2006 backlog, approximately 63% is related to our Behavioral Analyticstm offering, 26% is related to our CIPCC offerings and the remaining balance is from other Managed services. eLoyalty uses the term backlog with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on its currently contracted terms and, when applicable, currently anticipated levels of usage and performance. Actual usage and performance might be greater or less than anticipated. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause, but early termination by a customer usually requires a substantial early termination payment. Managed services contracts range from one to five years in duration.

Year Ended December 30, 2006 Compared with the Year Ended December 31, 2005

Net Revenue

	For the Fiscal Years Ended
	2006		2005
		Percentage		Percentage
	Dollars	of Revenue	Dollars	of Revenue
	(In thousands)

Revenue:
Consulting services	$44,332	49%	$46,013	58%
Managed services	27,648	31%	19,543	25%

Services revenue	71,980	80%	65,556	83%
Product	13,579	15%	9,710	12%

Net revenue	85,559	95%	75,266	95%
Reimbursed expenses	4,269	5%	3,742	5%

Total revenue	$89,828	100%	$79,008	100%

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 14% to $85.6 million in fiscal year 2006, up $10.3 million from $75.3 million in fiscal year 2005.

Revenue from Consulting services decreased 4% to $44.3 million in fiscal year 2006, down from $46.0 million in fiscal year 2005. Consulting services revenue represented 49% and 58% of total revenue for fiscal years 2006 and 2005, respectively. The decrease in Consulting services revenue is primarily due to decreased demand for our traditional CRM Consulting services, partially offset by the 37% growth of our CIPCC Service Line. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.

Revenue from Managed services increased to $27.6 million in fiscal year 2006 from $19.5 million in fiscal year 2005. Managed services revenue represented 31% and 25% of total revenue for fiscal years 2006 and 2005, respectively. The increase in Managed services revenue resulted from the continued growth in our CIPCC Service Line and the transition of several Behavioral Analyticstm projects to the subscription phase of their respective arrangements.

Revenue from the sale of Product increased $3.9 million, or 40%, to $13.6 million in fiscal year 2006 from $9.7 million in fiscal year 2005. Revenue from the sale of Product represented 15% and 12% of total revenue for fiscal years 2006 and 2005, respectively. This increase is primarily driven by the growth in our CIPCC Service Line. There are significant variances in size among individual engagements within this Service Line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

Net revenue from North American operations increased 16% to $81.5 million in fiscal year 2006, up $11.5 million from $70.0 million in fiscal year 2005. International operations net revenue (which primarily represents net revenue from Europe and Australia) decreased $1.2 million, or 23%, to $4.1 million in fiscal year 2006 from $5.3 million in fiscal year 2005. As a percentage of consolidated net revenue, net revenue from International operations represented 5% and 7% of net revenue for fiscal years 2006 and 2005, respectively.

Utilization of billable consulting personnel was 73% for fiscal year 2006, compared to 72% for fiscal year 2005. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $151 for fiscal year 2006 and $154 for fiscal year 2005.

Our revenue concentration has increased as our top 5 customers accounted for 42% and 37% of total revenue in fiscal years 2006 and 2005, respectively. The top 10 customers accounted for 62% and 56% of total revenue for fiscal years 2006 and 2005, respectively. In addition, the top 20 customers accounted for 79% of total revenue for fiscal year 2006 and 72% of total revenue for fiscal year 2005. One customer accounted for 10% or more of total revenue in fiscal year 2006. United HealthCare Services, Inc. accounted for 20% of total revenue for fiscal year 2006 and 13% of total revenue for fiscal year 2005, respectively. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

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

Cost of revenue before reimbursed expenses as a percentage of net revenue is driven primarily by the prices we obtain for our solutions and services, the billable utilization of our Consulting services delivery personnel and the relative mix of business between Consulting services, Managed services and Product. The cost of Product is impacted by our ability to qualify for rebates from our largest Product vendor. The amount of the rebates will vary with the size of our Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when any contingency associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we purchase the product because of our historical performance of meeting all required criteria and our ability to reasonably estimate the value of these rebates. The impact of this change resulted in a $0.5 million reduction of Product cost in 2006.

Cost of revenue before reimbursed expenses increased $12.0 million, or 21%, to $68.8 million in fiscal year 2006 from $56.8 million in fiscal year 2005. The increase is primarily due to our investment in personnel to develop and support our Behavioral Analyticstm and CIPCC solutions, higher third-party support costs driven by growth in our CIPCC related Managed services revenue and increased Product costs, net of rebates, due to higher Product revenue. Product rebates recognized in fiscal year 2006 totaled $2.6 million compared to $1.2 million in fiscal year 2005. Cost of revenue before reimbursed expenses as a percentage of net revenue increased to 80% in fiscal year 2006 compared to 75% in fiscal year 2005. The increase in the percentage in fiscal year 2006 is primarily due to our investment in personnel to develop and support our Behavioral Analyticstm and CIPCC solutions and higher third-party support costs driven by growth in our CIPCC related Managed services revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.

Selling, general and administrative expenses increased $4.9 million, or 24%, to $25.3 million in fiscal year 2006 from $20.4 million in fiscal year 2005. This increase was primarily the result of increased personnel costs required to support our Behavioral Analyticstm and CIPCC Service Lines.

Severance and Related Costs

In fiscal years 2006 and 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and will be realized in fiscal year 2007. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and were realized in fiscal year 2006. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 should be paid pursuant to contractual lease terms through fiscal year 2007. We expect substantially all severance and related costs associated with cost reduction activities to be paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.

Severance and related costs increased $0.3 million, to $0.7 million in fiscal year 2006 compared to $0.4 million in fiscal year 2005. The $0.7 million of expense recorded in fiscal year 2006 is primarily related to employee severance and related costs for the elimination of twelve positions in both our North American and International segments. In fiscal year 2005, severance and related costs of $0.4 million reflects $0.6 million of employee severance and related costs for the elimination of nine positions in both our North American and International segments, offset by favorable adjustments of $0.2 million primarily related to previously estimated facility and severance cost accruals.

Depreciation

Depreciation expense decreased by $3.1 million, or 60%, to $2.1 million in fiscal year 2006 compared to $5.2 million in fiscal year 2005. The decrease in depreciation is primarily related to assets from our information technology infrastructure and our Marketing Managed services becoming fully depreciated.

Amortization of Intangibles

Amortization of intangibles decreased $0.1 million, or 20%, to $0.4 million in fiscal year 2006 compared to $0.5 million in fiscal year 2005. The decrease is primarily due to intangible assets related to the Interelate Acquisition being fully amortized.

Operating Loss

Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $11.8 million for fiscal year 2006, compared to an operating loss of approximately $8.0 million for fiscal year 2005.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.3 million, or 75%, to $0.7 million in fiscal year 2006 compared to $0.4 million in fiscal year 2005. The $0.3 million increase was primarily related to higher yields on our investments.

Income Tax (Provision) Benefit

Income tax provision was $0.1 million in fiscal year 2006 compared to almost $0 in fiscal year 2005. As of December 30, 2006, total deferred tax assets of $56.6 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $12.6 million in fiscal year 2006 as compared with a net loss available to common stockholders of $9.1 million in fiscal year 2005. We reported a net loss of $1.86 per share on a basic and diluted basis in fiscal year 2006 compared to a net loss of $1.43 per share on a basic and diluted basis in fiscal year 2005.

Year Ended December 31, 2005 Compared with the Year Ended January 1, 2005

Net Revenue

	For the Fiscal Years Ended
	2005		2004
		Percentage		Percentage
	Dollars	of Revenue	Dollars	of Revenue
	(In thousands)

Revenue:
Consulting services	$46,013	58%	$50,185	69%
Managed services	19,543	25%	14,905	21%

Services revenue	65,556	83%	65,090	90%
Product	9,710	12%	3,153	4%

Net revenue	75,266	95%	68,243	94%
Reimbursed expenses	3,742	5%	4,330	6%

Total revenue	$79,008	100%	$72,573	100%

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 10% to $75.3 million in fiscal year 2005, up $7.1 million from $68.2 million in fiscal year 2004.

Revenue from Consulting services decreased $4.2 million, or 8%, to $46.0 million in fiscal year 2005 from $50.2 million in fiscal year 2004. Consulting services revenue represented 58% and 69% of total revenue for fiscal years 2005 and 2004, respectively. The decrease in Consulting services revenue was primarily due to lower spending by our top five clients, partially offset by increased spending at various new and existing clients. Spending by our Consulting services clients fluctuated between periods primarily due to the short-term nature of these agreements, which may have resulted in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.

Revenue from Managed services increased $4.6 million, or 31%, to $19.5 million in fiscal year 2005 from $14.9 million in fiscal year 2004. Managed services revenue represented 25% and 21% of total revenue for fiscal years 2005 and 2004, respectively. Of the increased Managed services revenue from 2004 to 2005, $3.2 million reflected the full year impact of the Interelate Acquisition; $1.5 million was driven by growth in Contact Center Managed services through our CIPCC Service Line; and $0.6 million was from growth in Behavioral Analyticstm Managed services. The growth in these areas was partially offset by a $0.7 million decrease in revenue from legacy remote application maintenance and support Managed services.

Revenue from the sale of Product increased $6.5 million, to $9.7 million in fiscal year 2005 from $3.2 million in fiscal year 2004. Revenue from the sale of Product represented 12% and 4% of total revenue for fiscal years 2005 and 2004, respectively. While this revenue was primarily driven by the growth in our CIPCC Service Line, there were significant variances in size among individual engagements within this Service Line and eLoyalty was not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may have fluctuated significantly.

Net revenue from North American operations increased $8.3 million, or 13%, to $70.0 million in fiscal year 2005 from $61.7 million in fiscal year 2004. International operations revenue (which primarily represented revenue from Europe and Australia) decreased $1.2 million, or 18%, to $5.3 million in fiscal year 2005 from $6.5 million in fiscal year 2004. As a percentage of consolidated net revenue, net revenue from International operations represented 7% and 10% of net revenue for fiscal years 2005 and 2004, respectively. The decrease in International operations revenue was driven by reduced demand for our services at our largest international client.

Utilization of billable consulting personnel was 72% and 74% for fiscal years 2005 and 2004, respectively. Utilization is defined as billed time as a percentage of total available time. We continue to experience pricing pressures that resulted in an average hourly billing rate of $154 and $161 for fiscal years 2005 and 2004, respectively.

Our revenue concentration has decreased as our top 5 customers accounted for 37% and 52% of total revenue in fiscal years 2005 and 2004, respectively. The top 10 customers accounted for 56% and 66% of total revenue in fiscal years 2005 and 2004, respectively. In addition, the top 20 customers accounted for 72% of total revenue in fiscal year 2005 and 80% of total revenue in fiscal year 2004. One customer accounted for 10% or more of total revenue in fiscal year 2005. United HealthCare Services, Inc. accounted for 13% of total revenue in fiscal years 2005 and 2004, respectively. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

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

Cost of revenue before reimbursed expenses increased $7.9 million, or 16%, to $56.8 million in fiscal year 2005 from $48.9 million in fiscal year 2004. The increase was primarily due to additional product costs, net of vendor rebates, of $4.9 million, and increased personnel costs primarily associated with our investment in the Behavioral Analyticstm offering and the full year impact of the Interelate Acquisition, of $2.5 million. Cost of revenue before reimbursed expenses as a percentage of net revenue increased to 75% in fiscal year 2005 compared to 72% in fiscal year 2004. This percentage increase was primarily due to the impact of lower billing rates and lower billable utilization in fiscal year 2005 when compared to fiscal year 2004 experience.

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

Severance and Related Costs

In fiscal years 2005 and 2004, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. Severance and related costs associated with cost reduction activities in fiscal year 2005 were paid out by the end of the first quarter of 2006, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through fiscal year 2007.

Severance and related costs decreased $0.5 million, or 56%, to $0.4 million in fiscal year 2005 compared to $0.9 million in fiscal year 2004. In fiscal year 2005, severance and related costs of $0.4 million reflected $0.6 million of employee severance and related costs for the elimination of nine positions in both our North American and International segments, offset by favorable adjustments of $0.2 million primarily related to previously estimated facility and severance cost accruals. In fiscal year 2004, severance and related costs of $0.9 million included $1.3 million of severance and related costs associated with the elimination of fourteen positions in both our North American and International segments, offset by a favorable adjustment of $0.4 million primarily related to a favorable settlement of employment litigation in the International segment. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and were realized in fiscal year 2006. Annual savings related to the cost reduction actions in fiscal year 2004 were $2.4 million and were realized in fiscal year 2005.

Depreciation

Depreciation expense remained constant at $5.2 million in fiscal years 2005 and 2004, respectively, as the incremental depreciation associated with the assets from the Interelate Acquisition were offset by reduced depreciation from assets that became fully depreciated in fiscal years 2005 and 2004.

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

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.2 million, or 100%, to $0.4 million in fiscal year 2005 compared to $0.2 million in fiscal year 2004. The $0.2 million increase was primarily related to higher yields on our investments.

Income Tax (Provision) Benefit

Income taxes were almost $0 in fiscal year 2005 compared to a benefit of $0.6 million in fiscal year 2004. The $0.6 million benefit in fiscal year 2004 related to a favorable adjustment to a previous estimate of a foreign income tax liability. As of December 31, 2005, total deferred tax assets of $54.7 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets required that a full income tax valuation allowance be recognized in the financial statements.

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

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. At December 30, 2006, our principal current capital resources consist of our cash and cash equivalent balances of approximately $31.6 million and restricted cash of approximately $0.3 million. Our cash and cash equivalents position increased $13.7 million, or 77%, to $31.6 million as of December 30, 2006 compared to $17.9 million as of December 31, 2005. The increase reflects our completion in December 2006 of a rights offering that resulted in net proceeds to the Company of

$17.8 million, partially offset by capital expenditures, dividend payments and working capital requirements. Restricted cash decreased $0.2 million, to $0.3 million as of December 30, 2006 compared to $0.5 million as of December 31, 2005. The $0.2 million decrease in restricted cash was primarily due to reducing the amount of outstanding letters of credit offset by an additional reserve to accommodate a Bank credit requirement associated with accepting credit card payments. As of December 30, 2006, we liquidated all of our short-term investments compared to $4.0 million as of December 31, 2005. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.

Cash Flows from Operating Activities

The Company used approximately $3.0 million and $2.0 million of cash during fiscal years 2006 and 2005, respectively, for operating activities. Net cash outflows of $3.0 million in fiscal year 2006 arose primarily from operating losses, payment of deferred Managed services costs (including Behavioral Analyticstm deployment costs and third-party maintenance contracts), and an increase in accounts receivable, annual corporate insurance payments and incentive compensation largely offset by prepayments by our clients related to our Managed services contracts. Net cash outflows of $2.0 million in fiscal year 2005 arose primarily from operating losses, payment of accrued 2004 non-VP bonuses, annual corporate insurance payments, prepaid third-party maintenance contracts and payments with respect to severance and related costs. DSO of 49 days at December 30, 2006 represented a decrease of 3 days compared to 52 days at December 31, 2005. We do not expect any significant collection issues with our clients. At December 30, 2006, there remained $0.3 million of unpaid severance and related costs. See Note Four “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $1.5 million, and was a nominal source of cash during fiscal year 2006 from $1.5 million during fiscal year 2005. During fiscal year 2006, the sale of short-term investments provided $4.0 million, which was offset by capital expenditures and other of $4.0 million. During fiscal year 2005, the net sale of short-term investments provided $3.0 million, which was offset by $1.5 million of capital expenditures and other. The level of capital expenditures for fiscal year 2007 is highly dependent upon the number of new hosted Behavioral Analyticstm contracts we enter. We currently expect our capital expenditures to be less than $15.0 million for fiscal year 2007.

Cash Flows from Financing Activities

Cash flows from financing activities increased by $17.9 million, to a source of cash of $16.6 million during fiscal year 2006 from a use of cash of $1.3 million during fiscal year 2005. Net cash flows of $16.6 million during fiscal year 2006 are primarily attributable to $17.8 million of net proceeds from the issuance of 1,001,342 shares in connection with the Rights Offering, $0.2 million decrease in the required deposit of cash security for the Facility, $0.1 million of cash from option exercises offset by cash dividend payments of approximately $1.5 million, paid in January and July on the Series B stock.

Net cash outflows of $1.3 million during fiscal year 2005 were attributable to cash dividends of $1.5 million, paid in January and July on the Series B stock, offset by a $0.2 million decrease in the required deposit of cash security for the Facility.

In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity

Our near-term capital resources consist of our current cash balances together with anticipated future cash flows. Our balance of cash and cash equivalents was $31.6 million and $17.9 million as of December 30, 2006 and December 31, 2005, respectively. In addition, our restricted cash of $0.3 million at December 30, 2006 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As of December 30, 2006, we no longer held short-term investments compared to $4.0 million held at December 31, 2005, respectively.

Bank Facility

The Company maintains the Facility with the Bank. The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through fiscal year 2006. The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by approximately $0.3 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, approximately $1.7 million remains available under the Facility at December 30, 2006. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility in fiscal years 2006 and 2005, respectively.

Accounts Receivable Customer Concentration

At December 30, 2006, we had one customer, United HealthCare Services, Inc., that accounted for 31% of total net accounts receivable. Of this amount, we have collected 99% from United HealthCare Services, Inc. through March 7, 2007. Of the total December 30, 2006 gross accounts receivable, we have collected approximately 79% as of March 7, 2007. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Contractual Obligations

As of December 30, 2006, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
(In thousands)

Letters of credit	$108	$108	$—	$—	$—
Operating leases	$3,014	$1,197	$1,492	$325	$—
Severance and related costs	$428	$428	$—	$—	$—
Purchase obligations	$7,641	$7,641	$—	$—	$—

Total	$11,191	$9,374	$1,492	$325	$—

Letters of Credit

Letters of credit reflect standby letters of credit issued as collateral for operational leases.

Operating Leases

Operating leases reflect leases entered into by the Company for technology and office equipment as well as office space.

Severance and Related Costs

Severance and related costs reflect payments the Company intends to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2006 and prior years. The amounts listed have not been reduced by minimum sublease rentals of $0.1 million due in fiscal year 2007, under non-cancelable subleases.

Purchase Obligations

Purchase obligations reflect the costs of goods or services eLoyalty had procured prior to December 30, 2006, but for which eLoyalty had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and was adopted by the Company on December 30, 2006. The adoption of SAB No. 108 had no effect on the Company’s financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes the recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. eLoyalty has reviewed FIN 48 and believes the impact of adoption of FIN 48 will be immaterial to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the fiscal years ended December 30, 2006 and December 31, 2005, 11% and 14%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page

Financial Statements:
Reports of Grant Thornton LLP Independent Registered Public Accounting Firm	32
Report of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets — for the years ended December 30, 2006 and December 31, 2005	35
Consolidated Statements of Operations — for the fiscal years ended 2006, 2005 and 2004	36
Consolidated Statements of Cash Flows — for the fiscal years ended 2006, 2005 and 2004	37
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss — for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	38
Notes to Consolidated Financial Statements	39
Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts — for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and eLoyalty Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that eLoyalty Corporation (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that eLoyalty Corporation maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 30, 2006 and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 30, 2006 and our report dated February 22, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
eLoyalty Corporation

We have audited the accompanying consolidated balance sheet of eLoyalty Corporation and subsidiaries as of December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eLoyalty Corporation and subsidiaries as of December 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note thirteen to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eLoyalty Corporation’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment and the effectiveness of the company’s control over financial reporting.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eLoyalty Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows, present fairly, in all material respects, the financial position of eLoyalty Corporation and its subsidiaries (the “Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois
March 13, 2006, except for the 2005 and 2004 stock based compensation disclosures in Note Thirteen to the consolidated financial statements, as to which the date is March 9, 2007

eLOYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 30,	December 31,
	2006	2005

ASSETS:
Current Assets:
Cash and cash equivalents	$31,645	$17,851
Restricted cash	283	524
Short-term investments	—	4,000
Receivables, net	12,816	10,801
Prepaid expenses	5,352	3,661
Other current assets	2,125	202

Total current assets	52,221	37,039
Equipment and leasehold improvements, net	4,793	3,131
Goodwill	2,643	2,643
Intangibles, net	1,034	1,181
Other long-term assets	3,877	1,234

Total assets	$64,568	$45,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$4,247	$1,974
Accrued compensation and related costs	3,479	3,102
Unearned revenue	7,435	3,576
Other current liabilities	4,420	3,046

Total current liabilities	19,581	11,698
Long-term unearned revenue	5,411	864
Other long-term liabilities	60	281

Total liabilities	25,052	12,843

Commitments and contingencies	—	—
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,098,369 and 4,099,968 shares issued and outstanding with a liquidation preference of $21,633 and $21,642 at December 30, 2006 and December 31, 2005, respectively	20,902	20,910
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 9,078,794 and 7,611,915 shares issued and outstanding, respectively	91	76
Additional paid-in capital	162,059	149,949
Accumulated deficit	(139,810)	(128,662)
Accumulated other comprehensive loss	(3,726)	(3,947)
Unearned compensation	—	(5,941)

Total stockholders’ equity	18,614	11,475

Total liabilities and stockholders’ equity	$64,568	$45,228

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Fiscal Years Ended
	2006	2005	2004

Revenue:
Services	$71,980	$65,556	$65,090
Product	13,579	9,710	3,153

Revenue before reimbursed expenses (net revenue)	85,559	75,266	68,243
Reimbursed expenses	4,269	3,742	4,330

Total revenue	89,828	79,008	72,573
Operating Expenses:
Cost of services	58,604	49,477	46,468
Cost of product	10,183	7,331	2,434

Cost of revenue before reimbursed expenses	68,787	56,808	48,902
Reimbursed expenses	4,269	3,742	4,330

Total cost of revenue, exclusive of depreciation and amortization shown below:	73,056	60,550	53,232
Selling, general and administrative	25,328	20,385	19,482
Severance and related costs	737	411	947
Depreciation	2,095	5,151	5,247
Amortization of intangibles	370	532	350

Total operating expenses	101,586	87,029	79,258

Operating loss	(11,758)	(8,021)	(6,685)
Interest and other income (expense), net	681	374	231

Loss before income taxes	(11,077)	(7,647)	(6,454)
Income tax (provision) benefit	(71)	17	587

Net loss	(11,148)	(7,630)	(5,867)
Dividends related to Series B preferred stock	(1,464)	(1,471)	(1,499)

Net loss available to common stockholders	$(12,612)	$(9,101)	$(7,366)

Basic net loss per common share	$(1.86)	$(1.43)	$(1.22)

Diluted net loss per common share	$(1.86)	$(1.43)	$(1.22)

Shares used to calculate basic net loss per share	6,769	6,359	6,027

Shares used to calculate diluted net loss per share	6,769	6,359	6,027

Noncash compensation, primarily restricted stock, included in individual line items above:
Cost of services	$1,632	$1,154	$1,063
Selling, general and administrative	2,386	1,462	1,697
Severance and related costs	—	(25)	176

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	2006	2005	2004

Cash Flows from Operating Activities:
Net loss	$(11,148)	$(7,630)	$(5,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,465	5,683	5,597
Noncash compensation	4,018	2,616	2,760
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(1,977)	344	(2,395)
Prepaid expenses	(5,314)	(319)	(1,979)
Accounts payable	2,266	457	(1,409)
Accrued compensation and related costs	(1,962)	(1,958)	(1,271)
Unearned revenue	8,306	(800)	3,773
Other liabilities	1,113	(726)	(2,141)
Other assets	(771)	332	2

Net cash used in operating activities	(3,004)	(2,001)	(2,930)

Cash Flows from Investing Activities:
Interelate acquisition	—	7	(5,587)
Sale of short-term investments	4,000	3,772	11,225
Purchase of short-term investments	—	(797)	(8,350)
Capital expenditures and other	(3,979)	(1,509)	(475)

Net cash provided by (used in) investing activities	21	1,473	(3,187)

Cash Flows from Financing Activities:
Proceeds from rights offering, net	17,754	—	—
Decrease in restricted cash	241	174	201
Payment of Series B dividends	(1,464)	(1,480)	(1,483)
Proceeds from exercise of stock options	67	—	1

Net cash provided by (used in) financing activities	16,598	(1,306)	(1,281)

Effect of exchange rate changes on cash and cash equivalents	179	(410)	390

Increase (decrease) in cash and cash equivalents	13,794	(2,244)	(7,008)
Cash and cash equivalents, beginning of period	17,851	20,095	27,103

Cash and cash equivalents, end of period	$31,645	$17,851	$20,095

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$17	$10

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Compensation	Equity

Balance, December 27, 2003	6,919,599	$69	$149,140	$(115,165)	$(3,832)	$(6,194)	$24,018

Net loss				(5,867)			(5,867)
Foreign currency translation					381		381

Comprehensive loss							(5,486)
Issuance of restricted common stock	738,027	7	4,309			(4,316)	—
Issuance of common stock for option awards exercised	312		1				1
Amortization/forfeitures of unearned compensation	(256,291)	(2)	(1,320)			3,223	1,901
Series B conversions	5,418		28				28
Preferred stock dividend			(1,499)				(1,499)

Balance, January 1, 2005	7,407,065	$74	$150,659	$(121,032)	$(3,451)	$(7,287)	$18,963

Net loss				(7,630)			(7,630)
Foreign currency translation					(496)		(496)

Comprehensive loss							(8,126)
Issuance of restricted common stock	373,734	4	1,992			(1,996)	—
Amortization/forfeitures of unearned compensation	(219,719)	(2)	(1,490)			3,342	1,850
Series B conversions	50,835		259				259
Preferred stock dividend			(1,471)				(1,471)

Balance, December 31, 2005	7,611,915	$76	$149,949	$(128,662)	$(3,947)	$(5,941)	$11,475

Net loss				(11,148)			(11,148)
Foreign currency translation					221		221

Comprehensive loss							(10,927)
Reclassification of unearned compensation			(5,941)			5,941	—
Rights offering, net	1,001,342	10	17,744				17,754
Issuance of common stock for option awards exercised	11,963		67				67
Issuance of common stock related to employee stock programs	754,718	7	407				414
Amortization/forfeitures of unearned compensation	(302,743)	(2)	1,289				1,287
Series B conversions	1,599		8				8
Preferred stock dividend			(1,464)				(1,464)

Balance, December 30, 2006	9,078,794	$91	$162,059	$(139,810)	$(3,726)	$—	$18,614

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)

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

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End — The fiscal year-end dates for 2006, 2005 and 2004 were December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

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

Reclassifications and Revisions — Certain amounts reported in previous years were reclassified to conform to the fiscal year 2006 presentation. These revisions include separate presentation for Reimbursed expenses in our Consolidated Statements of Operations and the inclusion of categories Prepaid expenses, including long-term and short-term prepayments, and Other assets in our Consolidated Statements of Cash Flows. A revision in the classification of certain securities was made in fiscal year 2005. Auction rate municipal bonds and auction rate preferred funds were classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, these securities were classified as short-term investments in a separate line item on the Consolidated Balance Sheet as of January 1, 2005. Corresponding adjustments to the Consolidated Statement of Cash Flows were made for the reported periods, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification did not affect previously reported cash flows from operations or from financing activities in previously reported Consolidated Statements of Cash Flows, or previously reported Consolidated Statements of Operations for any period.

	For the Year Ended
	January 1, 2005
	Previously	Revision	As
	Reported	Amount	Revised

Short-term investments	$—	$6,975	$6,975
Sale of short-term investments	$—	$11,225	$11,225
Purchase of short-term investments	$—	$(8,350)	$(8,350)
Net cash (used in) provided by investing activities	$(6,062)	$2,875	$(3,187)
Net (decrease) increase in cash and cash equivalents	$(9,883)	$2,875	$(7,008)
Cash and cash equivalents, beginning of period	$36,953	$(9,850)	$27,103
Cash and cash equivalents, end of period	$27,070	$(6,975)	$20,095

Revenue Recognition — eLoyalty derives a majority of its revenue from professional services. Almost half of this revenue is from Consulting services that involve operational consulting and integrating or building of a system

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for clients. eLoyalty provides Consulting services on a time and materials basis or on a fixed-fee basis. For the integration or the building of a system and the performance of a Behavioral Analyticstm Assessment, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract. For all other Consulting services, we recognize revenue as the service is performed for the client.

Revenue from fixed price Managed services contracts is recognized ratably over the contract period. As an example, many of our Contact Center Managed services support and maintenance agreements are priced at a fixed amount for a specific period. For all other Managed services, we recognize revenue and bill customers as the work is performed for the client as the amount billed is based upon the customer usage each month. For example, revenue related to Behavioral Analyticstm subscriptions would be recognized as the service is provided to the client, based on the number of customer service representatives and/or hours of calls analyzed.

Revenue associated with the installation or set-up of long-term Managed services contracts is deferred until the installation is complete and is then recognized over the estimated life of the related Managed services engagement. Engagements related to our Behavioral Analyticstm offering typically require this accounting treatment as installation activities are performed prior to the commencement of the subscription services. As of December 30, 2006 and December 31, 2005, we had deferred revenue totaling $5,506 and $1,228, respectively, related to Behavioral Analyticstm engagements. This deferred revenue is recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amounts are expensed in the period incurred. The deferred costs included in our consolidated balance sheet totaled $3,713 at December 30, 2006 compared to $1,225 at December 31, 2005.

For fixed price Managed service contracts where we provide support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale. Historically, very few transactions did not satisfy the requirements of EITF 99-19. However in 2006, the Company signed a new reseller agreement with its largest vendor that may increase the number of transactions that require the revenue to be recognized for the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19.

Software revenue is recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”. If sufficient vendor-specific objective evidence (“VSOE”) does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement have been delivered, unless the undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods. Contract revenue is then recognized ratably over the remaining PCS period. As of December 30, 2006, $2,141 of revenue has been deferred due to the lack of VSOE for PCS within these arrangements. This revenue is being recognized ratably over the remaining term of the PCS period.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our Consulting services and Managed services contracts may contain early termination provisions. In both cases, any amounts payable upon termination of such contracts are recognized when the recognition is probable and estimable.

Losses on engagements, if any, are recognized when they are probable and estimable.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization — Cost of revenue consists primarily of salaries, incentive compensation, non-billable expenses, employee benefits for eLoyalty personnel available for client assignments, third-party software and support costs and fees paid to subcontractors for work performed on client projects. Cost of revenue excludes depreciation and amortization.

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

Fair Value of Financial Instruments — The carrying values of current assets and liabilities approximated their fair values as of December 30, 2006 and December 31, 2005.

Cash and Cash Equivalents — eLoyalty considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

Restricted Cash — Restricted cash principally represents cash as security for eLoyalty’s line of credit, letters of credit, plus a de minimis reserve to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments.

Short-term Investments — As of December 30, 2006 and December 31, 2005, we held $0 and $4,000 of short-term investments. Short-term investments consisted of auction rate municipal bonds and auction rate preferred funds. All of these short-term investments were classified as available-for-sale securities. These auction rate securities were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we liquidated these securities primarily through the auction process. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. All income generated from these short-term investments was recorded as interest income.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk — Financial instruments that potentially subject eLoyalty to a concentration of credit risk consist of cash and cash equivalents, restricted cash and receivables. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company’s receivables are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. For the fiscal years ended 2006 and 2005, eLoyalty had one client accounting for 10% or more of total revenue, United HealthCare Services, Inc. accounted for 19% and 13% of total revenue, respectively. For the fiscal year ended 2004, eLoyalty had three clients each accounting for 10% or more of total revenue. These clients were Crowe, Chizek and Company LLP at 14%, United HealthCare Services, Inc. at 13% and Allstate Insurance Company at 10% of total revenue. At December 30, 2006 and December 31, 2005, we had one customer accounting for 10% or more of total net receivables. United HealthCare Services, Inc. accounted for 31% and 18% of total net receivables, respectively.

Equipment and Leasehold Improvements — Computers, software, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. The useful life for computers and software is three years. For enterprise software applications where a longer useful life is deemed appropriate, five years is used. For furniture and equipment, a useful life of five years is used. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is periodically reviewed to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value.

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

Goodwill — Goodwill is tested annually for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

There has been no impairment identified as a result of the annual review of goodwill as of December 30, 2006, December 31, 2005 and January 1, 2005.

The carrying value of goodwill was as follows as of December 31, 2005 and December 30, 2006:

Total

Goodwill balance as of January 1, 2005	$2,650

Interelate Acquisition	(7)

Goodwill balance as of December 31, 2005	$2,643

Goodwill balance as of December 30, 2006	$2,643

Intangible Assets — Intangible assets reflect intangibles related to the Interelate Acquisition (as discussed in Note Three) and the 2003 purchase of a license for certain intellectual property. These assets are amortized over 12 months to 60 months. Unamortized intangible assets as of December 30, 2006 and December 31, 2005 were $1,034 and $1,181, respectively. Accumulated amortization of intangible assets as of December 30, 2006 and

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 were $1,314 and $944, respectively. Amortization expense of intangible assets will be $320, $320 and $171 for the fiscal years ended 2007, 2008 and 2009, respectively.

During fiscal year 2006, the Company included $223 of cost related to patent applications as intangibles assets. This intangible asset will not be amortized until the patents are approved and the life of the intangible asset has been established by the Company.

Income Taxes — eLoyalty uses an asset and liability approach, as required under SFAS No. 109, “Accounting for Income Taxes,” for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards. eLoyalty does not provide U.S. deferred income taxes on earnings of U.S. or foreign subsidiaries, which are expected to be indefinitely reinvested.

Stockholders’ Equity — Stockholders’ equity includes common stock issued, additional paid-in capital, accumulated deficit and accumulated other comprehensive loss related to foreign currency translation. The 4.1 million shares of Series B stock are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as the preferred stockholders have the ability to initiate a redemption upon the occurrence of certain events that are considered outside eLoyalty’s control.

Foreign Currency Translation — The functional currencies for eLoyalty’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income (loss). Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in interest and other income (expense) within the consolidated statements of operations.

Stock-Based Compensation — eLoyalty adopted the provisions of SFAS No. 123R, “Share-Based Payment”, beginning January 1, 2006, using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes a fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Historical Company information is the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant (see Note Thirteen “Stock-Based Compensation”).

New Accounting Standards — In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and was adopted by the Company on December 30, 2006. The adoption of SAB No. 108 had no effect on the Company’s financial statements.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes the recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. eLoyalty has reviewed FIN 48 and believes the impact of adoption of FIN 48 will be immaterial to the financial statements.

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

The weighted average life of the computer equipment and furniture was approximately one and six tenths years, with approximately 80% of this asset having been fully depreciated in the first year following the Interelate Acquisition. Software has a weighted average life of approximately three years for amortization purposes.

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

In fiscal years 2006, 2005 and 2004, in response to the business environment, shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and in prior periods personnel reductions, office space reductions and office closures. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. During fiscal years 2006, 2005 and 2004, eLoyalty recognized pre-tax charges (including adjustments) of $737, $411 and $947, respectively. The $737 of expense recorded during 2006 is primarily related to $785 of employee severance and related costs for the elimination of twelve positions in the North American and International segments, offset by a favorable adjustment of $48 primarily related to previously estimated severance and facility cost accruals. Severance and related costs for fiscal year 2005 included $617 of employee severance and related costs for the elimination of nine positions in both the North American and International segments, offset by favorable adjustments of $206 primarily related to previously estimated severance cost and facility accruals. Severance and related costs for fiscal year 2004 included $1,318 for employee severance and related costs associated with the elimination of fourteen positions, in both the North American and International segments. Total 2004 adjustments of $371 consisted of $362 primarily related to a favorable settlement of employment litigation in the International segment and $9 related to changes in estimated sublease rental income from previous office space reductions.

During fiscal years 2006, 2005 and 2004, eLoyalty made cash payments of $1,123, $1,654 and $2,637 related to cost reduction actions initiated in 2006 and earlier periods. eLoyalty expects substantially all severance and other charges to be paid out by the first quarter of 2007 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through 2007.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The severance and related costs and their utilization for the fiscal years ended 2004, 2005 and 2006 are as follows:

	Employee
	Severance	Facilities	Other	Total

Balance, December 27, 2003	$1,656	$1,863	$116	$3,635

Charges	1,240	—	78	1,318
Adjustments	(362)	(9)	—	(371)

Charged to severance and related costs	878	(9)	78	947
Payments	(1,820)	(651)	(166)	(2,637)

Balance, January 1, 2005	714	1,203	28	1,945

Charges	592	—	25	617
Adjustments	(115)	(92)	1	(206)

Charged to severance and related costs	477	(92)	26	411
Payments	(1,147)	(457)	(50)	(1,654)

Balance, December 31, 2005	44	654	4	702

Charges	777	—	8	785
Adjustments	(18)	(31)	1	(48)

Charged to severance and related costs	759	(31)	9	737
Payments	(779)	(331)	(13)	(1,123)

Balance, December 30, 2006	$24	$292	$—	$316

Of the $316 that remained reserved as of December 30, 2006, $24 related to severance payments is recorded in “Accrued compensation and related costs” and the balance of $292 is recorded in “Other current liabilities.” Of the balance in “Other current liabilities,” $292 relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next twelve months.

Note Five — Receivables, Net

Receivables consist of the following:

	As of
	December 30,	December 31,
	2006	2005

Amounts billed to clients	$11,774	$10,711
Unbilled revenue	1,135	278

	12,909	10,989
Allowances for doubtful accounts	(93)	(188)

Receivables, net	$12,816	$10,801

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 30, 2006 and December 31, 2005 consists of amounts due from customers and is anticipated to be collected within normal terms. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. If the

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Note Six — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 30,	December 31,
	2006	2005

Computers and software	$25,697	$26,557
Furniture and equipment	1,947	2,436
Leasehold improvements	1,625	1,219

	29,269	30,212
Accumulated depreciation and amortization	(24,476)	(27,081)

Equipment and leasehold improvements, net	$4,793	$3,131

Depreciation expense was $2,095, $5,151 and $5,247 for the fiscal years ended 2006, 2005 and 2004, respectively.

Note Seven — Income Taxes

Loss before income taxes consisted of the following:

	For the Fiscal Years Ended
	2006	2005	2004

United States	$(12,505)	$(5,889)	$(5,127)
Foreign	1,428	(1,758)	(1,327)

Total	$(11,077)	$(7,647)	$(6,454)

The income tax (provision) benefit consists of the following:

	For the Fiscal Years Ended
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	(1)	25
Foreign	(10)	18	562

Total current	(10)	17	587

Deferred:
Federal	(55)	—	—
State	(6)	—	—
Foreign	—	—	—

Total deferred	(61)	—	—

Income tax (provision) benefit	$(71)	$17	$587

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax (provision) benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended
	2006	2005	2004

Federal tax benefit, at statutory rate	$3,877	$2,677	$2,259
State tax (provision) benefit, net of federal benefit	(6)	317	256
Foreign tax rate differences	(20)	93	(1,269)
Nondeductible expenses	(618)	(94)	(94)
Other	(95)	—	159
Valuation allowance	(3,209)	(2,976)	(724)

Income tax (provision) benefit	$(71)	$17	$587

Deferred tax assets and liabilities were comprised of the following:

	As of
	December 30,	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$53,900	$50,474
Receivable allowances	36	73
Other accruals	1,558	1,654
Depreciation and amortization	2,729	3,103
Non-deductible reserves	237	274
Tax credit carry forwards	600	594
Valuation allowance	(56,628)	(54,666)

Total deferred tax assets	2,432	1,506

Deferred tax liabilities:
Prepaid expenses	(2,493)	(1,506)

Total deferred tax liabilities	(2,493)	(1,506)

Net deferred tax liability	$(61)	$—

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregate to an immaterial amount at December 31, 2006.

During fiscal year 2002, eLoyalty established a valuation allowance related to deferred tax assets for the U.S. This is in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The decision to establish a valuation allowance for the remaining U.S. deferred tax assets was made after assessing financial results and forecasting financial performance for future fiscal years. As of December 30, 2006, total net deferred tax assets of $56,628 without regard to deferred tax liabilities related to indefinite lived intangibles were fully offset by a valuation allowance. The Company’s U.S. Federal NOLs (net operating losses) of $143,061 and U.S. State NOLs of $92,885 expire beginning in 2021 and 2016, respectively. The Company’s non-U.S. NOLs of $11,072 are subject to various expiration dates beginning in 2008. The Company also carries $594 in Research and Development credit carryforwards that expire beginning in 2020.

eLoyalty’s ability to utilize its NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if eLoyalty were to undergo an ownership change. An ownership change would occur if the

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note Eight — Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
	December 30,	December 31,
	2006	2005

Long-term prepaid expenses	$3,877	$211
Long-term receivables	—	1,023

Total	$3,877	$1,234

Long-term prepaid expenses include deferred costs associated with deployment of our Behavioral Analyticstm solution and payments related to third-party support contracts. These costs are recognized ratably over the term of the associated contracts. Long-term receivables primarily consisted of an anticipated tax refund in Europe. This receivable has been reclassified to Other current assets as eLoyalty anticipates receipt of this refund during 2007.

Note Nine — Other Current Liabilities

Other current liabilities consisted of the following:

	As of
	December 30,	December 31,
	2006	2005

Series B stock dividend payable	$732	$732
Income and other taxes	815	495
Other	2,873	1,819

Total	$4,420	$3,046

Note Ten — Line of Credit

The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2,000 through fiscal year 2006 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured bank account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by approximately $283 related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, approximately $1,717 remains available under the Facility at December 30, 2006. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal year 2006 or in fiscal year 2005.

Note Eleven — Employee Benefit Plans

eLoyalty U.S. employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 20% of their eligible compensation and up to 100% of their bonus compensation, subject to Internal Revenue Service statutory limits. For fiscal years ended 2006, 2005 and 2004, a non-discretionary matching contribution was made at the rate of 50% of the amount that a Plan participant contributed to the Plan during the year, up to 6% of the participants’ qualifying compensation with a maximum match of 3% of eligible earnings. eLoyalty recognized expenses related to the 401(k) Plan of $803, $681 and $506 for fiscal years ended 2006, 2005 and 2004, respectively. In addition, the Company funds non-U.S. contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for the periods presented.

Note Twelve — Redeemable Convertible Preferred Stock and Capital Stock

eLoyalty’s authorized capital stock consists of (i) 50,000,000 shares of common stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share. eLoyalty had 9,078,794 and 7,611,915 shares of its common stock issued and outstanding as of December 30, 2006 and December 31, 2005, respectively. eLoyalty has designated 5,000,000 shares of its preferred stock as its redeemable 7% Series B Convertible Preferred Stock (the “Series B stock”), of which 4,098,369 and 4,099,968 shares are issued and outstanding as of December 30, 2006 and December 31, 2005, respectively.

In December 2006, eLoyalty completed an $18,000 Rights Offering. Under terms of the Rights Offering, persons who owned shares of eLoyalty’s common stock or Series B Preferred Stock as of the close of business on November 20, 2006 (the record date for the Rights Offering) received the right to purchase 0.0910 shares of eLoyalty’s common stock. These subscription rights expired on December 15, 2006. Pursuant to the terms of the Rights Offering, eLoyalty issued 1,001,342 shares of eLoyalty common stock at $17.97 per share. eLoyalty intends to use the net proceeds of $17,754 from the Rights Offering for working capital and general corporate purposes.

At the time of issuance of the Series B stock, a beneficial conversion adjustment was calculated (since the fair market value of a share of common stock at the time exceeded the purchase price of a share of Series B stock) aggregating $4,015. The Series B stock was recorded at the date of issuance net of issuance costs and the beneficial conversion adjustment. The discount attributable to the issuance costs was fully accreted on the date of issuance by charging additional paid-in capital and increasing the recorded amount of Series B stock. The Series B stock was accreted to its full redemption value of $23,268 on a straight line basis from the date of issuance to June 19, 2002 by charging additional paid-in capital $669 per month and increasing the recorded amount of Series B stock by a like amount.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 17, 2000, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan is intended to assure fair and equal treatment for all of eLoyalty’s stockholders in the event of a hostile takeover attempt.

Under the terms of the Rights Plan, each share of eLoyalty’s common stock has associated with it ten rights (“Rights”). Each Right entitles the registered holder to purchase from eLoyalty one one-hundredth of a share of Series A junior participating preferred stock, without par value, at an exercise price of $160 (subject to adjustment). The Rights become exercisable under certain circumstances: 10 days after the first public announcement that any person (an “acquiring person”) has acquired 15% or more of eLoyalty’s common stock or the announcement that any person has commenced a tender offer for 15% or more of eLoyalty’s common stock. On September 24, 2001, eLoyalty amended the Rights Plan in connection with the private placement described above. The amendment provides, among other things, that (i) TCV and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 35% of eLoyalty’s outstanding common stock (determined after giving effect to the conversion of the new Series B stock), and (ii) Sutter Hill and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 20% of eLoyalty’s outstanding common stock (determined after giving effect to the conversion of the Series B stock).

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

Note Thirteen — Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary for stock, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors or another duly constituted committee of the Board (the “Compensation Committee”). If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan an aggregate of 280,000 shares of eLoyalty common stock were reserved for issuance. As of December 30, 2006, there were a total of 220,012 shares available for future grants under the 1999 and 2000 Plans.

Stock compensation expense was $4,018, $2,616 and $2,585 for fiscal years ended 2006, 2005 and 2004, respectively. eLoyalty recognized stock-based compensation under SFAS No. 123R “Shared-Based Payment” in 2006. Prior to 2006, eLoyalty recognized stock-based compensation under APB No. 25 “Accounting for Stock Issued to Employees”. eLoyalty recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The cumulative effect adjustment related to future forfeitures was immaterial. eLoyalty did not recognize the windfall tax benefit related

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction for the year ended December 30, 2006 totaled $4,490.

As a result of the adoption of SFAS No. 123R, our financial results were lower than under our previous accounting method for stock-based compensation by the following amounts:

2006

Loss before income taxes	$(197)
Net loss	$(197)
Basic and diluted net loss per common share	$(0.03)

Restricted Stock

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

On February 25, 2002, the Compensation Committee of the Board of Directors approved and ratified the Vice President Compensation Program (the “Program”), which has subsequently been amended. As part of the Program, each Vice President is assigned to one of ten tiers. Each tier has associated with it a target annual cash compensation amount (consisting of annual base salary component and a target annual bonus component) and a target equity position in eLoyalty that is the same for each Vice President within the tier. Under the Vice President Compensation Program equity targets were funded through restricted stock grants and supplemental equity grants made at the discretion of the Compensation Committee. Shares granted under the Vice President Program are and will continue to be issued under one of eLoyalty’s stock incentive plans. Among the goals of the Program is to more closely align the interests of these senior level employees with those of the Company’s stockholders.

Under the Vice President Compensation Program, for periods prior to May 2005, equity targets were funded through grants of restricted stock that vest either ratably over five years (for Vice Presidents at the time the program was adopted) or ratably over four years commencing on the anniversary of the grant date (for newly hired or promoted Vice Presidents). In both situations above, the compensation expense was recognized ratably over the vesting periods commencing with the initial grant date. Beginning in May 2005, the standard restricted stock grant procedure for new participants in the program was modified such that the participant is eligible to receive the grant one year following commencement of employment or promotion to Vice President, as the case may be, with restrictions lapsing immediately on 20% of the grant, and with the restrictions lapsing on the balance of the grant quarterly over a 16 quarter period. The grant at the one year anniversary is contingent upon approval by eLoyalty’s Compensation Committee. For these grants, the compensation expense commenced on the grant date, with 20% of the grant value immediately being recognized and the balance recognized ratably over the remaining vesting periods. Non-U.S. Vice Presidents receive an installment stock award that provides for the issuance, in the aggregate, of the same number of shares of Common Stock as would have been issued to them as restricted stock had they been U.S. employees, in quarterly installments corresponding to the vesting of the restricted stock grants.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted and installment stock award activity was as follows for the years ended January 1, 2005, December 31, 2005 and December 30, 2006:

		Weighted
		Average
	Shares	Price

Nonvested balance at December 28, 2003	1,145,296	$5.72
Granted	714,337	$6.04
Vested	(387,972)	$6.71
Forfeited	(140,209)	$4.55

Nonvested balance at January 1, 2005	1,331,452	$5.73

Granted	406,500	$4.91
Vested	(465,727)	$5.86
Forfeited	(92,268)	$6.28

Nonvested balance at December 31, 2005	1,179,957	$5.35

Granted	761,100	$14.14
Vested	(525,221)	$6.64
Forfeited	(152,729)	$9.19

Nonvested balance at December 30, 2006	1,263,107	$9.69

	2006	2005	2004

Total fair value of restricted and installment stock awards vested	$8,049	$3,214	$2,199

As of December 30, 2006, there remains $10,803 of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 3.9 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. The Company has discontinued granting stock options to employees but retains the right to issue stock options under the Plans in the future. Stock options had been generally granted with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. The stock option terms were set by the Compensation Committee and generally became exercisable over a period of four years. The initial vesting occurred after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award vested in equal monthly increments over the four-year period. For the year ended December 30, 2006, the Company recognized compensation expense of $169 related to option awards.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net loss available to common stockholders and net loss per share if eLoyalty had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	For the Fiscal
	Years Ended
	2005	2004

Net loss available to common stockholders as reported	$(9,101)	$(7,366)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	2,616	2,585
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(2,839)	(5,108)

Pro forma	$(9,324)	$(9,889)

Basic net loss per share:
As reported	$(1.43)	$(1.22)

Pro forma	$(1.47)	$(1.64)

Diluted net loss per share:
As reported	$(1.43)	$(1.22)

Pro forma	$(1.47)	$(1.64)

The fair value for options granted during the twelve months ended December 30, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions:

	For the Fiscal Years Ended
	2006	2005	2004

Risk-free interest rates	5.0%	3.4%	1.8% – 3.5%
Expected dividend yield	—	—	—
Expected volatility	78%	101%	108% – 114%
Expected lives	5.0 years	5.0 years	5.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity was as follows for the fiscal years ended 2004, 2005 and 2006:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Fair Value
		Average	Contractual	of Option
	Options	Exercise Price	Life (Years)	Grants

Outstanding as of December 27, 2003	636,040	$30.18	7.6

Exercisable as of December 27, 2003	431,469	$41.09

Granted	7,800	$5.85		$4.66
Exercised	(312)	$4.15
Forfeited	(54,206)	$31.79

Outstanding as of January 1, 2005	589,322	$29.71	7.0

Exercisable as of January 1, 2005	464,576	$36.45

Granted	4,800	$4.63		$3.52
Exercised	—	$—
Forfeited	(41,757)	$65.70

Outstanding as of December 31, 2005	552,365	$26.78	6.1

Exercisable as of December 31, 2005	477,782	$30.36

Granted	4,800	$13.50		$8.92
Exercised	(11,963)	$14.26
Forfeited	(31,333)	$66.01

Outstanding as of December 30, 2006	513,869	$24.75	5.4

Exercisable as of December 30, 2006	470,635	$26.63

Outstanding intrinsic value at December 30, 2006	$3,306

Exercisable intrinsic value at December 30, 2006	$2,683

As of December 30, 2006, there remains $132 of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 0.5 years.

	2006	2005	2004

Total fair value of stock options vested	$170	$219	$494
Intrinsic value of stock options exercised	$104	$—	$1
Proceeds received from option exercises	$67	$—	$1

Salary for Stock Program

eLoyalty implemented a Salary for Stock Program in November 2006. Under the program, executives and Vice Presidents exchange a percentage of their salary in exchange for grants of shares of the Company’s common stock. The salary reduction percentages range from 10% to 25% dependent on salary levels of impacted executives and Vice Presidents. The program began December 1, 2006 and has been authorized by the Board of Directors through December 31, 2007. During 2007, subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate to cash salary reductions. The Salary for Stock Program permits grants of shares of the Company’s common stock up to an aggregate of 140,000 shares. As of December 30, 2006, under the Salary for Stock Program there remains 121,913 shares available for future issuance.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Effective March 31, 2002, eLoyalty froze its Employee Stock Purchase Plan. The Company retains the ability to reactivate this plan in the future. Under the Stock Purchase Plan, employees purchased 20,455 shares of eLoyalty common stock for the year ended December 28, 2002. The Stock Purchase Plan permitted eligible employees to purchase an aggregate of 125,000 shares of eLoyalty’s common stock, of which 23,717 are still available for purchase should the plan be reactivated in future periods.

Note Fourteen — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per common share:

	For the Fiscal Years Ended
	2006	2005	2004

Net loss	$(11,148)	$(7,630)	$(5,867)
Series B preferred stock dividends	(1,464)	(1,471)	(1,499)

Net loss available to common stockholders	$(12,612)	$(9,101)	$(7,366)

Per common share
Basic loss before Series B preferred stock dividends	$(1.65)	$(1.20)	$(0.97)

Basic net loss	$(1.86)	$(1.43)	$(1.22)

	For the Fiscal Years Ended
(In thousands)	2006	2005	2004

Weighted average shares outstanding (basic and diluted)	6,769	6,359	6,027

Currently anti-dilutive common stock equivalents(1)	4,927	4,536	4,408

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Fifteen — Segment Information

eLoyalty has two reportable geographic segments: North America (consisting of U.S. and Canada) and International. The following table reflects revenue, operating results and total assets by reportable segment for the fiscal years ended 2006, 2005 and 2004, respectively.

	North
For the Fiscal Years Ended	America	International	Total

Net Revenue
2006	$81,469	$4,090	$85,559
2005	$69,955	$5,311	$75,266
2004	$61,662	$6,581	$68,243
Operating (loss) income
2006	$(12,010)	$252	$(11,758)
2005	$(6,224)	$(1,797)	$(8,021)
2004	$(5,640)	$(1,045)	$(6,685)
Depreciation and amortization expense
2006	$2,435	$30	$2,465
2005	$5,647	$36	$5,683
2004	$5,558	$39	$5,597
Capital expenditures
2006	$3,979	$—	$3,979
2005	$1,509	$—	$1,509
2004	$475	$—	$475
Total assets
December 30, 2006	$60,874	$3,694	$64,568
December 31, 2005	$40,010	$5,218	$45,228

	North America			International
	United			United
For the Fiscal Years Ended	States	Canada	Total	Kingdom	Ireland	Germany	Australia	Total	Total

Net Revenue
2006	$76,437	$5,032	$81,469	$4	$3,709	$227	$150	$4,090	$85,559
2005	$64,953	$5,002	$69,955	$1,219	$3,329	$610	$153	$5,311	$75,266
2004	$57,783	$3,879	$61,662	$574	$4,690	$1,054	$263	$6,581	$68,243

Total tangible long-lived assets for U.S. operations are $4,784 and $3,306 as of December 30, 2006 and December 31, 2005, respectively.

The increase in International operating income is due to a one-time favorable impact of $841 to reflect revenue related to a minimum purchase agreement that expired at the end of the first quarter of 2006 and decreased management fees.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006		2005		2004
		Percentage of		Percentage of		Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Revenue:
Consulting services	$44,332	49%	$46,013	58%	$50,185	69%
Managed services	27,648	31%	19,543	25%	14,905	21%

Services revenue	71,980	80%	65,556	83%	65,090	90%
Product	13,579	15%	9,710	12%	3,153	4%

Net revenue	85,559	95%	75,266	95%	68,243	94%
Reimbursed expenses	4,269	5%	3,742	5%	4,330	6%

Total revenue	$89,828	100%	$79,008	100%	$72,573	100%

Note Sixteen — Leases

eLoyalty leases various office facilities under leases expiring at various dates through July 31, 2010. Additionally, eLoyalty leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $1,358, $1,818 and $1,966 for the fiscal years ended 2006, 2005 and 2004, respectively. These amounts exclude rental payments related to office space reductions, which were $331, $456 and $643 in fiscal years 2006, 2005 and 2004, respectively.

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount

2007	$1,197
2008	793
2009	699
2010	325

$3,014

The aforementioned amounts do not include facility costs that eLoyalty has accrued as part of the severance and related costs related to restructuring activities as discussed in Note Four of $292 for fiscal year 2007. These amounts have been reduced by minimum sublease rentals of $112 due in fiscal year 2007, under non-cancelable subleases.

Note Seventeen — Legal Matters

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under its bylaws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity or in certain related capacities. The Company has a separate indemnification agreement with its directors and officers that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 30, 2006.

Note Eighteen — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2006
	1st		2nd		3rd		4th		Year

Total revenue	$19,627		$20,550		$25,916		$23,735		$89,828
Operating loss	$(3,545	)(1)(2)	$(5,241	)(1)	$(222	)(1)	$(2,750	)(1)	$(11,758	)(1)(2)
Net loss available to common stockholders	$(3,803	)(1)(2)	$(5,507	)(1)	$(370	)(1)	$(2,932	)(1)	$(12,612	)(1)(2)
Basic net loss per share	$(0.58)		$(0.82)		$(0.05)		$(0.42)		$(1.86)
Diluted net loss per share	$(0.58)		$(0.82)		$(0.05)		$(0.42)		$(1.86)
Shares used to calculate basic and diluted net loss per share (in millions)	6.60		6.70		6.79		7.00		6.77

	For the Fiscal Year Ended 2005
	1st	2nd		3rd		4th	Year

Total revenue	$19,490	$19,613		$21,307		$18,598	$79,008
Operating loss	$(2,009)	$(3,012	)(3)	$(557	)(4)	$(2,443)	$(8,021)
Net loss available to common stockholders	$(2,301)	$(3,304	)(3)	$(814	)(4)	$(2,682)	$(9,101)
Basic net loss per share	$(0.37)	$(0.52)		$(0.12)		$(0.41)	$(1.43)
Diluted net loss per share	$(0.37)	$(0.52)		$(0.12)		$(0.41)	$(1.43)
Shares used to calculate basic and diluted net loss per share (in millions)	6.22	6.31		6.71		6.50	6.36

(1)	Includes $387, $(42), $385 and $7 related to severance and related costs for the first, second, third and fourth quarters of fiscal year 2006 associated with cost reduction plans.

(2)	Includes $841 of income related to a minimum purchase agreement that expired at the end of the first quarter of 2006.

(3)	Includes a $515 charge relating to severance and related costs associated with cost reduction plans.

(4)	Includes $104 of income related to a favorable adjustment primarily related to a previous estimated severance cost accrual.

eLOYALTY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Additions
	Balance at	Charged to		Charged to			Balance
	Beginning	Costs and		Other			at End of
Description of Allowance and Reserves	of Period	Expenses		Accounts	Deductions		Period

Valuation allowance for doubtful accounts:
Year ended December 30, 2006	$188	(95)		—	—		$93
Year ended December 31, 2005	$389	(201	)(1)	—	—		$188
Year ended January 1, 2005	$1,493	(502	)(1)	—	(602)		$389
Valuation allowance for deferred tax assets:
Year ended December 30, 2006	$54,666	1,962		—	—		$56,628
Year ended December 31, 2005	$52,610	2,976		—	(920	)(2)	$54,666
Year ended January 1, 2005	$53,334	—		—	(724)		$52,610

(1)	Reflects recovery of previous reserved balance.

(2)	The valuation allowance and deferred tax assets decreased $920 in 2005 as a result of adjustments to the deferred tax accounts for the write-off of certain state net operating loss deferred tax assets, as well as revisions to the prior year deferred tax asset accounts and the related valuation allowance that were in offsetting amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-K, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2006, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

eLoyalty’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company conducted its evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and, as part of their audit, has issued its reports, included herein, on (1) our management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting. See “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” on page 32.

(c)	Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information about our executive officers, see “Executive Officers of the Company” included as Item 4A of Part I of this Form 10-K. The information contained under the captions “Director Election” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed by eLoyalty for its 2007 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

eLoyalty Corporation maintains a code of conduct, business principles and ethical behavior (the “Code of Conduct”) applicable to all of our directors, officers and other employees including our Chief Executive Officer and

Senior Financial Management. This Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct was filed as Exhibit 14.1 to the 2003 Annual Report on Form 10-K and the Code of Conduct is on our internet website. We will make a copy of it available to any person, without charge, upon written request to eLoyalty Corporation, 150 Field Drive, Suite 250, Lake Forest, Illinois 60045, Attn: General Counsel. To the extent permitted by applicable rules of the NASDAQ Global Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of this code of ethics for the Chief Executive Officer or Senior Financial Management by posting this information on our internet website.

Item 11.	Executive Compensation.

The information under “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation,” in the Proxy Statement to be filed by eLoyalty for its 2007 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by eLoyalty for its 2007 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 30, 2006, information regarding outstanding awards under all compensation plans of eLoyalty (including individual compensation arrangements) under which equity securities of eLoyalty may be delivered:

	Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(1)	Warrants and Rights	Future Issuance(1)(2)

Equity compensation plans approved by security holders	498,203	$24.39	136,034	(3)
Equity compensation plans not approved by security holders	15,666	$36.34	83,978

Total(4)	513,869	$24.75	220,012

(1)	Reflects number of shares of the Company’s common stock.

(2)	All of the securities available for future issuance listed herein may be issued other than upon the exercise of an option, warrant or similar right. All of these shares are available for award in the form of restricted stock, bonus stock, performance shares or similar awards under eLoyalty’s applicable equity compensation plans.

(3)	eLoyalty’s plan that has been approved by its stockholders is the 1999 Stock Incentive Plan. This plan includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares available for awards, other than incentive stock options, automatically increases by an amount equal to five percent (5%) of the number of shares of common stock then outstanding.

(4)	Does not include (i) shares of restricted common stock held by employees, of which 1,108,017 shares were issued and outstanding as of December 30, 2006, which are included in the amount of issued and outstanding shares or (ii) 155,090 shares of common stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company.

The plan described above as not having been approved by eLoyalty’s stockholders is the 2000 Stock Incentive Plan. This is a broadly based plan under which non-statutory stock options, restricted stock and bonus stock awards may be granted to officers, employees and certain consultants and independent contractors of eLoyalty and its subsidiaries. This plan may be administered by one or more committees of the Board of Directors that the Board has designated to carry out actions under the plan on its behalf, which is currently the Compensation Committee. All awards made under this plan are discretionary. The committee or, if applicable, the Board determines which eligible persons will receive awards and also determines all terms and conditions (including form, amount and timing) of each award. The plan terminates September 23, 2011, which is ten years after the effective date of the last amendment and restatement of the plan, unless terminated earlier by the Board. Termination of the plan will not affect the terms or conditions of any award granted prior to termination.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Ratification of Selection of Independent Public Accountants — Principal Accounting Fees and Services” in the Proxy Statement to be filed by eLoyalty for its 2007 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2007.

eLoyalty Corporation

By	/s/ Kelly D. Conway
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 13th day of March 2007.

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

EXHIBIT INDEX

We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the Securities and Exchange Commission (“SEC”) as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are those listed below as Exhibits and noted by an asterisk.

Exhibit
No.		Description of Exhibit

3.1		Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).
3.2		Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No. 1 to eLoyalty’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).
3.3		Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.4		Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.5		Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.6		Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.7		By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).
4.1		Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).
4.2		Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).
4.3		Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
4.4		Registration Statement filed on Form S-3 on November 8, 2006.
10.1		Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).
10.2		Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10	.3*	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty’s Tender Offer Statement on Schedule TO filed October 15, 2001).
10	.4*	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.5		Summary of eLoyalty Corporation’s Vice President Compensation Program, as amended, May 11, 2005.
10	.6*	Form of Restricted Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.23 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10	.7*	Form of Installment Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.24 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10	.8*+	Form of Option Award Agreement between applicable participant and eLoyalty.
10.9		Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

I-1

Exhibit
No.		Description of Exhibit

10.10		Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).
10.11		Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.12		Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 28, 2002).
10.13		Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).
10.14		Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).
10.15		Amendment No. 7 to Loan Agreement, dated as of December 23, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.19 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).
10.16		Amendment No. 8 to Loan Agreement, dated as of December 21, 2004, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.17		Amendment No. 9 to Loan Agreement, dated as of December 2, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.18		Amendment No. 10 to Loan Agreement, dated as of December 22, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.17 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.19		Amendment No. 11 to Loan Agreement, dated as of September 18, 2006, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10	.20+	Amendment No. 12 to Loan Agreement, dated as of December 21, 2006, between LaSalle Bank National Association and eLoyalty Corporation.
10	.21*	Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1).
10	.22*	Employment Agreement, dated as of November 7, 2002, between eLoyalty Corporation and Kelly D. Conway (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).
10	.23*+	Indemnification Agreement, dated March 2, 2007, between Kelly D. Conway and eLoyalty.
10	.24*	Employment Agreement, effective June 1, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10	.25*	Indemnification Agreement, dated June 11, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10	.26*+	Amended Employment Agreement, dated January 8, 2007, between Karen Bolton and eLoyalty.
10	.27*	Employment Agreement, dated December 17, 2004, between Christopher Danson and eLoyalty (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10	.28*	Indemnification Agreement, effective as of December 17, 2004, between Christopher Danson and eLoyalty (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

I-2

Exhibit
No.		Description of Exhibit

10	.29*+	Employment Agreement, dated April 24, 2006, between Steven Shapiro and eLoyalty.
10	.30*+	Indemnification Agreement, effective as of April 24, 2006, between Steven Shapiro and eLoyalty.
10	.31*+	Summary of Director Compensation.
10	.32*+	Summary of 2007 Named Executive Officer Compensation.
14.1		Code of Conduct (filed as Exhibit 14.1 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).
21	.1+	Subsidiaries of eLoyalty Corporation.
23	.1+	Consent of Grant Thornton LLP.
23	.2+	Consent of PricewaterhouseCoopers LLP.
24	.1+	Power of Attorney from Tench Coxe, Director.
24	.2+	Power of Attorney from Jay C. Hoag, Director.
24	.3+	Power of Attorney from John T. Kohler, Director.
24	.4+	Power of Attorney from Michael J. Murray, Director.
24	.5+	Power of Attorney from John C. Staley, Director.
31	.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Represents a management contract or compensatory plan or arrangement.

I-3