Form 10-Q
period 2007-03-31
ELOYALTY CORP
filed 2007-05-10
CIK 1094348

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of May 1, 2007 was 9,349,149.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2007	December 30, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$30,412	$31,645
Restricted cash	307	283
Receivables, (net of allowances of $93 and $93)	16,327	12,816
Prepaid expenses	7,032	5,352
Other current assets	2,929	2,125

Total current assets	57,007	52,221
Equipment and leasehold improvements, net	5,057	4,793
Goodwill	2,643	2,643
Intangibles, net	1,003	1,034
Other long-term assets	4,707	3,877

Total assets	$70,417	$64,568

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$6,295	$4,247
Accrued compensation and related costs	4,143	3,479
Unearned revenue	10,729	7,435
Other current liabilities	4,562	4,420

Total current liabilities	25,729	19,581
Long-term unearned revenue	7,746	5,411
Other long-term liabilities	67	60

Total liabilities	33,542	25,052

Commitments and contingencies	—	—
Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,090,549 and 4,098,369 shares issued and outstanding with a liquidation preference of $21,227 and $21,633 at March 31, 2007 and December 30, 2006, respectively	20,862	20,902

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 9,398,548 and 9,078,794 shares issued at March 31, 2007 and December 30, 2006; and 9,331,197 and 9,078,794 outstanding at March 31, 2007 and December 30, 2006, respectively	94	91
Additional paid-in capital	165,369	162,059
Accumulated deficit	(144,357)	(139,810)
Treasury stock, at cost, 67,351 shares	(1,386)	—
Accumulated other comprehensive loss	(3,707)	(3,726)

Total stockholders’ equity	16,013	18,614

Total liabilities and stockholders’ equity	$70,417	$64,568

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Revenue:
Services	$22,177	$16,879
Product	4,407	1,960

Revenue before reimbursed expenses (net revenue)	26,584	18,839
Reimbursed expenses	1,338	788

Total revenue	27,922	19,627

Operating Expenses:
Cost of services	14,737	14,248
Cost of product	3,514	1,182

Cost of revenue before reimbursed expenses	18,251	15,430
Reimbursed expenses	1,338	788

Total cost of revenue, exclusive of depreciation and amortization shown below:	19,589	16,218
Selling, general and administrative	12,438	6,033
Severance and related costs	—	387
Depreciation and amortization	773	534

Total operating expenses	32,800	23,172

Operating loss	(4,878)	(3,545)
Interest and other income (expense), net	327	150

Loss before income taxes	(4,551)	(3,395)
Income tax benefit (provision)	4	(42)

Net loss	(4,547)	(3,437)
Dividends related to Series B preferred stock	(366)	(366)

Net loss available to common stockholders	$(4,913)	$(3,803)

Basic net loss per common share	$(0.61)	$(0.58)

Diluted net loss per common share	$(0.61)	$(0.58)

Shares used to calculate basic net loss per share	8,035	6,596

Shares used to calculate diluted net loss per share	8,035	6,596

Non-cash compensation, primarily restricted stock, included in individual line items above:
Cost of services	$296	$257
Selling, general and administrative	3,311	449

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Cash Flows from Operating Activities:
Net loss	$(4,547)	$(3,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	773	534
Non-cash compensation	3,607	706
Changes in assets and liabilities:
Receivables	(3,500)	(1,252)
Prepaid expenses	(2,504)	(931)
Accounts payable	2,049	191
Accrued compensation and related costs	661	351
Unearned revenue	5,612	1,312
Other liabilities	504	1,827
Other assets	(785)	(555)

Net cash provided by (used in) operating activities	1,870	(1,254)

Cash Flows from Investing Activities:
Capital expenditures and other	(1,007)	(503)

Net cash used in investing activities	(1,007)	(503)

Cash Flows from Financing Activities:
Acquisition of treasury stock	(1,386)	—
Payment of Series B dividends	(732)	(732)
Proceeds from exercise of stock options	8	38
Other	1	115

Net cash used in financing activities	(2,109)	(579)

Effect of exchange rate changes on cash and cash equivalents	13	75

Decrease in cash and cash equivalents	(1,233)	(2,261)
Cash and cash equivalents, beginning of period	31,645	17,851

Cash and cash equivalents, end of period	$30,412	$15,590

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we”, “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 31, 2007, the condensed consolidated results of our operations for the three months ended March 31, 2007 and April 1, 2006 and our condensed consolidated cash flows for the three months ended March 31, 2007 and April 1, 2006, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Note 2 — Summary of Significant Accounting Policies

Reclassifications and Revisions

Beginning in the first quarter of 2007, eLoyalty has classified certain expenses, which have been previously reported within Cost of services, as Selling, general, and administrative expense. We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and competitive advantage with our Behavioral Analytics™ Service Line. The changes will be reflected prospectively as the Company cannot accurately and reliably estimate prior periods under the new approach. The three changes are:

•

Solution Development/Support: Costs associated with our Behavioral Analytics™ solution development teams and other Managed services administrative and support personnel will be classified as Selling, general and administrative expense. When these resources are working specifically on client revenue generating activities, their direct costs will be classified as Cost of services.

•

Account Management: Costs associated with our vertical industry teams, made up of industry experts, account partners and project managers, will be classified as Selling, general and administrative expense. When these resources are working specifically on client revenue generating activities, their direct costs will be classified as Cost of services.

•	Delivery Executive/Support: Costs associated with overall delivery executive management and administrative support personnel will be classified as Selling, general and administrative expense.

The impact of these changes in the first quarter of 2007 was to decrease Cost of services and, correspondingly, increase Selling, general, and administrative expense by $4.7 million, non-cash compensation was $1.6 million of this amount.

Note 3 — Revenue Recognition

Behavioral Analytics™ Service Line

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to perform Behavioral Analytics™ Assessments. These assessments are generally performed for our clients on a fixed fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract.

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment and subscription fees. The planning and deployment fees are considered to be installation fees related to the long-term subscription contract and are deferred until the installation is complete and is then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of March 31, 2007 and December 30, 2006, eLoyalty had deferred revenue totaling $5.9 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. eLoyalty had deferred costs totaling $3.7 million as of March 31, 2007 and December 30, 2006.

Revenue associated with the Behavioral Analytics™ subscription fees are recognized as the services are performed for the client. For example, the monthly subscription fee will consist of the number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month.

CIPCC Service Line

Consulting services revenue included in the Converged Internet Protocol Contact Center (“CIPCC”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed Services revenue included in the CIPCC Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis would be recognized as the services are performed for the client.

For fixed price Managed service contracts where we provide support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale. Historically, very few transactions did not satisfy the requirements of EITF 99-19. However, in mid 2006, the Company signed a new reseller agreement with its largest vendor that may increase the number of transactions that require the revenue to be recognized for the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the CIPCC Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is then recognized ratably over the remaining period of the PCS. Revenue of $2.2 million and $2.1 million has been deferred as of March 31, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining term of the PCS period if the VSOE for the PCS is not established.

Traditional CRM

Consulting services revenue included in the Traditional CRM Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed Services revenue included in the Traditional CRM Service Line consists of marketing application hosting, email fulfillment and remote application support. Revenue related to hosting services, generally a fixed monthly fee, is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to the email fulfillment services is recognized as the services are provided to the client. For example, the monthly email fulfillment fee is based on the number of emails distributed for the client. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

In accordance with EITF 00-21 “Revenue Arrangements with Multiple Elements”, arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, revenue is deferred until all elements have been delivered to the client. If PCS is the only remaining activity without established fair value, the revenue is recognized ratably over the service period. Each of our Service Lines may have arrangements that could be reviewed in accordance with EITF 00-21.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements of EITF 99-19 and the net revenue is recognized as Product or Managed services revenue. An equivalent amount of reimbursable expenses is included in Cost of revenue.

Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as Unearned revenue until revenue recognition criteria are met.

If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable.

Note 4 — Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors or another duly constituted committee of the Board (the “Compensation Committee”). If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of eLoyalty common stock for issuance. As of March 31, 2007, there were a total of 237,060 shares available for future grants under the 1999 and 2000 Plans and Treasury stock.

Stock compensation expense was $3.6 million and $0.7 million for the three months ended March 31, 2007 and April 1, 2006, respectively. eLoyalty recognized stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment” in 2006. eLoyalty recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. eLoyalty did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $1.5 million for the three months ended March 31, 2007 and $4.5 million for the year ended December 30, 2006.

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

Restricted and installment stock award activity was as follows for the quarter ended March 31, 2007:

	Shares	Weighted Average Price
Nonvested balance at December 30, 2006	1,263,107	$9.69
Granted	289,493	$21.95
Vested	(209,084)	$13.33
Forfeited	(6,500)	$4.90

Nonvested balance at March 31, 2007	1,337,016	$11.81

	For the Three Months Ended
	March 31, 2007	April 1, 2006
(In millions)
Total fair value of restricted and installment stock awards vested	$4.3	$1.7

As of March 31, 2007, there remains $15.3 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 3.7 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted generally with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally became exercisable over a period of four years. The vesting can occur after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award can vests in equal monthly or quarterly increments over the vesting period. For the three months ended March 31, 2007, the Company recognized compensation expense related to option awards of $0.2 million.

In addition, the 1999 Plan provides that each non-employee director receive a non-qualified stock option to purchase 5,000 shares of eLoyalty common stock when he or she commences service as a director. Stock options granted to non-employee directors upon commencement of services vest ratably over a period of 48 months. The day after the annual stockholder’s meeting, each non-employee director is granted a non-qualified stock option to purchase 5,000 shares of eLoyalty common stock. Stock options granted to non-employee directors following an annual stockholder’s meeting vest ratably over a period of 12 months. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date and are exercisable for up to 10 years.

During the quarter ended March 31, 2007, a total of 200,000 options were granted to four of the Company’s executive officers, with a maximum term of 10 years. The exercise price per share was equal to the closing price of a share of eLoyalty common stock on February 20, 2007 ($21.95). These options vest in 16 equal quarterly installments.

Option activity was as follows for the quarter ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 30, 2006	513,869	$24.75	5.4
Granted	200,000	$21.95		$11.71
Exercised	(975)	$8.50
Forfeited	(304)	$68.00

Outstanding as of March 31, 2007	712,590	$23.97	6.5

Exercisable as of March 31, 2007	503,748	$25.56

Outstanding intrinsic value at March 31, 2007 (in millions)	$3.4

Exercisable intrinsic value at March 31, 2007 (in millions)	$3.1

	For the Three Months Ended
	March 31, 2007	April 1, 2006
(In millions)
Total fair value of stock options vested	$0.2	$—
Intrinsic value of stock options exercised	$—	$0.1
Proceeds received from option exercises	$—	$—

As of March 31, 2007, there remains $2.2 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The fair value for options granted during the quarter ended March 31, 2007, was estimated on the date of grant using a Black Scholes option-pricing model. There were no stock options granted during the first quarter of 2006. The Company used the following assumptions:

For the Three Months Ended
March 31, 2007
Risk-free interest rates	4.7%
Expected dividend yield	—
Expected volatility	57%
Expected lives	5 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

eLoyalty implemented a Salary Replacement Program in November 2006. Under the program, executives and Vice Presidents exchange a percentage of their salary in exchange for grants of shares of the Company’s common stock. The salary reduction percentages range from 10% to 25% dependent on salary levels of impacted executives and Vice Presidents. The program began December 1, 2006 and has been authorized by the Board of Directors through December 31, 2007. During 2007, subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate to cash salary reductions. The Salary Replacement Program permits grants of shares of the Company’s common stock up to an aggregate of 140,000 shares.

The Salary Replacement Program share activity was as follows for the quarter ended March 31, 2007:

Shares available as of December 30, 2006	121,913
Issued	(21,554)

Shares available as of March 31, 2007	100,359

Employee Stock Purchase Plan

eLoyalty’s Board of Directors recently submitted a proposal to eLoyalty’s stockholders to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. Subject to stockholder approval, eLoyalty expects to reinstate that Plan in the third quarter of 2007.

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

In fiscal year 2006, in response to the business environment, shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements. There were no severance and related costs in the first quarter of 2007 compared to $0.4 million in the first quarter of 2006. The $0.4 million of expense recorded in the first quarter of 2006 is primarily related to employee severance and related costs for the elimination of one position.

During the first three months of 2007, eLoyalty made cash payments of $0.1 million related to cost reduction actions initiated in 2006 and earlier periods. Substantially all severance and other charges were paid out by the first quarter of 2007 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through September 2007.

The severance and related costs and their utilization for the first three months of 2007 are as follows:

(In millions)	Facilities	Total
Balance, December 30, 2006	$0.3	$0.3
Payments	(0.1)	(0.1)

Balance, March 31, 2007	$0.2	$0.2

As of March 31, 2007, $0.2 million remains reserved in “Other current liabilities” and relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next six months.

Note 6 — Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryover, which is offset with a reduction to the valuation allowance with no net change to retained earnings. The Company has unrecognized tax benefits of $12.8 million as of December 30, 2006. Due to the Company’s worldwide net operating loss carryover position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized.

The amount of unrecognized tax benefits did not materially change as of March 31, 2007. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s worldwide net operating loss carryover position, accrued interest and penalties associated with uncertain tax positions as of December 30, 2006 are not material. The liability for the payment of interest and penalties did not materially change as of March 31, 2007. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

The Company is not currently under audit by the Internal Revenue Service (“IRS”) for any years. The statutes of limitation for the Company’s income tax returns after 2001 remain open for examination by the IRS. In addition, the net operating loss carryforwards can be examined for a period of three years after filing the tax return for the year the loss is used. The Company has not been contacted by the IRS for examination for any of these years.

Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. eLoyalty Corporation and its subsidiaries may have various state and foreign income tax returns for immaterial jurisdictions in the process of examination throughout the reporting period.

Note 7 — Other Long-Term Assets

Long-term prepaid assets were $4.7 million and $3.9 million as of March 31, 2007 and December 30, 2006, respectively. These assets include deferred costs associated with deployment of our Behavioral AnalyticsTM solution and payments related to third-party support contracts. These costs are recognized ratably over the term of the associated contracts.

Note 8 — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended
	March 31, 2007	April 1, 2006
(In millions)
Net loss	$(4.5)	$(3.4)
Other comprehensive loss:
Effect of currency translation	—	0.1

Comprehensive net loss	$(4.5)	$(3.3)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.7 million at March 31, 2007 and December 30, 2006, respectively.

Note 9 — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
	March 31, 2007	April 1, 2006
(In millions)
Net loss	$(4.5)	$(3.4)
Series B preferred stock dividends	(0.4)	(0.4)

Net loss available to common stockholders	$(4.9)	$(3.8)

Per common share
Basic loss before Series B preferred stock dividends	$(0.57)	$(0.52)

Basic net loss	$(0.61)	$(0.58)

Weighted average common shares outstanding (in thousands)	8,035	6,596

Currently anti-dilutive common stock equivalents(1) (in thousands)	4,864	4,853

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note 10 — Segment Information

eLoyalty engages in business activities in one operating segment, which provides Consulting services, Managed services, and Product on both a fixed-price and a time and materials basis. eLoyalty’s services are delivered to clients in North America (U.S. and Canada), Europe and Australia. eLoyalty’s long-lived assets are located in North America and Europe. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Net revenue for eLoyalty’s international operations (Europe and Australia) was $0.6 million and $1.5 million, in the first quarter of 2007 and 2006, respectively.

Note 11 — Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 157 may have on our financial position or results of operations.

In June 2006, the FASB ratified a consensus opinion reached by EITF on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective December 31, 2006. The Company presents these taxes on a net basis. The adoption of EITF Issue 06-3 did not have a material effect on our financial position or results of operations.

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

Under its bylaws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity or in certain related capacities. The Company has a separate indemnification agreement with its directors and officers that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2007.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Behavioral Analytics™ Service Line

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to perform Behavioral Analytics™ Assessments. These assessments are generally performed for our clients on a fixed fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract.

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment and subscription fees. The planning and deployment fees are considered to be installation fees related to the long-term subscription contract and are deferred until the installation is complete and is then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of March 31, 2007 and December 30, 2006, eLoyalty had deferred revenue totaling $5.9 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. eLoyalty had deferred costs totaling $3.7 million as of March 31, 2007 and December 30, 2006.

Revenue associated with the Behavioral Analytics™ subscription fees are recognized as the services are performed for the client. For example, the monthly subscription fee will consist of the number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month.

CIPCC Service Line

Consulting services revenue included in the Converged Internet Protocol Contact Center (“CIPCC”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed Services revenue included in the CIPCC Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis would be recognized as the services are performed for the client.

For fixed price Managed service contracts where we provide support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale. Historically, very few transactions did not satisfy the requirements of EITF 99-19. However, in mid 2006, the Company signed a new reseller agreement with its largest vendor that may increase the number of transactions that require the revenue to be recognized for the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the CIPCC Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is then recognized ratably over the remaining period of the PCS. Revenue of $2.2 million and $2.1 million has been deferred as of March 31, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining term of the PCS period if the VSOE for the PCS is not established.

Traditional CRM

Consulting services revenue included in the Traditional CRM Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed Services revenue included in the Traditional CRM Service Line consists of marketing application hosting, email fulfillment and remote application support. Revenue related to hosting services, generally a fixed monthly fee, is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to the email fulfillment services is recognized as the services are provided to the client. For example, the monthly email fulfillment fee is based on the number of emails distributed for the client. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

In accordance with EITF 00-21 “Revenue Arrangements with Multiple Elements”, arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, revenue is deferred until all elements have been delivered to the client. If PCS is the only remaining activity without established fair value, the revenue is recognized ratably over the service period. Each of our Service Lines may have arrangements that could be reviewed in accordance with EITF 00-21.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements of EITF 99-19 and the net revenue is recognized as Product or Managed services revenue. An equivalent amount of reimbursable expenses is included in Cost of revenue.

Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as Unearned revenue until revenue recognition criteria are met.

If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on December 31, 2006. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 30, 2006.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “plans”, “intends”, “projects”, “future”, “should”, “could”, “seeks”, “target”, “may”, “will continue to”, “predicts”, “forecasts”, “potential”, “guidance”, “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, the following:

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

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of and revenue from client engagements;

•	Risks associated with our reliance on a large primary product partner within our CIPCC Service Line, including our reliance on that partner’s product positioning, pricing, and discounting strategies.

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings;

•

Challenges in attracting, training, motivating and retaining highly skilled management, strategic, technical, product development and other professional employees in a competitive information technology labor market;

•	Continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information technology services industry;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Protection of our technology, proprietary information and other intellectual property rights from challenges by third parties;

•	Risks associated with compliance with international, Federal and state privacy laws and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to the information technology or information technology service industries, including those relating to data privacy;

•

Risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	General economic, business and market conditions;

•

Changes by the Financial Accounting Standards Board (“FASB”) or the Securities and Exchange Commission (“SEC”) of authoritative accounting principles generally accepted in the United States of America or policies or changes in the application or interpretation of those rules or regulations;

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

The risks included here are not exhaustive. Refer to “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006 for further discussion regarding our exposure to these and other risks.

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

eLoyalty is focused on growing and developing its business through two primary Service Lines: Behavioral Analytics™ and CIPCC Solutions. Through these Service Lines and through our Traditional CRM business, the Company generates three types of revenue: (1) Consulting services revenue is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue is recurring, annuity revenue that is secured through long-term (generally one to five year) contracts; and (3) Product revenue is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Service Lines and the types of revenue generated from each.

	Consulting Services Revenue	Managed Services Revenue	Product Revenue
Behavioral Analytics™ Service Line	Assessments and follow-on consulting	Subscription revenue and amortized deployment revenue	None
CIPCC Service Line	Implementation and follow-on consulting	Contact Center monitoring and support	Hardware and software resale, primarily products from Cisco Systems
Traditional CRM	Consulting and systems integration engagements	Marketing application hosting, email fulfillment, and remote application support	None

In recent years, eLoyalty has invested heavily to develop the following differentiated capabilities in our primary Service Lines:

Behavioral Analytics™

eLoyalty pioneered this solution, which applies human behavioral modeling to analyze and improve customer interactions. Using its Behavioral Analytics™ solution, eLoyalty can help clients:

•	Automatically measure customer satisfaction and agent performance on every call;

•	Identify and understand customer personality;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications; and

•	Improve cross-sell and up-sell success rates.

eLoyalty has designed a scalable application platform to enable the Company to rapidly implement Behavioral Analytics™ solutions for its clients. The Behavioral Analytics™ solution is delivered as a subscription service, primarily in a remote-hosted model.

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

The following table and the sections below further describe the various types of revenue we derive from the services we provide to our clients:

	For the First Quarter Ended
	2007		2006
	Dollars in Millions	Percentage of Revenue	Dollars in Millions	Percentage of Revenue
Revenue:
Consulting services	$13.4	48%	$11.7	60%
Managed services	8.8	32%	5.2	26%

Services revenue	22.2	80%	16.9	86%
Product	4.4	16%	1.9	10%

Net revenue	26.6	96%	18.8	96%
Reimbursed expenses	1.3	4%	0.8	4%

Total revenue	$27.9	100%	$19.6	100%

Consulting services, Managed services and the resale of Product are frequently sold and delivered together. It is not uncommon for a Consulting services engagement surrounding the design and implementation of customer service or marketing solutions to lead to the sale of both Product and Managed services, including a long-term maintenance and support or hosting relationship. These services and products are packaged and marketed through common business development and management account teams. Our Consulting services and Managed services delivery teams often work together and leverage common tools and methodologies to deliver this spectrum of solutions to our clients.

Consulting Services

In addition to the Consulting services revenue generated by our Behavioral Analytics™ and CIPCC engagements, we derive a substantial portion of our revenue from a broad range of CRM consulting work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analytics™ and CIPCC Service Lines. Our Consulting services are billed on a time and materials basis or on a fixed-fee basis and generally include a combination of the following:

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

Managed Services

Growth in Managed services revenue is primarily driven by Behavioral Analytics™ and CIPCC engagements. These Managed services consist of the following:

•

Behavioral Analytics™ Managed Services include the deployment and ongoing operation of our proprietary Behavioral Analytics™ solution. Based on each client’s business requirements, the applications are configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in some cases, on-premise hosted environment. The service is provided on a subscription basis and the contract duration generally is three to five years. The fees and costs related to the initial deployment are deferred and amortized over the life of the contract.

•

Contact Center Managed Services include monitoring and support related to complex IP and traditional contact center voice architectures. These services include routine maintenance and technology upgrades, the resolution of highly complex issues that involve multiple technology components and vendors. Our support and monitoring services reduce the cost and impact of contact center downtime and anticipate problems before they occur.

In addition, we also generate Managed services revenue from two other sources. Marketing Managed Services revenue is generated from the accounts we obtained through the acquisition of the assets of Interelate, Inc. in 2004. The services provided to these accounts include hosted customer and campaign data management and mass email fulfillment. We also continue to provide remote call center application support and maintenance services to a small number of long-term clients. These two sources of Managed services revenue are likely to diminish over time as we focus on growth through the Behavioral Analytics™ and CIPCC Service Lines.

Product

We also generate revenue from the resale of Product, which consists of software and hardware primarily sold through our CIPCC Service Line. The vast majority of this revenue relates to reselling products from Cisco Systems, Inc.

Business Outlook

In fiscal year 2007, we anticipate solid growth in Services revenue as a result of moderate improvement expected in Consulting services revenue and strong growth in our Managed services revenue. This anticipated growth is due to our continued focus on our primary Service Lines, CIPCC and Behavioral AnalyticsTM, and the shifting of selling and delivery resources toward those areas. We expect growth in Managed services revenue as a result of higher CIPCC support and maintenance revenue and substantially higher Behavioral AnalyticsTM deployment and subscription revenue. The increase in Consulting services revenue should result from strong growth in Consulting revenue from our CIPCC and Behavioral AnalyticsTM Service Lines. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services, are likely to experience a slight decline in 2007. We expect to significantly increase our Managed services backlog in 2007 as a result of the growth in our Service Lines. See “Managed Services Backlog” below.

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

Near-Term Liquidity

Our near-term capital resources consist of our current cash balances together with anticipated future cash flows. Our balance of cash and cash equivalents was $30.4 million as of March 31, 2007 and $31.6 million as of December 30, 2006. The Company has financing in place with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through the first quarter of 2007 (the “Facility”). In addition, our restricted cash of $0.3 million at March 31, 2007 is available to support letters of credit issued under the Facility for operational commitments, and to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. We anticipate that our current unrestricted cash resources, together with other expected internally generated funds, should be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $64.2 million as of March 31, 2007 and $60.7 million as of December 30, 2006. Of the March 31, 2007 backlog, approximately 56% is related to our Behavioral AnalyticsTM offering, 35% is related to our CIPCC offerings and the remaining balance is from other Managed services. eLoyalty uses the term backlog with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on its currently contracted terms and, when applicable, currently anticipated levels of usage and performance. Actual usage and performance might be greater or less than anticipated. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause, but early termination by a customer usually requires a substantial early termination payment. Managed services contracts range from one to five years in duration.

First Quarter 2007 Compared with First Quarter 2006

Net Revenue

	For the First Quarter Ended
	2007		2006
	Dollars in Millions	Percentage of Revenue	Dollars in Millions	Percentage of Revenue
Revenue:
Consulting services	$13.4	50%	$11.7	62%
Managed services	8.8	33%	5.2	28%

Services revenue	22.2	83%	16.9	90%
Product	4.4	17%	1.9	10%

Net revenue	$26.6	100%	$18.8	100%

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 41% to $26.6 million in the first quarter of 2007, up $7.8 million from $18.8 million in the first quarter of 2006.

Revenue from Consulting services increased 15% to $13.4 million in the first quarter of 2007, up from $11.7 million in the first quarter of 2006. Consulting services represented 50% of net revenue for the first quarter of 2007 and 62% of net revenue for the first quarter of 2006. The increase in Consulting services revenue is primarily due to continued growth, approximately 71%, of our CIPCC Service Line. Spending by our Consulting services clients fluctuates between periods primarily due to the short-term nature of these agreements, which may result in gaps in client spending due to timing differences between the completion of existing projects and the start of new projects.

Revenue from Managed services increased $3.6 million, or 69%, to $8.8 million in the first quarter of 2007 from $5.2 million in the first quarter of 2006. Managed services represented 33% of net revenue for the first quarter of 2007 and 28% of net revenue for the first quarter of 2006. The increase in Managed services revenue resulted from the transition of several Behavioral Analytics™ projects to the subscription phase of their respective arrangements and the continued growth in our CIPCC Service Line.

Revenue from the sale of Product increased $2.5 million, or 132%, to $4.4 million in the first quarter of 2007 from $1.9 million in the first quarter of 2006. Revenue from the sale of Product represented 17% of net revenue for the first quarter of 2007 and 10% of net revenue for the first quarter of 2006. This increase is primarily driven by the growth in our CIPCC Service Line. There are significant variances in size among individual engagements within this Service Line and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

Utilization of billable consulting personnel was 82% for the first quarter of 2007, compared to 67% for the first quarter of 2006. Utilization is defined as billed time as a percentage of total available time. The average bill rate decreased to $147 for the first quarter of 2007 compared to $161 for the first quarter of 2006. This decrease is primarily due to the favorable impact of a one time minimum purchase payment in the first quarter of 2006. The billing rate for Consulting services within our Traditional CRM Service Line decreased due to increased volume with a client who has lower contracted rates. The impact of this rate decline was partially offset by favorable billing rates for Consulting services within our CIPCC Service Line.

Our revenue concentration has increased as our top 5 customers accounted for 50% and 44% of total revenue in the first quarter of 2007 and 2006, respectively. The top 10 customers accounted for 62% and 63% of total revenue for the first quarter of 2007 and 2006, respectively. In addition, the top 20 customers accounted for 79% of total revenue for the first quarter of 2007 and 78% of total revenue for the first quarter of 2006. One customer accounted for 10% or more of total revenue in the first quarter of 2007. United HealthCare Services, Inc. accounted for 29% of total revenue for the first quarter of 2007 and 13% of total revenue for the first quarter of 2006, respectively. Higher concentration of revenue with a single customer or a limited group of customers can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of services

Beginning in the first quarter of 2007, eLoyalty has classified certain expenses, which have been previously reported within Cost of services, as Selling, general, and administrative expense. We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and competitive advantage with our Behavioral Analytics™ Service Line. The changes will be reflected prospectively as the Company cannot accurately and reliably estimate prior periods under the new approach. The three changes are:

•

Solution Development/Support: Costs associated with our Behavioral Analytics™ solution development teams and other Managed services administrative and support personnel will be classified as Selling, general and administrative expense. When these resources are working specifically on client revenue generating activities, their direct costs will be classified as Cost of services.

•

Account Management: Costs associated with our vertical industry teams, made up of industry experts, account partners and project managers, will be classified as Selling, general and administrative expense. When these resources are working specifically on client revenue generating activities, their direct costs will be classified as Cost of services.

•	Delivery Executive/Support: Costs associated with overall delivery executive management and administrative support personnel will be classified as Selling, general and administrative expense.

The impact of these changes in the first quarter of 2007 was to decrease Cost of services and, correspondingly, increase Selling, general, and administrative expense by $4.7 million, non-cash compensation was $1.6 million of this amount. In the discussion below and in comparisons to prior periods in future filings, the impact of these changes in classification is further described.

Cost of services is primarily comprised of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general and administrative personnel working on direct, revenue generation activities and third-party pass through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in the first quarter of 2007 was $14.7 million compared to $14.2 million in the first quarter of 2006. The cost increase is primarily due to higher non-cash compensation expenses which include bonuses paid with stock awards, higher internal and external resource levels to support the increased level of revenue and higher third-party support costs driven by growth in our CIPCC related Managed services revenue. These increases were largely offset by the reclassification of $4.7 million of non-revenue generating costs related to account management, solution development/support, and delivery executive/support as discussed above.

Cost of product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our CIPCC Service Line. Primary factors affecting Cost of product are Product revenue level, our ability to qualify for rebates from our largest Product vendor, and the vendor–specific mix of the products we resell within a period. The amount of the rebates will vary with the level of Cisco Product revenue, as the rebates are calculated as a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when any contingency associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we purchased the product because of our historical performance of meeting all required criteria and our ability to reasonably estimate the value of these rebates.

Cost of product in the first quarter of 2007 was $3.5 million, or 80% of Product revenue compared to $1.2 million, or 60% of Product revenue in the first quarter of 2006. The cost increase was primarily due to the higher level of Product revenue in the first quarter of 2007. The percentage increase was primarily due to the mix of vendor-specific products sold in the first quarter of 2006 and the change in the treatment of rebates as described above.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, account management, solution development/support, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

As noted above, prior to 2007, all costs related to account management and solution development/support and delivery executive/support personnel were included in Cost of services.

Selling, general and administrative expenses increased $6.4 million, or 107%, to $12.4 million in the first quarter of 2007 from $6.0 million in the first quarter of 2006. Of this increase, $4.7 million is attributable to the change in classification of the non-revenue generating costs associated with account management, solution development/support and delivery executive/support personnel. The remainder is primarily the result of increased non-cash compensation costs including bonuses paid with stock awards.

Severance and Related Costs

In 2006, in response to the then current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and will be realized in fiscal year 2007. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 should be paid pursuant to contractual lease terms through September 2007. Substantially all severance and related costs associated with cost reduction activities were paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.

Severance and related costs decreased $0.4 million, to $0.0 million in the first quarter of 2007 compared to $0.4 million in the first quarter of 2006. In the first quarter of 2006, severance and related costs of $0.4 million primarily reflected $0.4 million of employee severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 60%, to $0.8 million in the first quarter of 2007 compared to $0.5 million in the first quarter of 2006. The increase in depreciation and amortization is primarily related to continued investment in our Behavioral AnalyticsTM Service Line.

Operating Loss

Primarily as a result of the previously-described business conditions, we experienced an operating loss of approximately $4.9 million for the first quarter of 2007, compared to an operating loss of approximately $3.5 million for the first quarter of 2006.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.2 million, to $0.3 million in the first quarter of 2007 compared to $0.1 million in the first quarter of 2006. The $0.2 million increase was primarily related to higher cash balances and higher yields on our investments.

Income Tax Benefit (Provision)

Income tax benefit (provision) was approximately $0 in the first quarter of 2007 and 2006. As of March 31, 2007, total deferred tax assets of $45.5 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $4.9 million in the first quarter of 2007 as compared with a net loss available to common stockholders of $3.8 million in the first quarter of 2006. We reported a net loss of $0.61 per share on a basic and diluted basis in the first quarter of 2007 compared to a net loss of $0.58 per share on a basic and diluted basis in the first quarter of 2006.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. As of March 31, 2007, our principal current capital resources consist of our cash and cash equivalent balances of approximately $30.4 million and restricted cash of approximately $0.3 million. Our cash and cash equivalents position decreased $1.2 million, or 4%, to $30.4 million as of March 31, 2007 compared to $31.6 million as of December 30, 2006. The decrease is primarily due to the acquisition of treasury stock, capital expenditures and dividend payments partially offset by positive working capital management. Restricted cash remained constant at $0.3 million as of March 31, 2007 and December 30, 2006, respectively.

Cash Flows from Operating Activities

Cash flows from operating activities were a source of cash of $1.9 million during the first three months of 2007 and a use of cash of $1.3 million during the first three months of 2006. Net cash flows of $1.9 million in 2007 arose primarily from prepayments by our clients related to our Managed services contracts offset by payment of deferred Managed services costs (including Behavioral AnalyticsTM deployment costs and third-party maintenance contracts) and an increase in accounts receivable. Net cash outflows of $1.3 million in 2006 arose primarily from operating losses and annual corporate insurance payments partially offset by prepayments by our clients related to our Managed services contracts. DSO of 53 days at March 31, 2007 represented an increase of 4 days compared to 49 days at December 30, 2006. We do not expect any significant collection issues with our clients. At March 31, 2007, there remained $0.2 million of unpaid severance and related costs. See Note 5 “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used approximately $1.0 million and $0.5 million of cash during the first three months of 2007 and 2006, respectively, primarily for capital expenditures. The level of capital expenditures for fiscal year 2007 is highly dependent upon the number of new contracts we enter into for hosted Behavioral AnalyticsTM. We currently expect our capital expenditures to be less than $15.0 million for fiscal year 2007.

Cash Flows from Financing Activities

The Company used approximately $2.1 million and $0.6 million of cash during the first three months of 2007 and 2006, respectively, for financing activities. Net cash outflows of $2.1 million during the first three months of 2007 were primarily attributable to $1.4 million of cash used for the acquisition of treasury stock and $0.7 million of cash dividend payments, paid in January on the Series B stock. The treasury stock acquired reflects shares that were obtained in meeting employee tax obligations associated with the vesting of shares granted in previously approved stock awards. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled.

Net cash outflows of $0.6 million during the first three months of 2006 were primarily attributable to cash dividends of $0.7 million, paid in January on the Series B stock.

In addition, a semi-annual dividend payment of approximately $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity

Our near-term capital resources consist of our current cash balances together with anticipated future cash flows. Our balance of cash and cash equivalents was $30.4 million as of March 31, 2007 and $31.6 million as of December 30, 2006. In addition, our restricted cash of $0.3 million at March 31, 2007 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments.

Bank Facility

The Company maintains the Facility with the Bank. The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through the first quarter of 2007. The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by approximately $0.3 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, approximately $1.7 million remains available under the Facility at March 31, 2007. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first three months of 2007 and 2006, respectively.

Accounts Receivable Customer Concentration

At March 31, 2007, one customer, United HealthCare Services, Inc., accounted for 25% of total net accounts receivable. Of this amount, we collected 41% from United HealthCare Services, Inc. through May 4, 2007. Of the total March 31, 2007 gross accounts receivable, we collected approximately 41% as of May 4, 2007. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Summary

We anticipate that our current unrestricted cash resources, together with other expected internally generated funds, will be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. If, however, our operating activities or net cash needs for the next twelve months were to differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there is no assurance that we would have access to additional external capital resources on acceptable terms.

Contractual Obligations

As of March 31, 2007, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
(In millions)
Letters of credit	$0.1	$0.1	$—	$—	$—
Operating leases	$2.8	$1.1	$1.6	$0.1	$—
Severance and related costs	$0.3	$0.3	$—	$—	$—
Purchase obligations	$7.3	$7.3	$—	$—	$—

Total	$10.5	$8.8	$1.6	$0.1	$—

Letters of Credit

Letters of credit reflect standby letters of credit issued as collateral for operational leases.

Operating Leases

Operating leases reflect leases entered into by the Company for technology and office equipment as well as office space.

Severance and Related Costs

Severance and related costs reflect payments the Company intends to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2007 and prior years. The amounts listed have not been reduced by minimum sublease rentals of $0.1 million due in fiscal year 2007, under non-cancelable subleases.

Purchase Obligations

Purchase obligations reflect the costs of goods or services eLoyalty had procured prior to March 31, 2007, but for which eLoyalty had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 157 may have on our financial position or results of operations.

In June 2006, the FASB ratified a consensus opinion reached by EITF on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective December 31, 2006. The Company presents these taxes on a net basis. The adoption of EITF Issue 06-3 did not have a material effect on our financial position or results of operations.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the quarter ended March 31, 2007 and April 1, 2006, 6% and 15%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. As a result of our exposure to foreign currencies, future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-Q, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Management’s Report on Internal Control over Financial Reporting

eLoyalty’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company conducted its evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-Q.

Grant Thornton LLP, an independent registered public accounting firm, audited the Consolidated Financial Statements included in the Form 10-K for the year ended December 30, 2006 and, as part of their audit, issued reports, on (1) our management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting. Refer to “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 30, 2006.

(c) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Part II.  Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchase of shares of its common stock in the first quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 31, 2006 – January 30, 2007
Common stock	114	$18.64
January 31, 2007 – February 28, 2007
Common stock	67,265	$20.59
March 1, 2007 – March 31, 2007
Common stock	86	$20.10

Total
Common stock	67,465	$20.58

Item 6.	Exhibits

10.21	Form of Indemnification Agreement, entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag and the other eLoyalty non-employee directors (filed as Exhibit 10.15 to the S-1).

31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 10, 2007.

eLOYALTY CORPORATION

By	/s/ STEVEN C. POLLEMA
Steven C. Pollema
Vice President, Operations
and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)