Form 10-Q
period 2007-06-30
ELOYALTY CORP
filed 2007-08-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 0-27975

eLoyalty Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4304577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Field Drive

Suite 250

Lake Forest, Illinois 60045

(Address of Registrant's Principal Executive Offices) (Zip Code)

(847) 582-7000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of August 1, 2007 was 9,716,269.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2007	December 30, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$30,187	$31,645
Restricted cash	297	283
Receivables, (net of allowances of $93 and $93)	14,226	12,816
Prepaid expenses	8,587	5,352
Other current assets	1,508	2,125

Total current assets	54,805	52,221
Equipment and leasehold improvements, net	5,477	4,793
Goodwill	2,643	2,643
Intangibles, net	820	1,034
Other long-term assets	4,371	3,877

Total assets	$68,116	$64,568

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$6,298	$4,247
Accrued compensation and related costs	4,229	3,479
Unearned revenue	12,668	7,435
Other current liabilities	3,729	4,420

Total current liabilities	26,924	19,581
Long-term unearned revenue	6,984	5,411
Other long-term liabilities	73	60

Total liabilities	33,981	25,052

Commitments and contingencies	—	—

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 4,054,557 and 4,098,369 shares issued and outstanding with a liquidation preference of $21,402 and $21,633 at June 30, 2007 and December 30, 2006, respectively	20,678	20,902

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 9,518,449 and 9,078,794 shares issued at June 30, 2007 and December 30, 2006; and 9,414,650 and 9,078,794 outstanding at June 30, 2007 and December 30, 2006, respectively	95	91
Additional paid-in capital	167,851	162,059
Accumulated deficit	(148,294)	(139,810)
Treasury stock, at cost, 103,799 shares	(2,307)	—
Accumulated other comprehensive loss	(3,888)	(3,726)

Total stockholders’ equity	13,457	18,614

Total liabilities and stockholders’ equity	$68,116	$64,568

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue:
Services	$23,301	$15,623	$45,478	$32,502
Product	1,356	3,877	5,763	5,837

Revenue before reimbursed expenses (net revenue)	24,657	19,500	51,241	38,339
Reimbursed expenses	1,313	1,050	2,651	1,838

Total revenue	25,970	20,550	53,892	40,177

Operating Expenses:
Cost of services	15,224	14,384	29,961	28,632
Cost of product	918	3,534	4,432	4,716

Cost of revenue before reimbursed expenses	16,142	17,918	34,393	33,348
Reimbursed expenses	1,313	1,050	2,651	1,838

Total cost of revenue, exclusive of depreciation and amortization shown below:	17,455	18,968	37,044	35,186
Selling, general and administrative	12,089	6,322	24,527	12,355
Severance and related costs	—	(42)	—	345
Depreciation and amortization	948	543	1,721	1,077

Total operating expenses	30,492	25,791	63,292	48,963

Operating loss	(4,522)	(5,241)	(9,400)	(8,786)
Interest and other income (expense), net	591	109	918	259

Loss before income taxes	(3,931)	(5,132)	(8,482)	(8,527)
Income tax provision	(6)	(9)	(2)	(51)

Net loss	(3,937)	(5,141)	(8,484)	(8,578)
Dividends related to Series B preferred stock	(363)	(366)	(729)	(732)

Net loss available to common stockholders	$(4,300)	$(5,507)	$(9,213)	$(9,310)

Basic net loss per common share	$(0.52)	$(0.82)	$(1.13)	$(1.40)

Diluted net loss per common share	$(0.52)	$(0.82)	$(1.13)	$(1.40)

Shares used to calculate basic net loss per share	8,203	6,695	8,119	6,646

Shares used to calculate diluted net loss per share	8,203	6,695	8,119	6,646

Non-cash compensation, primarily restricted stock, included in individual line items above:
Cost of services	$260	$356	$556	$613
Selling, general and administrative	2,195	501	5,506	950

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	June 30, 2007	July 1, 2006
Cash Flows from Operating Activities:
Net loss	$(8,484)	$(8,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,721	1,077
Non-cash compensation	6,062	1,563
Provision for uncollectible amounts	152	—
Changes in assets and liabilities:
Receivables	(1,492)	(230)
Prepaid expenses	(3,720)	(4,233)
Accounts payable	2,049	998
Accrued compensation and related costs	722	(384)
Unearned revenue	6,765	8,308
Other liabilities	(693)	362
Other assets	635	(319)

Net cash provided by (used in) operating activities	3,717	(1,436)

Cash Flows from Investing Activities:
Capital expenditures and other	(2,191)	(1,246)

Net cash used in investing activities	(2,191)	(1,246)

Cash Flows from Financing Activities:
Acquisition of treasury stock	(2,307)	—
Payment of Series B dividends	(737)	(732)
Proceeds from exercise of stock options	214	38
Other	10	246

Net cash used in financing activities	(2,820)	(448)

Effect of exchange rate changes on cash and cash equivalents	(164)	393

Decrease in cash and cash equivalents	(1,458)	(2,737)
Cash and cash equivalents, beginning of period	31,645	17,851

Cash and cash equivalents, end of period	$30,187	$15,114

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$1,155	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we”, “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 30, 2007, the condensed consolidated results of our operations for the three months and six months ended June 30, 2007 and July 1, 2006 and our condensed consolidated cash flows for the six months ended June 30, 2007 and July 1, 2006, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Note 2—Summary of Significant Accounting Policies

Reclassifications and Revisions

Beginning in the first quarter of 2007, eLoyalty classified certain expenses, which had been previously reported within Cost of services as Selling, general, and administrative expense. The three changes are:

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

We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately and reliably estimate prior periods under the new approach.

As a result of these changes in the second quarter of 2007, Cost of services decreased and Selling, general, and administrative expense increased by $4.8 million, including $1.0 million of non-cash compensation. The impact of these changes in the first six months of 2007, was Cost of services decreased and Selling, general, and administrative expense increased by $9.5 million, including $2.6 million of non-cash compensation.

Note 3—Revenue Recognition

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment and subscription fees. The planning and deployment fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of June 30, 2007 and December 30, 2006, eLoyalty had deferred revenue totaling $5.7 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. eLoyalty had deferred costs totaling $3.5 million as of June 30, 2007 and $3.7 million as of December 30, 2006.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as, number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and are recognized as the service is performed for the client.

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

Managed services revenue included in the CIPCC Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis would be recognized as the services are performed for the client.

For fixed price Managed services contracts where eLoyalty provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the CIPCC Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is then recognized ratably over the remaining period of the PCS. Revenue of $2.5 million and $2.1 million has been deferred as of June 30, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining term of the PCS period if the VSOE for the PCS is not established.

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

Managed services revenue included in the Traditional CRM Service Line consists of marketing application hosting, email fulfillment and remote application support. Revenue related to hosting services, generally a fixed monthly fee, is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to the email fulfillment services is recognized as the services are provided to the client. For example, the monthly email fulfillment fee is based on the number of emails distributed for the client. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over the contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

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

Note 4—Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty's Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of eLoyalty common stock for issuance. As of June 30, 2007, there were a total of 199,143 shares available for future grants under the 1999 Plan, 2000 Plan and from treasury stock.

Stock compensation expense was $2.5 million and $0.9 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $6.1 million and $1.6 million for the six months ended June 30, 2007 and July 1, 2006, respectively. eLoyalty recognized stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment” in 2006. eLoyalty recognizes stock compensation expense on a straight-line basis over the vesting period. The

Company has established its forfeiture rate based on historical experience. eLoyalty did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $1.6 million and $3.1 million for the three months and six months ended June 30, 2007, respectively.

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

Restricted and installment stock award activity was as follows for the six months ended June 30, 2007:

	Shares	Weighted Average Price
Nonvested balance at December 30, 2006	1,263,107	$9.69
Granted	330,518	$22.12
Vested	(324,036)	$12.40
Forfeited	(6,500)	$4.90

Nonvested balance at June 30, 2007	1,263,089	$12.28

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Total fair value of restricted and installment stock awards vested	$2.9	$1.7	$7.2	$3.4

As of June 30, 2007, there remains $14.8 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 3.5 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted generally with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally became exercisable over a period of four years. The vesting can occur after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award can vest in equal monthly or quarterly increments over the vesting period. For the three months ended June 30, 2007 and July 1, 2006, the Company recognized compensation expense related to option awards of $0.2 million and $0, respectively. For the six months ended June 30, 2007 and July 1, 2006, the Company recognized compensation expense related to option awards of $0.4 million and $0.1 million, respectively.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 5,000 shares of eLoyalty common stock that vests ratably over a period of 48 months. The day after the annual stockholders’ meeting, each non-employee director is granted a non-qualified stock option to purchase 5,000 shares of eLoyalty common stock that vests ratably over a period of 12 months. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date and are exercisable for up to 10 years.

During the second quarter of 2007, a total of 25,000 options were granted to non-employee directors. On May 17,

2007, the newly appointed non-employee director was granted a non-qualified stock option to purchase 5,000 options of eLoyalty common stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $23.35, the closing price of a share of eLoyalty common stock on May 17, 2007. On May 18, 2007, a total of 20,000 options were granted to non-employee directors with each of the four non-employee directors receiving 5,000 options, vesting ratably over 12 months, with a maximum term of 10 years. The exercise price per share was $23.38, the closing price of a share of eLoyalty common stock on May 18, 2007.

During the first quarter of 2007, a total of 200,000 options, vesting in 16 equal quarterly installments were granted to four of the Company’s executive officers, with a maximum term of 10 years. The exercise price per share was $21.95, the closing price of a share of eLoyalty common stock on February 20, 2007.

Option activity was as follows for the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 30, 2006	513,869	$24.75	5.4
Granted	225,000	$22.11		$11.78
Exercised	(11,341)	$18.89
Forfeited	(13,114)	$81.19

Outstanding as of June 30, 2007	714,414	$22.98	6.4

Exercisable as of June 30, 2007	505,789	$23.71

Outstanding intrinsic value at June 30, 2007 (in millions)	$4.6

Exercisable intrinsic value at June 30, 2007 (in millions)	$4.4

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Total fair value of stock options vested	$0.2	$—	$0.4	$0.1
Intrinsic value of stock options exercised	$—	$—	$—	$0.1
Proceeds received from option exercises	$0.2	$—	$0.2	$—

As of June 30, 2007, there remains $2.3 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

The fair value for options granted during the six months ended June 30, 2007 and July 1, 2006, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2007	July 1, 2006
Risk-free interest rates	4.7% – 4.9%	5.0%
Expected dividend yield	—	—
Expected volatility	55% – 57%	78%
Expected lives	5 years	5 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

eLoyalty implemented a Salary Replacement Program in November 2006. Under the program, executives and Vice Presidents exchange a percentage of their salary for grants of shares of the Company’s common stock. The salary reduction percentages range from 10% to 25% dependent on salary levels of impacted executives and Vice Presidents. The program began December 1, 2006 and has been authorized by the Board of Directors through December 31, 2007. During 2007, subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate to cash salary reductions. The Salary Replacement Program permits grants of shares of the Company’s common stock up to an aggregate of 140,000 shares.

The Salary Replacement Program share activity was as follows for the six months ended June 30, 2007:

Shares available as of December 30, 2006	121,913
Issued	(42,704)

Shares available as of June 30, 2007	79,209

Employee Stock Purchase Plan

eLoyalty’s Board of Directors and stockholders approved the proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. eLoyalty reinstated the Plan in the third quarter of 2007.

Note 5—Severance and Related Costs

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

In the second quarter of 2007, the Company did not record any severance and related costs compared to a nominal amount of income in the second quarter of 2006. For the first six months of 2007, the Company did not record any severance and related costs compared to $0.3 million for the first six months of 2006. The $0.3 million of expense recorded in the first six months of 2006 is primarily related to $0.4 million of employee severance and related costs for the elimination of one position in our North American segment, offset by a favorable adjustment of $0.1 million primarily related to previously estimated severance and facility cost accruals.

During the first six months of 2007, eLoyalty made cash payments of $0.2 million related to cost reduction actions initiated in 2006 and earlier periods. Substantially all severance and other charges were paid out by the first quarter of 2007 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, are to be paid pursuant to contractual lease terms through September 2007.

The severance and related costs and their utilization for the first six months of 2007 are as follows:

(In millions)	Facilities	Total
Balance, December 30, 2006	$0.3	$0.3
Payments	(0.2)	(0.2)

Balance, June 30, 2007	$0.1	$0.1

As of June 30, 2007, $0.1 million remains reserved in “Other current liabilities” and relates to facility lease payments, net of estimated sublease recoveries, and is expected to be paid over the next three months.

Note 6—Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryover, which is offset with a reduction to the valuation allowance with no net change to retained earnings. The Company has unrecognized tax benefits of $12.8 million as of December 30, 2006. Due to the Company's worldwide net operating loss carryover position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized.

The amount of unrecognized tax benefits did not materially change as of June 30, 2007. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company's worldwide net operating loss carryover position, accrued interest and penalties associated with uncertain tax positions as of December 30, 2006 are not material. The liability for the payment of interest and penalties did not materially change as of June 30, 2007. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

The Company is not currently under audit by the Internal Revenue Service (“IRS”). The statutes of limitation for the Company's income tax returns after 2001 remain open for examination by the IRS. In addition, the net operating loss carryforwards can be examined for a period of three years after filing the tax return for the year the loss is used. The Company has not been contacted by the IRS for examination for any of these years.

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

Note 7—Other Long-Term Assets

Long-term prepaid assets were $4.4 million and $3.9 million as of June 30, 2007 and December 30, 2006, respectively. These assets include deferred costs associated with deployment of our Behavioral AnalyticsTM solution and payments related to third-party support contracts. These costs are recognized ratably over the term of the associated contracts.

Note 8—Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net loss	$(3.9)	$(5.1)	$(8.5)	$(8.6)
Other comprehensive loss:
Effect of currency translation	(0.2)	0.2	(0.2)	0.4

Comprehensive net loss	$(4.1)	$(4.9)	$(8.7)	$(8.2)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.9 million and $3.7 million at June 30, 2007 and December 30, 2006, respectively.

Note 9—Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net loss	$(3.9)	$(5.1)	$(8.5)	$(8.6)
Series B preferred stock dividends	(0.4)	(0.4)	(0.7)	(0.7)

Net loss available to common stockholders	$(4.3)	$(5.5)	$(9.2)	$(9.3)

Per common share
Basic loss before Series B preferred stock dividends	$(0.48)	$(0.77)	$(1.04)	$(1.29)

Basic net loss	$(0.52)	$(0.82)	$(1.13)	$(1.40)

Weighted average common shares outstanding (in thousands)	8,203	6,695	8,119	6,646

Currently anti-dilutive common stock equivalents(1) (in thousands)	4,961	5,130	4,913	4,991

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note 10—Segment Information

eLoyalty engages in business activities in one operating segment, which provides Consulting services, Managed services, and Product on both a fixed-price and a time and materials basis. eLoyalty’s services are delivered to clients in North America (U.S. and Canada), Europe and Australia. eLoyalty’s long-lived assets are located in North America and Europe and consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Net revenue for eLoyalty’s international operations (Europe and Australia) was $0.7 million and $0.8 million, in the second quarter of 2007 and 2006, respectively, and $1.3 million and $2.3 million for the first six months of 2007 and 2006, respectively.

Note 11—Recent Accounting Pronouncements

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

In June 2006, the FASB ratified a consensus opinion reached by EITF on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, and that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective December 31, 2006. The Company presents these taxes on a net basis. The adoption of EITF Issue 06-3 did not have a material effect on our financial position or results of operations.

Note 12—Litigation and Other Contingencies

eLoyalty, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against eLoyalty that, in the opinion of management, if adversely decided, would have a material effect on eLoyalty's financial position, results of operations or cash flows.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2007.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment and subscription fees. The planning and deployment fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of June 30, 2007 and December 30, 2006, eLoyalty had deferred revenue totaling $5.7 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. eLoyalty had deferred costs totaling $3.5 million as of June 30, 2007 and $3.7 million as of December 30, 2006.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as, number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and are recognized as the service is performed for the client.

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

Managed services revenue included in the CIPCC Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis would be recognized as the services are performed for the client.

For fixed price Managed services contracts where eLoyalty provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements of Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements of EITF 99-19, Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements of EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is then recognized ratably over the remaining period of the PCS. Revenue of $2.5 million and $2.1 million has been deferred as of June 30, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining term of the PCS period if the VSOE for the PCS is not established.

Traditional CRM

Consulting services revenue included in the Traditional Customer Relationship Management (“CRM”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Traditional CRM Service Line consists of marketing application hosting, email fulfillment and remote application support. Revenue related to hosting services is generally a fixed monthly fee, and recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to the email fulfillment services is recognized as the services are provided to the client. For example, the monthly email fulfillment fee is based on the number of emails distributed for the client. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

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

If eLoyalty’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated.

eLoyalty maintains allowances for doubtful accounts for estimated losses resulting from the inability of eLoyalty’s customers to make required payments and customers indicating their intention to dispute their obligation to pay for contractual services provided by us. Additional allowances may be required if the financial condition of our customers deteriorates.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” beginning January 1, 2006, using the modified prospective method. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Historical information is the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on December 31, 2006. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, the following:

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

•

Risks associated with our reliance on Cisco Systems, Inc., a large primary product partner within our CIPCC Service Line, including our reliance on their product positioning, pricing, and discounting strategies;

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

•

Acts of war or terrorism, including, but not limited to, actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

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

eLoyalty is focused on growing and developing its business through two primary Service Lines: Behavioral Analytics™ and CIPCC. Through these Service Lines and through our Traditional CRM business, the Company generates three types of revenue: (1) Consulting services revenue is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue is recurring, annuity revenue that is secured through long-term (generally one to five year) contracts; and (3) Product revenue is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Service Lines and the types of revenue generated from each.

	Consulting Services Revenue	Managed Services Revenue	Product Revenue
Behavioral Analytics™ Service Line	Assessments and follow-on consulting	Subscription revenue and amortized deployment revenue	None
CIPCC Service Line	Implementation and follow- on consulting	Contact Center monitoring and support	Hardware and software resale, primarily products from Cisco Systems
Traditional CRM	Consulting and systems integration engagements	Marketing application hosting, email fulfillment, and remote application support	None

In recent years, eLoyalty has invested heavily to develop the following differentiated capabilities in our primary Service Lines:

Behavioral Analytics™ Service Line

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

eLoyalty has designed a scalable application platform to enable the Company to implement and operate Behavioral Analytics™ solutions for its clients. The Behavioral Analytics™ solution is delivered as a subscription service, primarily in a remote-hosted model.

CIPCC Service Line

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

The following table and the sections below further describe the various types of revenue we derive from the services we provide to our clients:

	For the Three Months Ended
Dollars in Millions	Q2 2007	Q1 2007	Q4 2006	Q3 2006
Revenue:
Consulting services	$13.6	$13.4	$11.8	$11.1
Managed services	9.7	8.8	8.2	8.3

Services revenue	23.3	22.2	20.0	19.4
Product	1.3	4.4	2.6	5.2

Net revenue	24.6	26.6	22.6	24.6
Reimbursed expenses	1.4	1.3	1.1	1.3

Total revenue	$26.0	$27.9	$23.7	$25.9

	For the Three Months Ended
	Q2 2007	Q1 2007	Q4 2006	Q3 2006
Percentage of Revenue
Consulting services	53%	48%	50%	43%
Managed services	37%	32%	35%	32%

Services revenue	90%	80%	85%	75%
Product	5%	16%	11%	20%

Net revenue	95%	96%	96%	95%
Reimbursed expenses	5%	4%	4%	5%

Total revenue	100%	100%	100%	100%

Consulting services, Managed services and the resale of Product are frequently sold and delivered together. Many Consulting services engagements for the design and implementation of customer service or marketing solutions lead to the sale of both Product and Managed services, including a long-term maintenance and support or hosting relationship. These services and products are packaged and marketed through common business development and management account teams. Our Consulting services and Managed services delivery teams often work together and leverage common tools and methodologies to deliver this spectrum of solutions to our clients.

Consulting Services

In addition to the Consulting services revenue generated by our Behavioral Analytics™ and CIPCC engagements, we derive a substantial portion of our revenue from a broad range of CRM consulting work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analytics™ and CIPCC Service Lines. Our Consulting services are billed on a time and materials basis or on a fixed-fee basis and generally include a combination of the following:

•

Evaluating our clients' efficiency and effectiveness in handling customer interactions. We observe, measure, and analyze the critical aspects of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction and actions taken to resolve any customer issues.

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

Business Outlook

We continue to be encouraged by the strength of our new business pipeline, and the improvement in our revenue mix that are being driven by our primary Service Lines, Behavioral AnalyticsTM and CIPCC Service Lines.

In fiscal year 2007, we anticipate solid growth in Services revenue as a result of moderate improvement expected in Consulting services revenue and strong growth in our Managed services revenue. This anticipated growth is due to our continued focus on CIPCC and Behavioral AnalyticsTM and the shifting of selling and delivery resources toward those areas. We expect growth in Managed services revenue as a result of higher CIPCC support and maintenance revenue and substantially higher Behavioral AnalyticsTM deployment and subscription revenue. The increase in Consulting services revenue should result from strong growth in Consulting revenue from our CIPCC and Behavioral AnalyticsTM Service Lines and slight improvement in our Traditional CRM consulting business. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services, are likely to experience a slight decline in 2007.

Product revenue is likely to increase in 2007 as it is driven by the growth within our CIPCC Service Line. Product revenue levels, however, may fluctuate significantly in each fiscal quarter because eLoyalty is not always selected as the product supplier for the engagement.

Gross margins should improve in fiscal year 2007 as we begin to recognize the subscription and deferred deployment revenue associated with an increasing number of Behavioral AnalyticsTM clients. We will continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral AnalyticsTM solution. These investments will continue to put pressure on our profitability and cash resources in 2007, but we feel they are required to continue to build our Managed services backlog and to build and maintain a competitive advantage.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $62.5 million as of June 30, 2007 and $60.7 million as of December 30, 2006. Of the June 30, 2007 backlog, 54% is related to our Behavioral AnalyticsTM offering, 35% is related to our CIPCC offerings and the remaining balance is from other Managed services. eLoyalty uses the term backlog with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on its currently contracted terms and, when applicable, currently anticipated levels of usage and performance. Actual usage and performance might be greater or less than anticipated. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause, but early termination by a customer usually requires a substantial early termination payment or forfeiture of prepaid contract amounts. Managed services contracts range from one to five years in duration.

Second Quarter 2007 Compared with Second Quarter 2006

Net Revenue

	For the Second Quarter Ended
	June 30, 2007		July 1, 2006
	Dollars in Millions	Percentage of Revenue	Dollars in Millions	Percentage of Revenue
Revenue:
Consulting services	$13.6	55%	$9.7	50%
Managed services	9.7	40%	5.9	30%

Services revenue	23.3	95%	15.6	80%
Product	1.3	5%	3.9	20%

Net revenue	$24.6	100%	$19.5	100%

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased to $24.6 million in the second quarter of 2007, an increase of $5.1 million, or 26%, from $19.5 million in the second quarter of 2006.

Revenue from Consulting services was $13.6 million in the second quarter of 2007 from $9.7 million in the second quarter of 2006, an increase of $3.9 million, or 40%. Consulting services represented 55% of net revenue for the second quarter of 2007 and 50% of net revenue for the second quarter of 2006. The increase in Consulting services revenue is primarily due to 78% growth of our CIPCC Service Line. Spending by our Consulting services clients may fluctuate between periods due to the short-term nature of these agreements.

Revenue from Managed services was $9.7 million in the second quarter of 2007, an increase of $3.8 million, or 64%, from $5.9 million in the second quarter of 2006. Managed services represented 40% of net revenue for the second quarter of 2007 and 30% of net revenue for the second quarter of 2006. This increase resulted from the transition of several Behavioral Analytics™ projects to the subscription phase of their respective arrangements and the continued growth in our CIPCC Service Line.

Revenue from the sale of Product decreased $2.6 million, or 67%, to $1.3 million in the second quarter of 2007 from $3.9 million in the second quarter of 2006. Revenue from the sale of Product represented 5% of net revenue for the second quarter of 2007 and 20% of net revenue for the second quarter of 2006. There are significant variances in size among individual engagements within this Service Line, and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

Utilization of billable consulting personnel was 79% for the second quarter of 2007, compared to 74% for the second quarter of 2006. Utilization is defined as billed time as a percentage of total available time. The average bill rate increased to $152 for the second quarter of 2007 compared to $146 for the second quarter of 2006. This increase is primarily due to the favorable impact of our mix of services shifting from our Traditional CRM Service Line to our CIPCC Service Line. The average billing rate for our CIPCC Service Line is higher than the average billing rates within our Traditional CRM Service Line

Our overall revenue concentration has decreased as our top five customers accounted for 43% of total revenue in the second quarter of 2007, compared with 51% in the second quarter of 2006. The top 10 customers accounted for 59% of total revenue in the second quarter of 2007, compared to 71% for the second quarter of 2006. The top 20 customers accounted for 77% of total revenue for the second quarter of 2007 and 87% of total revenue for the second quarter of 2006. United HealthCare Services, Inc. accounted for 21% of total revenue for the second quarter of 2007 and 13% of total revenue for the second quarter of 2006. Higher concentration of revenue with a single customer or a limited group of customers creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Beginning in the first quarter of 2007, eLoyalty classified certain expenses, which had been previously reported within Cost of services as Selling, general, and administrative expense. The three changes are:

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

We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business and are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately and reliably estimate prior periods under the new approach.

As a result of these changes in the second quarter of 2007, Cost of services decreased and Selling, general, and administrative expense increased by $4.8 million, including $1.0 million of non-cash compensation. The impact of these changes in classification are further described in the discussion below and in comparisons to prior periods in future filings.

Cost of services now primarily consists of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general and administrative personnel working on direct, revenue generation activities and third-party pass through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in the second quarter of 2007 was $15.2 million, or 65% of Services revenue, compared to $14.4 million, or 92% of Services revenue, in the second quarter of 2006. The cost increase is primarily due to higher internal and external resource levels to support the increased level of revenue, higher non-cash compensation expenses, additional hiring costs related to moving to this increased resource level and higher third-party support costs driven by growth in our CIPCC related Managed services revenue. These increases were largely offset by the reclassification of $4.8 million of non-revenue generating costs related to account management, solution development/support, and delivery executive/support as discussed above. The percentage point decrease of 27% is primarily due to the cost reclassification, 21%, increased utilization of our consulting services resources, 3% and higher billing rates, 2%.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our CIPCC Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor–specific mix of the products we resell within a period and our ability to qualify for rebates from our largest Product vendor.

The amount of the rebates should vary with the level of Cisco Product revenue, as the rebates comprise a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when contingencies associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we sold the product because we historically met all required criteria and our ability to reasonably estimate the value of these rebates.

Cost of product in the second quarter of 2007 was $0.9 million, or 64% of Product revenue, compared to $3.5 million, or 90% of Product revenue, in the second quarter of 2006, primarily due to the lower level of Product revenue in the second quarter of 2007. The percentage decreased was primarily the result of the mix of vendor-specific products sold in the second quarter of 2007 and the change in our treatment of rebates.

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

Selling, general and administrative expenses increased $5.8 million, or 92%, to $12.1 million in the second quarter of 2007 from $6.3 million in the second quarter of 2006. Of this increase, $4.8 million is attributable to the change in classification of the non-revenue generating costs associated with account management, solution development/support and delivery executive/support personnel and the remainder is primarily the result of increased non-cash compensation costs.

Severance and Related Costs

In 2006, in response to the then current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and will be realized in fiscal year 2007. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through September 2007. Substantially all severance and related costs associated with cost reduction activities were paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.

Severance and related costs was $0 in the second quarter of 2007 and 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million, or 80%, to $0.9 million in the second quarter of 2007 compared to $0.5 million in the second quarter of 2006. The increase in depreciation and amortization is primarily related to continued investment in our Behavioral AnalyticsTM Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $4.5 million for the second quarter of 2007, compared to an operating loss of $5.2 million for the second quarter of 2006.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.5 million to $0.6 million in the second quarter of 2007, compared to $0.1 million in the second quarter of 2006. This increase was primarily related to higher cash balances and higher yields on our investments and the impact of favorable exchange rates on an intercompany settlement.

Income Tax Provision

Income tax provision was $0 in the second quarter of 2007 and 2006. As of June 30, 2007, total deferred tax assets of $46.2 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $4.3 million in the second quarter of 2007 as compared with a net loss available to common stockholders of $5.5 million in the second quarter of 2006. We reported a net loss of $0.52 per share on a basic and diluted basis in the second quarter of 2007, compared to a net loss of $0.82 per share on a basic and diluted basis in the second quarter of 2006.

First Six Months of 2007 Compared with First Six Months of 2006

Net Revenue

	For the Six Months Ended
	June 30, 2007		July 1, 2006
	Dollars in Millions	Percentage of Revenue	Dollars in Millions	Percentage of Revenue
Revenue:
Consulting services	$27.0	53%	$21.4	56%
Managed services	18.5	36%	11.1	29%

Services revenue	45.5	89%	32.5	85%
Product	5.7	11%	5.8	15%

Net revenue	$51.2	100%	$38.3	100%

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased to $51.2 million in the first six months of 2007, an increase of $12.9 million, or 34%, from $38.3 million in the first six months of 2006.

Revenue from Consulting services was $27.0 million in the first six months of 2007, from $21.4 million in the first six months of 2006, an increase of $5.6 million, or 26%. Consulting services represented 53% of net revenue for the first six months of 2007 and 56% of net revenue for the first six months of 2006. The increase in Consulting services revenue is primarily due to 75% growth of our CIPCC Service Line. Spending by our Consulting services clients may fluctuate between periods due to the short-term nature of these agreements.

Revenue from Managed services was $18.5 million in the first six months of 2007, an increase of $7.4 million, or 67% from $11.1 million in the first six months of 2006. Managed services represented 36% of net revenue for the first six months of 2007 and 29% of net revenue for the first six months of 2006. The increase in revenue from Managed services resulted from the transition of several Behavioral Analytics™ projects to the subscription phase of their respective arrangements and the continued growth in our CIPCC Service Line.

Revenue from the sale of Product decreased $0.1 million, or 2%, to $5.7 million in the first six months of 2007 from $5.8 million in the first six months of 2006. Revenue from the sale of Product represented 11% of net revenue for the first six months of 2007 and 15% of net revenue for the first six months of 2006. There are significant variances in size among individual engagements within this Service Line, and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

Utilization of billable consulting personnel was 80% for the first six months of 2007, compared to 71% for the first six months of 2006. Utilization is defined as billed time as a percentage of total available time. The average bill rate increased to $150 for the first six months of 2007 compared to $149 for the first six months of 2006. This increase is primarily due to the favorable impact of our mix of services shifting from our Traditional CRM Service Line to our CIPCC Service Line. The average billing rate for our CIPCC Service Line is higher than the average billing rates within our Traditional CRM Service Line.

Our overall revenue concentration remained constant for the first six months of 2007 and 2006, as our top five customers accounted for 43% of total revenue. The top 10 customers accounted for 57% of total revenue in the first six months of 2007, compared to 67% in the first six months of 2006. The top 20 customers accounted for 76% of total revenue in the first six months of 2007 and 81% of total revenue in the first six months of 2006. United HealthCare Services, Inc. accounted for 25% of total revenue for the first six months of 2007 and 13% of total revenue for the first six months of 2006. Higher concentration of revenue with a single customer or a limited group of customers creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Beginning in the first quarter of 2007, eLoyalty classified certain expenses, which had been previously reported within Cost of services as Selling, general, and administrative expense. The three changes are:

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

We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately and reliably estimate prior periods under the new approach.

As a result of these changes in the first six months of 2007, Cost of services decreased and Selling, general, and administrative expense increased by $9.5 million, including $2.6 million of non-cash compensation. The impact of these changes in classification are further described in the discussion below and in comparisons to prior periods in future filings.

Cost of services now primarily consists of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general and administrative personnel working on direct, revenue generation activities and third-party pass through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in the first six months of 2007 was $30.0 million, or 66% of Services revenue, compared to $28.6 million, or 88% of Services revenue, in the first six months of 2006. The cost increase is primarily due to higher internal and external resource levels to support the increased level of revenue, higher non-cash compensation expenses which include bonuses paid with stock awards, and higher third-party support costs driven by growth in our CIPCC related Managed services revenue. These increases were largely offset by the reclassification of $9.5 million of non-revenue generating costs related to account management, solution development/support, and delivery executive/support as discussed above. The percentage point decrease of 22% is primarily due to the cost reclassification, 21%, and increased utilization of our consulting services resources, 6% partially offset by increased non-cash compensation costs including bonuses paid with stock awards, 6%.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our CIPCC Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor–specific mix of the products we resell within a period and our ability to qualify for rebates from our largest Product vendor.

The amount of the rebates should vary with the level of Cisco Product revenue, as the rebates comprise a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when contingencies associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we sold the product because we historically met all required criteria and our ability to reasonably estimate the value of these rebates.

Cost of product in the first six months of 2007 was $4.4 million, or 77% of Product revenue compared to $4.7 million, or 81% of Product revenue in the first six months of 2006. The cost and percentage decreases were primarily due to the mix of vendor specific products sold in the first six months of 2007 and the change in our treatment of rebates.

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

Selling, general and administrative expenses increased $12.1 million, or 98%, to $24.5 million in the first six months of 2007 from $12.4 million in the first six months of 2006. Of this increase, $9.5 million is attributable to the change in classification of the non-revenue generating costs associated with account management, solution development/support and delivery executive/support personnel and the remainder is primarily the result of increased non-cash compensation costs including bonuses paid with stock awards.

Severance and Related Costs

In 2006, in response to the then current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and will be realized in fiscal year 2007. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 will be paid pursuant to contractual lease terms through September 2007. Substantially all severance and related costs associated with cost reduction activities were paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.

Severance and related costs decreased $0.3 million, to $0.0 million in the first six months of 2007 compared to $0.3 million in the first six months of 2006. In the first six months of 2006, severance and related costs of $0.3 million primarily reflected $0.4 million of employee severance and related costs for the elimination of one position, partially offset by favorable adjustments primarily related to previously estimated severance and facility cost accruals.

Depreciation and Amortization

Depreciation and amortization expense increased $0.6 million, or 55%, to $1.7 million in the first six months of 2007 compared to $1.1 million in the first six months of 2006. The increase in depreciation and amortization is primarily related to continued investment in our Behavioral AnalyticsTM Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $9.4 million for the first six months of 2007, compared to an operating loss of $8.8 million for the first six months of 2006.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.6 million, to $0.9 million in the first six months of 2007 compared to $0.3 million in the first six months of 2006. The $0.6 million increase was primarily related to higher cash balances and higher yields on our investments and the impact of favorable exchange rates on an intercompany settlement.

Income Tax Provision

Income tax provision was $0.0 million in the first six months of 2007, compared to $0.1 million in the first six months of 2006. As of June 30, 2007, total deferred tax assets of $46.2 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $9.2 million in the first six months of 2007 as compared with a net loss available to common stockholders of $9.3 million in the first six months of 2006, respectively. We reported a net loss of $1.13 per share on a basic and diluted basis in the first six months of 2007, compared to a net loss of $1.40 per share on a basic and diluted basis in the first six months of 2006.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. As of June 30, 2007, our principal current capital resources consist of our cash and cash equivalent balances of $30.2 million and restricted cash of $0.3 million. Our cash and cash equivalents position decreased $1.4 million, or 4%, to $30.2 million as of June 30, 2007 compared to $31.6 million as of December 30, 2006. The decrease is primarily due to the acquisition of treasury stock, capital expenditures and dividend payments partially offset by positive working capital management. Restricted cash remained constant at $0.3 million as of June 30, 2007 and December 30, 2006, respectively.

Cash Flows from Operating Activities

Cash flows from operating activities were a source of cash of $3.7 million during the first six months of 2007 and a use of cash of $1.4 million during the first six months of 2006. Net cash flows of $3.7 million in 2007 arose primarily from prepayments by our clients related to our Managed services contracts offset by payment of deferred Managed services costs (including Behavioral AnalyticsTM deployment costs and third-party maintenance contracts) and an increase in accounts receivable. Net cash outflows of $1.4 million in 2006 arose primarily from operating losses, payment of deferred Managed services costs (including Behavioral AnalyticsTM deployment costs and third-party maintenance contracts), annual corporate insurance payments and incentive compensation largely offset by prepayments by our clients related to our Managed services contracts. DSO of 49 days at June 30, 2007 remained the same compared to December 30, 2006. We do not expect any significant collection issues with our clients. At June 30, 2007, there remained $0.1 million of unpaid severance and related costs. See Note 5 “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $2.2 million and $1.2 million of cash during the first six months of 2007 and 2006, respectively, primarily for capital expenditures. The level of capital expenditures for fiscal year 2007 is highly dependent upon the number of new contracts we enter into for hosted Behavioral AnalyticsTM. We currently expect our capital expenditures to be less than $10.0 million for fiscal year 2007.

Cash Flows from Financing Activities

The Company used $2.8 million and $0.4 million of cash during the first six months of 2007 and 2006, respectively, for financing activities. Net cash outflows of $2.8 million during the first six months of 2007 were primarily attributable to $2.3 million of cash used for the acquisition of treasury stock, $0.7 million of cash dividend payments, paid in January on the Series B stock, partially offset by proceeds of $0.2 million from the exercise of stock options. The treasury stock acquired reflects shares that were obtained in meeting employee tax obligations associated with the vesting of shares granted in previously approved stock awards. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled.

Net cash outflows of $0.4 million during the first six months of 2006 were primarily attributable to cash dividends of $0.7 million, paid in January on the Series B stock, partially offset by the decrease in restricted cash.

In addition, a semi-annual dividend payment of $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity

Our near-term capital resources consist of our current cash balances together with anticipated future cash flows. Our balance of cash and cash equivalents was $30.2 million as of June 30, 2007 and $31.6 million as of December 30, 2006. In addition, our restricted cash of $0.3 million at June 30, 2007 is available to support letters of credit issued under our LaSalle credit facility (as described below) for operational commitments, and to accommodate a LaSalle Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments.

Bank Facility

The Company has financing in place with LaSalle Bank National Association (the “Bank”). The maximum principal amount of the secured line of credit under the agreement remained at $2.0 million through the second quarter of 2007 (the “Facility”). The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $0.3 million related to letters of credit issued under the Facility for operational commitments and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, $1.7 million remains available under the Facility at June 30, 2007. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first six months of 2007 and 2006, respectively.

Accounts Receivable Customer Concentration

At June 30, 2007, one customer, United HealthCare Services, Inc., accounted for 21% of total net accounts receivable. Of this amount, we collected 37% from United HealthCare Services, Inc. through August 6, 2007. Of the total June 30, 2007 gross accounts receivable, we collected 50% as of August 6, 2007. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Summary

We anticipate that our current unrestricted cash resources, together with other expected internally generated funds, will be sufficient to satisfy our working capital and capital expenditure needs for the next twelve months. If, however, our operating activities or net cash needs for the next twelve months differs materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, potential for suspension or cancellation of a large project, there is no assurance that we would have access to additional external capital resources on acceptable terms.

Contractual Obligations

As of June 30, 2007, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
(In millions)
Letters of credit	$0.1	$0.1	$—	$—	$—
Leases	$3.8	$1.3	$1.5	$0.5	$0.5
Severance and related costs	$0.1	$0.1	$—	$—	$—
Purchase obligations	$7.6	$7.6	$—	$—	$—

Total	$11.6	$9.1	$1.5	$0.5	$0.5

Letters of Credit

Reflects standby letters of credit issued as collateral for leases.

Leases

Reflects leases entered into by the Company for technology and office equipment as well as office space.

Severance and Related Costs

Severance and related costs reflect payments the Company intends to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2007 and prior years.

Purchase Obligations

Purchase obligations reflect the costs of goods or services eLoyalty had procured prior to June 30, 2007, but for which eLoyalty had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.

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

In June 2006, the FASB ratified a consensus opinion reached by EITF on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective December 31, 2006. The Company presents these taxes on a net basis. The adoption of EITF Issue 06-3 did not have a material effect on our financial position or results of operations.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the quarter ended June 30, 2007 and July 1, 2006, 6% and 12%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable rate interest on our revolving line of credit, and our cash and cash equivalents and restricted cash. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows. This interest rate risk will not have a material impact on our financial position or results of operations.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-Q, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchase of shares of its common stock in the second quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations. The Company has not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2007 – April 30, 2007
Common stock	87	$19.01
May 1, 2007 – May 31, 2007
Common stock	36,361	$25.27

Total
Common stock	36,448	$25.25

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 17, 2007. Represented at the Annual Meeting, either in person or by proxy, were 11,598,855 voting shares, consisting of common stock and Series B stock. This represented more than a majority of the shares of eLoyalty common and Series B stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.

The following actions were taken at the Annual Meeting:

1.	Messrs. Feinberg and Staley, the nominees for election as Class II Directors at the Annual Meeting, were elected to serve as members of eLoyalty’s Board of Directors for a three year term expiring in 2010. The vote for Mr. Feinberg was: 11,246,381 shares voted in favor of election, and 352,474 votes withheld. The vote for Mr. Staley was: 11,567,764 shares voted in favor of election and 31,091 votes withheld. The terms of office of the following directors continued after the meeting: Messrs. Conway and Murray (whose terms expire at the 2008 Annual Meeting) and Messrs. Coxe and Kohler (whose terms expire at the 2009 Annual Meeting).

2.	Stockholders ratified the reinstatement of the 1999 Employee Stock Purchase Plan and the amendment to increase the number of shares available for issuance under the Plan to 500,000. The vote for the reinstatement and amendment was: 8,255,439 shares voted in favor, 48,304 voted against it, and 894 shares abstained from voting.

3.	Stockholders ratified the appointment of Grant Thornton LLP as eLoyalty’s independent public accountants for its current fiscal year ending December 29, 2007. The vote was: 11,594,900 shares voted in favor of the ratification of such appointment; 2,871 voted against it, and 1,084 shares abstained from voting.

Item 6.	Exhibits

* 31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 9, 2007.

eLOYALTY CORPORATION

By	/s/ STEVEN C. POLLEMA
Steven C. Pollema
Vice President, Operations and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)