Form 10-Q
period 2007-09-29
ELOYALTY CORP
filed 2007-11-08
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

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

(847) 582-7000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of November 1, 2007 was 9,818,643.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 29, 2007	December 30, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$24,496	$31,645
Restricted cash	1,283	283
Receivables, (net of allowances of $93 and $93)	13,259	12,816
Prepaid expenses	7,757	5,352
Other current assets	1,648	2,125

Total current assets	48,443	52,221
Equipment and leasehold improvements, net	6,297	4,793
Goodwill	2,643	2,643
Intangibles, net	804	1,034
Other long-term assets	4,295	3,877

Total assets	$62,482	$64,568

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$4,782	$4,247
Accrued compensation and related costs	4,614	3,479
Unearned revenue	11,199	7,435
Other current liabilities	3,089	4,420

Total current liabilities	23,684	19,581
Long-term unearned revenue	6,795	5,411
Other long-term liabilities	442	60

Total liabilities	30,921	25,052

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,752,591 and 4,098,369 shares issued and outstanding with a liquidation preference of $19,473 and $21,633 at September 29, 2007 and December 30, 2006, respectively	19,138	20,902

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 9,927,352 and 9,078,794 shares issued at September 29, 2007 and December 30, 2006; and 9,818,643 and 9,078,794 outstanding at September 29, 2007 and December 30, 2006, respectively	100	91
Additional paid-in capital	170,558	162,059
Accumulated deficit	(152,640)	(139,810)
Treasury stock, at cost, 108,709 shares at September 29, 2007	(2,163)	—
Accumulated other comprehensive loss	(3,432)	(3,726)

Total stockholders’ equity	12,423	18,614

Total liabilities and stockholders’ equity	$62,482	$64,568

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Revenue:
Services	$22,461	$19,485	$67,939	$51,987
Product	2,909	5,165	8,672	11,002

Revenue before reimbursed expenses (net revenue)	25,370	24,650	76,611	62,989
Reimbursed expenses	1,243	1,266	3,894	3,104

Total revenue	26,613	25,916	80,505	66,093

Operating Expenses:
Cost of services	14,945	14,232	44,906	42,864
Cost of product	2,169	3,208	6,601	7,924

Cost of revenue before reimbursed expenses	17,114	17,440	51,507	50,788
Reimbursed expenses	1,243	1,266	3,894	3,104

Total cost of revenue, exclusive of depreciation and amortization shown below:	18,357	18,706	55,401	53,892
Selling, general and administrative	11,959	6,406	36,486	18,761
Severance and related costs	5	385	5	730
Depreciation and amortization	913	641	2,634	1,718

Total operating expenses	31,234	26,138	94,526	75,101

Operating loss	(4,621)	(222)	(14,021)	(9,008)
Interest and other income (expense), net	281	224	1,199	483

(Loss) income before income taxes	(4,340)	2	(12,822)	(8,525)
Income tax provision	(6)	(6)	(8)	(57)

Net loss	(4,346)	(4)	(12,830)	(8,582)
Dividends related to Series B preferred stock	(341)	(366)	(1,070)	(1,098)

Net loss available to common stockholders	$(4,687)	$(370)	$(13,900)	$(9,680)

Basic net loss per common share	$(0.55)	$(0.05)	$(1.68)	$(1.45)

Diluted net loss per common share	$(0.55)	$(0.05)	$(1.68)	$(1.45)

Shares used to calculate basic net loss per share	8,578	6,792	8,272	6,694

Shares used to calculate diluted net loss per share	8,578	6,792	8,272	6,694

Non-cash compensation, primarily restricted stock, included in individual line items above:
Cost of services	$187	$438	$743	$1,051
Selling, general and administrative	2,066	611	7,572	1,561

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006
Cash Flows from Operating Activities:
Net loss	$(12,830)	$(8,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,634	1,718
Non-cash compensation	8,315	2,612
Provision for uncollectible amounts	152	—
Changes in assets and liabilities:
Receivables	(473)	(2,356)
Prepaid expenses	(2,802)	(5,648)
Other assets	922	(2,062)
Accounts payable	527	1,892
Accrued compensation and related costs	1,078	(656)
Unearned revenue	5,051	7,360
Other liabilities	(1,117)	1,135

Net cash provided by (used in) operating activities	1,457	(4,587)

Cash Flows from Investing Activities:
Sale of short-term investments	—	4,000
Capital expenditures and other	(3,384)	(3,071)

Net cash (used in) provided by investing activities	(3,384)	929

Cash Flows from Financing Activities:
Acquisition of treasury stock	(3,069)	—
Payment of Series B dividends	(1,465)	(1,464)
Proceeds from stock compensation and employee stock purchase plans	379	38
(Increase) decrease in restricted cash	(1,000)	221
Other	24	—

Net cash used in financing activities	(5,131)	(1,205)

Effect of exchange rate changes on cash and cash equivalents	(91)	260

Decrease in cash and cash equivalents	(7,149)	(4,603)
Cash and cash equivalents, beginning of period	31,645	17,851

Cash and cash equivalents, end of period	$24,496	$13,248

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$528	$—
Capital equipment purchased on credit	528	—
Change in net unrealized security gain	387	—

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$1,155	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this financial information.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we”, “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 29, 2007 and December 30, 2006, the condensed consolidated results of our operations for the three months and nine months ended September 29, 2007 and September 30, 2006 and our condensed consolidated cash flows for the nine months ended September 29, 2007 and September 30, 2006, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Note 2 — Summary of Significant Accounting Policies

Reclassifications and Revisions

Beginning in the first quarter of 2007, eLoyalty classified certain expenses, which had been previously reported within Cost of services, as Selling, general and administrative expense. The three changes are:

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

We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately estimate prior periods under the new approach.

As a result of these changes, the third quarter of 2007 Cost of services decreased and Selling, general and administrative expense increased by $4.7 million, including $1.1 million of non-cash compensation. The impact of these changes in the first nine months of 2007 was Cost of services decreased and Selling, general and administrative expense increased by $14.1 million, including $3.7 million of non-cash compensation.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of September 29, 2007 and December 30, 2006, eLoyalty had deferred revenue totaling $5.0 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. eLoyalty had deferred costs totaling $3.1 million as of September 29, 2007 and $3.7 million as of December 30, 2006.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and are recognized as the service is performed for the client.

Integrated Contact Solutions Service Line

In the third quarter of 2007, the “Converged Internet Protocol Contact Center” or CIPCC Service Line was renamed the “Integrated Contact Solutions” Service Line. Consulting services revenue included in the Integrated Contact Solutions Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis would be recognized as the services are performed for the client.

For fixed price Managed services contracts where eLoyalty provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements for gross reporting under EITF 99-19, Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is then recognized ratably over the remaining service period. Revenue of $1.6 million and $2.1 million has been deferred as of September 29, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM

Consulting services revenue included in eLoyalty’s traditional Customer Relationship Management (“CRM”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

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

In accordance with EITF 00-21 “Revenue Arrangements with Multiple Elements,” arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, revenue is deferred until all elements have been delivered to the client. If PCS or other similar services are the only remaining activity without established fair value, the revenue is recognized ratably over the service period. Each of our Service Lines may have arrangements that could be reviewed in accordance with EITF 00-21.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting under EITF 99-19 and the net revenue is recognized as Product or Managed services revenue. An equivalent amount of reimbursable expenses is included in Cost of revenue.

Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as Unearned revenue until revenue recognition criteria are met.

Note 4 — Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of eLoyalty and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of eLoyalty’s Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of eLoyalty common stock for issuance. As of September 29, 2007, there were a total of 123,171 shares available for future grants under the 1999 Plan, 2000 Plan and from treasury stock.

Stock compensation expense was $2.3 million and $1.0 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $8.3 million and $2.6 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. eLoyalty recognized stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment” in 2007 and 2006. eLoyalty recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. eLoyalty did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0.6 million and $3.7 million for the three months and nine months ended September 29, 2007, respectively.

Restricted Stock

Restricted stock awards are shares of eLoyalty common stock granted to an individual. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future shares of eLoyalty common stock in specified amounts on specified vesting dates, subject to the individual remaining an eLoyalty employee on the specified vesting dates.

Restricted and installment stock award activity was as follows for the nine months ended September 29, 2007:

	Shares	Weighted Average Price

Nonvested balance at December 30, 2006	1,263,107	$9.69
Granted	400,518	$20.47
Vested	(438,725)	$11.79
Forfeited	(6,500)	$4.90

Nonvested balance at September 29, 2007	1,218,400	$12.51

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Total fair value of restricted and installment stock awards vested	$1.7	$2.2	$8.9	$5.6

As of September 29, 2007, there remains $14.3 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 3.4 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the date of grant and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award can vest in equal monthly or quarterly increments over the vesting period. For the three months ended September 29, 2007 and September 30, 2006, the Company recognized compensation expense related to option awards of $245 thousand and $45 thousand, respectively. For the nine months ended September 29, 2007 and September 30, 2006, the Company recognized compensation expense related to option awards of $693 thousand and $125 thousand, respectively.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 5,000 shares of eLoyalty common stock that vests ratably over a period of 48 months. The day after the annual stockholders’ meeting, each non-employee director is granted an additional non-qualified stock option to purchase 5,000 shares of eLoyalty common stock that vests ratably over a period of 12 months. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of eLoyalty common stock on the grant date and are exercisable for up to 10 years.

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

Option activity was as follows for the nine months ended September 29, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 30, 2006	513,869	$24.75	5.4
Granted	225,000	$22.11		$11.78
Exercised	(11,341)	$18.89
Forfeited	(13,350)	$80.70

Outstanding as of September 29, 2007	714,178	$22.97	6.1

Exercisable as of September 29, 2007	521,783	$23.64

Outstanding intrinsic value at September 29, 2007 (in millions)	$2.1

Exercisable intrinsic value at September 29, 2007 (in millions)	$2.0

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Total fair value of stock options vested	$0.2	$—	$0.6	$0.1
Intrinsic value of stock options exercised	$—	$—	$—	$0.1
Proceeds received from option exercises	$—	$—	$0.2	$—

As of September 29, 2007, there remains $2.1 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The fair value for options granted during the nine months ended September 29, 2007 and September 30, 2006, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

	For the Nine Months Ended	For the Nine Months Ended
	September 29, 2007	September 30, 2006
Risk-free interest rates	4.7% - 4.9%	5.0%
Expected dividend yield	—	—
Expected volatility	55% - 57%	78%
Expected lives	5 years	5 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

eLoyalty implemented a Salary Replacement Program in November 2006. Under the initial program, executives and Vice Presidents exchange a percentage of their salary for grants of shares of the Company’s common stock. The program began December 1, 2006 and had been authorized by the Board of Directors through December 31, 2007. On October 12, 2007, the program was approved for modification and extension with a new effective period until December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who are based in North America. The salary reduction percentages range from 10% to 30% dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals and Director levels. The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. Subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate to cash salary reductions. Under the Salary Replacement Program a total of 34,138 shares were issued during the third quarter of 2007, and 76,842 shares were issued for the first nine months of 2007.

Employee Stock Purchase Plan

During the second quarter of 2007, eLoyalty’s Board of Directors and stockholders approved the proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. eLoyalty reinstated the Plan in the third quarter of 2007. The Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of eLoyalty common stock at below-market prices. Under this Plan, the first purchase period opened July 1, 2007 and ended on September 28, 2007, the last business day of the calendar quarter, and a total of 14,446 shares were issued during the third quarter of 2007. We recorded $49 thousand of expense for this program in the third quarter of 2007.

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

In response to the business environment, shifting skill and geographic requirements, a number of cost reduction activities were undertaken in fiscal year 2006, principally consisting of personnel reductions. These actions were designed to shape the workforce to meet eLoyalty’s expected business requirements.

During the first nine months of 2007, eLoyalty made cash payments of $0.3 million related to cost reduction actions initiated in 2006 and earlier periods. Substantially all severance and other charges were paid out by the first quarter of 2007 pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001 were paid pursuant to contractual lease terms ended September 2007.

The severance and related costs and their utilization for the first nine months of 2007 are as follows:

(In millions)	Facilities	Total
Balance, December 30, 2006	$0.3	$0.3
Payments	(0.3)	(0.3)

Balance, September 29, 2007	$—	$—

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

The amount of unrecognized tax benefits did not materially change as of September 29, 2007. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s worldwide net operating loss carryover position, accrued interest and penalties associated with uncertain tax positions as of December 30, 2006 are not material. The liability for the payment of interest and penalties did not materially change as of September 29, 2007. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

Note 7 — Other Long-Term Assets

Long-term prepaid assets were $4.3 million and $3.9 million as of September 29, 2007 and December 30, 2006, respectively. These assets include deferred costs associated with deployment of our Behavioral AnalyticsTM solution and payments related to third-party support contracts. These costs are recognized ratably over the term of the associated contracts.

Note 8 — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net loss	$(4.3)	$—	$(12.8)	$(8.6)
Other comprehensive loss:
Unrealized gain on marketable securities	0.4	—	0.4	—
Effect of currency translation	0.1	(0.1)	(0.1)	0.3

Comprehensive net loss	$(3.8)	$(0.1)	$(12.5)	$(8.3)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments and unrealized gains on marketable securities, was $3.4 million and $3.7 million at September 29, 2007 and December 30, 2006, respectively. The unrealized gain relates to stock of a former non-public company. We had been carrying the asset at a zero basis because of the uncertainty of the value of our ownership interest due to the lack of market for this stock. This company went public in 2007 and the stock is now publicly traded allowing us to establish a fair value for this asset.

Note 9 — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net loss	$(4.4)	$—	$(12.8)	$(8.6)
Series B preferred stock dividends	(0.3)	(0.4)	(1.1)	(1.1)

Net loss available to common stockholders	$(4.7)	$(0.4)	$(13.9)	$(9.7)

Per common share
Basic loss before Series B preferred stock dividends	$(0.51)	$(0.00)	$(1.55)	$(1.28)

Basic net loss	$(0.55)	$(0.05)	$(1.68)	$(1.45)

Weighted average common shares outstanding (in thousands)	8,578	6,792	8,272	6,694

Currently anti-dilutive common stock equivalents(1) (in thousands)	4,111	4,792	4,646	4,925

(1)

In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note 10 — Segment Information

eLoyalty engages in business activities in one operating segment, which provides Consulting services, Managed services, and Product on both a fixed-price and a time and materials basis. eLoyalty’s services are delivered to clients in North America (U.S. and Canada), Europe and Australia. eLoyalty’s long-lived assets are located in North America and Europe and consist of equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Net revenue for eLoyalty’s international operations (Europe and Australia) was $0.7 million and $1.1 million, in the third quarter of 2007 and 2006, respectively, and $1.9 million and $3.4 million for the first nine months of 2007 and 2006, respectively.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 29, 2007.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of September 29, 2007 and December 30, 2006, eLoyalty had deferred revenue totaling $5.0 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. eLoyalty had deferred costs totaling $3.1 million as of September 29, 2007 and $3.7 million as of December 30, 2006.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as the number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and are recognized as the service is performed for the client.

Integrated Contact Solutions Service Line

In the third quarter of 2007, the “Converged Internet Protocol Contact Center” or CIPCC Service Line was renamed the “Integrated Contact Solutions” Service Line. Consulting services revenue included in the Integrated Contact Solutions Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis would be recognized as the services are performed for the client.

For fixed price Managed services contracts where eLoyalty provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements for gross reporting under EITF 99-19, Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by eLoyalty, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is then recognized ratably over the remaining service period. Revenue of $1.6 million and $2.1 million has been deferred as of September 29, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM

Consulting services revenue included in eLoyalty’s traditional Customer Relationship Management (“CRM”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, eLoyalty recognizes revenue based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the traditional CRM Service Line consists of marketing application hosting, email fulfillment and remote application support. Revenue related to hosting services is generally a fixed monthly fee and is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to the email fulfillment services is recognized as the services are provided to the client. For example, the monthly email fulfillment fee is based on the number of emails distributed for the client. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

In accordance with EITF 00-21 “Revenue Arrangements with Multiple Elements,” arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, revenue is deferred until all elements have been delivered to the client. If PCS or similar services are the only remaining activity without established fair value, the revenue is recognized ratably over the service period. Each of our Service Lines may have arrangements that could be reviewed in accordance with EITF 00-21.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting under EITF 99-19 and the net revenue is recognized as Product or Managed services revenue. An equivalent amount of reimbursable expenses is included in Cost of revenue.

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

•

Risks associated with our reliance on Cisco Systems, Inc., a large primary product partner within our Integrated Contact Solutions Service Line, including our reliance on their product positioning, pricing, and discounting strategies;

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

Background

eLoyalty helps its customers achieve breakthrough results with revolutionary analytics and advanced technologies that drive continuous business improvement. With a long track record of delivering proven solutions for many of the Fortune 1000, eLoyalty’s offerings include Behavioral Analytics™, Integrated Contact Solutions and Consulting Services, aligned to enable focused business transformation.

eLoyalty is focused on growing and developing its business through two primary Service Lines: Behavioral Analytics™ and Integrated Contact Solutions. Through these Service Lines and through our traditional CRM business, the Company generates three types of revenue: (1) Consulting services revenue is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue is recurring, annuity revenue that is secured through long-term (generally one to five year) contracts; and (3) Product revenue is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Service Lines and the types of revenue generated from each.

	Consulting Services Revenue	Managed Services Revenue	Product Revenue
Behavioral Analytics™ Service Line	Assessments and follow-on consulting	Subscription revenue and amortized deployment revenue	None
Integrated Contact Solutions Service Line	Implementation and follow-on consulting	Contact Center monitoring and support	Hardware and software resale, primarily products from Cisco Systems
Traditional CRM	Consulting and systems integration engagements	Marketing application hosting, email fulfillment, and remote application support	None

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

eLoyalty has designed a scalable application platform to enable the Company to implement and operate Behavioral Analytics™ solutions for its clients. The Behavioral Analytics™ solution is primarily hosted by eLoyalty and delivered as a subscription service.

Integrated Contact Solutions Service Line

eLoyalty’s Integrated Contact Solutions Service Line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. eLoyalty has developed a set of tools and methodologies to help clients financially model, plan migration paths, and configure, integrate and support Converged Internet Protocol (“IP”) network solutions within their contact center environments.

The following table and the sections below further describe the various types of revenue we derive from the services we provide to our clients:

	Three Months Ended
Dollars in Millions	Q3 2007	Q2 2007	Q1 2007	Q4 2006
Revenue:
Consulting services	$12.6	$13.6	$13.4	$11.8
Managed services	9.9	9.7	8.8	8.2

Services revenue	22.5	23.3	22.2	20.0
Product	2.9	1.3	4.4	2.6

Net revenue	25.4	24.6	26.6	22.6
Reimbursed expenses	1.2	1.4	1.3	1.1

Total revenue	$26.6	$26.0	$27.9	$23.7

	Three Months Ended
Percentage of Revenue	Q3 2007	Q2 2007	Q1 2007	Q4 2006
Consulting services	47%	53%	48%	50%
Managed services	37%	37%	32%	35%

Services revenue	84%	90%	80%	85%
Product	11%	5%	16%	11%

Net revenue	95%	95%	96%	96%
Reimbursed expenses	5%	5%	4%	4%

Total revenue	100%	100%	100%	100%

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

Consulting Services

In addition to the Consulting services revenue generated by our Behavioral Analytics™ and Integrated Contact Solutions engagements, we derive a substantial portion of our revenue from a broad range of CRM consulting work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analytics™ and Integrated Contact Solutions Service Lines. Our Consulting services are billed on a time and materials basis or on a fixed-fee basis and generally include a combination of the following:

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

Managed Services

Growth in Managed services revenue is primarily driven by Behavioral Analytics™ and Integrated Contact Solutions engagements. These Managed services consist of the following:

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

In addition, we also generate Managed services revenue from two other sources. Marketing Managed Services revenue is generated from the accounts we obtained through the acquisition of the assets of Interelate, Inc. in 2004. The services provided to these accounts include hosted customer and campaign data management and mass email fulfillment. We also continue to provide remote call center application support and maintenance services to a small number of long-term clients. These two sources of Managed services revenue are likely to diminish over time as we focus on growth through the Behavioral Analytics™ and Integrated Contact Solutions Service Lines.

Product

We also generate revenue from the resale of Product, which consists of software and hardware primarily sold through our Integrated Contact Solutions Service Line. The vast majority of this revenue relates to reselling products from Cisco Systems, Inc.

Business Outlook

We continue to be encouraged by the strength of our new business pipeline, and the improvement in our revenue mix that are being driven by our primary Service Lines, Behavioral AnalyticsTM and Integrated Contact Solutions.

For the remainder of fiscal year 2007, we anticipate continued solid growth in Services revenue as a result of moderate improvement expected in Consulting services revenue and strong growth in our Managed services revenue. This anticipated growth is due to our continued focus on Integrated Contact Solutions and Behavioral AnalyticsTM and the shifting of selling and delivery resources toward those areas. We expect growth in Managed services revenue as a result of higher Integrated Contact Solutions support and maintenance revenue and substantially higher Behavioral AnalyticsTM deployment and subscription revenue. The increase in Consulting services revenue should result from strong growth in Consulting revenue from our Integrated Contact Solutions and Behavioral AnalyticsTM Service Lines and slight improvement in our traditional CRM consulting business. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services, are likely to remain flat in 2007.

Product revenue is likely to decrease in 2007. Product revenue levels, however, may fluctuate significantly in each fiscal quarter because eLoyalty is not always selected as the product supplier for the engagement.

We continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral AnalyticsTM solution. These investments continue to put pressure on our profitability and cash resources in 2007, but we feel they are required to continue to build our Managed services backlog and to build and maintain a competitive advantage. In light of this pressure, management continues to assess all areas of the cost structure to identify opportunities to maximize profitability and cash resources. For example, the Salary Replacement Program was extended beyond the initial period and expanded to include additional employees.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $62.7 million as of September 29, 2007 and $60.7 million as of December 30, 2006. Of the September 29, 2007 backlog, 53% is related to our Behavioral AnalyticsTM offering, 33% is related to our Integrated Contact Solutions offerings and the remaining balance is from other Managed services. eLoyalty uses the term backlog with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on its currently contracted terms and, when applicable, currently anticipated levels of usage and performance. Actual usage and performance might be greater or less than anticipated. In general, eLoyalty’s Managed services contracts may be terminated by the customer without cause, but early termination by a customer usually requires a substantial early termination payment or forfeiture of prepaid contract amounts. Managed services contracts range from one to five years in duration.

Third Quarter 2007 Compared with Third Quarter 2006

Net Revenue

	Third Quarter
	2007		2006
	Dollars in Millions	Percentage of Revenue	Dollars in Millions	Percentage of Revenue
Revenue:
Consulting services	$12.6	50%	$11.1	45%
Managed services	9.9	39%	8.3	34%

Services revenue	22.5	89%	19.4	79%
Product	2.9	11%	5.2	21%

Net revenue	$25.4	100%	$24.6	100%

Net revenue is defined as total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased to $25.4 million in the third quarter of 2007, an increase of $0.8 million, or 3%, from $24.6 million in the third quarter of 2006.

Revenue from Consulting services increased $1.5 million to $12.6 million in the third quarter of 2007 from $11.1 million in the third quarter of 2006, an increase of 14%. Consulting services represented 50% of net revenue for the third quarter of 2007 compared to 45% of net revenue for the third quarter of 2006. The increase in Consulting services revenue is due to growth in all of our Service Lines. Spending by our Consulting services clients may fluctuate between periods due to the short-term nature of these agreements.

Revenue from Managed services was $9.9 million in the third quarter of 2007, an increase of $1.6 million, or 19%, from $8.3 million in the third quarter of 2006. Managed services represented 39% of net revenue for the third quarter of 2007, compared to 34% of net revenue for the third quarter of 2006. This increase resulted primarily from 28% growth of our Integrated Contact Solutions and 14% from Behavioral Analytics™ Service Lines.

Utilization of billable consulting personnel was 77% for the third quarter of 2007, compared to 79% for the third quarter of 2006. Utilization is defined as billed time as a percentage of total available time. The average bill rate increased to $154 for the third quarter of 2007 compared to $150 for the third quarter of 2006. This increase is primarily due to an adjustment to recognize revenue for services provided in a prior period that had not met revenue recognition criteria because of contractual requirements.

Revenue from the sale of Product decreased $2.3 million to $2.9 million in the third quarter of 2007 from $5.2 million in the third quarter of 2006. Revenue from the sale of Product represented 11% of net revenue for the third quarter of 2007 compared to 21% of net revenue for the third quarter of 2006. There are significant variances in size among individual engagements within this Service Line, and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

Our overall revenue concentration has decreased as our top five customers accounted for 40% of total revenue in the third quarter of 2007, compared with 53% in the third quarter of 2006. The top 10 customers accounted for 53% of total revenue in the third quarter of 2007 compared to 69% for the third quarter of 2006. The top 20 customers accounted for 72% of total revenue for the third quarter of 2007 and 87% of total revenue for the third quarter of 2006. United HealthCare Services, Inc. accounted for 21% of total revenue for the third quarter of 2007 and 25% of total revenue for the third quarter of 2006. Higher concentration of revenue with a single customer or a limited group of customers creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Beginning in the first quarter of 2007, eLoyalty classified certain expenses, which had been previously reported within Cost of services, as Selling, general and administrative expense. The three changes are:

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

We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business and are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately estimate prior periods under the new approach.

As a result of these changes, the third quarter of 2007 Cost of services decreased and Selling, general and administrative expense increased by $4.7 million, including $1.1 million of non-cash compensation. The impact of these changes in classification are further described in the discussion below.

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

Cost of services in the third quarter of 2007 was $14.9 million, or 67% of Service revenue, compared to $14.2 million, or 73% of Services revenue, in the third quarter of 2006. The increase in cost was primarily due to an increase of $4.0 million in compensation and benefits costs and third party support costs that supported the increase in Service revenue and an increase of $1.4 million in amortized deferred costs related to Behavioral Analytics™ implementations, partially offset by the reclassification of $4.7 million of non-revenue generating costs related to account management, solution development/support, and delivery executive/support as discussed above. The percentage decrease of 6% is primarily due to cost reclassifications for non-revenue generating costs (as discussed above) of 20%, partially offset by a one-time revenue impact in 2006 of 5%, increased non-cash compensation of 4% and higher net amortized deferred costs related to Behavioral Analytics™ of 4% in 2007.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our Integrated Contact Solutions Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor–specific mix of the products we resell within a period and our ability to qualify for rebates from our largest Product vendor.

The amount of the rebates will vary with the level of Cisco Product revenue, as the rebates comprise a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when contingencies associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we sold the product because we historically met all required criteria and had the ability to reasonably estimate the value of these rebates.

Cost of product in the third quarter of 2007 declined to $2.2 million from $3.2 million in the third quarter of 2006 due to a decrease in Product revenue. Cost of product was 75% of Product revenue in the third quarter of 2007, an increase from 62%. The percentage increase was primarily the result of the mix of vendor-specific products sold in the third quarter of 2007 and the change in our treatment of rebates.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, account management, solution development/support, marketing and administrative personnel, as well as facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services. Prior to 2007, all costs related to account management and solution development/support and delivery executive/support personnel were included in Cost of services.

Selling, general and administrative expenses increased $5.6 million to $12.0 million in the third quarter of 2007 from $6.4 million in the third quarter of 2006. This increase is primarily due to the change in the classification of non-revenue generating costs associated with account management, solution development/support and delivery executive/support personnel of $4.7 million, an increase in compensation of $0.4 million due to new hires and non-cash compensation, and an increase in professional fees, outside services, recruiting fees and rent totaling $0.5 million.

Severance and Related Costs

In response to the then current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken in 2006, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and are being realized in fiscal year 2007. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 were paid pursuant to contractual lease terms ended September 2007. Substantially all severance and related costs associated with cost reduction activities were paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.

Severance and related costs was $5 thousand in the third quarter of 2007 compared to $385 thousand in the third quarter of 2006. The $5 thousand of expense recorded in the third quarter of 2007 is primarily related to an adjustment to a previously estimated facility cost accrual. The $385 thousand of expense recorded in the third quarter of 2006 is primarily related to employee severance and related costs for the elimination of eleven positions.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 50%, to $0.9 million in the third quarter of 2007 compared to $0.6 million in the third quarter of 2006. The increase in depreciation and amortization is primarily related to continued investment in our Behavioral AnalyticsTM Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $4.6 million for the third quarter of 2007, compared to an operating loss of $0.2 million for the third quarter of 2006.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.1 million to $0.3 million in the third quarter of 2007, compared to $0.2 million in the third quarter of 2006. The increase in non-operating other income was primarily related to the higher yields on our investments.

Income Tax Provision

Income tax provision was $6 thousand in the third quarter of 2007 and 2006. As of September 29, 2007, total deferred tax assets of $48.0 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to profitability sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $4.7 million in the third quarter of 2007 compared to a net loss available to common stockholders of $0.4 million in the third quarter of 2006. We reported a net loss of $0.55 per share on a basic and diluted basis in the third quarter of 2007, compared to a net loss of $0.05 per share on a basic and diluted basis in the third quarter of 2006.

First Nine Months of 2007 Compared with First Nine Months of 2006

Net Revenue

	Nine Months Ended
	2007		2006
	Dollars in Millions	Percentage of Revenue	Dollars in Millions	Percentage of Revenue
Revenue:
Consulting services	$39.6	52%	$32.5	52%
Managed services	28.3	37%	19.5	31%

Services revenue	67.9	89%	52.0	83%
Product	8.7	11%	11.0	17%

Net revenue	$76.6	100%	$63.0	100%

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased to $76.6 million in the first nine months of 2007, an increase of $13.6 million, or 22%, from $63.0 million in the first nine months of 2006.

Revenue from Consulting services increased $7.1 million to $39.6 million in the first nine months of 2007 from $32.5 million in the first nine months of 2006, an increase of 22%. Consulting services represented 52% of net revenue for the first nine months of 2007 and 2006. The increase in Consulting services revenue is due to 45% growth of our Integrated Contact Solutions Service Line. Spending by our Consulting services clients may fluctuate between periods due to the short-term nature of these agreements.

Revenue from Managed services was $28.3 million in the first nine months of 2007, an increase of $8.8 million, or 45% from $19.5 million in the first nine months of 2006. Managed services represented 37% of net revenue for the first nine months of 2007 compared to 31% of net revenue for the first nine months of 2006. The increase in revenue from Managed services resulted from the transition of several Behavioral Analytics™ projects to the subscription phase of their respective arrangements and the continued growth in our Integrated Contact Solutions Service Line.

Utilization of billable consulting personnel was 79% for the first nine months of 2007, compared to 73% for the first nine months of 2006. Utilization is defined as billed time as a percentage of total available time. The average bill rate increased to $151 for the first nine months of 2007 compared to $150 for the first nine months of 2006. This increase is primarily due to an adjustment to recognize revenue for services provided in a prior period that had not met revenue recognition criteria because of contractual requirements.

Revenue from the sale of Product decreased $2.3 million, or 21%, to $8.7 million in the first nine months of 2007 from $11.0 million in the first nine months of 2006. Revenue from the sale of Product represented 11% of net revenue for the first nine months of 2007 compared to 17% of net revenue for the first nine months of 2006. There are significant variances in size among individual engagements within this Service Line, and eLoyalty is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

Our overall revenue concentration has decreased as our top five customers accounted for 41% of total revenue in the first nine months of 2007, compared with 43% in the first nine months of 2006. The top 10 customers accounted for 54% of total revenue in the first nine months of 2007, compared to 65% in the first nine months of 2006. The top 20 customers accounted for 73% of total revenue in the first nine months of 2007 and 83% of total revenue in the first nine months of 2006. United HealthCare Services, Inc. accounted for 24% of total revenue for the first nine months of 2007 and 18% of total revenue for the first nine months of 2006. Higher concentration of revenue with a single customer or a limited group of customers creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Beginning in the first quarter of 2007, eLoyalty classified certain expenses, which had been previously reported within Cost of services as Selling, general and administrative expense. The three changes are:

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

As a result of these changes, in the first nine months of 2007 Cost of services decreased and Selling, general and administrative expense increased by $14.1 million, including $3.7 million of non-cash compensation. The impact of these changes in classification are further described in the discussion below.

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

Cost of services in the first nine months of 2007 was $44.9 million, or 66% of Service revenue, compared to $42.9 million, or 82% of Services revenue, in the first nine months of 2006. The increase in cost was primarily due to an increase of $12.2 million in compensation and benefits costs and third party support costs that supported the increase in Service revenue, an increase of $3.3 million in amortized deferred costs related to Behavioral Analytics™ implementations, and an increase of $0.8 million in recruiting and hiring costs, partially offset by the reclassification of $14.1 million of non-revenue generating costs related to account management, solution development/support, and delivery executive/support as discussed above. The percentage decrease of 16% is primarily due to cost reclassifications for non-revenue generating costs (as discussed above) of 21% and increased utilization of our consulting services resources of 4%, partially offset by increased non-cash compensation including bonuses paid with stock awards of 5%.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our Integrated Contact Solutions Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor–specific mix of the products we resell within a period and our ability to qualify for rebates from our largest Product vendor.

The amount of the rebates will vary with the level of Cisco Product revenue, as the rebates comprise a percentage of the specific Product cost. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when contingencies associated with the contractual payment was resolved. In the third quarter of 2006, we began to recognize the value of these rebates in the period we sold the product because we historically met all required criteria and had the ability to reasonably estimate the value of these rebates.

Cost of product in the first nine months of 2007 was $6.6 million, or 76% of Product revenue compared to $7.9 million, or 72% of Product revenue in the first nine months of 2006. The cost decrease is primarily due to the decrease in product revenue and changes in our treatment of earned rebates. The percentage increase was primarily due to the mix of vendor specific products sold in the first nine months of 2007 and the change in our treatment of rebates.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation and employee benefits for business development, account management, solution development/support, marketing and administrative personnel, as well as facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services. Prior to 2007, all costs related to account management and solution development/support and delivery executive/support personnel were included in Cost of services.

Selling, general and administrative expenses increased $17.7 million to $36.5 million in the first nine months of 2007 from $18.8 million in the first nine months of 2006. This increase is primarily due to the change in the classification of non-revenue generating costs associated with account management, solution development/support and delivery executive/support personnel of $14.1 million, an increase in cash and non-cash compensation of $2.3 million due to new hires and bonuses and an increase in professional fees, outside services, rent and bad debts totaling $1.3 million.

Severance and Related Costs

In response to the then current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken in 2006, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and are being realized in fiscal year 2007. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 were paid pursuant to contractual lease terms ended September 2007. Substantially all severance and related costs associated with cost reduction activities were paid out by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.

Severance and related costs were $5 thousand in the first nine months of 2007 compared to $730 thousand in the first nine months of 2006. The $5 thousand of expense recorded in the first nine months of 2007 is primarily related to an adjustment to a previously estimated facility cost accrual. The $730 thousand of expense recorded in the first nine months of 2006 is primarily related to $785 thousand of employee severance and related costs for the elimination of twelve positions partially offset by favorable adjustments of $55 thousand primarily related to previously estimated severance and facility cost accruals.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 53%, to $2.6 million in the first nine months of 2007 compared to $1.7 million in the first nine months of 2006. The increase in depreciation and amortization is primarily related to continued investment in our Behavioral AnalyticsTM Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $14.0 million for the first nine months of 2007, compared to an operating loss of $9.0 million for the first nine months of 2006.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.7 million, to $1.2 million in the first nine months of 2007 compared to $0.5 million in the first nine months of 2006. The $0.7 million increase was primarily related to higher cash balances and higher yields on our investments and the impact of favorable exchange rates on an intercompany settlement.

Income Tax Provision

Income tax provision was $8 thousand in the first nine months of 2007, compared to $57 thousand in the first nine months of 2006. As of September 29, 2007, total deferred tax assets of $48.0 million are fully offset by a valuation allowance. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets requires that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $13.9 million in the first nine months of 2007 compared to a net loss available to common stockholders of $9.7 million in the first nine months of 2006. We reported a net loss of $1.68 per share on a basic and diluted basis in the first nine months of 2007, compared to a net loss of $1.45 per share on a basic and diluted basis in the first nine months of 2006.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures, other investments in support of revenue generation and growth and payment of Series B stock dividends. As of September 29, 2007, our principal current capital resources consist of our cash and cash equivalent balances of $24.5 million and restricted cash of $1.3 million. Our cash and cash equivalents position decreased $7.1 million, or 23%, to $24.5 million as of September 29, 2007 compared to $31.6 million as of December 30, 2006. The decrease is primarily due to the acquisition of treasury stock, capital expenditures, dividend payments and operating losses partially offset by positive working capital management. Restricted cash increased to $1.3 million as of September 29, 2007 compared to $0.3 million at December 30, 2006. The $1.0 million increase in restricted cash was needed for collateral for a letter of credit issued in support of our capital lease obligation. See “Bank Facility” below for a description of the contractual requirements restricting the use of this cash.

Cash Flows from Operating Activities

Cash flows from operating activities were a source of cash of $1.5 million during the first nine months of 2007 compared to a use of cash of $4.6 million during the first nine months of 2006. Net cash flows of $1.5 million in 2007 arose primarily from prepayments by our clients related to our Managed services contracts partially offset by payment of deferred Managed services costs (including Behavioral AnalyticsTM deployment costs and third-party maintenance contracts) and operating losses. Net cash outflows of $4.6 million in 2006 arose primarily from operating losses, payment of deferred Managed services costs (including Behavioral AnalyticsTM deployment costs and third-party maintenance contracts), an increase in accounts receivable, annual corporate insurance payments and incentive compensation largely offset by prepayments by our clients related to our Managed services contracts. DSO of 45 days at September 29, 2007 represented a decrease of 4 days compared to 49 days at December 30, 2006. We do not expect any significant collection issues with our clients.

Cash Flows from Investing Activities

The Company used $3.4 million of cash during the first nine months of 2007 primarily for capital expenditures. Included in this figure is $1.5 million of software and hardware and $0.3 million to build out a new data center both related to the expansion of our Behavioral AnalyticsTM Service Line. During the first nine months of 2006, the sale of short-term investments provided $4.0 million of cash offset by capital expenditures of $3.1 million. We currently expect our capital expenditures to be less than $6.0 million for fiscal year 2007.

Cash Flows from Financing Activities

The Company used $5.1 million of cash during the first nine months of 2007 and $1.2 million in cash for the same period in 2006 for financing activities. Net cash outflows of $5.1 million during the first nine months of 2007 were primarily attributable to $3.1 million of cash used for the acquisition of treasury stock, $1.5 million of cash dividend payments, paid in January and July on the Series B convertible preferred stock (“Series B stock”), $1.0 million increase in the required deposit of cash security for the credit line partially offset by proceeds of $0.4 million from the exercise of stock options and employee stock purchases. The treasury stock acquired reflects shares that were obtained in meeting employee tax obligations associated with the vesting of shares granted in previously approved stock awards. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled.

Net cash outflows of $1.2 million during the first nine months of 2006 are primarily attributable to cash dividends of approximately $1.5 million, paid in January and July on the Series B stock, offset by a $0.2 million decrease in the required deposit of cash security for the credit line.

A semi-annual dividend payment of $0.7 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Near-Term Liquidity

Our near-term capital resources consist of our current cash balances together with anticipated future cash flows. Our balance of cash and cash equivalents was $24.5 million as of September 29, 2007 and $31.6 million as of December 30, 2006. In addition, our restricted cash of $1.3 million with LaSalle Bank National Association (the “Bank”) at September 29, 2007 is available to support letters of credit issued under our credit facility (as described below) for operational commitments, to support our capital lease obligations and to accommodate a credit requirement at the Bank associated with the purchase and transfer of foreign currencies and credit card payments.

Bank Facility

The Company has financing in place with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) remained at $2.0 million through the third quarter of 2007. The Facility requires eLoyalty to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $1.3 million related to letters of credit issued under the Facility for operational commitments, to support our capital lease obligations and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, $0.7 million remains available under the Facility at September 29, 2007. Loans under the Facility bear interest at the Bank’s prime rate or, at eLoyalty’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first nine months of 2007 and 2006, respectively.

Accounts Receivable Customer Concentration

At September 29, 2007, one customer, United HealthCare Services, Inc., accounted for 26% of total net accounts receivable. Of this amount, we collected 36% from United HealthCare Services, Inc. through November 5, 2007. Of the total September 29, 2007 gross accounts receivable, we collected 41% as of November 5, 2007. Because we have a high percentage of our revenue dependent on a relatively small number of customers, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations at September 29, 2007 were $0.5 million. We entered into a capital lease agreement with a lease company to lease hardware and software. We anticipate capital lease obligations to increase to $2-$3 million for fiscal year 2007 as we continue to expand our investment in Behavioral AnalyticsTM infrastructure. On future leases eLoyalty is required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease.

Summary

We anticipate that our current unrestricted cash resources, together with capital lease proceeds and other expected internally generated funds, will be sufficient to satisfy our expected short and long-term working capital and capital expenditure needs for the next twelve months. If, however, our operating activities or net cash needs for the next twelve months differs materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, suspense or cancellation of a large project, there is no assurance that we would have access to additional external capital resources on acceptable terms.

Contractual Obligations

As of September 29, 2007, our remaining required payment obligations under lease and certain other commitments are shown in the following table:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
(In millions)
Letters of credit	$1.1	$0.1	$1.0	$—	$—
Leases	$6.4	$1.9	$3.0	$0.7	$0.8
Purchase obligations	$5.3	$5.3	$—	$—	$—

Total	$12.8	$7.3	$4.0	$0.7	$0.8

Letters of Credit

Reflects standby letters of credit issued as collateral for leases.

Leases

Reflects leases entered into by the Company for technology and office equipment as well as office and data center space.

Purchase Obligations

Purchase obligations reflect the costs of goods or services eLoyalty had procured prior to September 29, 2007, but for which eLoyalty had not tendered payment. Purchase orders for third-party support costs associated with Managed services support agreements are also included.

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

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the quarter ended September 29, 2007 and September 30, 2006, 6% and 9%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our revolving line of credit, and our cash and cash equivalents and restricted cash. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows. This interest rate risk will not have a material impact on our financial position or results of operations.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-Q, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchase of shares of its common stock in the third quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax withholding obligations. The Company has not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
August 1, 2007 – August 31, 2007
Common stock	48,495	$15.66
September 1, 2007 – September 29, 2007
Common stock	185	$14.50

Total
Common stock	48,680	$15.66

Item 6.	Exhibits

* 10.1	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of October 12, 2007), incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 16, 2007.

** 31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2	Certification of Steven C. Pollema under Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Kelly D. Conway and Steven C. Pollema under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory contract, plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 8, 2007.

eLOYALTY CORPORATION

By	/s/ STEVEN C. POLLEMA
Steven C. Pollema
Vice President, Operations
and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)