Form 10-K
period 2007-12-29
ELOYALTY CORP
filed 2008-03-12
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company.  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 29, 2007, as reported by The NASDAQ Stock Market LLC, is approximately $188,398,958.

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 7, 2008 was 10,183,553.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eLoyalty’s Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

PART I

Item 1.     Business.

Overview

eLoyalty Corporation (together with its subsidiaries and predecessors “eLoyalty,” “we,” “us,” or the “Company”), helps its clients achieve breakthrough results with revolutionary analytics and advanced technologies that drive continuous business improvement. With a long track record of delivering proven solutions for many of the Fortune 1000 Companies, the Company’s offerings include Behavioral Analytics™, Integrated Contact Solutions and Consulting Services, aligned to enable focused business transformation.

The Company is focused on growing and developing its business through two primary Service Lines: Behavioral Analytics™ and Integrated Contact Solutions (formerly known as “Converged Internet Protocol Contact Center” or CIPCC). Through these Service Lines and through our traditional Customer Relationship Management (“CRM”) business, the Company generates three types of revenue: (1) Consulting services revenue, which is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue, which is recurring, annuity revenue from long-term (generally one to five year) contracts; and (3) Product revenue, which is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Service Lines and the types of revenue generated from each.

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

In recent years, the Company has invested heavily to develop the following differentiated capabilities in our primary Service Lines:

Behavioral Analytics™ Service Line

eLoyalty pioneered this solution, which improves the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. Using its Behavioral Analytics™ solution, eLoyalty can help clients:

•	Automatically measure customer satisfaction and agent performance on every call;

•	Identify and understand customer personality;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications;

•	Improve cross-sell and up-sell success rates; and

•	Improve the efficiency and effectiveness of collection efforts.

eLoyalty has designed a scalable application platform to enable the Company to implement and operate Behavioral Analytics™ solutions for its clients. The Behavioral Analytics™ solution is primarily hosted by eLoyalty and delivered as a subscription service.

Integrated Contact Solutions Service Line

The Company’s Integrated Contact Solutions Service Line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. The Company has developed a set of tools and methodologies to help clients financially model, plan migration paths, and configure, integrate and support Converged Internet Protocol (“IP”) network solutions within their contact center environments.

Types of Revenue

The following table and the sections below further describe the various types of revenue we derive from the services we provide to our clients:

	2007		2006		2005
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
(In millions)
Revenue:
Consulting services	$49.4	51%	$44.3	52%	$46.0	61%
Managed services	38.6	40%	27.7	32%	19.6	26%

Services revenue	88.0	91%	72.0	84%	65.6	87%
Product	9.2	9%	13.6	16%	9.7	13%

Net revenue	97.2	100%	85.6	100%	75.3	100%
Reimbursed expenses	4.9		4.2		3.7

Total revenue	$102.1		$89.8		$79.0

Consulting services, Managed services and the resale of Product are frequently sold and delivered together. Many Consulting services engagements for the design and implementation of customer service or marketing solutions lead to the sale of one of our Managed services, which may also include a long-term maintenance and support or hosting relationship, and Product. Through the end of 2007, these service lines and products were packaged and marketed through common business development and account management teams. Our Consulting services and Managed services delivery teams often work together and leverage common tools and methodologies to deliver this spectrum of solutions to our clients.

Consulting Services

In addition to the Consulting services revenue generated by our Behavioral Analytics™ and Integrated Contact Solutions engagements, we derive a substantial portion of our revenue from a broad range of Traditional CRM consulting and systems integration work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analytics™ and Integrated Contact Solutions Service Lines. Our Consulting services are billed on a time and materials basis or on a fixed-fee basis and generally include a combination of the following:

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

Business Segments

The Company historically engaged in business activities in one operating segment, which provides Consulting services, Managed services and Product on both a fixed-price and a time and materials basis. The Company’s services are delivered to clients in North America (U.S. and Canada), Europe and Australia. The Company’s long-lived assets are predominately located in North America and consist of equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Net revenue for the Company’s international operations (Europe and Australia) was $2.7 million, $4.1 million and $5.3 million for the fiscal years ended 2007, 2006 and 2005, respectively.

Beginning in 2008, the Company restructured into two business units and will begin to report results along these two segments in 2008. One business unit will focus primarily on Behavioral Analytics™ and also includes the Marketing Managed Services business discussed above. The other business unit will focus on driving Consulting and Managed services revenue and Product resale through our Integrated Contact Solutions and Traditional CRM Service Lines. Each business unit will contain the marketing, selling, and delivery personnel to drive their respective revenue and contribution margins.

Methods of Distribution

A substantial majority of our Consulting services, Managed services and Product are provided to our clients through direct contractual relationships. Approximately 9% of our revenue in 2007 is generated from ongoing relationships with other companies, through which we make our services and third party products available to the clients of such companies.

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

A majority of our clients require that we grant to them some or all proprietary and intellectual property rights with respect to the original work product resulting from our services, including the intellectual property rights to any custom software developed for them. Absent agreement to the contrary, each grant of proprietary and intellectual property rights limits our ability to reuse work product components with other clients. As a result, it is our practice to retain the rights in the underlying core intellectual property on which it is based, including methodologies, workplans and software. Further, it is our policy to obtain from our clients a license to permit us to market custom software and other original materials to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of the Company.

Seasonality

We typically experience declines in revenue and earnings in the fourth quarter, as the total number of billable hours and days on Consulting services engagements are reduced due to holidays and vacations.

Clients

During fiscal year 2007, our 5 and 20 largest clients accounted for 41% and 73% of our total revenue, respectively. One client, United HealthCare Services, Inc., accounted for 24% of our 2007 total revenue. For fiscal year 2007, 27 clients each accounted for over $1 million of total revenue. Our focus is on developing long-term relationships with our clients, but our activities with specific clients may fluctuate periodically, as individual Consulting services projects are initiated and progress through their lifecycle. As a result, the percentage of total revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, software vendors, voice recording and voice analytic service providers, online agencies and firms that provide both consulting and systems integration services, including certain of our vendors. In our opinion, few competitors offer the full range and depth of CRM services that we can provide, but may compete with us on individual factors such as expertise, price or capacity.

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

Environmental Issues

There are no known material compliance issues with any federal, state or local environmental regulations.

Employees

As of December 29, 2007, we employed 445 people, none of whom is represented by a union.

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

Our executive office is located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045 (telephone number (847) 582-7000).

Item 1A.    Risk Factors.

There is a range of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Form 10-K, we believe the more significant of such risks and uncertainties include the following:

We have not realized a profit in eight years and there is no guarantee that we will realize a profit in the foreseeable future.

As of December 29, 2007, we had an accumulated deficit of $158.5 million. We incurred net losses available to common stockholders of $20.1 million in 2007, $12.6 million in 2006 and $9.1 million in 2005, and may continue to incur net losses in the future.

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

It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenue and operating results may vary significantly due to a number of factors, many of which are not in our control. These factors include:

•	Unanticipated cancellations or deferrals of, or reductions in the scope of, major engagements;

•	Our ability to deliver complex projects and to provide scalable and reliable solutions hosting;

•	The number, size and scope of our projects;

•	Our client retention and acquisition rate and satisfaction with our services and solutions;

•	The length of the sales cycle associated with our solutions;

•	The sale of product;

•	The efficiency with which we utilize our employees;

•	How we plan and manage our existing and new engagements;

•	Our ability to manage future growth, including the growth of the Behavioral Analytics™ Solution;

•	Changes in pricing policies by us or our competitors;

•	Number of billing days; and

•	Availability of qualified employees.

We depend on a limited number of clients for a significant portion of our revenue, and the loss of a significant customer or a substantial decline in the number or scope of projects that we do for a significant customer could have a material adverse effect on our businesses.

We derive and expect to continue to derive for the foreseeable future a significant portion of our total revenue from a limited number of clients. See “Business” and “Clients” in Part I Item 1, and “Year Ended December 27, 2007 Compared with the Year Ended December 30, 2006” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Form 10-K. With the exception of our Behavioral Analytics™ subscription clients, the volume of services that we provide for a specific client is likely to vary from year to year, and a major client in one year might not use our services in a subsequent year. To the extent that any significant client uses fewer of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own business, our total revenue could decline substantially that could seriously harm our business.

We depend on good relations with our major clients, and any harm to these good relations may materially and adversely harm our business or our ability to compete effectively.

To attract and retain clients, we depend to a large extent on our relationships with our clients and our reputation for high quality Consulting services and Managed services. We design, create, implement, host, maintain and support applications and solutions that are often critical to our clients’ businesses. We believe that we generally enjoy good relations with our clients. If a client is not satisfied with our services, products or solutions, including those of subcontractors that we may employ, it may be damaging to our reputation and business. Any defects or errors in our services or solutions or failure to meet our clients’ expectations could result in:

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

We may fail to accurately estimate the time and resources necessary for the performance of our services. It can be difficult to judge the time and resources necessary to complete Consulting services projects, to deploy, support and operate hosted solutions, to support and maintain complex contact center architectures and/or to anticipate the amount of Product needed to complete a project. A number of different risks must be accounted for, including, without limitation, the variability and predictability of the number, size, scope, cost, and duration of and revenue from client engagements, unanticipated cancellations or deferrals of client contracts or follow-on phases of engagements in process, collection of revenue, variable employee utilization rates, project personnel costs and engagement requirements. Accurate estimates as to the costs and timing of completion of engagements is particularly important for the contracts that are performed on a fixed-price or not-to-exceed basis. Our failure to accurately estimate these risks could reduce the profitability of, or result in a loss on, our engagements and could damage our client relationships and our reputation.

Our industry is very competitive and, if we fail to compete successfully, our market share and business will be adversely affected.

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, general information technology services providers, web consulting firms, voice recording and voice analytic service providers, application service providers, and other firms that provide both consulting and systems integration services and solutions. New market entrants also pose a threat to our business.

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

In addition, our future business depends upon continued growth in the acceptance and use of Behavioral Analytics™ methodologies and technologies by our current and prospective clients and their clients and suppliers. Their acceptance and usage in turn may depend upon factors such as: the actual or perceived benefits of adoption and implementation of Behavioral Analytics™ and other CRM methodologies and technologies, including the predictability of a meaningful return on investment, cost efficiencies or other measurable economic benefits; their actual or perceived reliability, scalability, ease of use and access to such new technologies and methodologies; and their willingness to adopt new business methods incorporating a customer-centric approach.

We cannot assure that we will be successful in anticipating or responding to these developments and challenges on a timely or competitive basis or at all, or that our ideas and solutions will be successful in the marketplace. In addition, new or disruptive technologies and methodologies by our competitors may make our service or solution offerings uncompetitive. Any of these circumstances could adversely affect our ability to obtain and successfully complete substantial new client engagements that are important to maintain and grow our business. The continued growth of and intensifying competition within the CRM market may increase these challenges.

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

CRM application and infrastructure technologies are central to many of our solutions. Our business depends upon continued growth in the use of these technologies by our clients, prospective clients and their clients and suppliers. If the number of users of this technology does not increase and commerce using this technology does not become more accepted and widespread, demand for our services may decrease. Factors that may affect the usage of this technology include:

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

The unauthorized disclosure of the confidential client data that we maintain could result in a significant loss of business to eLoyalty and subject us to substantial liability.

In the course of implementing our Behavioral Analytics™ solution, we record and analyze clients’ telephone calls. These calls contain numerous references to highly sensitive confidential data of the customers of our clients, many of which are required to comply with federal and state laws concerning privacy. In addition, we have made certain contractual commitments to our clients regarding this confidential data.

We take extensive precautions to prevent the unauthorized disclosure or loss of such data and to protect the Company through technical and contractual means. Nonetheless, the disclosure or loss of such data could result in the considerable diminution of our business and prospects and could subject us to substantial liability.

In addition, the laws and regulations and industry standards governing these matters are currently changing rapidly. It is possible that the resources we devote to comply with such laws and regulations, industry standards, and our clients’ particular requirements could increase materially. In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from unauthorized disclosure of confidential data. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client.

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

Item 1B.    Unresolved Staff Comments.

As of March 11, 2008 we have no unresolved comments from the SEC.

Item 2.    Properties.

Our principal physical properties employed in our business consist of our leased office facilities in Lake Forest, Illinois; Edina, Minnesota; and Austin, Texas. Our total employable space is approximately 56,000 square feet. We do not own any real estate and believe that our leased facilities are appropriate for our current and anticipated business requirements.

Item 3.    Legal Proceedings.

The Company, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year 2007.

Item 4A.    Executive Officers of the Company.

The following table includes the name, age (as of March 13, 2008), current position and term of office of each of our executive officers.

Name	Age	Current Position	Executive Officer Since
Kelly D. Conway*	51	President and Chief Executive Officer	1999
Christopher B. Min	41	Vice President and Chief Financial Officer	2007
Steven C. Pollema	48	Vice President, Integrated Contact Solutions and CRM Business Unit	2001
Steven H. Shapiro	50	Vice President, General Counsel and Corporate Secretary	2006

*	Member of the Board of Directors

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

The principal business experience of the executive officers for at least the last five years is as follows:

Kelly D. Conway has been the President and Chief Executive Officer and a Director of eLoyalty, which was spun out of Technology Solutions Company (“TSC”) in 2000 since its incorporation in May 1999. Mr. Conway had joined TSC in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995 and became Group President in October 1998. Prior to joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers and held various positions, including President and Chief Executive Officer with Telcom Technologies, a manufacturer of automatic call distribution equipment.

Christopher B. Min has been Vice President and Chief Financial Officer of eLoyalty since December 2007. Prior to joining eLoyalty, Mr. Min held several finance positions at First Data Corporation, including divisional CFO roles from July 2000 until November 2007.

Steven C. Pollema has been Vice President, Integrated Contact Solutions and CRM Business Unit since December 2007. Previously, he served as Vice President, Operations and Chief Financial Officer of eLoyalty since December 2004. Prior to that Mr. Pollema served as Vice President, Delivery and Operations of eLoyalty since August 2001, after joining eLoyalty in June 2001 as Senior Vice President, Operations. Prior to joining eLoyalty, Mr. Pollema had been with MarchFirst, Inc. and its predecessor, Whittman-Hart, Inc., since June 1997, most recently as its President from March 2001 to May 2001. Prior to assuming the office of President, Mr. Pollema was Executive Vice President-Global Operations of MarchFirst from October 2000 through March 2001 and Managing Executive — Chicago Office/Region from October 1998 to October 2000.

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

	High	Low
Fiscal Year 2007
Fourth Quarter	$16.33	$9.60
Third Quarter	22.68	11.81
Second Quarter	25.84	18.99
First Quarter	23.49	17.95
Fiscal Year 2006
Fourth Quarter	$19.80	$17.20
Third Quarter	19.36	11.66
Second Quarter	18.25	12.44
First Quarter	16.50	9.63

There were approximately 162 owners of record of our common stock as of March 3, 2008.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on eLoyalty Common Stock with the cumulative total return of (i) the NASDAQ Global Market Index, and (ii) a peer group of other publicly traded information technology consulting companies selected by the Company (the “Peer Group Index”). Cumulative total stockholder return is based on the period from December 27, 2002 through the Company’s fiscal year end on Saturday, December 29, 2007. The comparison assumes that $100 was invested on December 27, 2002 in each of eLoyalty Common Stock, the NASDAQ Global Market Index and the Peer Group Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return

For eLoyalty Corporation,

NASDAQ Global Market Index and Peer Group Index

	12/27/02	12/26/03	12/31/04	12/30/05	12/29/06	12/29/07
eLoyalty Corporation	$100.00	$99.73	$156.38	$273.67	$498.67	$334.57
Peer Group Index(1)	100.00	254.00	348.97	247.16	256.43	338.74
NASDAQ Global Market Index	100.00	150.36	163.00	166.58	183.68	201.91

(1)

The Peer Group Index consists of The Hackett Group previously (AnswerThink Inc.), Diamond Management & Technology Consultants and Sapient Corporation. Inforte Corporation was removed from the peer group because its information is no longer publicly available.

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its common stock in the fourth quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock, to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 30, 2007 — October 29, 2007
Common stock	—	—
October 30, 2007 — November 29, 2007
Common stock	14,965	$14.97
November 30, 2007 — December 29, 2007
Common stock	26,292	$13.07

Total	41,257	$13.76

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part II Item 12 of this Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Dividends

Historically, we have not paid cash dividends on our common stock, and do not expect to do so in the future. However, cash dividends of $1.5 million were paid in 2007 on the Company’s Series B convertible preferred stock (the “Series B stock”), which accrues dividends at the rate of 7% per year, payable semi-annually in January and July. A dividend payment of $0.7 million was paid in January 2008 on the Series B stock. In addition, a semi-annual dividend payment of approximately $0.6 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although such conversions would require us to pay accrued but unpaid dividends at time of conversion. Conversions of Series B stock became permissible at the option of the holder after June 19, 2002. See further discussion under Part I Item 7, “Liquidity and Capital Resources” discussion.

Item 6.     Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the fiscal years ended 2007, 2006, 2005, 2004 and 2003 and the balance sheet data as of December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and December 27, 2003, below, are derived from our audited financial statements. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

	Consolidated Statements of Operations Data (In thousands, except share and per share data)

	For the Fiscal Years Ended
	2007	2006	2005	2004	2003
Revenue:
Services	$88,046	$71,980	$65,556	$65,090	$56,579
Product	9,185	13,579	9,710	3,153	2,198

Revenue before reimbursed expenses (net revenue)	97,231	85,559	75,266	68,243	58,777
Reimbursed expenses	4,874	4,269	3,742	4,330	3,802

Total revenue	102,105	89,828	79,008	72,573	62,579
Operating Expenses:
Cost of services(1)(2)	58,496	58,604	49,477	46,468	43,087
Cost of product	6,993	10,183	7,331	2,434	1,778

Cost of revenue before reimbursed expenses	65,489	68,787	56,808	48,902	44,865
Reimbursed expenses	4,874	4,269	3,742	4,330	3,802

Total cost of revenue, exclusive of depreciation and amortization shown below:	70,363	73,056	60,550	53,232	48,667
Selling, general and administrative(1)(2)	47,075	25,328	20,385	19,482	23,727
Severance and related costs(1)	1,333	737	411	947	2,405
Depreciation	3,186	2,095	5,151	5,247	5,299
Amortization of intangibles	423	370	532	350	63
Goodwill impairment(3)	—	—	—	—	557

Total operating expenses	122,380	101,586	87,029	79,258	80,718

Operating loss	(20,275)	(11,758)	(8,021)	(6,685)	(18,139)
Interest and other income (expense), net	1,484	681	374	231	256

Loss before income taxes	(18,791)	(11,077)	(7,647)	(6,454)	(17,883)
Income tax benefit (provision)	53	(71)	17	587	(388)

Net loss	(18,738)	(11,148)	(7,630)	(5,867)	(18,271)
Dividends related to Series B preferred stock	(1,405)	(1,464)	(1,471)	(1,499)	(1,508)

Net loss available to common stockholders	$(20,143)	$(12,612)	$(9,101)	$(7,366)	$(19,779)

Basic net loss per common share	$(2.40)	$(1.86)	$(1.43)	$(1.22)	$(3.48)

Diluted net loss per common share	$(2.40)	$(1.86)	$(1.43)	$(1.22)	$(3.48)

(In millions)
Basic weighted average shares outstanding	8.40	6.77	6.36	6.03	5.69

Diluted weighted average shares outstanding	12.90	11.70	10.90	10.44	9.86

(1)	Stock-based compensation, primarily restricted stock, included in individual line items above:

	(In Thousands) For the Fiscal Year Ended
	2007	2006	2005	2004	2003
Cost of services	$1,004	$1,632	$1,154	$1,063	$834
Selling, general and administrative	9,444	2,386	1,462	1,697	2,101
Severance and related costs	196	—	(25)	176	—

(2)

Beginning in fiscal year 2007, the Company classified $18.3 million of certain expenses, which had been previously reported within Cost of services as Selling, general and administrative expense. For further discussion see Part II Item 7 of this Form 10-K, “Year Ended December 29, 2007 Compared with the Year Ended December 30, 2006”.

(3)

The Company tests goodwill for impairment annually. For the year ended December 27, 2003, the analysis indicated that goodwill associated with our International reporting unit was fully impaired and an adjustment of $0.6 million was recorded in the Consolidated Statement of Operations.

	Consolidated Balance Sheet Data (In thousands)

	As of
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003
Total cash(1)	$23,867	$31,928	$18,375	$20,793	$28,002
Short-term investments(2)	$451	$—	$4,000	$6,975	$9,850
Working capital(3)	$20,621	$32,640	$25,341	$28,565	$33,869
Total assets	$60,051	$64,568	$45,228	$55,367	$59,805
Long-term obligations	$9,041	$5,471	$1,145	$1,438	$1,144
Redeemable preferred stock	$19,100	$20,902	$20,910	$21,169	$21,197
Stockholders’ equity	$7,803	$18,614	$11,475	$18,963	$24,018

(1)

Total cash consists of cash and cash equivalents of $21.4 million, $31.6 million, $17.9 million, $20.1 million and $27.1 million and restricted cash of $2.5 million, $0.3 million, $0.5 million, $0.7 million and $0.9 million as of December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and December 27, 2003, respectively.

(2)

Prior to 2006, short-term investments reflected above were auction rate securities. In 2007, included in other current assets is $0.5 million of investments which represent the market value of equity securities in an unrelated publicly traded company.

(3)	Represents total current assets less total current liabilities.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of December 29, 2007 and December 30, 2006, deferred revenue totaled $5.4 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of December 29, 2007 and December 30, 2006, the Company had deferred costs totaling $3.5 million and $3.7 million, respectively.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as the number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and are recognized as the service is performed for the client.

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis are recognized as the services are performed for the client.

For fixed price Managed services contracts where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements for gross reporting under EITF 99-19, Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $1.5 million and $2.1 million has been deferred as of December 29, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM

Consulting services revenue included in the Company’s traditional Customer Relationship Management (“CRM”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the traditional CRM Service Line consists of marketing application hosting, email fulfillment and remote application support. Revenue related to hosting services is generally a fixed monthly fee and is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to email fulfillment services is recognized as the services are provided to the client based on the number of emails distributed for the client. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

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

If the Company estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated.

The Company maintains allowances for doubtful accounts for estimated losses resulting from clients not paying for unpaid or disputed invoices for contractual services provided. Additional allowances may be required if the financial condition of our clients deteriorates.

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

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant (see Note Fifteen “Stock-Based Compensation”).

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2007. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. In prior years, a portion of the accruals related to office space reductions, office closures and associated contractual lease obligations that were based in part on assumptions and estimates of the timing and amount of sublease rentals affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on December 31, 2006. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of this Form 10-K, as well as the following:

•

Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments; reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of and revenue, and client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including Behavioral Analytics™;

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

•	Reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information technology services industry;

•	Protection of our technology, proprietary information and other intellectual property rights from challenges by third parties;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Risks associated with compliance with international, federal and state privacy laws and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to the information technology or information technology service industries, including those relating to data privacy;

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

Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimates only as of the date they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances or otherwise.

Background

For background information, see discussion under “Overview” included in Part I Item 1 of this Form 10-K.

Business Outlook

We continue to be encouraged by the strength of our new business pipeline, and the improvement in our revenue mix that are being driven by our primary Service Lines, Behavioral Analytics™ and Integrated Contact Solutions.

In fiscal year 2008, we anticipate moderate growth in overall Services revenue as a result of continued progress in our primary Service Lines. The moderate growth anticipated in these lines of business should be partially offset by the decline in our Traditional CRM Service Line. We expect moderate revenue growth in Managed services revenue as a result of higher Integrated Contact Solutions support and maintenance revenue and substantially higher Behavioral Analytics™ deployment and subscription revenue. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services, are likely to decline slightly in 2008. A decrease in Consulting services revenue is likely as the anticipated decline in CRM Consulting will only be partially offset by modest and substantial growth in Consulting revenue from our Integrated Contact Solutions and Behavioral Analytics™ Service Lines, respectively.

Product revenue is expected to increase slightly in 2008. Product revenue levels, however, may fluctuate significantly in each fiscal quarter because the Company is not always selected as the product supplier for the engagement.

We continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral Analytics™ solution. These investments will continue to put pressure on our profitability and cash resources in 2008, but we believe they are required to continue to build our Managed services backlog and to maintain and strengthen our competitive advantage. In light of this pressure, management has and will continue to assess all areas of the cost structure to identify opportunities to maximize profitability and cash resources. For example, the Salary Replacement Program was extended beyond the initial period and expanded to include additional employees.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $72.8 million as of December 29, 2007 and $60.7 million as of December 30, 2006. Of the December 29, 2007 backlog, 63% is related to Behavioral Analytics™, 27% is related to our Integrated Contact Solutions offerings and the remaining balance is from other Managed services.

The Company uses the term backlog with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on its currently contracted terms and, when applicable, currently anticipated levels of usage and performance. Actual usage and performance might be greater or less than anticipated. In general, the Company’s Managed services contracts may be terminated by the customer without cause, but early termination by a customer usually requires a substantial early termination payment or forfeiture of prepaid contract amounts. Managed services contracts range from one to five years in duration.

Year Ended December 29, 2007 Compared with the Year Ended December 30, 2006

Revenue

	For the Fiscal Years Ended
	2007		2006
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$49.4	51%	$44.3	52%
Managed services	38.6	40%	27.7	32%

Services revenue	88.0	91%	72.0	84%
Product	9.2	9%	13.6	16%

Net revenue	97.2	100%	85.6	100%
Reimbursed expenses	4.9		4.2

Total revenue	$102.1		$89.8

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 14% to $97.2 million in fiscal year 2007, an increase of $11.6 million, from $85.6 million in fiscal year 2006.

Revenue from Consulting services increased by $5.1 million to $49.4 million in fiscal year 2007 from $44.3 million in fiscal year 2006, an increase of 12%. Consulting services represented 51% and 52% of net revenue for fiscal years 2007 and 2006, respectively. The increase in Consulting services revenue is primarily due to 30% growth of our Integrated Contact Solutions Service Line driven by our continued focus on the service line, a general movement toward voice over IP solutions in the call center market space and the strengthening of our relationship with Cisco, one of the largest providers of the technology that enables voice over IP solutions. Also, our Behavioral Analytics™ Service Line grew 151% in 2007, driven by a continuously increasing focus on the service line that resulted in a significant increase in the number of assessments in 2007 compared to 2006. The growth in our two primary service lines was partially offset by slower growth in our Traditional CRM consulting revenue as we continue to shift our focus to our two primary service lines. Spending by our Consulting services clients may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Utilization of billable consulting personnel was 76% for fiscal year 2007, compared to 73% for fiscal year 2006. Utilization is defined as billed time as a percentage of total available time. The average bill rate remained constant at $151 for the 2007 and 2006 fiscal years.

Revenue from Managed services was $38.6 million in fiscal year 2007, an increase of $10.9 million, or 39%, from $27.7 million in fiscal year 2006. Managed services represented 40% of net revenue for fiscal year 2007, compared to 32% of net revenue for fiscal year 2006. The increase in revenue from Managed services resulted from the transition of several Behavioral Analytics™ projects from the assessment to the subscription phase in late 2006 and in 2007 and from the continued growth of support and maintenance revenue from existing clients in our Integrated Contact Solutions Service Line. As we continue to transition clients from the assessment phase to the deployment phase in our Behavioral Analytics™ service line and as we continue to provide maintenance and support services to a growing base of clients that we have installed voice over IP systems for, we expect Managed services revenue to continue to grow as a percentage of our net revenue.

Revenue from the sale of Product decreased by 32%, or $4.4 million, to $9.2 million in fiscal year 2007 from $13.6 million in fiscal year 2006. Revenue from the sale of Product represented 9% of net revenue for fiscal year 2007 compared to 16% of net revenue for fiscal year 2006. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resale products to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

Management no longer views revenue from international operations as a separate segment. Although the Company does support and will continue to support its international customer base, management is not actively seeking new international business, does not manage international operations separately, and is in the process of closing international subsidiaries and remote offices that are no longer in use.

The Company’s top 5 clients accounted for 41% of total revenue in fiscal year 2007, compared to 42% in fiscal year 2006. The top 10 clients accounted for 54% of total revenue in fiscal year 2007, compared to 62% in fiscal year 2006. The top 20 clients accounted for 73% of total revenue in fiscal year 2007, compared to 79% of total revenue in fiscal year 2006. One customer, United HealthCare Services, Inc., accounted for 24% of total revenue in fiscal year 2007, compared to 20% of total revenue in fiscal year 2006. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single customer or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Beginning in fiscal year 2007, the Company classified certain expenses, which had been previously reported within Cost of services as Selling, general and administrative expense. The three changes are:

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

In prior years, the employees who worked on Managed services engagements and account management functions performed a variety of tasks all of which were classified as cost of services. Beginning in 2007, many of these employees were more focused on selling and general administrative tasks, which is why we now classify non-client revenue generating activities as Selling, general and administrative expenses. We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately and reliably estimate prior periods under the new approach.

As a result of these changes, in fiscal year 2007 Cost of services decreased and Selling, general and administrative expense increased by $18.3 million, including $4.7 million of stock-based compensation. The impact of these changes in classification is further described in the discussion below.

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

Cost of services in fiscal year 2007 was $58.5 million, or 66% of Services revenue, compared to $58.6 million, or 81% of Services revenue, in fiscal year 2006. The slight decrease in cost was primarily due to the reclassification of $18.3 million of non-revenue generating costs related to account management, solution development/support, and delivery executive/support as discussed above that was almost completely offset by higher internal and external resource costs of $8.6 million, increased stock-based compensation expenses of $4.1 million, increased Behavioral Analytics™ amortized implementation costs net of deferrals of $3.1 million, and higher third party support costs that related to the increase in Integrated Contact Solutions Managed service revenue of $1.8 million. The percentage decrease is primarily due to cost reclassifications for non-revenue generating costs (as discussed above) of 21% and increased utilization of our Consulting services resources of 2%, partially offset by increased stock-based compensation including bonuses paid with stock awards of 5% and other small decreases.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our Integrated Contact Solutions Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor — specific mix of the products we resell within a period and our ability to qualify for rebates from our largest Product vendor.

Rebates fluctuate with the volume of Cisco product sold, and are based on a percentage of our cost for the product. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside our control. In the first half of 2006, we recognized these rebates in our financial statements in the period when contingencies associated with the contractual payment were resolved. In the second half of fiscal year 2006, we began to recognize the value of these rebates in the period we sold the product because we historically met all required criteria and had the ability to reasonably estimate the value of these rebates.

Cost of product in fiscal year 2007 was $7.0 million, or 76% of Product revenue, compared to $10.2 million, or 75% of Product revenue in fiscal year 2006. The cost decrease is primarily due to the decrease in Product revenue and changes in our treatment of earned rebates. The percentage increase was primarily due to the mix of vendor specific products sold in fiscal year 2007 and the change in our treatment of rebates.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation, commissions and employee benefits for business development, account management, solution development/

support, marketing and administrative personnel, as well as facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services. Prior to 2007, all costs related to account management and solution development/support and delivery executive/support personnel were included in Cost of services.

Selling, general and administrative expenses increased $21.8 million to $47.1 million in fiscal year 2007 from $25.3 million in fiscal year 2006. This increase is primarily due to the change in the classification of non-revenue generating costs associated with account management, solution development/support and delivery executive/support personnel of $18.3 million as discussed above. Additional increases in the expenses were in cash and stock-based compensation of $1.7 million due to new hires and increased bonuses, audit and tax fees of $0.4 million mainly due to Sarbanes-Oxley compliance fees and incremental outside tax support, facilities cost of $0.6 million due to additional leased space and recruiting expense of $0.2 million due to increased staffing requirements.

Severance and Related Costs

To improve operating efficiencies we established two business units aligned along our primary Service Lines, Behavioral Analytics™ and Integrated Contact Solutions in late 2007. As part of the company’s restructuring, key functions were reviewed and evaluated, and 41 positions were eliminated in late 2007. This helped facilitate the realignment of the business into these two primary business units. The position reductions are expected to generate annual cash savings of nearly $8 million. In addition, the restructuring should deliver an additional $1 million of cash savings from additional compensation adjustments and reduction in non-billable expenses. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Severance and related costs were $1.3 million in fiscal year 2007 compared to $0.7 million in fiscal year 2006. The $1.3 million of expense recorded in fiscal year 2007 is primarily related to severance and benefits due to the 41 employees who were terminated in the fourth quarter restructuring action. The $0.7 million of expense recorded in fiscal year 2006 is primarily related to $0.7 million of employee severance and related costs for the elimination of twelve positions in 2006.

Depreciation

Depreciation expense increased $1.1 million, or 52%, to $3.2 million in fiscal year 2007 compared to $2.1 million in fiscal year 2006. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Amortization of Intangibles

Amortization of intangibles remained constant at $0.4 million in fiscal years 2007 and 2006.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $20.3 million for fiscal year 2007, compared to an operating loss of $11.8 million for fiscal year 2006.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) increased $0.8 million to $1.5 million in fiscal year 2007, compared to $0.7 million in fiscal year 2006. The $0.8 million increase was primarily related to higher average cash balances in 2007 because of the cash raised in the December 2006 rights offering, higher yields on our investments in 2007 and the impact of favorable exchange rates on an intercompany settlement in 2007.

Income Tax Benefit (Provision)

The income tax benefit was $0.1 million in fiscal year 2007, compared to an expense of $0.1 million in fiscal year 2006. As of December 29, 2007, total deferred tax assets of $48.8 million are offset by a valuation allowance of $48.6 million. The income tax benefit in 2007 resulted from a reversal of $0.1 million of the valuation allowance primarily related to certain state net operating losses (“NOL’s”). We expect to utilize these NOL’s before they expire. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $20.1 million in fiscal year 2007 compared to a net loss available to common stockholders of $12.6 million in fiscal year 2006. These losses include dividends paid to preferred shareholders of $1.4 million and $1.5 million in 2007 and 2006, respectively. We reported a net loss of $2.40 per share on a basic and diluted basis in fiscal year 2007, compared to a net loss of $1.86 per share on a basic and diluted basis in fiscal year 2006.

Year Ended December 30, 2006 Compared with the Year Ended December 31, 2005

Revenue

	For the Fiscal Years Ended
	2006		2005
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$44.3	52%	$46.0	61%
Managed services	27.7	32%	19.6	26%

Services revenue	72.0	84%	65.6	87%
Product	13.6	16%	9.7	13%

Net revenue	85.6	100%	75.3	100%
Reimbursed expenses	4.2		3.7

Total revenue	$89.8		$79.0

Net revenue for fiscal year 2006 was total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 14% to $85.6 million in fiscal year 2006, up $10.3 million from $75.3 million in fiscal year 2005.

Revenue from Consulting services decreased 4% to $44.3 million in fiscal year 2006, from $46.0 million in fiscal year 2005. Consulting services revenue represented 52% and 61% of net revenue for fiscal years 2006 and 2005, respectively. The decrease in Consulting services revenue was primarily due to decreased demand for our traditional CRM Consulting services and was, partially offset by the 37% growth of our Integrated Contact Solutions Service Line. Spending by our Consulting services clients may fluctuate between periods due to the short-term nature of these agreements.

Utilization of billable consulting personnel was 73% for fiscal year 2006, compared to 72% for fiscal year 2005. Utilization is defined as billed time as a percentage of total available time. We experienced pricing pressures that resulted in an average hourly billing rate of $151 for fiscal year 2006 and $154 for fiscal year 2005.

Revenue from Managed services increased to $27.7 million in fiscal year 2006 from $19.6 million in fiscal year 2005. Managed services revenue represented 32% and 26% of net revenue for fiscal years 2006 and 2005, respectively. The increase in Managed services revenue resulted from the continued growth in our Integrated Contact Solutions Service Line and the transition of several Behavioral Analytics™ projects to the subscription phase of their respective arrangements.

Revenue from the sale of Product increased $3.9 million, or 40%, to $13.6 million in fiscal year 2006 from $9.7 million in fiscal year 2005. Revenue from the sale of Product represented 16% and 13% of net revenue for fiscal years 2006 and 2005, respectively. This increase was primarily driven by the growth in our Integrated Contact Solutions Service Line. There are significant variances in size among individual engagements within this Service Line and the Company is not always selected as the Product supplier for the engagement. As a result, annual and quarterly Product revenue may fluctuate significantly.

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

Our revenue concentration increased as our top 5 clients accounted for 42% and 37% of total revenue in fiscal years 2006 and 2005, respectively. The top 10 clients accounted for 62% and 56% of total revenue for fiscal years 2006 and 2005, respectively. In addition, the top 20 clients accounted for 79% of total revenue for fiscal year 2006 and 72% of total revenue for fiscal year 2005. One customer, United Healthcare Services, Inc., accounted for 20% of total revenue for fiscal year 2006 and 13% of total revenue for fiscal year 2005, respectively. Higher concentration of revenue with a single customer or a limited group of clients can result in increased revenue risk should one of these clients significantly reduce its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses was primarily comprised of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel, third-party pass through costs related to our Managed services and the cost of third-party product. Cost of revenue before reimbursed expenses also included employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of revenue before reimbursed expenses excludes depreciation and amortization.

Cost of revenue before reimbursed expenses as a percentage of net revenue was driven primarily by the prices we obtained for our solutions and services, the billable utilization of our Consulting services delivery personnel and the relative mix of business between Consulting services, Managed services and Product. The cost of Product was impacted by our ability to qualify for rebates from our largest Product vendor. The amount of the rebates varied with the size of our Product revenue, as the rebates were calculated as a percentage of the specific Product cost. Eligibility for these rebates was determined by our ability to meet vendor-established performance criteria, some of which were outside our control. Prior to the third quarter of 2006, we recognized these rebates in our financial statements in the period when any contingency associated with the contractual payment was resolved. In the second half of 2006, we began to recognize the value of these rebates in the period we purchased the product because of our historical performance of meeting all required criteria and our ability to reasonably estimate the value of these rebates. The impact of this change resulted in a $0.5 million reduction of Product cost in 2006.

Cost of revenue before reimbursed expenses increased $12.0 million, or 21%, to $68.8 million in fiscal year 2006 from $56.8 million in fiscal year 2005. The increase was primarily due to our investment in personnel to develop and support our Behavioral Analytics™ and Integrated Contact Solutions, higher third-party support costs driven by growth in our Integrated Contact Solutions related Managed services revenue and increased Product costs, net of rebates, due to higher Product revenue. Product rebates recognized in fiscal year 2006 totaled $2.6 million compared to $1.2 million in fiscal year 2005. Cost of revenue before reimbursed expenses as a percentage of net revenue increased to 80% in fiscal year 2006 compared to 75% in fiscal year 2005. The increase in the percentage in fiscal year 2006 was primarily due to our investment in personnel to develop and support our Behavioral Analytics™ and Integrated Contact Solutions and higher third-party support costs driven by growth in our Integrated Contact Solutions related Managed services revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation, commissions and employee benefits for business development, marketing, administrative personnel, facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications.

Selling, general and administrative expenses increased $4.9 million, or 24%, to $25.3 million in fiscal year 2006 from $20.4 million in fiscal year 2005. This increase was primarily the result of increased personnel costs required to support our Behavioral Analytics™ and Integrated Contact Solutions Service Lines.

Severance and Related Costs

In fiscal years 2006 and 2005, in response to the current business environment and shifting skill and geographic requirements, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Annual savings related to the cost reduction actions in fiscal year 2006 were $2.4 million and were realized in fiscal year 2007. Annual savings related to the cost reduction actions in fiscal year 2005 were $1.6 million and were realized in fiscal year 2006. Facility costs related to office space reductions and office closures in fiscal years 2002 and 2001 were paid pursuant to contractual lease terms through fiscal year 2007. Substantially all severance and related costs associated with cost reduction activities in 2006 and 2005 were paid by the end of the first quarter of 2007, pursuant to agreements entered into with affected employees.

Severance and related costs increased $0.3 million, to $0.7 million in fiscal year 2006 compared to $0.4 million in fiscal year 2005. The $0.7 million of expense recorded in fiscal year 2006 was primarily related to employee severance and related costs for the elimination of twelve positions. In fiscal year 2005, severance and related costs of $0.4 million reflected $0.6 million of employee severance and related costs for the elimination of nine positions, offset by favorable adjustments of $0.2 million primarily related to previously estimated facility and severance cost accruals.

Depreciation

Depreciation expense decreased by $3.1 million, or 60%, to $2.1 million in fiscal year 2006 compared to $5.2 million in fiscal year 2005. The decrease in depreciation was primarily because assets from our information technology infrastructure and our Marketing Managed services became fully depreciated.

Amortization of Intangibles

Amortization of intangibles decreased $0.1 million, or 20%, to $0.4 million in fiscal year 2006 compared to $0.5 million in fiscal year 2005. The decrease was primarily because intangible assets related to the Interelate Acquisition became fully amortized.

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

Income Tax Benefit (Provision)

Income tax provision was $0.1 million in fiscal year 2006 compared to almost $0 in fiscal year 2005. As of December 30, 2006 and December 31, 2005, total deferred tax assets of $56.6 million and $54.7 million were fully offset by valuation allowances. The level of uncertainty in predicting when we will return to acceptable levels of profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our deferred tax assets required that a full income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $12.6 million in fiscal year 2006 compared to a net loss available to common stockholders of $9.1 million in fiscal year 2005. These losses were after taking into consideration dividends paid to preferred shareholders of $1.5 million in 2006 and 2005. We reported a net loss of $1.86 per share on a basic and diluted basis in fiscal year 2006 compared to a net loss of $1.43 per share on a basic and diluted basis in fiscal year 2005.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for infrastructure and our Behavioral Analytics™ Service Line, other investments in support of revenue generation and growth and payment of Series B stock dividends. As of December 29, 2007, our principal current capital resources consist of our cash and cash equivalent balances of $21.4 million, which includes $2.1 million in foreign bank accounts, and restricted cash of $2.5 million. Our cash and cash equivalents position decreased $10.2 million, or 32%, as of December 29, 2007 compared to $31.6 million as of December 30, 2006.

In fiscal year 2007, the decrease in cash was primarily due to the operating loss, capital expenditures, acquisition of treasury stock, and dividend payments partially offset by positive working capital management. In December 2006, the increase in cash was primarily due to the completion of a rights offering that resulted in net proceeds to the Company of $17.8 million, partially offset by operating losses, capital expenditures, dividend payments and working capital requirements. Restricted cash increased to $2.5 million as of December 29, 2007 compared to $0.3 million at December 30, 2006. The $2.2 million increase in restricted cash was used as collateral for a letter of credit issued in support of our capital lease obligation. See “Bank Facility” below for a description of the contractual requirements restricting the use of this cash.

Cash Flows from Operating Activities

The company improved its cash flows from operating activities by $4.4 million, generating $1.4 million of cash in fiscal year 2007 compared to using $3.0 million of cash during fiscal year 2006. This improvement was largely the result of an increased use of stock-based compensation, prepayments from our clients related to our Managed services contracts and improved working capital management partially offset by a larger net loss and payments of deferred Managed services costs including Behavioral Analytics™ deployment costs and third party maintenance contracts. Net cash outflows of $3.0 million in fiscal year 2006 arose primarily from operating losses, payment of deferred Managed services costs and an increase in accounts receivable, annual corporate insurance payments and incentive compensation largely offset by prepayments from our clients related to our Managed services contracts. Average Days Sales Outstanding (“DSO”) of 47 days at December 29, 2007 represented a decrease of 2 days compared to 49 days at December 30, 2006. We do not expect any significant collection issues with our clients. At December 29, 2007, there remained $0.8 million of unpaid severance and related costs. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Cash Flows from Investing Activities

The Company used $4.5 million of cash during fiscal year 2007 primarily for capital expenditures. Included in this figure was $1.5 million of software and hardware and $0.5 million to build out a new data center both, related to the expansion of our Behavioral Analytics™ Service Line. During fiscal year 2006, the sale of short-term investments provided $4.0 million, which was offset by capital expenditures and other of $4.0 million. We currently expect our capital expenditures to be between $6 and $8 million for fiscal year 2008 and plan on funding these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $6.9 million of cash during fiscal year 2007 as compared to generating $16.6 million in cash during fiscal year 2006 from financing activities. Net cash outflows of $6.9 million during fiscal year 2007 were primarily attributable to $3.6 million of cash used to acquire treasury stock, $2.2 million used to fund the required deposit of cash security for the credit line and $1.5 million used to pay dividends on Series B convertible preferred stock (“Series B stock”), partially offset by proceeds of $0.4 million from the exercise of stock options and employee stock purchases. The treasury stock acquired reflects shares that were obtained to meet employee tax obligations associated with stock award vestings. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled and not recorded as treasury stock.

Net cash inflows of $16.6 million during fiscal year 2006 were primarily attributable to $17.8 million of net proceeds from the issuance of 1,001,342 shares in connection with the rights offering offset by cash dividend payments on Series B stock of approximately $1.5 million.

A semi-annual dividend payment of approximately $0.6 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would decrease by any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at time of conversion.

Liquidity

Our near-term capital resources consist of our current cash balances together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $21.4 million as of December 29, 2007 and $31.6 million as of December 30, 2006. In addition, our restricted cash of $2.5 million with Bank of America (the “Bank”) at December 29, 2007 is available to support letters of credit issued under our credit facility (as described below) to support collateral requirements for our capital lease agreements and to accommodate a credit requirement at the Bank associated with the purchase and transfer of foreign currencies and credit card payments. For 2008, we will increase the use of stock-based compensation compared to 2007. See “Salary Replacement Program under Note Fifteen “Stock-Based Compensation” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

We anticipate that our current unrestricted cash resources, together with capital lease financing, other internally generated funds and other financing alternatives, will be sufficient to satisfy our expected short-term working capital and capital expenditure needs for the next twelve months. If, however, our operating activities, capital expenditure requirements or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or suspense or cancellation of a large project, there is no assurance that we would have access to additional external capital resources on acceptable terms.

Bank Facility

The Company maintains a Loan Agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) increased to $5.0 million at year end 2007 from $2.0 million at year end 2006. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $2.5 million related to letters of credit issued under the Facility to support our capital lease obligations and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, $2.5 million remains available under the Facility at December 29, 2007. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal years 2007 and 2006, respectively. See Note Twelve “Line of Credit” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Accounts Receivable Customer Concentration

At December 29, 2007, one customer, United HealthCare Services, Inc., accounted for 28% of total net accounts receivable. We collected 67% of that amount through March 11, 2008. Of the total December 29, 2007 gross accounts receivable, we collected 65% as of March 11, 2008. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations at December 29, 2007 were $1.5 million. We entered into a capital lease agreement with a lease company to lease hardware and software. We expect capital lease obligations to increase $5-$6 million during fiscal year 2008 as we continue to expand our investment in Behavioral Analytics™ infrastructure. At the current time the Company is required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There were no capital lease obligations at December 30, 2006.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet at December 29, 2007. These commitments are as follows:

Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
(In millions)
Letters of credit	$2.3	$—	$2.3	$—	$—
Operating leases	$5.8	$1.9	$2.5	$0.6	$0.8
Capital leases	$2.0	$0.7	$1.3	$—	$—
Severance and related costs	$0.8	$0.8	$—	$—	$—
Purchase obligations	$4.4	$4.4	$—	$—	$—

Total	$15.3	$7.8	$6.1	$0.6	$0.8

Due to the existence of the Company’s net operating loss carryover as described in Note Seven “Income Taxes” included in Part II Item 8 of this Form 10-K, no net contractual obligations related to FASB Interpretation No. 48 (“FIN 48”) adjustments exist as of December 29, 2007.

Letters of Credit

Reflects standby letters of credit issued as collateral for capital leases. The terms of our Bank Facility requires us to deposit a like amount of cash into a restricted cash account at the Bank for the duration of the letter of credit commitment period. The above amounts reflect the face amount of these letters of credit that expire in each period presented. To the extent these letters of credit expire without a claim being made, the cash deposited in the restricted cash account will be transferred back to an unrestricted cash account.

Leases

Reflects leases entered into by the Company for technology and office equipment as well as office and data center space. Liabilities for capital leases are reflected on our balance sheet as of December 29, 2007.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2007. Liabilities for these required payments are reflected on our balance sheet as of December 29, 2007.

Purchase Obligations

Purchase obligations include both commitments reflected as liabilities on our balance sheet as of December 29, 2007 as well as non cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” — Including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company is required to adopt SFAS 159 beginning in fiscal year 2008. The company does not expect to elect the fair value option permitted under SFAS 159 so adoption will have no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company intends to adopt SFAS 157 effective January 1, 2008 and does not expect the implementation to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryover, which is offset with a reduction to the valuation allowance with no net change to retained earnings. The Company had unrecognized tax benefits of $12.8 million as of December 31, 2006, the date of adoption.

In June 2006, the FASB ratified a consensus opinion reached by EITF on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective December 31, 2006. The Company presents these taxes on a net basis. The adoption of EITF Issue 06-3 did not have a material effect on the financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the fiscal years ended December 29, 2007 and December 30, 2006, 6% and 11%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes and do not expect to in the future. We do not currently engage in hedging foreign currency risk and do not expect to in the future.

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

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page
Financial Statements:
Report of Grant Thornton LLP Independent Registered Public Accounting Firm	36
Report of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets — as of December 29, 2007 and December 30, 2006	39
Consolidated Statements of Operations — for the fiscal years ended 2007, 2006 and 2005	40
Consolidated Statements of Cash Flows — for the fiscal years ended 2007, 2006 and 2005	41
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss — for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	42
Notes to Consolidated Financial Statements	43
Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts — for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

eLoyalty Corporation:

We have audited the accompanying consolidated balance sheets of eLoyalty Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the two years ended December 29, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II. We also have audited the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note fifteen to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006.

As discussed in Note Seven to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the two years ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/    GRANT THORNTON LLP

Chicago, Illinois

March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eLoyalty Corporation:

In our opinion, the consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows, for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of eLoyalty Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois

March 13, 2006, except for the 2005 stock based compensation disclosures in Note Fifteen to the consolidated financial statements, as to which the date is March 9, 2007 and except for the segment disclosures in Note Nineteen to the consolidated financial statements, as to which the date is March 10, 2008

eLOYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 29, 2007	December 30, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$21,412	$31,645
Restricted cash	2,455	283
Receivables, net	11,322	12,816
Prepaid expenses	8,465	5,352
Other current assets	1,074	2,125

Total current assets	44,728	52,221
Equipment and leasehold improvements, net	7,391	4,793
Goodwill	2,643	2,643
Intangibles, net	828	1,034
Other long-term assets	4,461	3,877

Total assets	$60,051	$64,568

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$2,997	$4,247
Accrued compensation and related costs	5,555	3,479
Unearned revenue	11,772	7,435
Other current liabilities	3,783	4,420

Total current liabilities	24,107	19,581
Long-term unearned revenue	7,416	5,411
Other long-term liabilities	1,625	60

Total liabilities	33,148	25,052

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,745,070 and 4,098,369 shares issued and outstanding with a liquidation preference of $19,768 and $21,633 at December 29, 2007 and December 30, 2006, respectively	19,100	20,902
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 9,885,458 and 9,078,794 shares issued at December 29, 2007 and December 30, 2006; and 9,735,492 and 9,078,794 outstanding at December 29, 2007 and December 30, 2006, respectively	99	91
Additional paid-in capital	172,483	162,059
Accumulated deficit	(158,548)	(139,810)
Treasury stock, at cost, 149,966 shares at December 29, 2007	(2,731)	—
Accumulated other comprehensive loss	(3,500)	(3,726)

Total stockholders’ equity	7,803	18,614

Total liabilities and stockholders’ equity	$60,051	$64,568

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended
	2007	2006	2005
Revenue:
Services	$88,046	$71,980	$65,556
Product	9,185	13,579	9,710

Revenue before reimbursed expenses (net revenue)	97,231	85,559	75,266
Reimbursed expenses	4,874	4,269	3,742

Total revenue	102,105	89,828	79,008
Operating Expenses:
Cost of services	58,496	58,604	49,477
Cost of product	6,993	10,183	7,331

Cost of revenue before reimbursed expenses	65,489	68,787	56,808
Reimbursed expenses	4,874	4,269	3,742

Total cost of revenue, exclusive of depreciation and amortization shown below	70,363	73,056	60,550
Selling, general and administrative	47,075	25,328	20,385
Severance and related costs	1,333	737	411
Depreciation	3,186	2,095	5,151
Amortization of intangibles	423	370	532

Total operating expenses	122,380	101,586	87,029

Operating loss	(20,275)	(11,758)	(8,021)
Interest and other income (expense), net	1,484	681	374

Loss before income taxes	(18,791)	(11,077)	(7,647)
Income tax benefit (provision)	53	(71)	17

Net loss	(18,738)	(11,148)	(7,630)
Dividends related to Series B preferred stock	(1,405)	(1,464)	(1,471)

Net loss available to common stockholders	$(20,143)	$(12,612)	$(9,101)

Basic net loss per common share	$(2.40)	$(1.86)	$(1.43)

Diluted net loss per common share	$(2.40)	$(1.86)	$(1.43)

Shares used to calculate basic net loss per share	8,399	6,769	6,359

Shares used to calculate diluted net loss per share	8,399	6,769	6,359

Stock-based compensation, primarily restricted stock, included in individual line items above:
Cost of services	$1,004	$1,632	$1,154
Selling, general and administrative	9,444	2,386	1,462
Severance and related costs	196	—	(25)

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	2007	2006	2005
Cash Flows from Operating Activities:
Net loss	$(18,738)	$(11,148)	$(7,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,609	2,465	5,683
Stock-based compensation	10,448	4,018	2,616
Provision for uncollectible amounts	168	—	—
Deferred income taxes	(129)	—	—
Changes in assets and liabilities:
Receivables	1,466	(1,977)	344
Prepaid expenses	(3,533)	(5,314)	(319)
Other assets	1,622	(771)	332
Accounts payable	(1,271)	2,266	457
Accrued compensation and related costs	2,057	(1,962)	(1,958)
Unearned revenue	6,233	8,306	(800)
Other liabilities	(550)	1,113	(726)

Net cash provided by (used) in operating activities	1,382	(3,004)	(2,001)

Cash Flows from Investing Activities:
Sale of short-term investments	—	4,000	3,772
Purchase of short-term investments	—	—	(797)
Capital expenditures and other	(4,520)	(3,979)	(1,502)

Net cash (used in) provided by investing activities	(4,520)	21	1,473

Cash Flows from Financing Activities:
Proceeds from rights offering, net	24	17,754	—
(Increase) decrease in restricted cash	(2,172)	241	174
Acquisition of treasury stock	(3,637)	—	—
Payment of Series B dividends	(1,468)	(1,464)	(1,480)
Proceeds from stock compensation and employee stock purchase plans, net	422	67	—
Principal payments under capital lease obligations	(27)	—	—

Net cash (used in) provided by financing activities	(6,858)	16,598	(1,306)

Effect of exchange rate changes on cash and cash equivalents	(237)	179	(410)

(Decrease) increase in cash and cash equivalents	(10,233)	13,794	(2,244)
Cash and cash equivalents, beginning of period	31,645	17,851	20,095

Cash and cash equivalents, end of period	$21,412	$31,645	$17,851

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,518	$—	$—
Capital equipment purchased on credit	1,518	—	—
Change in net unrealized security gain	451	—	—

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$1,192	$—	$17
Interest paid	(97)	—	—

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	(Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	7,407,065	$74	$150,659	$(121,032)	$—	$(3,451)	$(7,287)	$18,963

Net loss				(7,630)				(7,630)
Foreign currency translation						(496)		(496)

Comprehensive loss								(8,126)
Issuance of restricted common stock	373,734	4	1,992				(1,996)	—
Amortization/forfeitures of unearned compensation	(219,719)	(2)	(1,490)				3,342	1,850
Series B conversions	50,835		259					259
Preferred stock dividend			(1,471)					(1,471)

Balance, December 31, 2005	7,611,915	$76	$149,949	$(128,662)	$—	$(3,947)	$(5,941)	$11,475

Net loss				(11,148)				(11,148)
Foreign currency translation						221		221

Comprehensive loss								(10,927)
Reclassification of unearned compensation			(5,941)				5,941	—
Rights offering, net	1,001,342	10	17,744					17,754
Issuance of common stock for option awards exercised	11,963		67					67
Issuance of common stock related to employee stock programs	754,718	7	407					414
Amortization/forfeitures of unearned compensation	(302,743)	(2)	1,289					1,287
Series B conversions	1,599		8					8
Preferred stock dividend			(1,464)					(1,464)

Balance, December 30, 2006	9,078,794	$91	$162,059	$(139,810)	$—	$(3,726)	$—	$18,614

Net loss				(18,738)				(18,738)
Foreign currency translation						(225)		(225)
Unrealized gain on marketable securities						451		451

Comprehensive loss								(18,512)
Rights offering, net			24					24
Issuance of common stock for option awards exercised	22,279		257					257
Issuance of common stock related to employee stock programs	639,998	6	2,947					2,953
Amortization/forfeitures of unearned compensation	(165,142)	(1)	7,708					7,707
Purchase of treasury shares					(3,637)			(3,637)
Issuance of treasury shares	(43,770)		(906)		906			—
Series B conversions	353,299	3	1,799					1,802
Preferred stock dividend			(1,405)					(1,405)

Balance, December 29, 2007	9,885,458	$99	$172,483	$(158,548)	$(2,731)	$(3,500)	$—	$7,803

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share data)

Note One — Description of Business

eLoyalty helps its clients achieve breakthrough results with revolutionary analytics and advanced technologies that drive continuous business improvement. With a long track record of delivering proven solutions for many of the Fortune 1000, eLoyalty’s offerings include Behavioral Analytics™, Integrated Contact Solutions and CRM Consulting Services, aligned to enable focused business transformation.

eLoyalty is focused on growing and developing its business through two primary Service Lines: Behavioral Analytics™ and Integrated Contact Solutions. Through these Service Lines and through our traditional CRM business, the Company generates three types of revenue: (1) Consulting services revenue, which is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue, which is recurring, annuity revenue that is secured through long-term (generally one to five year) contracts; and (3) Product revenue, which is generated through the resale of third-party software and hardware.

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End

The fiscal year-end dates presented are December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidation

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

Reclassifications and Revisions

Beginning in fiscal year 2007, the Company classified certain expenses, which had been previously reported within Cost of services, as Selling, general and administrative expense. The three changes are:

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In prior years, the employees who worked on Managed services engagements and account management functions performed a variety of tasks all of which were classified as cost of services. Beginning in 2007 many of these employees are more focused on selling and general administrative tasks, which is why we now classify non client revenue generating activities as Selling, general and administrative expenses. We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately estimate prior periods under the new approach.

As a result of these changes, for the fiscal year ended 2007 Cost of services decreased and Selling, general and administrative expense increased by $18.3 million, including $4.7 million of stock-based compensation.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of December 29, 2007 and December 30, 2006, this deferred revenue totaled $5.4 million and $5.5 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. These deferred costs totaled $3.5 million as of December 29, 2007 and $3.7 million as of December 30, 2006.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and is recognized as the service is performed for the client.

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of contact center support and monitoring. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis are recognized as the services are performed for the client.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fixed price Managed services contracts where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements for gross reporting under EITF 99-19, Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which consists primarily of third-party software and hardware resold by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $1.5 million and $2.1 million has been deferred as of December 29, 2007 and December 30, 2006, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM

Consulting services revenue included in the Company’s traditional Customer Relationship Management (“CRM”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

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

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of services primarily consists of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general and administrative personnel working on direct, revenue generation activities and third-party pass through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation, commissions and employee benefits for business development, account management, solution development/support, marketing and administrative personnel, as well as facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services. Prior to 2007, all costs related to account management and solution development/support and delivery executive/support personnel were included in Cost of services.

Loss Per Common Share

The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per common share has been computed by dividing the net loss available to common stockholders for each period presented by the weighted average shares outstanding. Diluted loss per common share has been computed by dividing the net loss available to common stockholders by the weighted average shares outstanding plus the dilutive effect of common stock equivalents, which consist of convertible preferred stock, restricted stock awards and options, using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to Series B stock, unvested restricted stock, unissued installment stock awards and stock options, was not included in the diluted loss per share calculation as it was antidilutive.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 29, 2007 and December 30, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash principally represents cash as security for The Company’s line of credit, letters of credit including letters of credit issued to support our capital lease obligations, plus a de minimis reserve to accommodate a bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments.

Short-term Investments

Short-term investments consisted of auction rate municipal bonds and auction rate preferred funds. All of these short-term investments were classified as available-for-sale securities. These auction rate securities were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities in fiscal year 2006, we liquidated these securities primarily through the auction process. As a result, we had no material cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. All income generated from these short-term investments was recorded as interest income. As of December 29, 2007, $0.5 million of investments were included in other current assets. As of December 30, 2006, we did not have any short-term investments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and receivables. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company’s receivables are derived from revenue earned from clients located primarily in the U.S. and are denominated in U.S. dollars. For the fiscal years ended 2007, 2006 and 2005, one client, United HealthCare Services, Inc., accounted for 24%, 20% and 13% of total revenue, respectively, in such years. At December 29, 2007 and December 30, 2006, the same client accounted for 27% and 31% of total net receivables, respectively.

Equipment and Leasehold Improvements

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

The Company accounts for software developed for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As such, costs incurred that relate to the planning and post-implementation phases of development are expensed. Costs incurred during application development stage are capitalized and amortized over the asset’s estimated useful life, generally three to five years.

The Company leases certain equipment using both capital leases and operating leases as prescribed under SFAS No. 13 “Accounting for Leases.” Assets leased under capital leases are recorded at the present value of future lease payments and depreciated on a straight line basis of three years. Prior to 2007, there were no assets acquired through capital leases.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

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

There has been no impairment identified as a result of the annual review of goodwill as of December 29, 2007, December 30, 2006 and December 31, 2005. The carrying value of goodwill was $2.6 million as of December 29, 2007 and December 30, 2006.

Intangible Assets

Intangible assets reflect intangibles related to the 2004 Interelate Acquisition and the 2003 purchase of a license for certain intellectual property. These assets are amortized over 12 months to 60 months. The original cost of intangible assets as of December 29, 2007 and December 30, 2006 was $2.5 million and $2.3 million, respectively. Accumulated amortization of intangible assets as of December 29, 2007 and December 30, 2006 were $1.7 million and $1.3 million, respectively. In addition, for the fiscal years ended 2007 and 2006, the Company included $0.4 million and $0.2 million of cost related to patent applications as intangibles assets. Amortization expense of intangible assets will be $0.3 million and $0.2 million for fiscal years 2008 and 2009, respectively and rounds to zero thereafter.

Income Taxes

The Company uses an asset and liability approach, as required under SFAS No. 109, “Accounting for Income Taxes,” for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards. The Company does not provide U.S. deferred income taxes on earnings of U.S. or foreign subsidiaries, which are expected to be indefinitely reinvested.

Stockholders’ Equity

Stockholders’ equity includes common stock issued, additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss. The 3.7 million shares of Series B stock are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as the preferred stockholders have the ability to initiate a redemption upon the occurrence of certain events that are considered outside the Company’s control.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income (loss). Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in interest and other income (expense) within the consolidated statements of operations.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, beginning January 1, 2006, using the modified prospective method. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes a fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Historical Company information is the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant (see Note Fifteen “Stock-Based Compensation”).

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” — Including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company is required to adopt SFAS 159 beginning in fiscal year 2008. The company does not expect to elect the fair value option permitted under SFAS 159 so adoption will have no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company intends to adopt SFAS 157 effective January 1, 2008 and does not expect the implementation to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryover, which is offset with a reduction to the valuation allowance with no net change to retained earnings. The Company had unrecognized tax benefits of $12.8 million as of December 31, 2006, the date of adoption.

In June 2006, the FASB ratified a consensus opinion reached by EITF on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective December 31, 2006. The Company presents these taxes on a net basis. The adoption of EITF Issue 06-3 did not have a material effect on the financial statements.

Note Three — Severance and Related Costs

To improve operating efficiencies the Company has established two business units aligned along our primary Service Lines, Behavioral Analytics™ and Integrated Contact Solutions. As part of the company’s restructuring, key functions were reviewed and evaluated and 41 positions were eliminated in late 2007.

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

During fiscal years 2007, 2006 and 2005, the Company recognized pre-tax charges (including adjustments) of $1.3 million, $0.7 million and $0.4 million, respectively. The $1.3 million of expense recorded during 2007 is related to employee severance and related costs for the elimination of 41 positions. The $0.7 million of expense recorded during 2006 is primarily related to $0.8 million of employee severance and related costs for the elimination of twelve positions in the North American and International segments, offset by a favorable adjustment of $0.1 million related to previously estimated severance and facility cost accruals. The $0.4 million of severance and related costs for fiscal year 2005 included $0.6 million of employee severance and related costs for the elimination of nine positions in both the North American and International segments, offset by favorable adjustments of $0.2 million related to previously estimated severance cost and facility accruals.

During fiscal years 2007, 2006 and 2005, the Company made cash payments of $0.8 million, $1.1 million and $1.6 million related to cost reduction actions. Facility costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001, were paid pursuant to contractual lease terms through 2007. The Company expects substantially all remaining severance and other related accruals to be paid out by the second quarter of 2008 pursuant to agreements entered into with affected employees.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The severance and related costs and their utilization for the fiscal years ended 2005, 2006 and 2007 are as follows:

	Employee Severance	Facilities	Total
Balance, January 1, 2005	$0.7	$1.2	$1.9

Charges	0.6	—	0.6
Adjustments	(0.1)	(0.1)	(0.2)

Charged to severance and related costs	0.5	(0.1)	0.4
Payments	(1.2)	(0.4)	(1.6)

Balance, December 31, 2005	—	0.7	0.7

Charges	0.8	—	0.8
Adjustments	—	(0.1)	(0.1)

Charged to severance and related costs	0.8	(0.1)	0.7
Payments	(0.8)	(0.3)	(1.1)

Balance, December 30, 2006	—	0.3	0.3

Charges	1.3	—	1.3
Adjustments	—	—	—

Charged to severance and related costs	1.3	—	1.3
Payments	(0.5)	(0.3)	(0.8)

Balance, December 29, 2007	$0.8	$—	$0.8

As of December 29, 2007 a $0.8 million accrual remained on the balance sheet related to employee severance payments and is recorded in “Accrued compensation and related costs.”

Note Four — Receivables, Net

Receivables consist of the following:

	As of
	December 29, 2007	December 30, 2006
Amounts billed to clients	$9.6	$11.8
Unbilled revenue	1.8	1.1

	11.4	12.9
Allowances for doubtful accounts	(0.1)	(0.1)

Receivables, net	$11.3	$12.8

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 29, 2007 and December 30, 2006 consists of amounts due from clients and is anticipated to be collected within normal terms. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Five — Current Prepaid Expenses

Current prepaid expenses were $8.5 million and $5.4 million as of December 29, 2007, and December 30, 2006, respectively. The increase is primarily prepaid 3rd party support costs related to our increased revenue in our Contact Center Managed Services and deferred costs related to our Behavioral Analytics™ Managed services. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
	December 29, 2007	December 30, 2006
Integrated Contact Solutions prepaid 3rd party support costs	$4.5	$2.6
Behavioral Analytics™ deferred costs	2.3	1.2
Other	1.7	1.6

Total	$8.5	$5.4

Note Six — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 29, 2007	December 30, 2006
Computers and software	$30.7	$25.7
Furniture and equipment	2.1	2.0
Leasehold improvements	2.1	1.6

Equipment and leasehold improvements, gross	34.9	29.3
Accumulated depreciation and amortization	(27.5)	(24.5)

Equipment and leasehold improvements, net	$7.4	$4.8

Depreciation expense was $3.2 million, $2.1 million and $5.2 million for the fiscal years ended 2007, 2006 and 2005, respectively. During 2007, $1.5 million of assets were capitalized under capital leases. Depreciation of $0.1 million was taken on these assets in 2007. Prior to 2007, there were no fixed assets acquired under capital leases.

Note Seven — Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryover, which is offset with a reduction to the valuation allowance with no net change to retained earnings. The Company had unrecognized tax benefits of $12.8 million as of December 31, 2006, the date of adoption.

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

Balance at December 31, 2006	$12.8
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions as a result of lapse of statute	—
Settlements	—

Balance at December 29, 2007	$12.8

Due to the Company's worldwide net operating loss carryover position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company's worldwide net operating loss carryover position, accrued interest and penalties associated with uncertain tax positions as of December 29, 2007 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company Corporation and its subsidiaries may have various state and foreign income tax returns for immaterial jurisdictions in the process of examination throughout the reporting period.

(Loss) before income taxes consisted of the following:

	For the Fiscal Years Ended
	2007	2006	2005
United States	$(19.4)	$(12.5)	$(5.9)
Foreign	0.6	1.4	(1.7)

Total	$(18.8)	$(11.1)	$(7.6)

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit (provision) consists of the following:

	For the Fiscal Years Ended
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	(0.1)	—	—
Foreign	0.1	—	—

Total current	—	—	—

Deferred:
Federal	(0.1)	(0.1)	—
State	0.2	—	—
Foreign	—	—	—

Total deferred	0.1	(0.1)	—

Income tax benefit (provision)	$0.1	$(0.1)	$—

Total income tax benefit (provision) differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended
	2007	2006	2005
Federal tax benefit, at statutory rate	$6.5	$3.9	$2.7
State tax benefit, net of federal benefit	0.1	—	0.3
Foreign tax rate differences	—	—	0.1
Nondeductible expenses	(0.7)	(0.6)	(0.1)
Change in tax rates	(0.5)	—	—
Adjustment to net operating losses	(1.1)	—	—
Other	0.1	(0.2)	—
Valuation allowance	(4.3)	(3.2)	(3.0)

Income tax benefit (provision)	$0.1	$(0.1)	$—

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities were comprised of the following:

	As of
	December 29, 2007	December 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$47.5	$53.9
Receivable allowances	0.1	—
Other accruals	1.9	1.6
Depreciation and amortization, including goodwill	2.5	2.7
Non-deductible reserves	0.2	0.2
Tax credit carry forwards	0.4	0.6
Valuation allowance	(48.8)	(56.6)

Total deferred tax assets	3.8	2.4

Deferred tax liabilities:
Prepaid expenses	(3.8)	(2.5)

Total deferred tax liabilities	(3.8)	(2.5)

Net deferred tax asset (liability)	$—	$(0.1)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregate to an immaterial amount at December 29, 2007.

During fiscal year 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This is in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 29, 2007, net deferred tax assets of $48.8 million without regard to deferred tax liabilities related to indefinite lived intangibles were fully offset by a valuation allowance. The Company’s U.S. Federal NOLs (net operating losses) of $165.1 million and U.S. State NOLs of $103.1 million expire beginning in 2022 and 2008, respectively. The Company’s non-U.S. NOLs of $12.2 million are subject to various expiration dates beginning in 2009. The Company also carries $0.6 million in Research and Development credit carryforwards that expire beginning in 2021.

The Company’s ability to utilize its NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of the Company’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. The company has undergone a Section 382 analysis and does not believe there is a limitation on the use of NOL’s under Section 382.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was spun off from TSC into a separate, publicly traded company on February 15, 2000. Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and the Company, TSC will generally be liable to the Company for any income tax benefits realized by TSC related to the exercise of the Company stock options by TSC employees. With respect to the realizability of these tax benefits, if any, the Company is dependent on TSC’s ability to realize the benefits, and accordingly, the Company does not recognize these benefits until realized by TSC.

Note Eight — Other Long-Term Assets

Other Long-term assets were $4.5 million and $3.9 million as of December 29, 2007, and December 30, 2006. Other long-term assets primarily consist of deferred costs related to our Behavioral Analytics™ Managed services and 3rd party support costs related to our Integrated Contact Solutions Managed services. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other Long-term assets consisted of the following:

	As of
	December 29, 2007	December 30, 2006
Behavioral Analytics™ deferred costs	$2.0	$2.5
Integrated Contact Solutions prepaid 3rd party support costs	1.9	0.6
Other	0.6	0.8

Total	$4.5	$3.9

Note Nine — Current Unearned Revenue

Current unearned revenue was $11.8 million and $7.4 million as of December 29, 2007, and December 30, 2006. The increase was primarily due to growth in Integrated Contact Solutions Managed services unearned revenue. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
	December 29, 2007	December 30, 2006
Integrated Contact Solutions Managed Services	$8.5	$4.9
Behavioral Analytics™ Managed Services	2.2	1.7
Other	1.1	0.8

Total	$11.8	$7.4

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Ten — Other Current Liabilities

Other current liabilities consisted of the following:

	As of
	December 29, 2007	December 30, 2006
Series B stock dividend payable	$0.7	$0.7
Income and other taxes	0.5	0.8
Other	2.6	2.9

Total	$3.8	$4.4

Note Eleven — Long-Term Unearned Revenue

Long-term Unearned revenue was $7.4 million and $5.4 million as of December 29, 2007, and December 30, 2006. The increase reflects the pre-payment in 2007 of several multi-year agreements related to our Integrated Contact Solutions Managed services. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Long-term Unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
	December 29, 2007	December 30, 2006
Integrated Contact Solutions Managed Services	$3.7	$1.1
Behavioral Analytics™ Managed Services	3.2	3.3
Other	0.5	1.0

Total	$7.4	$5.4

Note Twelve — Line of Credit

The Company maintains a Loan Agreement with LaSalle Bank National Association (the “Bank”) which was purchased by Bank of America in 2007. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) increased to $5.0 million as of December 29, 2007 from $2.0 million as of December 30, 2006. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit, the letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $2.5 million related to letters of credit issued under the Facility to support our capital lease obligations and a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. As a result, $2.5 million remains available under the Facility at December 29, 2007. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal years 2007 and 2006, respectively.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Thirteen — Employee Benefit Plans

The Company U.S. employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 20% of their eligible compensation and up to 100% of their bonus compensation, subject to Internal Revenue Service statutory limits. For fiscal years ended 2007, 2006 and 2005, a non-discretionary matching contribution was made at the rate of 50% of the amount that a Plan participant contributed to the Plan during the year, up to 6% of the participants’ qualifying compensation with a maximum match of 3% of eligible earnings. The Company recognized expenses related to the 401(k) Plan of $1.0 million, $0.8 million and $0.7 million for fiscal years ended 2007, 2006 and 2005, respectively. In addition, the Company funds non-U.S. contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for non-U.S. plans for the periods presented.

Note Fourteen — Redeemable Convertible Preferred Stock and Capital Stock

The Company’s authorized capital stock consists of (i) 50,000,000 shares of common stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share. The Company had 9,885,458 and 9,078,794 shares of its common stock issued as of December 29, 2007 and December 30, 2006, respectively and 9,735,492 and 9,078,794 outstanding as of December 29, 2007 and December 30, 2006, respectively. The Company has designated 5,000,000 shares of its preferred stock as its redeemable 7% Series B Convertible Preferred Stock (the “Series B stock”), of which 3,745,070 and 4,098,369 shares are issued and outstanding as of December 29, 2007 and December 30, 2006, respectively.

In December 2006, the Company completed an $18.0 million Rights Offering. Under terms of the Rights Offering, persons who owned shares of the Company’s common stock or Series B Preferred Stock as of the close of business on November 20, 2006 (the record date for the Rights Offering) received the right to purchase 0.0910 shares of the Company’s common stock. These subscription rights expired on December 15, 2006. Pursuant to the terms of the Rights Offering, the Company issued 1,001,342 shares of the Company common stock at $17.97 per share.

In December 2001, at the time of issuance of the Series B stock, a beneficial conversion adjustment was calculated (since the fair market value of a share of common stock at the time exceeded the purchase price of a share of Series B stock) aggregating $4.0 million. The Series B stock was recorded at the date of issuance net of issuance costs and the beneficial conversion adjustment. The discount attributable to the issuance costs was fully accreted on the date of issuance by charging additional paid-in capital and increasing the recorded amount of Series B stock. The Series B stock was accreted to its full redemption value of $23.3 million on a straight line basis from the date of issuance to June 19, 2002 by charging additional paid-in capital $0.7 million per month and increasing the recorded amount of Series B stock by a like amount.

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

On March 17, 2000, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan is intended to assure fair and equal treatment for all of the Company’s stockholders in the event of a hostile takeover attempt.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Rights Plan, each share of the Company’s common stock has associated with it ten rights (“Rights”). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock, without par value, at an exercise price of $160 (subject to adjustment). The Rights become exercisable under certain circumstances: 10 days after the first public announcement that any person (an “acquiring person”) has acquired 15% or more of the Company’s common stock or the announcement that any person has commenced a tender offer for 15% or more of the Company's common stock. On September 24, 2001, the Company amended the Rights Plan in connection with the private placement described above. The amendment provides, among other things, that (i) TCV and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 35% of the Company’s outstanding common stock (determined after giving effect to the conversion of the new Series B stock), and (ii) Sutter Hill and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 20% of the Company’s outstanding common stock (determined after giving effect to the conversion of the Series B stock). On December 27, 2007, the Company amended the Rights Plan to provide that Tench Coxe and various related entities affiliated with Sutter Hill Ventures will not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 25% of the Company’s outstanding common stock (determined after giving effect to the conversion of the held Series B stock).

In general, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right at any time until 10 days after any person has acquired 15% or more of the Company's common stock. The Rights will expire on March 17, 2010, unless earlier redeemed by the Company or exchanged for other shares of the Company's common stock.

Under specified conditions, each Right will entitle the holder to purchase the Company's common stock (or if the Company is acquired in a merger or other business combination, common stock of the acquiror) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by the Company's Board of Directors.

Note Fifteen — Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of the Company's Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, beginning in 2000, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of the Company common stock for issuance. As of December 29, 2007, there were a total of 195,226 shares available for future grants under the 1999 Plan, 2000 Plan and from treasury stock.

Stock compensation expense was $10.6 million, $4.0 million and $2.6 million for the fiscal years ended 2007, 2006 and 2005, respectively. The Company recognized stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment” in 2007 and 2006. Prior to 2006, the Company recognized stock-based compensation under APB No. 25 “Accounting for Stock Issued to

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees”. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction for the fiscal years ended December 29, 2007 and December 30, 2006 was $4.1 million and $4.5 million, respectively.

Restricted Stock

Restricted stock awards are shares of the Company common stock granted to an individual. During the restriction period, the holder of the restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future shares of the Company common stock in specified amounts on specified vesting dates, subject to the individual remaining an the Company employee on the specified vesting dates.

Restricted and installment stock award activity was as follows for the years ended December 31, 2005, December 30, 2006 and December 29, 2007:

	Shares	Weighted Average Price
Nonvested balance at January 1, 2005	1,331,452	$5.73
Granted	406,500	$4.91
Vested	(465,727)	$5.86
Forfeited	(92,268)	$6.28

Nonvested balance at December 31, 2005	1,179,957	$5.35

Granted	761,100	$14.14
Vested	(525,221)	$6.64
Forfeited	(152,729)	$9.19

Nonvested balance at December 30, 2006	1,263,107	$9.69

Granted	433,024	$20.18
Vested	(533,258)	$11.45
Forfeited	(170,370)	$12.99

Nonvested balance at December 29, 2007	992,503	$12.80

	For the Fiscal Year Ended
	2007	2006	2005
Total fair value of restricted and installment stock awards vested	$10.2	$8.0	$3.2

As of December 29, 2007, there remains $10.8 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 3.1 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of the Company common stock on the

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin after a one or two-year period, with the balance of the shares vesting in equal monthly installments over the remainder of the four-year period, or the entire award can vest in equal monthly or quarterly increments over the vesting period. For the fiscal year ended 2007 and 2006, the Company recognized compensation expense related to option awards of $0.9 million and $0.2 million, respectively.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 5,000 shares of the Company common stock that vests ratably over a period of 48 months. The day after the annual stockholders’ meeting, each non-employee director is granted an additional non-qualified stock option to purchase 5,000 shares of the Company common stock that vest ratably over a period of 12 months. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of the Company common stock on the grant date and are exercisable for up to 10 years.

During fiscal year 2007, a total of 270,000 options were granted. On February 20, 2007, 200,000 options were granted to four of the Company’s executive officers, vesting in 16 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $21.95, the closing price of a share of the Company common stock on February 20, 2007. On May 17, 2007, the newly elected non-employee director was granted a non-qualified stock option to purchase 5,000 options of the Company common stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $23.35, the closing price of a share of the Company common stock on May 17, 2007. On May 18, 2007, a total of 20,000 options were granted to non-employee directors with each of the four non-employee directors receiving 5,000 options, vesting ratably over 12 months, with a maximum term of 10 years. The exercise price per share was $23.38, the closing price of a share of the Company common stock on May 18, 2007. On November 15, 2007, a non-employee director was granted a non-qualified stock option to purchase 45,000 options of the Company common stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $13.30, the closing price of a share of the Company common stock on November 15, 2007.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity was as follows for the fiscal years ended 2005, 2006 and 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of January 1, 2005	589,322	$29.71	7.0

Exercisable as of January 1, 2005	464,576	$36.45

Granted	4,800	$4.63		$3.52
Exercised	—	$—
Forfeited	(41,757)	$65.70

Outstanding as of December 31, 2005	552,365	$26.78	6.1

Exercisable as of December 31, 2005	477,782	$30.36

Granted	4,800	$13.50		$8.92
Exercised	(11,963)	$14.26
Forfeited	(31,333)	$66.01

Outstanding as of December 30, 2006	513,869	$24.75	5.4

Exercisable as of December 30, 2006	470,635	$26.63

Outstanding intrinsic value at December 30, 2006	$3.3

Exercisable intrinsic value at December 30, 2006	$2.7

Granted	270,000	$20.64		$10.96
Exercised	(22,279)	$11.56
Forfeited	(17,427)	$76.31

Outstanding as of December 29, 2007	744,163	$22.45	6.2

Exercisable as of December 29, 2007	534,788	$23.33

Outstanding intrinsic value at December 29, 2007	$1.8

Exercisable intrinsic value at December 29, 2007	$1.8

	For the Fiscal Years Ended
	2007	2006	2005
Total fair value of stock options vested	$0.9	$0.2	$0.2
Intrinsic value of stock options exercised	$0.1	$0.1	$—
Proceeds received from option exercises	$0.3	$0.1	$—

As of December 29, 2007, there remains $2.2 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the options granted during fiscal years 2007, 2006 and 2005 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

	For the Fiscal Years Ended
	2007	2006	2005
Risk-free interest rates	4.5%	5.0%	3.4%
Expected dividend yield	—	—	—
Expected volatility	57%	78%	101%
Expected lives	5.0 years	5.0 years	5.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

The following table illustrates the pro forma effect on net loss available to common stockholders and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

For the Fiscal Year Ended
2005
Net loss available to common stockholders as reported	$(9.1)
Stock-based compensation related to restricted and installment awards included in net loss available to common stockholders	2.6
Stock-based compensation expense related to options, restricted and installment awards determined under the fair value method	(2.8)

Pro forma	$(9.3)

Basic net loss per share:
As reported	$(1.43)

Pro forma	$(1.47)

Diluted net loss per share:
As reported	$(1.43)

Pro forma	$(1.47)

Salary Replacement Program

The Company implemented a Salary Replacement Program in November 2006. Under the initial program, executives and Vice Presidents exchange a percentage of their salary for grants of shares of the Company’s common stock. The program began December 1, 2006 and had been authorized by the Board of Directors through December 31, 2007. In October 2007, the Board of Directors approved a modification and extended the plan with a new effective period until December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who are based in North America. The salary reduction percentages range from 10% to 30% dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals and Director levels. The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. In February 2008, the Board of Directors modified the plan

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to further reduce cash salaries at the Executive and Vice President level by 7.5% of gross salary in exchange for an additional 12.5% salary in the form of additional shares. Subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate with terms of the program. The plan was also modified to include payments of all directors’ fees, commissions, non-management bonuses and raises with stock in 2008. Under the Salary Replacement Program a total of 131,143 shares were issued during fiscal year 2007, and 18,087 shares were issued during fiscal year 2006.

Employee Stock Purchase Plan

During the first half of fiscal year 2007, the Company’s Board of Directors and stockholders approved the proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. The Company reinstated the Plan in the second half of 2007. The Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of the Company common stock at below-market prices. Under this Plan, the first purchase period opened July 1, 2007 and ends on the last business day of each calendar quarter, and a total of 14,446 shares were issued during fiscal year 2007. We recorded $0.1 million of expense for this program in fiscal year 2007.

Note Sixteen — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per common share:

	For the Fiscal Years Ended
	2007	2006	2005
Net loss	$(18.7)	$(11.1)	$(7.6)
Series B preferred stock dividends	(1.4)	(1.5)	(1.5)

Net loss available to common stockholders	$(20.1)	$(12.6)	$(9.1)

Per common share
Basic loss before Series B preferred stock dividends	$(2.23)	$(1.65)	$(1.20)

Basic net loss	$(2.40)	$(1.86)	$(1.43)

	For the Fiscal Years Ended
(In thousands)	2007	2006	2005
Weighted average shares outstanding (basic and diluted)	8,399	6,769	6,359

Currently anti-dilutive common stock equivalents(1)	4,503	4,927	4,536

(1)

In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note Seventeen — Leases

Capital Leases

The Company acquired $1.5 million of computer equipment and leasehold improvements using capital leases in 2007. These assets were related to investments in our Behavioral Analytics™ Service Line and were placed in service in the fourth quarter of 2007. There was $0.1 million of depreciation expense in 2007 related to these assets. All capital leases are for a term of 3 years. The liabilities for these capital leases are included in Other current liabilities and Other long-term liabilities on the balance sheet.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 29, 2007:

Year	Amount
2008	$0.7
2009	0.7
2010	0.6
Thereafter	0.0

Total minimum lease payments	$2.0
Less: estimated executory costs	(0.3)

Net minimum lease payments	$1.7
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$1.5

Operating Leases

The Company leases various office facilities under leases expiring at various dates through February 28, 2015. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Rental expense for all operating leases approximated $1.6 million, $1.4 million and $1.8 million for the fiscal years ended 2007, 2006 and 2005, respectively. These amounts exclude rental payments related to office space reductions, which were $0.3 million, $0.3 million and $0.4 million in fiscal years 2007, 2006 and 2005, respectively.

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount
2008	$1.9
2009	1.6
2010	0.9
2011	0.3
2012	0.3
Thereafter	0.8

Total minimum payments required	$5.8

Note Eighteen — Litigation and Other Contingencies

The Company, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations or cash flows.

The Company is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular agreement. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 29, 2007.

Note Nineteen — Segments

In 2007, eLoyalty engaged in business activities in one operating segment, which provides Consulting services, Managed services, and Product on both a fixed-price and a time and materials basis. The Company’s services are delivered to clients in North America (U.S. and Canada), Europe and Australia. The Company’s long-lived assets are predominately located in North America and consist of equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Prior to 2007, the Company had two reportable segments: North America (consisting of U.S. and Canada) and International. Net revenue for The Company’s international operations (Europe and Australia) was $2.7 million, $4.1 million and $5.3 million for the fiscal years ended 2007, 2006 and 2005, respectively.

Beginning in 2008, the Company restructured into two business units and will begin to report results along these two segments in 2008.

Note Twenty — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2007
	1st	2nd	3rd	4th		Year
Total revenue	$27.9	$26.0	$26.6	$21.6		$102.1
Gross margin	$8.3 (1)	$8.5 (1)	$8.3 (1)	$6.6	(1)	$31.7	(1)
Operating loss	$(4.9)	$(4.5)	$(4.6)	$(6.3	)(2)	$(20.3	)(2)
Net loss	$(4.6)	$(3.9)	$(4.3)	$(5.9	)(2)	$(18.7	)(2)
Net loss available to common stockholders	$(4.9)	$(4.3)	$(4.7)	$(6.2	)(2)	$(20.1	)(2)
Basic net loss per share	$(0.61)	$(0.52)	$(0.55)	$(0.71)		$(2.40)
Diluted net loss per share	$(0.61)	$(0.52)	$(0.55)	$(0.71)		$(2.40)
Shares used to calculate basic and diluted net loss per share (in millions)	8.04	8.20	8.58	8.78		8.40

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended 2006(3)
	1st		2nd		3rd		4th	Year
Total revenue	$19.6		$20.6		$25.9		$23.7	$89.8
Gross margin	$3.4		$1.6		$7.2		$4.6	$16.8
Operating loss	$(3.5	)(4)	$(5.2	)(4)	$(0.2	)(4)	$(2.8)	$(11.8	)(4)
Net loss	$(3.4	)(4)	$(5.1	)(4)	$—	(4)	$(2.6)	$(11.1	)(4)
Net loss available to common stockholders	$(3.8	)(4)	$(5.5	)(4)	$(0.4	)(4)	$(2.9)	$(12.6	)(4)
Basic net loss per share	$(0.58)		$(0.82)		$(0.05)		$(0.42)	$(1.86)
Diluted net loss per share	$(0.58)		$(0.82)		$(0.05)		$(0.42)	$(1.86)
Shares used to calculate basic and diluted net loss per share (in millions)	6.60		6.70		6.79		7.00	6.77

(1)

In fiscal year 2007, the Company classified certain expenses which had been previously reported within Cost of services as Selling, general and administrative expense. The impact of the reclassification for the first, second, third and fourth quarters of 2007 and for fiscal year 2007 was $4.7 million, $4.8 million, $4.7 million, $4.1 million and $18.3 million, respectively.

(2)	Includes $1.3 million related to severance and related costs for the fourth quarter of fiscal year 2007 associated with cost reduction plans.

(3)	Includes $0.8 million of income related to a minimum purchase agreement that expired at the end of the first quarter of 2006.

(4)	Includes $0.4 million, $(0.1) million and $0.4 million related to severance and related costs for the first, second, and third quarters of fiscal year 2006 associated with cost reduction plans.

eLOYALTY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts	Deductions		Balance at End of Period
Valuation allowance for doubtful accounts:
Year ended December 29, 2007	$0.1	—		—	—		$0.1
Year ended December 30, 2006	$0.2	(0.1)		—	—		$0.1
Year ended December 31, 2005	$0.4	(0.2	)(1)	—	—		$0.2
Valuation allowance for deferred tax assets:
Year ended December 29, 2007	$56.6	5.1		—	(12.9	)(2)	$48.8
Year ended December 30, 2006	$54.7	1.9		—			$56.6
Year ended December 31, 2005	$52.6	3.0		—	(0.9	)(3)	$54.7

(1)	Reflects recovery of previous reserved balance.

(2)

As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryover and a $0.1 million reversal of a valuation allowance relating primarily to state NOL’s.

(3)

The valuation allowance and deferred tax assets decreased $0.9 million in 2005 as a result of adjustments to the deferred tax accounts for the write-off of certain state net operating loss deferred tax assets, as well as revisions to the prior year deferred tax asset accounts and the related valuation allowance that were in offsetting amounts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-K, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

(c)  Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” on page 36, which is incorporated herein by reference.

(d)  Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

For information about our executive officers, see “Executive Officers of the Company” included as Item 4A of Part I of this Form 10-K. For information about our corporate Directors see the captions “Director Election” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership

Reporting Compliance” in the Proxy Statement to be filed by the Company for its 2008 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

eLoyalty Corporation maintains a code of conduct, business principles and ethical behavior (the “Code of Conduct”) applicable to all of our directors, officers and other employees including our Chief Executive Officer and Senior Financial Management. This Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct was filed as Exhibit 14.1 to the 2003 Annual Report on Form 10-K and the Code of Conduct is on our internet website. We will make a copy of it available to any person, without charge, upon written request to eLoyalty Corporation, 150 Field Drive, Suite 250, Lake Forest, Illinois 60045, Attn: General Counsel. To the extent permitted by applicable rules of the NASDAQ Global Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of the Code of Conduct for the Chief Executive Officer or Senior Financial Management by posting this information on our internet website.

Item 11.    Executive Compensation.

The information under “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation,” in the Proxy Statement to be filed by the Company for its 2008 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by the Company for its 2008 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 29, 2007, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance(1)(2)
Equity compensation plans approved by security holders	731,801	$22.14	143,489	(3)
Equity compensation plans not approved by security holders	12,362	$40.77	51,737

Total(4)	744,163	$22.45	195,226

(1)	Reflects number of shares of the Company’s common stock.

(2)

All of the securities available for future issuance listed herein may be issued other than upon the exercise of an option, warrant or similar right. All of these shares are available for award in the form of restricted stock, bonus stock, performance shares or similar awards under the Company’s applicable equity compensation plans.

(3)

The Company’s plan that has been approved by its stockholders is the 1999 Stock Incentive Plan. This plan includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares available for awards, other than incentive stock options, automatically increases by an amount equal to five percent (5%) of the number of shares of common stock then outstanding.

(4)

Does not include (i) shares of restricted common stock held by employees, of which 878,048 shares were issued and outstanding as of December 29, 2007, which are included in the amount of issued and outstanding shares or (ii) 114,455 shares of common stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company.

The plan described above as not having been approved by the Company’s stockholders is the 2000 Stock Incentive Plan. This is a broadly based plan under which non-statutory stock options, restricted stock and bonus stock awards may be granted to officers, employees and certain consultants and independent contractors of the Company and its subsidiaries. This plan may be administered by one or more committees of the Board of Directors that the Board has designated to carry out actions under the plan on its behalf, which is currently the Compensation Committee. All awards made under this plan are discretionary. The committee or, if applicable, the Board determines which eligible persons will receive awards and also determines all terms and conditions (including form, amount and timing) of each award. The plan terminates September 23, 2011, which is ten years after the effective date of the last amendment and restatement of the plan, unless terminated earlier by the Board. Termination of the plan will not affect the terms or conditions of any award granted prior to termination.

Item 13.    Certain Relationships and Related Transactions.

The information under the heading “Transactions with Related Persons” in the Proxy Statement to be filed by eLoyalty for its 2008 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.    Principal Accounting Fees and Services.

The information under the caption “Ratification of Selection of Independent Public Accountants — Principal Accounting Fees and Services” in the Proxy Statement to be filed by the Company for its 2008 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2008.

eLOYALTY CORPORATION

By	/S/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 12th day of March 2008.

Name	Capacity

/S/ KELLY D. CONWAY Kelly D. Conway	Director, President and Chief Executive Officer (Principal Executive Officer)

* Tench Coxe	Chairman of the Board and Director

* Henry J. Feinberg	Director

* John T. Kohler	Director

* Michael J. Murray	Director

* John C. Staley	Director

/S/ CHRISTOPHER B. MIN Christopher B. Min.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*By:	/S/ CHRISTOPHER B. MIN
Christopher B. Min, Attorney-in-Fact

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

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty's Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No.1 to eLoyalty's Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).
3.3	Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.4	Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.5	Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.6	Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
3.7	By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).
3.8	Amendment to By-Laws of eLoyalty Corporation, (filed on November 16, 2007 as Exhibit 3.1 to eLoyalty’s Current Report on Form 8-K).
4.1	Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).
4.2	Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).
4.3	Second Amendment to Rights Agreement, dated as of December 26, 2007, by and between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on December 27, 2007).
4.4	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.1	Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).
10.2	Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty's Annual Report on Form 10-K for the year ended December 29, 2001).
10.3*	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty's Tender Offer Statement on Schedule TO filed October 15, 2001).
10.4*	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

Exhibit No.	Description of Exhibit
10.5*	Summary of eLoyalty Corporation’s Vice President Compensation Program, as amended, May 11, 2005. (filed as Exhibit 99.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).
10.6*	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of February 13, 2008) (filed as Exhibit 99.1 to eLoyalty’s Current Report on Form 8-K filed February 19, 2008.)
10.7*	Form of Restricted Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.23 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.8*	Form of Installment Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.24 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.9*	Form of Option Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.8 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).
10.10	Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.11	Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).
10.12	Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.13	Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 28, 2002).
10.14	Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).
10.15	Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).
10.16	Amendment No. 7 to Loan Agreement, dated as of December 23, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.19 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).
10.17	Amendment No. 8 to Loan Agreement, dated as of December 21, 2004, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.18	Amendment No. 9 to Loan Agreement, dated as of December 2, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.19	Amendment No. 10 to Loan Agreement, dated as of December 22, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.17 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.20	Amendment No. 11 to Loan Agreement, dated as of September 18, 2006, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit No.	Description of Exhibit
10.21	Amendment No. 12 to Loan Agreement, dated as of December 21, 2006, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.20 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).
10.22+	Amendment No. 13 to Loan Agreement, dated as of December 6, 2007, between LaSalle Bank National Association and eLoyalty Corporation.
10.23*	Form of Indemnification Agreement entered into between eLoyalty Corporation and each of Tench Coxe and Jay C. Hoag (filed as Exhibit 10.15 to the S-1).
10.24*+	Indemnification Agreement, dated March 6, 2008, between eLoyalty Corporation and Henry J. Feinberg.
10.25*+	Amended and Restated Employment Agreement, dated December 28, 2007, between Kelly D. Conway and eLoyalty Corporation.
10.26*+	First Amendment to Amended and Restated Employment Agreement, dated February 26, 2008, between Kelly D. Conway and eLoyalty Corporation.
10.27*+	Indemnification Agreement, dated February 26, 2008, between Kelly D. Conway and eLoyalty.
10.28*	Employment Agreement, effective June 1, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10.29*	Indemnification Agreement, dated June 11, 2001, between Steven C. Pollema and eLoyalty (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-27975).
10.30*	Amended Employment Agreement, dated January 8, 2007, between Karen Bolton and eLoyalty (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).
10.31*	Employment Agreement, dated December 17, 2004, between Christopher Danson and eLoyalty (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.32*	Indemnification Agreement, effective as of December 17, 2004, between Christopher Danson and eLoyalty (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.33*+	Amended and Restated Employment Agreement, dated February 26, 2008, between Steven H. Shapiro and eLoyalty.
10.34*+	Indemnification Agreement, effective as of February 26, 2008, between Steven H. Shapiro and eLoyalty.
10.35*	Employment Agreement, dated February 14, 2008, between Christopher B. Min and eLoyalty (filed as exhibit 10.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on February 15, 2008.
10.36*	Indemnification Agreement, effective as of February 14, 2008, between Christopher B. Min and eLoyalty (filed as exhibit 10.2 to eLoyalty’s Current Report on Form 8-K filed with the SEC on February 15, 2008.
10.37*+	Summary of Director Compensation.
10.38*+	Summary of 2008 Named Executive Officer Compensation.
21.1+	Subsidiaries of eLoyalty Corporation.
23.1+	Consent of Grant Thornton LLP.
23.2+	Consent of PricewaterhouseCoopers LLP.
24.1+	Power of Attorney from Tench Coxe, Director.

Exhibit No.	Description of Exhibit
24.2+	Power of Attorney from Henry J. Feinberg, Director.
24.3+	Power of Attorney from John T. Kohler, Director.
24.4+	Power of Attorney from Michael J. Murray, Director.
24.5+	Power of Attorney from John C. Staley, Director.
31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Christopher B. Min under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Kelly D. Conway and Christopher B. Min under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Represents a management contract or compensatory plan or arrangement.

I-4