Form 10-Q
period 2008-03-29
ELOYALTY CORP
filed 2008-05-07
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of May 1, 2008 was 10,309,940.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 29, 2008	December 29, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$17,329	$21,412
Restricted cash	2,455	2,455
Receivables, (net of allowances of $107 and $110)	12,795	11,322
Prepaid expenses	10,802	8,465
Other current assets	1,473	1,074

Total current assets	44,854	44,728
Equipment and leasehold improvements, net	8,021	7,391
Goodwill	2,643	2,643
Intangibles, net	773	828
Other long-term assets	4,267	4,461

Total assets	$60,558	$60,051

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$4,574	$2,997
Accrued compensation and related costs	4,469	5,555
Unearned revenue	14,122	11,772
Other current liabilities	3,726	3,783

Total current liabilities	26,891	24,107
Long-term unearned revenue	5,848	7,416
Other long-term liabilities	2,322	1,625

Total liabilities	35,061	33,148

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,631,547 and 3,745,070 shares issued and outstanding with a liquidation preference of $18,845 and $19,768 at March 29, 2008 and December 29, 2007, respectively	18,521	19,100

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,297,040 and 9,885,458 shares issued at March 29, 2008 and December 29, 2007; and 10,176,169 and 9,735,492 outstanding at March 29, 2008 and December 29, 2007, respectively	103	99
Additional paid-in capital	174,430	172,483
Accumulated deficit	(162,698)	(158,548)
Treasury stock, at cost, 120,871 and 149,966 shares at March 29, 2008 and December 29, 2007	(1,242)	(2,731)
Accumulated other comprehensive loss	(3,617)	(3,500)

Total stockholders’ equity	6,976	7,803

Total liabilities and stockholders’ equity	$60,558	$60,051

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended
	March 29, 2008	March. 31, 2007
Revenue:
Services	$21,352	$22,177
Product	1,778	4,407

Revenue before reimbursed expenses (net revenue)	23,130	26,584
Reimbursed expenses	738	1,338

Total revenue	23,868	27,922

Operating expenses:
Cost of services	13,349	14,737
Cost of product	1,401	3,514

Cost of revenue before reimbursed expenses	14,750	18,251
Reimbursed expenses	738	1,338

Total cost of revenue, exclusive of depreciation and amortization shown below:	15,488	19,589
Selling, general and administrative	11,443	12,438
Severance and related costs	169	—
Depreciation and amortization	963	773

Total operating expenses	28,063	32,800

Operating loss	(4,195)	(4,878)
Interest and other income (expense), net	78	327

Loss before income taxes	(4,117)	(4,551)
Income tax (provision) benefit	(33)	4

Net loss	(4,150)	(4,547)
Dividends related to Series B preferred stock	(324)	(366)

Net loss available to common stockholders	$(4,474)	$(4,913)

Basic net loss per common share	$(0.49)	$(0.61)

Diluted net loss per common share	$(0.49)	$(0.61)

Shares used to calculate basic net loss per share	9,062	8,035

Shares used to calculate diluted net loss per share	9,062	8,035

Stock-based compensation, primarily restricted stock, included in individual line items above:
Cost of services	$360	$296
Selling, general and administrative	3,422	3,311
Severance and related costs	45	—

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net loss	$(4,150)	$(4,547)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	963	773
Stock-based compensation	3,827	3,607
Provision for uncollectible amounts	14	—
Changes in assets and liabilities:
Receivables	(1,483)	(3,500)
Prepaid expenses	(1,681)	(2,504)
Other assets	(511)	(785)
Accounts payable	1,563	2,049
Accrued compensation and related costs	(1,079)	661
Unearned revenue	760	5,612
Other liabilities	(104)	504

Net cash (used in) provided by operating activities	(1,881)	1,870

Cash Flows from Investing Activities:
Capital expenditures and other	(337)	(1,007)

Net cash used in investing activities	(337)	(1,007)

Cash Flows from Financing Activities:
Acquisition of treasury stock	(1,229)	(1,386)
Payment of Series B dividends	(669)	(732)
Proceeds from stock compensation and employee stock purchase plans	126	8
Principal payments under capital lease obligations	(121)	—
Other	—	1

Net cash used in financing activities	(1,893)	(2,109)

Effect of exchange rate changes on cash and cash equivalents	28	13

Decrease in cash and cash equivalents	(4,083)	(1,233)
Cash and cash equivalents, beginning of period	21,412	31,645

Cash and cash equivalents, end of period	$17,329	$30,412

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,201	$—
Capital equipment purchased on credit	1,201	—
Change in net unrealized security gain	(116)	—

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$—
Interest paid	(161)	—

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we”, “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 29, 2008 and December 29, 2007, the condensed consolidated results of our operations for the three months ended March 29, 2008 and March 31, 2007 and our condensed consolidated cash flows for the three months ended March 29, 2008 and March 31, 2007, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Note Two — Revenue Recognition

Behavioral Analytics™ Business Unit

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of March 29, 2008 and December 29, 2007, deferred revenue totaled $5.9 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of March 29, 2008 and December 29, 2007, the Company had deferred costs totaling $4.0 million and $3.5 million, respectively.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as the number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and are recognized as the service is performed for the client.

Marketing Managed Services

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment. Revenue related to hosting services is generally a fixed monthly fee and is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to email fulfillment services is recognized as the services are provided to the client based on the number of emails distributed for the client.

Integrated Contact Solution/CRM Business Unit

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring or integrating of a Converged Internet Protocol (“IP”) network solution within our client’s contact center environment. These services are provided to the client on a time and materials or fixed fee basis. For the integration of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

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

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $1.2 million and $1.5 million has been deferred as of March 29, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM Service Line

Consulting services revenue included in the Company’s traditional Customer Relationship Management (“CRM”) Service Line consists of operational consulting and integrating or building a system for the client. These services are provided to the client on a time and materials or fixed fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the traditional CRM Service Line consists of remote application support. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

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

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The charge for third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting under EITF 99-19 and the net revenue is recognized as Product or Managed services revenue. An equivalent amount of reimbursable expenses is included in Cost of revenue.

Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as Unearned revenue until revenue recognition criteria are met.

Note Three — Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of the Company common stock for issuance. As of March 29, 2008, there were a total of 171,017 shares available for future grants under the 1999 Plan, 2000 Plan and from treasury stock.

Stock compensation expense was $3.8 million and $3.6 million for the first quarter of 2008 and 2007, respectively. The Company recognizes stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment”. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction for the first quarter of 2008 and 2007 was $0 and $1.5 million, respectively.

Restricted Stock

Restricted stock awards are shares of eLoyalty common stock granted to an individual. During the restriction period, the holder of granted restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future shares of eLoyalty common stock in specified amounts on specified vesting dates, subject to the individual remaining an eLoyalty employee on the specified vesting dates.

Restricted and installment stock award activity was as follows for the three months ended March 29, 2008:

	Shares	Weighted Average Price
Nonvested balance at December 29, 2007	992,503	$12.80
Granted	378,825	$10.54
Vested	(243,546)	$10.21
Forfeited	(65,104)	$17.78

Nonvested balance at March 29, 2008	1,062,678	$12.27

	For the Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Total fair value of restricted and installment stock awards vested	$2.5	$4.3

As of March 29, 2008, there remains $12.2 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 3.0 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of the Company common stock on the date of grant and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin in equal monthly or quarterly increments over the vesting period. For the first quarter of 2008 and 2007, the Company recognized compensation expense related to option awards of $0.3 million and $0.2 million, respectively.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 50,000 shares of the Company common stock that vests ratably over a period of 48 months. The day after the annual stockholders’ meeting, each non-employee director is granted an additional non-qualified stock option to purchase 5,000 shares of the Company common stock that vest ratably over a period of 12 months. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of the Company common stock on the grant date and are exercisable for up to 10 years.

During the first quarter of 2008, a total of 195,000 options were granted to five of the Company’s executive officers, vesting 25% after a one year period with the balance of the shares vesting in 12 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $10.54, the closing price of a share of eLoyalty common stock on February 19, 2008. During the first quarter of 2007, a total of 200,000 options, vesting in 16 equal quarterly installments were granted to four of the Company’s executive officers, with a maximum term of 10 years. The exercise price per share was $21.95, the closing price of a share of eLoyalty common stock on February 20, 2007.

Option activity was as follows for the three months ended March 29, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 29, 2007	744,163	$22.45	6.2
Granted	195,000	$10.54		$5.92
Exercised	—	$—
Forfeited	(3,366)	$54.43

Outstanding as of March 29, 2008	935,797	$19.85	6.7

Exercisable as of March 29, 2008	552,047	$23.06

Outstanding intrinsic value at March 29, 2008 (in millions)	$0.9

Exercisable intrinsic value at March 29, 2008 (in millions)	$0.9

For the Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Total fair value of stock options vested	$0.2	$0.2
Intrinsic value of stock options exercised	$—	$—
Proceeds received from option exercises	$—	$—

As of March 29, 2008, there remains $3.1 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

The fair value for options granted during the three months ended March 29, 2008 and March 31, 2007, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

	For the Three Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rates	2.5%	4.7%
Expected dividend yield	—	—
Expected volatility	59%	57%
Expected lives	6 years	5 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

The Company implemented a Salary Replacement Program in November 2006. Under the initial program, executives and Vice Presidents exchange a percentage of their salary for grants of shares of the Company’s common stock. The program began December 1, 2006 and had been authorized by the Board of Directors through December 31, 2007. In October 2007, the Board of Directors approved a modification and extended the plan through December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who are based in North America. The salary reduction percentages range from 10% to 30% dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals and Director levels. The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. In February 2008, the Board of Directors modified the plan to further reduce cash salaries at the Executive and Vice President level by

7.5% of gross salary in exchange for an additional 12.5% salary in the form of additional shares. The new salary reduction percentages range from 10% to 37.5% depending on salary levels of the affected executives, Vice Presidents, Senior Principals and Director levels. Subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate with terms of the program. Under the Salary Replacement Program a total of 112,062 and 21,554 shares were issued during the first quarter of 2008 and 2007, respectively.

Other Stock Compensation

Beginning in 2008, the Company began to pay director fees, commissions and bonuses with stock. In the first quarter of 2008, the Company issued 18,783 shares as stock compensation under these programs.

Employee Stock Purchase Plan

During the second quarter of 2007, eLoyalty’s Board of Directors and stockholders approved the proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. eLoyalty reinstated the Plan in the third quarter of 2007. The Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of eLoyalty common stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter, a total of 11,431 shares were issued during the first quarter of 2008. The first purchase period opened July 1, 2007. We recorded $48 thousand of expense for this program in the first quarter of 2008.

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

During the first three months of 2008, the Company recognized pre-tax charges (including adjustments) of $0.2 million. The $0.2 million of expense recorded during 2008 is a revised estimate for the fourth quarter 2007 restructuring action.

During the first three months of 2008 and 2007, the Company made cash payments of $0.9 million and $0.1 million related to cost reduction actions. Included in the 2007 payments were costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001. The Company expects substantially all remaining severance and other related accruals to be paid out by the second quarter of 2008 pursuant to agreements entered into with affected employees.

The severance and related costs and their utilization for the three months ended March 29, 2008 are as follows:

(In millions)	Employee Severance
Balance, December 29, 2007	$0.8
Adjustments charged to severance and related costs	0.2
Payments	(0.9)

Balance, March 29, 2008	$0.1

Note Five — Current Unearned Revenue

Current unearned revenue was $14.1 million and $11.8 million as of March 29, 2008 and December 29, 2007. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
	March 29, 2008	December 29, 2007
(In millions)
Integrated Contact Solutions Managed Services	$10.6	$8.5
Behavioral Analytics™ Managed Services	2.5	2.2
Other	1.0	1.1

Total	$14.1	$11.8

Note Six — Long-Term Unearned Revenue

Long-term Unearned revenue was $5.8 million and $7.4 million as of March 29, 2008 and December 29, 2007. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Long-term Unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
	March 29, 2008	December 29, 2007
(In millions)
Integrated Contact Solutions Managed Services	$2.7	$3.7
Behavioral Analytics™ Managed Services	2.9	3.2
Other	0.2	0.5

Total	$5.8	$7.4

Note Seven — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended
	March 29, 2008	March 31, 2007
(In millions)
Net loss	$(4.2)	$(4.5)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(0.1)	—
Effect of currency translation	—	—

Comprehensive net loss	$(4.3)	$(4.5)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments and unrealized gains on marketable securities, was $3.6 million and $3.5 million at March 29, 2008 and December 29, 2007, respectively. The unrealized gain relates to stock of a publicly traded company, the value of which is included in Other Current Assets.

Note Eight — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
	March 29, 2008	March 31, 2007
(In millions, except share and per share data)
Net loss	$(4.2)	$(4.5)
Series B preferred stock dividends	(0.3)	(0.4)

Net loss available to common stockholders	$(4.5)	$(4.9)

Per common share
Basic loss before Series B preferred stock dividends	$(0.46)	$(0.57)

Basic net loss	$(0.49)	$(0.61)

Weighted average common shares outstanding (in thousands)	9,062	8,035

Currently anti-dilutive common stock equivalents(1) (in thousands)	3,668	4,864

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note Nine — Leases

Capital Leases

The Company acquired $1.2 million of computer equipment and leasehold improvements using capital leases in 2008. These assets were primarily related to investments in our Behavioral Analytics™ Service Line. All capital leases are for a term of 3 years. The liabilities for these capital leases are included in Other current liabilities and Other long-term liabilities on the balance sheet.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 29, 2008:

(In millions)
Year	Amount
2008	$1.1
2009	1.1
2010	1.0
Thereafter	—

Total minimum lease payments	$3.2
Less: estimated executory costs	(0.3)

Net minimum lease payments	$2.9
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$2.6

Note Ten — Segment Information

Beginning in 2008 the Company operates in two business segments, Behavioral AnalyticsTM and Integrated Contact Solutions/CRM, based on the criteria of FASB SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral AnalyticsTM business segment focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral AnalyticsTM solution is primarily a hosted solution and is delivered as a subscription service. Revenue from Behavioral AnalyticsTM assessments, deployments and subscription services as well as marketing application hosting and email fulfillment services are included in this business segment.

The Integrated Contact Solutions/CRM business segment focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. Revenue from consulting services, managed services, product resale, traditional CRM and remote application support services are included in this business segment.

Management believes that Segment Operating Income/(Loss) Before Stock-Based Compensation, Depreciation and Amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with General Accepted Accounting Principles. The Company does not allocate depreciation or amortization or other items below the Operating Income/(Loss) level to the business segments. Also, the Company does not track or review asset information, other than capital expenditures, by reportable segments. Prior to 2008, the Company operated in one business segment and did not track information for the two new business segments. The 2007 data is not presented because it would be impractical to obtain information for the two new business segments.

The following table presents summarized information by business segment along with a reconciliation to operating income (loss):

	Segment Reporting at March 29, 2008
(In millions)	Behavioral Analytics™	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$4.8	$16.5	$—	$21.3
Product	—	1.8	—	1.8

Net revenue	4.8	18.3	—	23.1
Reimbursed expenses	0.1	0.7	—	0.8

Total revenue	4.9	19.0	—	23.9

Segment operating income/(loss) before stock-based compensation, depreciation and amortization	(0.5)	4.5	(3.4)	0.6
Stock-based compensation	1.7	1.4	0.7	3.8
Depreciation and amortization	—	—	1.0	1.0

Operating income/(loss)	(2.2)	3.1	(5.1)	(4.2)
Interest and other income/(expense)	—	—	0.1	0.1
Income taxes	—	—	—	—

Net income/(loss)	$(2.2)	$3.1	$(5.0)	$(4.1)

Capital investments	$1.3	$0.1	$0.1	$1.5

Note Eleven — Fair Value Measurements

As discussed in Note Twelve effective January 1, 2008 the Company adopted SFAS No. 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Although the adoption of SFAS No. 157 had no material effect on its consolidated financial statements, the Company is now required to provide additional disclosure as part of its financial statements. In accordance with FSP FAS 157-2, the Company deferred adoption of SFAS 157 as it relates to non-financial assets and liabilities measured at fair value on a non-recurring basis.

SFAS No. 157 clarifies that fair value is an exit price and also establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier (Level 1) uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2008:

	Fair Value Measurements at March 29, 2008 Using
(In millions)	Total carrying at March 29, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.3	$0.3	$—	$—

These securities are included in Other Current Assets on the Company’s balance sheet.

Note Twelve — Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company did not elect the fair value option permitted under SFAS 159 so adoption had no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008 the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS 157 effective January 1, 2008 and there was no material effect on its consolidated financial statements. See Note Eleven for additional information.

Note Thirteen — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 29, 2008.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed financial statements.

Revenue Recognition

Behavioral Analytics™ Business Unit

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of March 29, 2008 and December 29, 2007, deferred revenue totaled $5.9 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of March 29, 2008 and December 29, 2007, the Company had deferred costs totaling $4.0 million and $3.5 million, respectively.

Revenue associated with the Behavioral Analytics™ subscription fees are based on a number of factors such as the number of customer service representatives accessing the system and/or hours of calls analyzed during the specific month, and are recognized as the service is performed for the client.

Marketing Managed Services

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment. Revenue related to hosting services is generally a fixed monthly fee and is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to email fulfillment services is recognized as the services are provided to the client based on the number of emails distributed for the client.

Integrated Contact Solution/CRM Business Unit

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring or integrating of a Converged Internet Protocol (“IP”) network solution within our client’s contact center environment. These services are provided to the client on a time and materials basis or on a fixed fee basis. For the integration of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

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

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $1.2 million and $1.5 million has been deferred as of March 29, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM Service Line

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

Managed services revenue included in the traditional CRM Service Line consists of remote application support. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2007. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. Prior to 2007, a portion of the accruals related to office space reductions, office closures and associated contractual lease obligations that were based in part on assumptions and estimates of the timing and amount of sublease rentals affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized in the first quarter of 2007. No adjustments related to sublease efforts were made in the first quarter of 2008.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 29, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of Form 10-K for the year ended December 29, 2007, as well as the following:

•

Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments; reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of and revenue, and client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including Behavioral AnalyticsTM;

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

The Company is focused on growing and developing its business through two primary Business Units, Behavioral Analytics™ and Integrated Contact Solutions/CRM. Through these Business Units, the Company generates three types of revenue: (1) Consulting services revenue, which is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue, which is recurring, annuity revenue from long-term (generally one to five year) contracts; and (3) Product revenue, which is generated through the resale of third-party software and hardware. The chart below shows the relationship between these business units and the types of revenue generated from each.

	Consulting Services Revenue	Managed Services Revenue	Product Revenue
Behavioral Analytics™ Business Unit	Assessments and follow-on consulting revenue	Subscription and amortized deployment revenue, marketing application hosting and email fulfillment revenue	None
Integrated Contact Solutions/CRM Business Unit	Implementation and follow-on consulting revenue, traditional CRM consulting revenue	Contact Center monitoring and support revenue, remote application support revenue	Hardware and software resale revenue, primarily products from Cisco Systems

In recent years, the Company has invested heavily to develop the following differentiated capabilities in our primary Business Units:

Behavioral Analytics™ Business Unit

Behavioral AnalyticsTM Service Line

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

eLoyalty has designed a scalable application platform to enable the Company to implement and operate Behavioral Analytics™ solutions for its clients. The Behavioral Analytics™ solution is primarily hosted by eLoyalty and delivered as a subscription service. Consulting Services revenue consists of assessment services and Managed Services revenue consists of deployment and subscription services.

Marketing Managed Services

Marketing managed services revenue is derived from marketing application hosting and email fulfillment services.

Integrated Contact Solutions/CRM Business Unit

Integrated Contact Solutions Service Line

The Company’s Integrated Contact Solutions Service Line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. The Company has developed a set of tools and methodologies to help clients financially model, plan migration paths, and configure, integrate and support Converged Internet Protocol (“IP”) network solutions within their contact center environments. Also included in this Service Line is managed services revenue consisting of contact center support and monitoring services.

Traditional CRM Service Line

The Company’s Traditional CRM Service Line focuses on operational consulting and integrating or building a system for the client. Also included in this Service Line is managed services revenue consisting of remote application support.

Types of Revenue

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

In addition, we also generate Managed services revenue from two other sources. Marketing Managed Services revenue is generated from hosted customer and campaign data management and mass email fulfillment services. We also continue to provide remote call center application support and maintenance services to a small number of long-term clients. These two sources of Managed services revenue are likely to diminish over time as we focus on growth through the Behavioral Analytics™ and Integrated Contact Solutions Service Lines.

Product

We also generate revenue from the resale of Product, which consists of software and hardware primarily sold through our Integrated Contact Solutions Service Line. The vast majority of this revenue relates to reselling products from Cisco Systems, Inc.

Business Outlook

We continue to be encouraged by the strength of our new business pipeline, and the improvement in our revenue mix that is being driven by our Behavioral AnalyticsTM and Integrated Contact Solutions Service Lines.

In 2008, we expect moderate revenue growth in Managed services in our two primary Service Lines as a result of higher Integrated Contact Solutions support and maintenance revenue and substantially higher Behavioral AnalyticsTM deployment and subscription revenue. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services, are likely to decline in 2008. A decrease in Consulting services revenue is likely as the anticipated decline in CRM Consulting will be partially offset by modest growth in Consulting revenue from our Integrated Contact Solutions Service Line and substantial growth in Consulting revenue from our Behavioral AnalyticsTM Service Line. As a result, we expect our overall Services revenue to be flat in fiscal year 2008.

Product revenue is expected to increase slightly in 2008. However, the Company is not always selected as the product supplier for an engagement and Product revenue may fluctuate significantly in each fiscal quarter.

We continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral AnalyticsTM solution. These investments will continue to put pressure on our profitability and cash resources in 2008, but we believe they are required to continue to build our Managed services backlog and to maintain and strengthen our competitive advantage. In light of this pressure, management has and will continue to assess all areas of the cost structure to identify opportunities to maximize profitability and cash resources. For example, in the first quarter of 2008 the Salary Replacement Program was amended to increase the percentage of total compensation that is paid in stock to Vice Presidents and we also will pay commissions earned in 2008 with stock.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $71.3 million as of March 29, 2008 and $72.8 million as of December 29, 2007 largely because Managed services revenue exceeded Managed services bookings during the first quarter of 2008. The Company anticipates an increase to the Managed services backlog for 2008. Of the March 29, 2008 backlog, 65% is related to Behavioral AnalyticsTM, 26% is related to our Integrated Contact Solutions offerings and the remaining balance is from other Managed services.

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

First Quarter 2008 Compared with First Quarter 2007

Net Revenue

	First Quarter
	2008		2007
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$10.6	46%	$13.4	50%
Managed services	10.7	46%	8.8	33%

Services revenue	21.3	92%	22.2	83%
Product	1.8	8%	4.4	17%

Net revenue	23.1	100%	26.6	100%
Reimbursed expenses	0.8		1.3

Total revenue	$23.9		$27.9

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 13% to $23.1 million in the first quarter of 2008, a decrease of $3.5 million, from $26.6 million in the first quarter of 2007.

Revenue from Consulting services decreased by $2.8 million to $10.6 million in the first quarter of 2008 from $13.4 million in the first quarter of 2007, a decrease of 21%. Consulting services represented 46% and 50% of net revenue for first quarter of 2008 and the first quarter 2007, respectively. The decrease in Consulting services revenue is primarily due to a 31% decline in our Traditional CRM Service Line driven by reduced spending by the two largest clients that utilize these services. Consulting services from our Integrated Contact Solutions Service Line in the first quarter of 2008 declined 7% compared to the first quarter of 2007. The Company was restructured in December 2007, to focus on growth within this service line. Progress has been made as sequential growth occurred in the first quarter of 2008, but this growth has been impeded by current economic conditions that have increased the length of time it takes to complete contracts. Our Behavioral Analytics™ Service Line grew 91% in the first quarter of 2008, driven by a continuously increasing focus on the service line that resulted in a significant increase in the number of assessments in the first quarter of 2008 compared to the first quarter of 2007. Spending by our Consulting services clients may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Revenue from Consulting Services is a product of billable hours and our average billable rate. Billable hours are largely the function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $158 in the first quarter of 2008 from $147 in the first quarter of 2007. This increase was the result of a higher mix of Integrated Contact Solutions service line projects, which have higher average bill rates than eLoyalty’s other consulting projects. The impact of this increase on revenue was more than offset by a decrease in eLoyalty’s headcount and lower utilization of billable consultants. Headcount decreased in the first quarter of 2008 because of the staff reductions in the fourth quarter of 2007. Utilization of billable consultants, defined as billed time as a percentage of their total available time, declined to 70% for the first quarter of 2008 from 82% for the first quarter of 2007 as a result of longer contracting timelines in the first quarter of 2008.

Revenue from Managed services was $10.7 million in the first quarter of 2008, an increase of $1.9 million, or 22%, from $8.8 million in the first quarter of 2007. Managed services represented 46% of net revenue for first quarter 2008, compared to 33% of net revenue for first quarter 2007. The increase in revenue from Managed services resulted from the transition of several Behavioral Analytics™ projects from the assessment to the subscription phase in late 2007 and the first quarter of 2008, as well as from the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line.

Revenue from the sale of Product decreased by 60%, or $2.6 million, to $1.8 million in the first quarter of 2008 from $4.4 million in the first quarter of 2007. Revenue from the sale of Product represented 8% of net revenue for first quarter 2008 compared to 17% of net revenue for first quarter 2007. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Products to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 45% of total revenue in the first quarter of 2008, compared to 50% in the first quarter of 2007. The top 10 clients accounted for 60% of total revenue in the first quarter of 2008, compared to 62% in the first quarter of 2007. The top 20 clients accounted for 76% of total revenue in the first quarter of 2008, compared to 79% of total revenue in the first quarter of 2007. One customer, United HealthCare Services, Inc., accounted for 22% of total revenue in the first quarter of 2008, compared to 29% of total revenue in the first quarter of 2007. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single customer or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the first quarter of 2008 was $13.3 million, or 63% of Service revenue, compared to $14.7 million, or 66% of Services revenue, in the first quarter of 2007. The decrease in cost was primarily due to lower internal and external resource costs of $0.8 million, increased Behavioral Analytics™ cost deferrals net of amortized implementation costs of $0.5 million, reduced discretionary travel expense of $0.4 million, and higher third party support costs that related to the increase in Integrated Contact Solutions Managed service revenue of $0.4 million. The percentage decrease is primarily due to the impact of lower costs of 6%, and higher billing rates of 2%, which were partially offset by lower utilization of our consulting services resources of 5%.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our Integrated Contact Solutions Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor–specific mix of the products we resell within a period and our ability to qualify for rebates from our largest Product vendor.

Rebates fluctuate with the volume of Cisco product sold, and are based on a percentage of our cost for the product. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. We recognize these rebates as they are earned as we have consistently met established criteria and can estimate the value of these rebates.

Cost of product in the first quarter of 2008 was $1.4 million, or 79% of Product revenue, compared to $3.5 million, or 80% of Product revenue in the first quarter of 2007. The cost decrease is primarily due to the decrease in Product revenue. The percentage decrease was primarily due to the mix of vendor specific products sold in the first quarter of 2008.

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

Selling, general and administrative expenses decreased $1.0 million to $11.4 million in the first quarter of 2008 from $12.4 million in the first quarter of 2007. This decrease is primarily due to lower personnel costs of $0.7 million relating to the fourth quarter restructuring actions and reduced discretionary travel expense of $0.2 million.

Severance and Related Costs

In late 2007, we restructured our business into two primary business units Behavioral Analytics™ and Integrated Contact Solutions/CRM. In connection with this change a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to the cost reduction actions taken in late fiscal year 2007 are anticipated to be $9.0 million in 2008. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the second quarter of 2008, pursuant to agreements entered into with affected employees. See Note Four “Severance and Related Costs”.

Severance and related costs was $0.2 million in the first quarter of 2008. The Company did not record any severance and related costs in the first quarter of 2007. The $0.2 million of expense recorded in the first quarter of 2008 is a revised estimate for the fourth quarter 2007 restructuring action.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 25%, to $1.0 million in the first quarter of 2008 compared to $0.8 million in the first quarter of 2007. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $4.2 million for the first quarter 2008, compared to an operating loss of $4.9 million for the first quarter 2007.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) decreased $0.2 million to $0.1 million in the first quarter of 2008, compared to $0.3 million in the first quarter of 2007. The $0.2 million decrease was primarily related to lower average cash balances and lower average yields on our investments in the first quarter of 2008 compared to the first quarter of 2007 and $0.2 million of interest expense related to our capital lease obligations in the first quarter of 2008. These lease obligations did not exist in the first quarter of 2007.

Income Tax (Provision) Benefit

There was no appreciable income tax provision or benefit in the first quarter of 2008 or 2007. As of March 29, 2008, total deferred tax assets of $50.2 million are offset by a valuation allowance of $50.1 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $4.5 million in the first quarter of 2008 compared to a net loss available to common stockholders of $4.9 million in the first quarter of 2007. These losses include dividends to preferred shareholders of $0.3 million and $0.4 million in the first quarters of 2008 and 2007, respectively. The net loss was $0.49 per share on a basic and diluted basis in the first quarter of 2008, which decreased from a net loss of $0.61 per share on a basic and diluted basis in the first quarter of 2007.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund: working capital needs; capital expenditures for infrastructure and our Behavioral Analytics™ Service Line; other investments in support of revenue generation and growth; and payment of Series B stock dividends. As of March 29, 2008, our principal current capital resources consist of our cash and cash equivalent balances of $19.8 million, which includes $1.9 million in foreign bank accounts and restricted cash of $2.5 million.

Our cash and cash equivalents position decreased $4.1 million, or 17.1%, as of March 29, 2008 from $23.9 million as of December 29, 2007. The decrease in cash, in the first quarter of 2008, was primarily the result of an operating loss excluding non-cash items; a decrease in working capital; capital expenditures; acquisition of treasury stock; and dividend payments. Restricted cash remained constant during the quarter. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company used $1.9 million of cash in the first quarter of 2008 compared to generating $1.9 million of cash in the first quarter of 2007. Net cash from operating activities decreased primarily because of an increase in working capital that was partially offset by an increase in net income before depreciation, amortization and stock-based compensation and an increase in long-term liabilities. Cash used in operating activities in the first quarter of 2008 consisted primarily of an increase in working capital of $1.4 million and a decrease in long-term liabilities of $0.9 million that was partially offset by net income before depreciation, amortization and stock-based compensation of $0.6 million. Cash generated from operating activities in the first quarter of 2007 consisted primarily of an increase in long-term liabilities of $2.3 million, a decrease in working capital of $0.2 million and a net loss before depreciation, amortization and stock-based compensation of $0.2 million partially offset by an increase in other long-term assets of $0.8 million.

Average Days Sales Outstanding (“DSO”) was 48 days at March 29, 2008 compared to 47 days at December 29, 2007 and 53 days at March 31, 2007. We do not expect any significant collection issues with our clients. At March 29, 2008, there remained $0.1 million of unpaid severance and related costs. See Note Four “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.3 million and $1.0 million of cash during the first quarter of 2008 and 2007, respectively, primarily to purchase computer hardware and software. We currently expect our capital investments to be between $5 million to $6 million for the remainder of fiscal year 2008 and plan on funding a vast majority of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $1.9 million and $2.1 million of cash during the first quarter of 2008 and 2007, respectively. Net cash outflows during 2008 consisted primarily of $1.2 million to acquire treasury stock and $0.7 million to pay dividends on Series B convertible preferred stock. Net cash outflows during 2007 consisted primarily of $1.4 million to acquire treasury stock and $0.7 million to pay dividends on Services B convertible preferred stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with the Salary Replacement Program and other stock award vestings. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled and not recorded as treasury stock. See Note Three “Stock-Based Compensation” for a further discussion on these programs.

A semi-annual dividend payment of approximately $0.6 million is expected to be paid in future periods on the Series B stock. The amount of each such dividend would be decreased for any conversions of the Series B stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at the time of conversion. The Company also expects to acquire treasury stock of between $1.0 and $1.3 million per quarter to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $17.3 million as of March 29, 2008. In addition, our restricted cash of $2.5 million with Bank of America (the “Bank”) at March 29, 2008 is available to support letters of credit issued under our credit facility (as described below) to support collateral requirements for our capital lease agreements and to accommodate a credit requirement at the Bank associated with the purchase and transfer of foreign currencies and credit card payments. For 2008, we will continue to see an increased use of stock-based compensation compared to 2007. See “Salary Replacement Program” under Note Three “Stock-Based Compensation”.

We anticipate that our current unrestricted cash resources, together with capital lease financing, other internally generated funds and other financing alternatives, will be sufficient to satisfy our expected short-term working capital and capital expenditure needs for the next twelve months. If, however, our operating activities, capital expenditure requirements or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or suspension or cancellation of a large project, there is no assurance that we would have access to additional external capital resources on acceptable terms.

Bank Facility

The Company maintains a Loan Agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of March 29, 2008. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $2.5 million related to letters of credit issued under the Facility to support our capital lease obligations and to cover the foreign currency and credit card payment requirements. As a result, $2.5 million remains available under the Facility at March 29, 2008. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first quarter of 2008 or 2007.

Accounts Receivable Customer Concentration

At March 29, 2008, one customer, United HealthCare Services, Inc., accounted for 23% of total gross accounts receivable. We collected 37% of that amount through April 28, 2008. Of the total March 29, 2008 gross accounts receivable, we collected 39% as of April 28, 2008. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations at March 29, 2008 and December 29, 2007 were $2.6 million and $1.5 million, respectively. We entered into a capital lease agreement with a lease company to lease hardware and software. We expect capital lease obligations to be between $5 million to $6 million for the remainder of fiscal year 2008 as we continue to expand our investment in Behavioral Analytics™ infrastructure. At the current time the Company is required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There were no capital lease obligations at March 31, 2007. The Company will continue to fund most capital investments with capital leases.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations was well as various commitments reflected as liabilities on our balance sheet at March 29, 2008. These commitments are as follows:

(In millions) Contractual Obligations	Total	Next 12 Months	13-36 Months	37-60 Months	Thereafter
Letters of credit	$2.3	$—	$2.3	$—	$—
Operating leases	$5.6	$2.1	$2.2	$0.7	$0.6
Capital leases	$3.2	$1.1	$2.1	$—	$—
Severance and related costs	$0.1	$0.1	$—	$—	$—
Purchase obligations	$7.1	$7.1	$—	$—	$—

Total	$18.3	$10.4	$6.6	$0.7	$0.6

Due to the existence of the Company’s net operating loss carryover as described in Note Seven “Income Taxes” in Part II Item 8 of the Form 10-K for the year ended December 29, 2007, no net contractual obligations related to FASB Interpretation No. 48 (“FIN 48”) adjustments exist as of March 29, 2008.

Letters of Credit

These amounts reflect standby letters of credit issued as collateral for capital leases. The terms of the Bank Facility requires us to deposit a like amount of cash into a restricted cash account at the Bank for the duration of the letter of credit commitment period. The above amounts reflect the face amount of these letters of credit that expire in each period presented. To the extent these letters of credit expire without a claim being made, the cash deposited in the restricted cash account will be transferred back to an unrestricted cash account.

Leases

These amounts reflect future principal, interest and executory costs of the leases entered into by the Company for technology and office equipment as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of March 29, 2008.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in the fourth quarter of 2007 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of March 29, 2008.

Purchase Obligations

Purchase obligations include $6.2 million of commitments reflected as liabilities on our balance sheet as of March 29, 2008 as well as $0.9 million of non cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option permitted under SFAS 159 so adoption had no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008 the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS 157 effective January 1, 2008 and there was no material effect on its consolidated financial statements. See Note Eleven for additional information.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the quarter ended March 29, 2008 and March 31, 2007, 7% and 6%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-Q, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Part II. Other Information

Item 2.	Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its common stock in the first quarter of 2008. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock awarded under the Salary Replacement Program or vestings under other stock programs. The Company has not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 30, 2007 – January 30, 2008
Common stock	413	$10.40
January 31, 2008 – February 29, 2008
Common stock	115,535	$10.34
March 1, 2008 – March 29, 2008
Common stock	3,926	$7.43

Total
Common stock	119,874	$10.25

Item 6.	Exhibits

*10.1	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of February 13, 2008), incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 19, 2008.

**10.2	Indemnification Agreement, effective as of March 20, 2008 between John T. Kohler and eLoyalty.

**10.3	Indemnification Agreement, effective as of March 26, 2008 between Michael J. Murray and eLoyalty.

**10.4	Indemnification Agreement, effective as of March 24, 2008 between Tench Coxe and eLoyalty.

**10.5	Indemnification Agreement, effective as of March 26, 2008 between John C. Staley and eLoyalty.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Christopher Min under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Christopher Min under Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory contract, plan or arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 7, 2008.

eLOYALTY CORPORATION

By	/s/ CHRISTOPHER MIN
Christopher Min
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)