Form 10-Q
period 2008-06-28
ELOYALTY CORP
filed 2008-08-07
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 30, 2008 was 10,526,563.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 28, 2008	December 29, 2007
ASSETS:

Current Assets:
Cash and cash equivalents	$13,507	$21,412
Restricted cash	3,655	2,455
Receivables, (net of allowances of $82 and $110)	11,975	11,322
Prepaid expenses	10,587	8,465
Other current assets	1,278	1,074

Total current assets	41,002	44,728
Equipment and leasehold improvements, net	7,321	7,391
Goodwill	2,643	2,643
Intangibles, net	764	828
Other long-term assets	4,007	4,461

Total assets	$55,737	$60,051

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable	$4,720	$2,997
Accrued compensation and related costs	4,005	5,555
Unearned revenue	13,701	11,772
Other current liabilities	3,866	3,783

Total current liabilities	26,292	24,107
Long-term unearned revenue	5,321	7,416
Other long-term liabilities	2,267	1,625

Total liabilities	33,880	33,148

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,631,547 and 3,745,070 shares issued and outstanding with a liquidation preference of $19,169 and $19,768 at June 28, 2008 and December 29, 2007, respectively	18,521	19,100

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,640,381 and 9,885,458 shares issued at June 28, 2008 and December 29, 2007; and 10,485,348 and 9,735,492 outstanding at June 28, 2008 and December 29, 2007, respectively	106	99
Additional paid-in capital	178,056	172,483
Accumulated deficit	(169,982)	(158,548)
Treasury stock, at cost, 155,033 and 149,966 shares at June 28, 2008 and December 29, 2007	(1,174)	(2,731)
Accumulated other comprehensive loss	(3,670)	(3,500)

Total stockholders’ equity	3,336	7,803

Total liabilities and stockholders’ equity	$55,737	$60,051

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Services	$18,219	$23,301	$39,571	$45,478
Product	3,117	1,356	4,895	5,763

Revenue before reimbursed expenses (net revenue)	21,336	24,657	44,466	51,241
Reimbursed expenses	808	1,313	1,546	2,651

Total revenue	22,144	25,970	46,012	53,892

Operating expenses:
Cost of services	13,576	15,224	26,925	29,961
Cost of product	2,423	918	3,824	4,432

Cost of revenue before reimbursed expenses	15,999	16,142	30,749	34,393
Reimbursed expenses	808	1,313	1,546	2,651

Total cost of revenue, exclusive of depreciation and amortization shown below:	16,807	17,455	32,295	37,044
Selling, general and administrative	11,234	12,089	22,677	24,527
Severance and related costs	283	—	452	—
Depreciation and amortization	1,092	948	2,055	1,721

Total operating expenses	29,416	30,492	57,479	63,292

Operating loss	(7,272)	(4,522)	(11,467)	(9,400)
Interest and other income (expense), net	4	591	82	918

Loss before income taxes	(7,268)	(3,931)	(11,385)	(8,482)
Income tax provision	(16)	(6)	(49)	(2)

Net loss	(7,284)	(3,937)	(11,434)	(8,484)
Dividends related to Series B preferred stock	(325)	(363)	(649)	(729)

Net loss available to common stockholders	$(7,609)	$(4,300)	$(12,083)	$(9,213)

Basic net loss per common share	$(0.80)	$(0.52)	$(1.31)	$(1.13)

Diluted net loss per common share	$(0.80)	$(0.52)	$(1.31)	$(1.13)

Shares used to calculate basic net loss per share	9,454	8,203	9,258	8,119

Shares used to calculate diluted net loss per share	9,454	8,203	9,258	8,119

Stock-based compensation, primarily restricted stock, included in individual line items above:
Cost of services	$1,640	$260	$2,000	$556
Selling, general and administrative	3,346	2,195	6,768	5,506
Severance and related costs	—	—	45	—

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	June 28, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net loss	$(11,434)	$(8,484)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,055	1,721
Stock-based compensation	8,813	6,062
Provision for uncollectible amounts	(10)	152
Changes in assets and liabilities:
Receivables	(647)	(1,492)
Prepaid expenses	(1,099)	(3,720)
Other assets	(343)	635
Accounts payable	1,706	2,049
Accrued compensation and related costs	(1,386)	722
Unearned revenue	(209)	6,765
Other liabilities	(488)	(693)

Net cash (used in) provided by operating activities	(3,042)	3,717

Cash Flows from Investing Activities:
Capital expenditures and other	(435)	(2,191)

Net cash used in investing activities	(435)	(2,191)

Cash Flows from Financing Activities:
Acquisition of treasury stock	(2,459)	(2,307)
Increase in restricted cash	(1,200)	(14)
Payment of Series B dividends	(669)	(737)
Proceeds from stock compensation and employee stock purchase plans	211	214
Principal payments under capital lease obligations	(332)	—
Other	—	24

Net cash used in financing activities	(4,449)	(2,820)

Effect of exchange rate changes on cash and cash equivalents	21	(164)

Decrease in cash and cash equivalents	(7,905)	(1,458)
Cash and cash equivalents, beginning of period	21,412	31,645

Cash and cash equivalents, end of period	$13,507	$30,187

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,487	$—
Capital equipment purchased on credit	1,487	—
Change in net unrealized security gain	(142)	—

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$1,155
Interest paid	(241)	—

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we”, “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 28, 2008 and December 29, 2007, the condensed consolidated results of our operations for the three months and six months ended June 28, 2008 and June 30, 2007 and our condensed consolidated cash flows for the six months ended June 28, 2008 and June 30, 2007, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of June 28, 2008 and December 29, 2007, deferred revenue totaled $6.1 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of June 28, 2008 and December 29, 2007, the Company had deferred costs totaling $4.4 million and $3.5 million, respectively.

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

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $1.0 million and $1.5 million has been deferred as of June 28, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

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

Note Three — Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of the Company common stock for issuance. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the eLoyalty Corporation 1999 Stock Incentive Plan to increase the number of shares available for issuance under the Plan by 1,500,000. As of June 28, 2008, there were a total of 1,016,275 shares available for future grants under the 1999 Plan, 2000 Plan and from treasury stock.

Stock compensation expense was $5.0 million and $2.5 million for the three months ended June 28, 2008 and June 30, 2007, and $8.8 million and $6.1 million for the six months ended June 28, 2008 and June 30, 2007, respectively. The Company recognizes stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment”. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 and $1.6 million for the three months ended June 28, 2008 and June 30, 2007, and $0 and $3.1 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

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

Restricted and installment stock award activity was as follows for the six months ended June 28, 2008:

	Shares	Weighted Average Price
Nonvested balance at December 29, 2007	992,503	$12.80
Granted	1,018,897	$9.21
Vested	(514,073)	$9.30
Forfeited	(132,818)	$15.19

Nonvested balance at June 28, 2008	1,364,509	$11.19

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Total fair value of restricted and installment stock awards vested	$2.2	$2.9	$4.7	$7.2

As of June 28, 2008, there remains $12.3 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 2.6 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of the Company common stock on the date of grant and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin in equal monthly or quarterly increments over the vesting period. The Company recognized compensation expense related to option awards of $0.2 million and $0.2 million, respectively, for the three months ended June 28, 2008 and June 30, 2007, and $0.5 million and $0.4 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 50,000 shares of the Company common stock that vests ratably over a period of 48 months. The day after the annual stockholders’ meeting, each non-employee director is granted an additional non-qualified stock option to purchase 5,000 shares of the Company common stock. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of the Company common stock on the grant date and are exercisable for up to 10 years.

During the first quarter of 2008, a total of 195,000 options were granted to five of the Company’s officers, vesting 25% after a one year period with the balance of the shares vesting in 12 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $10.54, the closing price of a share of eLoyalty common stock on February 19, 2008. During the first quarter of 2007, a total of 200,000 options, vesting in 16 equal quarterly installments were granted to four of the Company’s officers, with a maximum term of 10 years. The exercise price per share was $21.95, the closing price of a share of eLoyalty common stock on February 20, 2007.

During the second quarter of 2008, a total of 25,000 options were granted to non-employee directors. Each of the five non-employee directors received 5,000 options which will vest 25% on February 28, 2009, and the balance will vest quarterly over the following three years, with a maximum term of 10 years. The exercise price per share was $6.60, the closing price of a share of eLoyalty common stock on May 16, 2008.

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

Option activity was as follows for the six months ended June 28, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 29, 2007	744,163	$22.45	6.2
Granted	220,000	$10.09		$5.67
Exercised	—	$—
Forfeited	(13,706)	$138.85

Outstanding as of June 28, 2008	950,457	$17.91	6.6

Exercisable as of June 28, 2008	562,332	$20.36

Outstanding intrinsic value at June 28, 2008 (in millions)	$0.3

Exercisable intrinsic value at June 28, 2008 (in millions)	$0.3

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Total fair value of stock options vested	$0.3	$0.2	$0.5	$0.4
Intrinsic value of stock options exercised	$—	$—	$—	$—
Proceeds received from option exercises	$—	$0.2	$—	$0.2

As of June 28, 2008, there remains $2.9 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The fair value for options granted during the six months ended June 28, 2008 and June 30, 2007, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

For the Six Months Ended
	June 28, 2008	June 30, 2007
Risk-free interest rates	2.5% - 3.1%	4.7% - 4.9%
Expected dividend yield	—	—
Expected volatility	58% - 59%	55% - 57%
Expected lives	6 years	5 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

The Company implemented a Salary Replacement Program in November 2006. Under the initial program, executives and Vice Presidents exchange a percentage of their salary for grants of shares of the Company’s common stock. The program began December 1, 2006 and had been authorized by the Board of Directors through December 31, 2007. In October 2007, the Board of Directors approved a modification and extended the plan through December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who are based in North America. The salary reduction percentages range from 10% to 30% dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals and Director levels. The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. In

February 2008, the Board of Directors modified the plan to further reduce cash salaries at the executive and Vice President level by 7.5% of gross salary in exchange for an additional 12.5% salary in the form of additional shares. The new salary reduction percentages range from 10% to 37.5% depending on salary levels of the affected executives, Vice Presidents, Senior Principals and Director levels. Subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate with terms of the program. Under the Salary Replacement Program a total of 277,524 and 42,704 shares were granted during the six months ended June 28, 2008 and June 30, 2007, respectively.

Other Stock Compensation

Beginning in 2008, the Company began to pay director fees, commissions and bonuses with stock. In the first six months of 2008, the Company issued 82,978 shares as stock compensation under these programs.

Employee Stock Purchase Plan

During the second quarter of 2007, eLoyalty’s Board of Directors and stockholders approved the proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. eLoyalty reinstated the Plan in the third quarter of 2007. The Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of eLoyalty common stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter, a total of 12,307 shares and 23,738 shares were issued during the three months and six months ended June 28, 2008. The first purchase period opened July 1, 2007. We recorded $28,000 and $76,000 of expense for this program for the three months and six months ended June 28, 2008.

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

In the second quarter of 2008, the Company recorded $0.3 million of expense primarily related to severance and related costs for the elimination of seventeen positions. For the first six months of 2008, the Company recognized pre-tax charges (including adjustments) of $0.5 million. The $0.5 million of expense recorded in the first six months of 2008 is primarily due to restructuring actions taken in 2008 for the elimination of seventeen positions and 2008 adjustments related to cost reduction activities for actions taken in late fiscal year 2007.

During the first six months of 2008 and 2007, the Company made cash payments of $1.2 million and $0.2 million related to cost reduction actions. Included in the 2007 payments were costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001. The Company expects substantially all remaining severance and other related accruals to be paid out by the third quarter of 2008 pursuant to agreements entered into with affected employees.

The severance and related costs and their utilization for the six months ended June 28, 2008 are as follows:

(In millions)	Employee Severance
Balance, December 29, 2007	$0.8

Charges	0.3
Adjustments charged to severance and related costs	0.2

Charged to severance and related costs	0.5
Payments	(1.2)

Balance, June 28, 2008	$0.1

Note Five — Current Unearned Revenue

Current unearned revenue was $13.7 million and $11.8 million as of June 28, 2008 and December 29, 2007. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	June 28, 2008	December 29, 2007
Integrated Contact Solutions Managed Services	$9.2	$8.5
Behavioral Analytics™ Managed Services	2.9	2.2
Other	1.6	1.1

Total	$13.7	$11.8

Note Six — Long-Term Unearned Revenue

Long-term unearned revenue was $5.3 million and $7.4 million as of June 28, 2008 and December 29, 2007. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	June 28, 2008	December 29, 2007
Integrated Contact Solutions Managed Services	$2.1	$3.7
Behavioral Analytics™ Managed Services	3.2	3.2
Other	—	0.5

Total	$5.3	$7.4

Note Seven — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss	$(7.3)	$(3.9)	$(11.4)	$(8.5)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(0.1)	—	(0.2)	—
Effect of currency translation	—	(0.2)	—	(0.2)

Comprehensive net loss	$(7.4)	$(4.1)	$(11.6)	$(8.7)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments and unrealized gains on marketable securities, was $3.7 million and $3.5 million at June 28, 2008 and December 29, 2007, respectively. The unrealized gain relates to stock of a publicly traded company, the value of which is included in Other Current Assets.

Note Eight — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
(In millions, except share and per share data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss	$(7.3)	$(3.9)	$(11.4)	$(8.5)
Series B preferred stock dividends	(0.3)	(0.4)	(0.7)	(0.7)

Net loss available to common stockholders	$(7.6)	$(4.3)	$(12.1)	$(9.2)

Per common share
Basic loss before Series B preferred stock dividends	$(0.77)	$(0.48)	$(1.24)	$(1.04)

Basic net loss	$(0.80)	$(0.52)	$(1.31)	$(1.13)

Weighted average common shares outstanding (in thousands)	9,454	8,203	9,258	8,119

Currently anti-dilutive common stock equivalents(1) (in thousands)	3,834	4,961	3,720	4,913

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note Nine — Leases

Capital Leases

The Company acquired $1.5 million of computer equipment and leasehold improvements using capital leases in 2008. These assets were primarily related to investments in our Behavioral Analytics™ Service Line. All capital leases are for a term of 3 years. The liabilities for these capital leases are included in Other current liabilities and Other long-term liabilities on the balance sheet.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 28, 2008:

(In millions)
Year	Amount
2008	$0.6
2009	1.3
2010	1.4
Thereafter	—

Total minimum lease payments	$3.3
Less: estimated executory costs	(0.4)

Net minimum lease payments	$2.9
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$2.6

Note Ten — Segment Information

Beginning in 2008 the Company operates in two business segments, Behavioral AnalyticsTM services and Integrated Contact Solutions/CRM, based on the criteria of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosure about Segments of an Enterprise and Related Information”. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral AnalyticsTM service business segment focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral AnalyticsTM service is primarily a hosted solution and is delivered as a subscription service. Revenue from Behavioral AnalyticsTM assessments, deployments and subscription services as well as marketing application hosting and email fulfillment services are included in this business segment.

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

Management believes that Segment Operating Income/(Loss) Before Stock-Based Compensation, Severance and Related Costs, and Depreciation and Amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with General Accepted Accounting Principles. The Company does not allocate depreciation or amortization or other items below the Operating Income/(Loss) level to the business segments. Also, the Company does not track or review asset information, other than capital expenditures, by reportable segments. Prior to 2008, the Company operated in one business segment and did not track information for the two new business segments. The 2007 data is not presented because it would be impractical to obtain information for the two new business segments.

The following table presents summarized information by business segment along with a reconciliation to operating income (loss):

	Quarter to Date Segment Reporting at June 28, 2008
(In millions)	Behavioral Analytics™	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$3.5	$14.7	$—	$18.2
Product	—	3.1	—	3.1

Net revenue	3.5	17.8	—	21.3
Reimbursed expenses	0.1	0.7	—	0.8

Total revenue	3.6	18.5	—	22.1

Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(2.0)	3.8	(2.7)	(0.9)
Stock-based compensation	1.9	2.4	0.7	5.0
Severance and related costs	—	—	0.3	0.3
Depreciation and amortization	—	—	1.1	1.1

Operating income/(loss)	(3.9)	1.4	(4.8)	(7.3)
Interest and other income/(expense)	—	—	—	—
Income taxes	—	—	—	—

Net income/(loss)	$(3.9)	$1.4	$(4.8)	$(7.3)

Capital investments	$0.4	$—	$—	$0.4

	Year to Date Segment Reporting at June 28, 2008
(In millions)	Behavioral Analytics™	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$8.3	$31.3	$—	$39.6
Product	—	4.9	—	4.9

Net revenue	8.3	36.2	—	44.5
Reimbursed expenses	0.2	1.3	—	1.5

Total revenue	8.5	37.5	—	46.0

Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(2.5)	8.3	(6.0)	(0.2)
Stock-based compensation	3.6	3.8	1.4	8.8
Severance and related costs	—	—	0.4	0.4
Depreciation and amortization	—	—	2.1	2.1

Operating income/(loss)	(6.1)	4.5	(9.9)	(11.5)
Interest and other income/(expense)	—	—	0.1	0.1
Income taxes	—	—	—	—

Net income/(loss)	$(6.1)	$4.5	$(9.8)	$(11.4)

Capital investments	$1.7	$0.1	$0.1	$1.9

Note Eleven – Fair Value Measurements

As discussed in Note Twelve effective January 1, 2008 the Company adopted SFAS No. 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Although the adoption of SFAS No. 157 had no material effect on its consolidated financial statements, the Company is now required to provide additional disclosure as part of its financial statements. In accordance with FSP FAS 157-2, the Company deferred adoption of SFAS No. 157 as it relates to non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2008:

	Fair Value Measurements at June 28, 2008 Using
(In millions)	Total carrying at June 28, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.3	$0.3	$—	$—

These securities are included in Other Current Assets on the Company’s balance sheet.

Note Twelve — Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective sixty days following the Securities and Exchange Commission’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact, if any, of the adoption of FAS No. 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its consolidated financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. See Note Eleven for additional information related to the adoption of FAS 157 related to financial assets.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 28, 2008.

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

Behavioral Analytics™ Business Unit

Behavioral Analytics™ Services

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of June 28, 2008 and December 29, 2007, deferred revenue totaled $6.1 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of June 28, 2008 and December 29, 2007, the Company had deferred costs totaling $4.4 million and $3.5 million, respectively.

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

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $1.0 million and $1.5 million has been deferred as of June 28, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2008. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. Prior to 2007, a portion of the accruals related to office space reductions, office closures and associated contractual lease obligations that were based in part on assumptions and estimates of the timing and amount of sublease rentals affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. No adjustments related to sublease efforts were made in the first six months of 2008.

Income Taxes

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

•	Risks involving the variability and predictability of the number, size, scope, cost, duration of and revenue from client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including Behavioral AnalyticsTM services;

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

Background

eLoyalty helps its clients achieve breakthrough results with revolutionary analytics and advanced technologies that drive continuous business improvement. With a long track record of delivering proven solutions for many of the Fortune 1000 Companies, the Company’s offerings include Behavioral Analytics™ services, Integrated Contact Solutions and Consulting Services, aligned to enable focused business transformation.

The Company is focused on growing and developing its business through two primary Business Units, Behavioral Analytics™ services and Integrated Contact Solutions/CRM. Through these Business Units, the Company generates three types of revenue: (1) Consulting services revenue, which is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue, which is recurring, annuity revenue from long-term (generally one to five year) contracts; and (3) Product revenue, which is generated through the resale of third-party software and hardware. The chart below shows the relationship between these business units and the types of revenue generated from each.

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

In recent years, the Company has invested heavily to develop the following differentiated capabilities in our primary Business Units:

Behavioral Analytics™ Business Unit

Behavioral AnalyticsTM Service Line

eLoyalty pioneered this solution, which improves the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. Using its Behavioral Analytics™ services, eLoyalty can help clients:

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

eLoyalty has designed a scalable application platform to enable the Company to implement and operate Behavioral Analytics™ services for its clients. Behavioral Analytics™ services are primarily hosted by eLoyalty and delivered as a subscription service. Consulting Services revenue consists of assessment services and Managed Services revenue consists of deployment and subscription services.

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

Consulting Services

In addition to the Consulting services revenue generated by Behavioral Analytics™ services and Integrated Contact Solutions engagements, we derive a substantial portion of our revenue from a broad range of Traditional CRM consulting and systems integration work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analytics™ and Integrated Contact Solutions Service Lines. Our Consulting services are billed on a time and materials basis or on a fixed-fee basis and generally include a combination of the following:

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

Managed Services

Growth in Managed services revenue is primarily driven by Behavioral Analytics™ services and Integrated Contact Solutions engagements. These Managed services consist of the following:

•

Behavioral Analytics™ Managed Services include the deployment and ongoing operation of our proprietary Behavioral Analytics™ services. Based on each client’s business requirements, the applications are configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in some cases, on-premise hosted environment. The service is provided on a subscription basis and the contract duration generally is three to five years. The fees and costs related to the initial deployment are deferred and amortized over the life of the contract.

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

In the second half of 2008, we expect moderate growth in our Managed services revenue, compared to the first half of 2008, as a result of higher Integrated Contact Solutions support and maintenance revenue and substantially higher Behavioral AnalyticsTM services deployment and subscription revenue. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services, are expected to continue to decline in the second half of 2008. Overall, 2008 Managed Services revenue is expected to be moderately higher than in 2007.

Consulting services revenue will decline moderately in the second half of 2008, compared to the first half of 2008, due to significant decline in demand for our Traditional CRM consulting services. The second half of 2008 revenue decline should be partially offset by moderate growth in Consulting revenue from our Integrated Contact Solutions Service Line and substantial growth in Consulting services revenue from our Behavioral AnalyticsTM Service Line. Overall, 2008 Consulting services revenue is expected to decrease considerably in comparison to 2007.

Product revenue should experience significant growth in the last half and for the full year of 2008, compared to the first half of 2008 and fiscal year 2007.

We continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral AnalyticsTM services. These investments may affect our profitability and cash resources in 2008, but we believe they are required to continue to build our Managed services backlog and to maintain and strengthen our competitive advantage. As a result, management has assessed and will continue to assess all areas of the cost structure to identify opportunities to maximize profitability and cash resources. For example, in the first quarter of 2008 the Salary Replacement Program was amended to increase the percentage of total compensation that is paid in stock to Vice Presidents and we also continue to pay commissions earned in 2008 with stock.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $69.5 million as of June 28, 2008 and $72.8 million as of December 29, 2007 largely because Managed services revenue exceeded Managed services bookings during the first six months of

2008. The Company anticipates an increase to the Managed services backlog for 2008. Of the June 28, 2008 backlog, 68% is related to Behavioral Analytics TM services, 22% is related to our Integrated Contact Solutions offerings and the remaining balance is from other Managed services.

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

Second Quarter 2008 Compared with Second Quarter 2007

Net Revenue

	Second Quarter
	2008		2007
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$8.8	41%	$13.6	55%
Managed services	9.4	44%	9.7	40%

Services revenue	18.2	85%	23.3	95%
Product	3.1	15%	1.3	5%

Net revenue	21.3	100%	24.6	100%
Reimbursed expenses	0.8		1.4

Total revenue	$22.1		$26.0

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 13% to $21.3 million in the second quarter of 2008, a decrease of $3.3 million, from $24.6 million in the second quarter of 2007.

Revenue from Consulting services decreased by $4.8 million to $8.8 million in the second quarter of 2008 from $13.6 million in the second quarter of 2007, a decrease of 36%. The decrease in Consulting services revenue is primarily due to a 39% decline in our Traditional CRM Service Line as a result of reduced spending by the two largest clients that use these services and because several projects were completed in 2007 for another large client. Consulting services from our Integrated Contact Solutions Service Line in the second quarter of 2008 declined 30% compared to the second quarter of 2007. The Company was restructured in December 2007 to focus on growth within this service line. However, this growth has been limited by current economic conditions that have increased the buying cycle and the length of time it takes to complete the contracting process. Our Behavioral Analytics™ Service Line declined 45% in the second quarter of 2008 compared to second quarter of 2007. This decline was driven by fewer active assessments being performed in the second quarter of 2008 as compared with the second quarter of 2007. The number of assessments contracted in the second quarter of 2008 increased compared to the number of assessments contracted in the second quarter of 2007. Spending by our Consulting services clients may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Revenue from Consulting Services is a product of billable hours and our average billable rate. Billable hours are largely the function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $156 in the second quarter of 2008 from $152 in the second quarter of 2007. This increase was the result of a higher mix of Integrated Contact Solutions service line projects, which have higher average bill rates than eLoyalty’s Traditional CRM Service Line. The impact of this increase on revenue was more than offset by a decrease in eLoyalty’s headcount and lower utilization of billable consultants. Headcount decreased in the second quarter of 2008 because of staff reductions. Utilization of billable consultants, defined as billed time as a percentage of their total available time, declined to 69% for the second quarter of 2008 from 79% for the second quarter of 2007 as a result of delayed project initiation in the second quarter of 2008 and declining demand for our Traditional CRM consulting services.

Revenue from Managed services was $9.4 million in the second quarter of 2008, a decrease of $0.3 million, or 2%, from $9.7 million in the second quarter of 2007. The decrease in revenue from Managed services resulted from decline in demand for our Marketing Managed Services and a contract restructuring with a large Behavioral Analytics™ client partially offset by the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line.

Revenue from the sale of Product increased by 130%, or $1.8 million, to $3.1 million in the second quarter of 2008 from $1.3 million in the second quarter of 2007. Product revenue includes a significant product sale to one client. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Products to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 42% of total revenue in the second quarter of 2008, compared to 43% in the second quarter of 2007. The top 10 clients accounted for 56% of total revenue in the second quarter of 2008, compared to 59% in the second quarter of 2007. The top 20 clients accounted for 74% of total revenue in the second quarter of 2008, compared to 77% of total revenue in the second quarter of 2007. Two clients accounted for 10% or more of total revenue in the second quarter of 2008. United HealthCare Services, Inc., accounted for 17% of total revenue in the second quarter of 2008, compared to 21% of total revenue in the second quarter of 2007. Discover Financial Services accounted for 11% of total revenue in the second quarter of 2008 compared with less than 1% of total revenue in the second quarter of 2007. Higher concentration of revenue with a single customer or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the second quarter of 2008 was $13.6 million, or 75% of Service revenue, compared to $15.2 million, or 65% of Services revenue, in the second quarter of 2007. The decrease was primarily due to lower internal and external resource costs of $1.0 million, increased cost deferrals for Behavioral Analytics™ services net of amortized implementation costs of $0.6 million, reduced discretionary travel expense of $0.4 million, partially offset by third party support costs that related to the increase in Integrated Contact Solutions Managed service revenue of $0.4 million. The percentage increase in Cost of services was primarily due to the impact of higher costs of 5%, lower utilization of our consulting services resources of 5% which was partially offset by higher billing rates of 1%.

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

Cost of product in the second quarter of 2008 was $2.4 million, or 78% of Product revenue, compared to $0.9 million, or 68% of Product revenue in the second quarter of 2007. The cost increase is primarily due to the increase in Product revenue. The percentage increase was primarily due to the mix of vendor specific products sold in the second quarter of 2008.

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

Selling, general and administrative expenses decreased $0.9 million to $11.2 million in the second quarter of 2008 from $12.1 million in the second quarter of 2007. This decrease is primarily due to reduced discretionary travel expenses of $0.5 million.

Severance and Related Costs

In late 2007, we restructured our business into two primary business units, Behavioral Analytics™ services and Integrated Contact Solutions/CRM. In connection with this change a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to the cost reduction actions taken in late fiscal year 2007 are anticipated to be $9.0 million in 2008. Cash savings related to cost reduction actions taken in the second quarter of 2008 are anticipated to be $2.0 million annually. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the third quarter of 2008, pursuant to agreements entered into with affected employees. See Note Four “Severance and Related Costs”.

Severance and related costs were $0.3 million in the second quarter of 2008. The Company did not record any severance and related costs in the second quarter of 2007. The $0.3 million of expense recorded in the second quarter of 2008 is primarily due to restructuring actions taken in 2008 for the elimination of seventeen positions.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 15%, to $1.1 million in the second quarter of 2008 compared to $0.9 million in the second quarter of 2007. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $7.3 million for the second quarter 2008, compared to an operating loss of $4.5 million for the second quarter 2007.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) decreased $0.6 million to a nominal amount in the second quarter of 2008, compared to $0.6 million in the second quarter of 2007. The $0.6 million decrease was primarily related to lower average cash balances and lower average yields on our investments in the second quarter of 2008 compared to the second quarter of 2007 and $0.1 million of interest expense related to our capital lease obligations in the second quarter of 2008. These lease obligations did not exist in the second quarter of 2007.

Income Tax Provision

There was no appreciable income tax provision in the second quarter of 2008 or 2007. As of June 28, 2008, total deferred tax assets of $52.8 million are offset by a valuation allowance of $52.7 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $7.6 million in the second quarter of 2008 compared to a net loss available to common stockholders of $4.3 million in the second quarter of 2007. These losses include dividends to preferred shareholders of $0.3 million and $0.4 million in the second quarters of 2008 and 2007, respectively. The net loss was $0.80 per share on a basic and diluted basis in the second quarter of 2008, compared to a net loss of $0.52 per share on a basic and diluted basis in the second quarter of 2007.

First Six Months of 2008 Compared with First Six Months of 2007

Net Revenue

	First Six Months Ended
	June 28, 2008		June 30, 2007
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$19.4	44%	$27.0	53%
Managed services	20.2	45%	18.5	36%

Services revenue	39.6	89%	45.5	89%
Product	4.9	11%	5.7	11%

Net revenue	44.5	100%	51.2	100%
Reimbursed expenses	1.5		2.7

Total revenue	$46.0		$53.9

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 13% to $44.5 million in the first six months of 2008, a decrease of $6.7 million, from $51.2 million in the first six months of 2007.

Revenue from Consulting services decreased by $7.6 million to $19.4 million in the first six months of 2008 from $27.0 million in the first six months of 2007, a decrease of 28%. The decrease in Consulting services revenue is primarily due to a 35% decline in our Traditional CRM Service Line driven by reduced spending by the two largest clients that utilize these services and the completion of several projects for another large client. Consulting services from our Integrated Contact Solutions Service Line in the first six months of 2008 declined 20% compared to the first six months of 2007. The Company was restructured in December 2007, to focus on growth within this service line. However, this growth has been limited by current economic conditions that have increased the buying cycle and length of time it takes to complete the contracting process. Our Behavioral Analytics™ Service Line grew 25% in the first six months of 2008, driven by a continuously increasing focus on the service line resulting in an increase in the number of assessments in the first six months of 2008 compared to the first six months of 2007. Spending by our Consulting services clients may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Revenue from Consulting Services is a product of billable hours and our average billable rate. Billable hours are largely the function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $157 in the first six months of 2008 from $150 in the first six months of 2007. This increase was the result of a higher mix of Integrated Contact Solutions service line projects, which have higher average bill rates than eLoyalty’s Traditional CRM Service Line. The impact of this increase on revenue was more than offset by a decrease in eLoyalty’s headcount and lower utilization of billable consultants. Headcount decreased in the first six months of 2008 because of staff reductions. Utilization of billable consultants, defined as billed time as a percentage of their total available time, declined to 70% for the first six months of 2008 from 80% for the first six months of 2007 as a result of delayed project initiation in the first six months of 2008 and declining demand for our Traditional CRM consulting services.

Revenue from Managed services was $20.2 million in the first six months of 2008, an increase of $1.7 million, or 9%, from $18.5 million in the first six months of 2007. The increase in Managed services revenue resulted from the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line, partially offset by decreased demand for our Marketing Managed Services and a contract restructuring with a large client for Behavioral Analytics™ services.

Revenue from the sale of Product decreased by 15%, or $0.8 million, to $4.9 million in the first six months of 2008 from $5.7 million in the first six months of 2007. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Products to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 40% of total revenue in the first six months of 2008, compared to 43% in the first six months of 2007. The top 10 clients accounted for 56% of total revenue in the first six months of 2008, compared to 57% in the first six months of 2007. The top 20 clients accounted for 72% of total revenue in the first six months of 2008, compared to 76% of total revenue in the first six months of 2007. One customer, United HealthCare Services, Inc., accounted for 20% of total revenue in the first six months of 2008, compared to 25% of total revenue in the first six months of 2007. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single customer or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the first six months of 2008 was $26.9 million, or 68% of Service revenue, compared to $30.0 million, or 66% of Services revenue, in the first six months of 2007. The decrease in cost was primarily due to lower internal and external resource costs of $1.8 million, increased cost deferrals for Behavioral Analytics™ services net of amortized implementation costs of $1.1 million, reduced discretionary travel expense of $0.9 million, partially offset by third party support costs that related to the increase in Integrated Contact Solutions Managed service revenue of $0.9 million. The percentage increase in Cost of Services was primarily due to the impact of lower utilization of our consulting services resources of 5%, which were partially offset by higher billing rates of 2% and lower costs of 1%.

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

Cost of product in the first six months of 2008 was $3.8 million, or 78% of Product revenue, compared to $4.4 million, or 77% of Product revenue in the first six months of 2007. The cost decrease is primarily due to the decrease in Product revenue. The percentage increase was primarily due to the mix of vendor specific products sold in the first six months of 2008.

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

Selling, general and administrative expenses decreased $1.8 million to $22.7 million in the first six months of 2008 from $24.5 million in the first six months of 2007. This decrease is primarily due to lower personnel costs of $0.9 million relating to the fourth quarter restructuring actions and reduced discretionary travel expense of $0.7 million.

Severance and Related Costs

In late 2007, we restructured our business into two primary business units, Behavioral Analytics™ and Integrated Contact Solutions/CRM. In connection with this change a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to the cost reduction actions taken in late fiscal year 2007 are anticipated to be $9.0 million in 2008. Cash savings related to cost reduction actions taken in the first six months of 2008 are anticipated to be $2.0 million annually. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the third quarter of 2008, pursuant to agreements entered into with affected employees. See Note Four “Severance and Related Costs”.

Severance and related costs was $0.5 million in the first six months of 2008. The Company did not record any severance and related costs in the first six months of 2007. The $0.5 million of expense recorded in the first six months of 2008 is primarily due to restructuring actions taken in 2008 for the elimination of seventeen positions and 2008 adjustments related to cost reduction activities for actions taken in late fiscal year 2007.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 19%, to $2.1 million in the first six months of 2008 compared to $1.7 million in the first six months of 2007. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $11.5 million for the first six months of 2008, compared to an operating loss of $9.4 million for the first six months of 2007.

Interest and Other Income (Expense), net

Non-operating interest and other income (expense) decreased $0.8 million to $0.1 million in the first six months of 2008, compared to $0.9 million in the first six months of 2007. The $0.8 million decrease was primarily related to lower average cash balances and lower average yields on our investments in the first six months of 2008 compared to the first six months of 2007 and $0.3 million of interest expense related to our capital lease obligations in the first six months of 2008. These lease obligations did not exist in the first six months of 2007.

Income Tax Provision

There was no appreciable income tax provision in the first six months of 2008 or 2007. As of June 28, 2008, total deferred tax assets of $52.8 million are offset by a valuation allowance of $52.7 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $12.1 million in the first six months of 2008 compared to a net loss available to common stockholders of $9.2 million in the first six months of 2007. These losses include dividends to preferred shareholders of $0.6 million and $0.7 million in the first six months of 2008 and 2007, respectively. The net loss was $1.31 per share on a basic and diluted basis in the first six months of 2008, compared to a net loss of $1.13 per share on a basic and diluted basis in the first six months of 2007.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund: working capital needs; capital expenditures for infrastructure and our Behavioral Analytics™ Service Line; other investments in support of revenue generation and growth; and payment of Series B preferred stock dividends. As of June 28, 2008, our principal current capital resources consist of our cash and cash equivalent balances of $17.2 million, which includes $1.6 million in foreign bank accounts and restricted cash of $3.7 million.

Our cash and cash equivalents position decreased $6.7 million, or 28%, as of June 28, 2008 from $23.9 million as of December 29, 2007. The decrease in cash, in the first six months of 2008, was primarily the result of an operating loss excluding non-cash items; a decrease in working capital; capital expenditures; acquisition of treasury stock; and dividend payments. The $1.2 million increase in restricted cash was used as collateral for a letter of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company used $3.0 million of cash in operating activities during the first six months of 2008 compared to generating $3.7 million of cash during the first six months of 2007. Net cash from operating activities decreased primarily because of an increase in working capital partially offset by a decrease in net loss before depreciation, amortization and stock-based compensation and an increase in long-term liabilities. Cash used in operating activities during the first six months of 2008 consisted primarily of an increase in working capital of $0.8 million, a decrease in long-term liabilities of $1.5 million and a net loss before depreciation, amortization and stock-based compensation of $0.6 million. Cash generated from operating activities during the first six months of 2007 consisted primarily of a decrease in working capital of $3.3 million, and an increase in long-term liabilities of $1.6 million, partially offset by a net loss before depreciation, amortization and stock-based compensation of $0.7 million and an increase in other long-term assets of $0.5 million.

Average Days Sales Outstanding (“DSO”) was 49 days at June 28, 2008 compared to 47 days at December 29, 2007 and 49 days at June 30, 2007. We do not expect any significant collection issues with our clients. At June 28, 2008, there remained $0.1 million of unpaid severance and related costs. See Note Four “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.4 million and $2.2 million of cash in investing activities during the first six months of 2008 and 2007, respectively, primarily to purchase computer hardware and software. We currently expect our capital investments to be between $1 million to $2 million for the remainder of fiscal year 2008 and plan on funding a vast majority of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $4.4 million and $2.8 million of cash in financing activities during the first six months of 2008 and 2007, respectively. Net cash outflows during 2008 consisted primarily of $2.5 million to acquire treasury stock, $1.2 million increase in restricted cash to support our collateral requirements for our capital lease agreements and $0.7 million to pay dividends on Series B convertible preferred stock. Net cash outflows during 2007 consisted primarily of $2.3 million to acquire treasury stock and $0.7 million to pay dividends on Series B convertible preferred stock partially offset by $0.2 million from stock purchase plans. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with the Salary Replacement Program and other stock award vestings. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled and not recorded as treasury stock. See Note Three “Stock-Based Compensation” for a further discussion on these programs.

A semi-annual dividend payment of approximately $0.6 million is expected to be paid in future periods on the Series B preferred stock. The amount of each such dividend would be decreased for any conversions of the Series B preferred stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at the time of conversion. The Company also expects to acquire treasury stock of between $0.5 million and $0.8 million per quarter to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $13.5 million as of June 28, 2008. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at June 28, 2008 is available to support letters of credit issued under our credit facility (as described below) to support collateral requirements for our capital lease agreements and to accommodate a credit requirement at the Bank associated with the purchase and transfer of foreign currencies and credit card payments. For 2008, we will continue to see an increased use of stock-based compensation compared to 2007. See “Salary Replacement Program” under Note Three “Stock-Based Compensation”.

The Company is experiencing increasing traction of the Company’s Behavioral Analytics™ Services. In addition, the Company is optimistic about the market potential for this Service. Given the need to continue to make significant investments to build out the Behavioral Analytics™ Services, including, but not limited to large increases in its sales force, and given the recent and expected future weakness in its Traditional Consulting business, on August 7, 2008, eLoyalty filed an S-3 with the Securities and Exchange Commission to raise $15.0 million in a proposed Rights Offering.

Bank Facility

The Company maintains a Loan Agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of June 28, 2008. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $3.7 million related to letters of credit issued under the Facility to support our capital lease obligations and to cover the foreign currency and credit card payment requirements. As a result, $1.3 million remains available under the Facility at June 28, 2008. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first six months of 2008 or 2007.

Accounts Receivable Customer Concentration

At June 28, 2008, one customer, United HealthCare Services, Inc., accounted for 22% of total gross accounts receivable. We collected 71% of that amount through July 31, 2008. Of the total June 28, 2008 gross accounts receivable, we collected 59% as of July 31, 2008. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations at June 28, 2008 and December 29, 2007 were $2.6 million and $1.5 million, respectively. We entered into a capital lease agreement with a lease company to lease hardware and software. We expect capital lease obligations to be between $1 million to $2 million for the remainder of fiscal year 2008 as we continue to expand our investment in the infrastructure for Behavioral Analytics™ services. At the current time the Company is required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There were no capital lease obligations at June 30, 2007. The Company will continue to fund most capital investments with capital leases.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet at June 28, 2008. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.5	$—	$3.5	$—	$—
Operating leases	$4.7	$2.1	$1.7	$0.7	$0.2
Capital leases	$3.3	$1.3	$2.0	$—	$—
Severance and related costs	$0.1	$0.1	$—	$—	$—
Purchase obligations	$6.3	$6.3	$—	$—	$—

Total	$17.9	$9.8	$7.2	$0.7	$0.2

Due to the existence of the Company’s net operating loss carryover as described in Note Seven “Income Taxes” in Part II Item 8 of the Form 10-K for the year ended December 29, 2007, no net contractual obligations related to FASB Interpretation No. 48 (“FIN 48”) adjustments exist as of June 28, 2008.

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

Leases

These amounts reflect future principal, interest and executory costs of the leases entered into by the Company for technology and office equipment as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of June 28, 2008.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in the second quarter of 2008 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of June 28, 2008.

Purchase Obligations

Purchase obligations include $5.5 million of commitments reflected as liabilities on our balance sheet as of June 28, 2008 as well as $0.8 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective sixty days following the Securities and Exchange Commission’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact, if any, of the adoption of FAS No. 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its consolidated financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008 the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. See Note Eleven for additional information related to the adoption of FAS 157 related to financial assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the quarter ended June 28, 2008 and June 30, 2007, 7% and 6%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-Q, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its common stock in the second quarter of 2008. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock awarded under the Salary Replacement Program or vestings under other stock programs. The Company has not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 30, 2008 – April 29, 2008
Common stock	68,960	$8.03
April 30, 2008 – May 29, 2008
Common stock	54,762	$6.60
May 30, 2008 – June 28, 2008
Common stock	38,111	$8.24

Total
Common stock	161,833	$7.60

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 15, 2008. Represented at the Annual Meeting, either in person or by proxy, were 12,349,539 voting shares, consisting of common stock and Series B preferred stock. This represented more than a majority of the shares of eLoyalty common and Series B preferred stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.

The following actions were taken at the Annual Meeting:

1.	Messrs. Conway and Murray, the nominees for election as Class III Directors at the Annual Meeting, were elected to serve as members of eLoyalty’s Board of Directors for a three year term expiring in 2011. The vote for Mr. Conway was: 10,840,923 shares voted in favor of election, and 1,508,616 votes withheld. The vote for Mr. Murray was: 12,293,173 shares voted in favor of election and 56,366 votes withheld. The terms of office of the following directors continued after the meeting: Messrs. Coxe and Kohler (whose terms expire at the 2009 Annual Meeting) and Messrs. Feinberg and Staley (whose terms expire at the 2010 Annual Meeting).

2.	Stockholders ratified the amendment and restatement of the 1999 Stock Incentive Plan and the 1,500,000 increase in the number of shares available under the Plan. The vote for the amendment was: 8,643,128 shares voted in favor, 1,671,367 voted against it, 922 shares abstained from voting and 2,034,112 broker non-votes.

3.	Stockholders ratified the appointment of Grant Thornton LLP as eLoyalty’s independent public accountants for its current fiscal year ending December 27, 2008. The vote was: 12,289,167 shares voted in favor of the ratification of such appointment; 18,029 voted against it, and 42,342 shares abstained from voting.

Item 6.	Exhibits

*10.1	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of February 13, 2008), incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 19, 2008.

**10.2	Amended and Restated Executive Employment Agreement, effective as of May 15, 2008 between Steven C. Pollema and eLoyalty.

**10.3	Indemnification Agreement, effective as of May 15, 2008 between Steven C. Pollema and eLoyalty.

**10.4	Second Amendment to Amended and Restated Employment Agreement, effective as of May 16, 2008 between Kelly D. Conway and eLoyalty.

**10.5	First Amendment to Amended and Restated Employment Agreement, effective as of May 16, 2008 between Steven H. Shapiro and eLoyalty.

**10.6	First Amendment to Executive Employment Agreement, effective as of May 16, 2008 between Christopher Min and eLoyalty.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Christopher Min under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Christopher Min under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory contract, plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 7, 2008.

eLOYALTY CORPORATION

By	/s/ CHRISTOPHER MIN
Christopher Min
Vice President and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)