Form 10-Q
period 2008-09-27
ELOYALTY CORP
filed 2008-11-06
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 30, 2008 was 13,419,189.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 27, 2008	December 29, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$29,851	$21,412
Restricted cash	3,655	2,455
Receivables, (net of allowances of $76 and $110)	9,190	11,322
Prepaid expenses	9,316	8,465
Other current assets	3,698	1,074

Total current assets	55,710	44,728
Equipment and leasehold improvements, net	6,883	7,391
Goodwill	2,643	2,643
Intangibles, net	688	828
Other long-term assets	4,509	4,461

Total assets	$70,433	$60,051

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$5,386	$2,997
Accrued compensation and related costs	4,454	5,555
Unearned revenue	16,489	11,772
Other current liabilities	4,288	3,783

Total current liabilities	30,617	24,107
Long-term unearned revenue	4,772	7,416
Other long-term liabilities	2,330	1,625

Total liabilities	37,719	33,148

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,631,303 and 3,745,070 shares issued and outstanding with a liquidation preference of $18,844 and $19,768 at September 27, 2008 and December 29, 2007, respectively	18,520	19,100

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 13,632,116 and 9,885,458 shares issued at September 27, 2008 and December 29, 2007; and 13,350,235 and 9,735,492 outstanding at September 27, 2008 and December 29, 2007, respectively	136	99
Additional paid-in capital	195,790	172,483
Accumulated deficit	(176,052)	(158,548)
Treasury stock, at cost, 281,881 and 149,966 shares at September 27, 2008 and December 29, 2007	(1,839)	(2,731)
Accumulated other comprehensive loss	(3,841)	(3,500)

Total stockholders’ equity	14,194	7,803

Total liabilities and stockholders’ equity	$70,433	$60,051

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Revenue:
Services	$18,198	$22,461	$57,769	$67,939
Product	956	2,909	5,851	8,672

Revenue before reimbursed expenses (net revenue)	19,154	25,370	63,620	76,611
Reimbursed expenses	941	1,243	2,487	3,894

Total revenue	20,095	26,613	66,107	80,505
Operating expenses:
Cost of services	11,673	14,945	38,598	44,906
Cost of product	1,041	2,169	4,865	6,601

Cost of revenue before reimbursed expenses	12,714	17,114	43,463	51,507
Reimbursed expenses	941	1,243	2,487	3,894

Total cost of revenue, exclusive of depreciation and amortization shown below:	13,655	18,357	45,950	55,401
Selling, general and administrative	10,608	11,959	33,285	36,486
Severance and related costs	686	5	1,138	5
Depreciation and amortization	1,094	913	3,149	2,634

Total operating expenses	26,043	31,234	83,522	94,526

Operating loss	(5,948)	(4,621)	(17,415)	(14,021)
Interest and other (expense) income, net	(95)	281	(13)	1,199

Loss before income taxes	(6,043)	(4,340)	(17,428)	(12,822)
Income tax provision	(27)	(6)	(76)	(8)

Net loss	(6,070)	(4,346)	(17,504)	(12,830)
Dividends related to Series B preferred stock	(324)	(341)	(973)	(1,070)

Net loss available to common stockholders	$(6,394)	$(4,687)	$(18,477)	$(13,900)

Basic net loss per common share	$(0.63)	$(0.55)	$(1.93)	$(1.68)

Diluted net loss per common share	$(0.63)	$(0.55)	$(1.93)	$(1.68)

Shares used to calculate basic net loss per share	10,171	8,578	9,562	8,272

Shares used to calculate diluted net loss per share	10,171	8,578	9,562	8,272

Stock-based compensation, primarily restricted stock, included in individual line items above:
Cost of services	$682	$187	$2,682	$743
Selling, general and administrative	2,376	2,066	9,144	7,572
Severance and related costs	58	—	103	—

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007
Cash Flows from Operating Activities:
Net loss	$(17,504)	$(12,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,149	2,634
Stock-based compensation	11,826	8,315
Provision for uncollectible amounts	(16)	152
Severance and related costs	229	—
Changes in assets and liabilities:
Receivables	2,110	(473)
Prepaid expenses	(325)	(2,802)
Other assets	(2,836)	922
Accounts payable	2,391	527
Accrued compensation and related costs	(903)	1,078
Unearned revenue	2,081	5,051
Other liabilities	2	(1,117)

Net cash provided by operating activities	204	1,457

Cash Flows from Investing Activities:
Capital expenditures and other	(641)	(3,384)

Net cash used in investing activities	(641)	(3,384)

Cash Flows from Financing Activities:
Rights offering, net	14,898	—
Acquisition of treasury stock	(3,123)	(3,069)
Increase in restricted cash	(1,200)	(1,000)
Payment of Series B dividends	(1,317)	(1,465)
Proceeds from stock compensation and employee stock purchase plans	287	379
Principal payments under capital lease obligations	(538)	—
Other	—	24

Net cash provided by (used in) financing activities	9,007	(5,131)

Effect of exchange rate changes on cash and cash equivalents	(131)	(91)

Increase (decrease) in cash and cash equivalents	8,439	(7,149)
Cash and cash equivalents, beginning of period	21,412	31,645

Cash and cash equivalents, end of period	$29,851	$24,496

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,986	$528
Capital equipment purchased on credit	1,986	528
Change in net unrealized security gain	(211)	387

Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$1,155
Interest paid	(367)	—

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we”, “eLoyalty” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 27, 2008 and December 29, 2007, the condensed consolidated results of our operations for the three months and nine months ended September 27, 2008 and September 29, 2007 and our condensed consolidated cash flows for the nine months ended September 27, 2008 and September 29, 2007, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of September 27, 2008 and December 29, 2007, deferred revenue totaled $6.3 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of September 27, 2008 and December 29, 2007, the Company had deferred costs totaling $4.9 million and $3.5 million, respectively.

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

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $3.0 million and $1.5 million has been deferred as of September 27, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period. eLoyalty expects $2.5 million of the $3.0 million of deferred revenue to be recognized in the fourth quarter of 2008.

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

Payments received for Managed services contracts, in excess of the amount of revenue recognized for these contracts, are recorded as Unearned revenue until revenue recognition criteria are met.

Note Three — Stock-Based Compensation

Stock-Based Plans

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights and performance shares may be granted to directors, officers, employees, consultants, independent contractors and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of the Company common stock for issuance. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the eLoyalty Corporation 1999 Stock Incentive Plan to increase the number of shares available for issuance under the Plan by 1,500,000. As of September 27, 2008, there were a total of 926,012 shares available for future grants under the 1999 Plan, 2000 Plan and from treasury stock.

Stock compensation expense was $3.1 million and $2.3 million for the three months ended September 27, 2008 and September 29, 2007, and $11.8 million and $8.3 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. The Company recognizes stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment”. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 and $0.6 million for the three months ended September 27, 2008 and September 29, 2007, and $0 and $3.7 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

Restricted and installment stock award activity was as follows for the nine months ended September 27, 2008:

	Shares	Weighted Average Price
Nonvested balance at December 29, 2007	992,503	$12.80
Granted	1,058,759	$9.07
Vested	(670,983)	$9.16
Forfeited	(216,299)	$14.14

Nonvested balance at September 27, 2008	1,163,980	$11.24

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Total fair value of restricted and installment stock awards vested	$0.8	$1.7	$5.5	$8.9

As of September 27, 2008, there remains $10.0 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 2.5 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of the Company common stock on the date of grant, and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin in equal monthly or quarterly increments over the vesting period. The Company recognized compensation expense related to option awards of $0.2 million and $0.2 million, respectively, for the three months ended September 27, 2008 and September 29, 2007, and $0.8 million and $0.7 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 50,000 shares of the Company common stock that vests ratably over a period of 48 months. The day after the annual stockholders’ meeting, each non-employee director is granted an additional non-qualified stock option to purchase 5,000 shares of the Company common stock. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of the Company common stock on the grant date, and are exercisable for up to 10 years.

During the first quarter of 2008, a total of 195,000 options were granted to five of the Company’s management members, vesting 25% after a one year period with the balance of the shares vesting in 12 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $10.54, the closing price of a share of eLoyalty common stock on February 19, 2008. During the first quarter of 2007, a total of 200,000 options, vesting in 16 equal quarterly installments were granted to four of the Company’s officers, with a maximum term of 10 years. The exercise price per share was $21.95, the closing price of a share of eLoyalty common stock on February 20, 2007.

During the second quarter of 2008, a total of 25,000 options were granted to non-employee directors. Each of the five non-employee directors received 5,000 options which will vest ratably 25% on February 28, 2009, and the balance will vest quarterly over the following three years, with a maximum term of 10 years. The exercise price per share was $6.60, the closing price of a share of eLoyalty common stock on May 16, 2008.

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

Option activity was as follows for the nine months ended September 27, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 29, 2007	744,163	$22.45	6.2
Granted	220,000	$10.09		$5.67
Exercised	—	$—
Forfeited	(22,106)	$115.19

Outstanding as of September 27, 2008	942,057	$17.39	6.4

Exercisable as of September 27, 2008	569,557	$19.53

Outstanding intrinsic value at September 27, 2008 (in millions)	$0.2

Exercisable intrinsic value at September 27, 2008 (in millions)	$0.2

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Total fair value of stock options vested	$0.2	$0.2	$0.6	$0.6
Intrinsic value of stock options exercised	$—	$—	$—	$—
Proceeds received from option exercises	$—	$—	$—	$0.2

As of September 27, 2008, there remains $2.6 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

The fair value for options granted during the nine months ended September 27, 2008 and September 29, 2007, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

For the Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007
Risk-free interest rates	2.5% - 3.1%	4.7% - 4.9%
Expected dividend yield	—	—
Expected volatility	58% - 59%	55% - 57%
Expected lives	6 years	5 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

The Company implemented a Salary Replacement Program in November 2006. Under the initial program, executives and Vice Presidents exchange a percentage of their salary for grants of shares of the Company’s common stock. The program began December 1, 2006 and had been authorized by the Board of Directors through December 31, 2007. In October 2007, the Board of Directors approved a modification and extended the plan through December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who are based in North America. The salary reduction percentages range from 10% to 30% dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals and Directors.

The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. In February 2008, the Board of Directors modified the plan to further reduce cash salaries at the executive and Vice President level by 7.5% of gross salary in exchange for an additional 12.5% salary in the form of additional shares. The new salary reduction percentages range from 10% to 37.5% depending on salary levels of the affected executives, Vice Presidents, Senior Principals and Directors. Subject to quarterly Compensation Committee approval, the Company will issue common stock at fair market value commensurate with terms of the program. Under the Salary Replacement Program a total of 182,955 and 34,138 shares were granted during the three months ended September 27, 2008 and September 29, 2007 respectively, and 460,479 and 76,842 shares were granted during the nine months ended September 27, 2008 and September 29, 2007, respectively.

Other Stock Compensation

Beginning in 2008, the Company began to pay director fees, commissions and bonuses with stock, a total of 86,175 and 169,153 shares were granted during the three months and nine months ended September 27, 2008, respectively.

Employee Stock Purchase Plan

During the second quarter of 2007, eLoyalty’s Board of Directors and stockholders approved the proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. eLoyalty reinstated the Plan in the third quarter of 2007. The Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of eLoyalty common stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter, a total of 17,776 shares and 14,446 shares were issued during the three months ended September 27, 2008 and September 29, 2007, respectively, and 41,514 shares and 14,446 shares were issued during the nine months ended September 27, 2008 and September 29, 2007, respectively. The first purchase period opened July 1, 2007. We recorded $25 thousand and $49 thousand of expense for this program for the three months ended September 27, 2008 and September 29, 2007, respectively, and $101 thousand and $49 thousand of expense for this program for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

In the third quarter of 2008, the Company recorded $0.7 million of expense primarily related to severance and related costs for the elimination of seven positions and the reduction of leased office space. In the third quarter of 2007, the Company recorded $5 thousand of expense primarily related to an adjustment to a previously estimated facility cost accrual. For the first nine months of 2008, the Company recognized pre-tax charges (including adjustments) of $1.1 million. The $1.1 million of expense recorded in the first nine months of 2008 is primarily due to restructuring actions taken in 2008 for the elimination of twenty-four positions and the reduction of leased office space.

During the first nine months of 2008 and 2007, the Company made cash payments of $1.3 million and $0.3 million related to cost reduction actions. The 2008 cash payments primarily related to severance and related costs and expenses related to reduced leased office space. Included in the 2007 payments were costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001. The Company expects substantially all remaining severance and other related accruals to be paid out by the fourth quarter of 2008 pursuant to agreements entered into with affected employees.

The severance and related costs and their utilization for the nine months ended September 27, 2008 are as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 29, 2007	$0.8	$—	$0.8

Charges	0.9	0.2	1.1
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.9	0.2	1.1
Payments	(1.2)	(0.1)	(1.3)

Balance, September 27, 2008	$0.5	$0.1	$0.6

Note Five — Current Unearned Revenue

Current unearned revenue was $16.5 million and $11.8 million as of September 27, 2008 and December 29, 2007. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	September 27, 2008	December 29, 2007
Integrated Contact Solutions Managed Services	$8.3	$8.5
Behavioral Analytics™ Managed Services	3.7	2.2
Other	4.5	1.1

Total	$16.5	$11.8

Note Six — Long-Term Unearned Revenue

Long-term unearned revenue was $4.8 million and $7.4 million as of September 27, 2008 and December 29, 2007. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Managed services and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	September 27, 2008	December 29, 2007
Integrated Contact Solutions Managed Services	$1.3	$3.7
Behavioral Analytics™ Managed Services	3.5	3.2
Other	—	0.5

Total	$4.8	$7.4

Note Seven — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept 29, 2007
Net loss	$(6.1)	$(4.3)	$(17.5)	$(12.8)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	—	0.4	(0.2)	0.4
Effect of currency translation	(0.1)	0.1	(0.1)	(0.1)

Comprehensive net loss	$(6.2)	$(3.8)	$(17.8)	$(12.5)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments and unrealized gains on marketable securities, was $3.8 million and $3.5 million at September 27, 2008 and December 29, 2007, respectively. The unrealized gain relates to stock of a publicly traded company, the value of which is included in Other Current Assets.

Note Eight — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except share and per share data)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net loss	$(6.1)	$(4.4)	$(17.5)	$(12.8)
Series B preferred stock dividends	(0.3)	(0.3)	(1.0)	(1.1)

Net loss available to common stockholders	$(6.4)	$(4.7)	$(18.5)	$(13.9)

Per common share
Basic loss before Series B preferred stock dividends	$(0.60)	$(0.51)	$(1.83)	$(1.55)

Basic net loss	$(0.63)	$(0.55)	$(1.93)	$(1.68)

Weighted average common shares outstanding (in thousands)	10,171	8,578	9,562	8,272

Currently anti-dilutive common stock equivalents(1) (in thousands)	3,592	4,111	3,678	4,646

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B Convertible Preferred Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note Nine — Leases

Capital Leases

The Company acquired $2.0 million of computer equipment and leasehold improvements using capital leases in 2008. These assets were primarily related to investments in our Behavioral Analytics™ Service Line. All capital leases are for a term of 3 years. The liabilities for these capital leases are included in Other current liabilities and Other long-term liabilities on the balance sheet.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 27, 2008:

(In millions)
Year	Amount
2008	$0.4
2009	1.4
2010	1.4
Thereafter	0.4

Total minimum lease payments	$3.6
Less: estimated executory costs	(0.4)

Net minimum lease payments	$3.2
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$2.9

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

The following table presents summarized information by business segment along with a reconciliation to operating income (loss):

	Quarter to Date Segment Reporting at September 27, 2008
(In millions)	Behavioral Analytics™	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$4.7	$13.5	$—	$18.2
Product	—	1.0	—	1.0

Net revenue	4.7	14.5	—	19.2
Reimbursed expenses	0.1	0.8	—	0.9

Total revenue	4.8	15.3	—	20.1
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(1.3)	2.8	(2.6)	(1.1)
Stock-based compensation	1.3	1.3	0.5	3.1
Severance and related costs	—	—	0.7	0.7
Depreciation and amortization	—	—	1.1	1.1

Operating income/(loss)	(2.6)	1.5	(4.9)	(6.0)
Interest and other income/(expense)	—	—	(0.1)	(0.1)
Income taxes	—	—	—	—

Net income/(loss)	$(2.6)	$1.5	$(5.0)	$(6.1)

Capital investments	$0.3	$0.2	$0.2	$0.7

	Year to Date Segment Reporting at September 27, 2008
(In millions)	Behavioral Analytics™	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$13.0	$44.8	$—	$57.8
Product	—	5.8	—	5.8

Net revenue	13.0	50.6	—	63.6
Reimbursed expenses	0.3	2.2	—	2.5

Total revenue	13.3	52.8	—	66.1

Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(3.8)	11.1	(8.6)	(1.3)
Stock-based compensation	4.9	5.1	1.8	11.8
Severance and related costs	—	—	1.1	1.1
Depreciation and amortization	—	—	3.2	3.2

Operating income/(loss)	(8.7)	6.0	(14.7)	(17.4)
Interest and other income/(expense)	—	—	—	—
Income taxes	—	—	(0.1)	(0.1)

Net income/(loss)	$(8.7)	$6.0	$(14.8)	$(17.5)

Capital investments	$1.9	$0.3	$0.3	$2.5

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

SFAS No. 157 clarifies that fair value is an exit price and also establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier (Level 1) uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 27, 2008:

	Fair Value Measurements at September 27, 2008 Using
(In millions)	Total carrying at Sept. 27, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.2	$0.2	$—	$—

These securities are included in Other Current Assets on the Company’s balance sheet.

Note Twelve — Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective sixty days following the Securities and Exchange Commission’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 27, 2008.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. The planning, deployment and training fees, which are considered to be installation fees, related to the long-term subscription contract are deferred until the installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of September 27, 2008 and December 29, 2007, deferred revenue totaled $6.3 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of September 27, 2008 and December 29, 2007, the Company had deferred costs totaling $4.9 million and $3.5 million, respectively.

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

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $3.0 million and $1.5 million has been deferred as of September 27, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period. eLoyalty expects $2.5 million of the $3.0 million of deferred revenue to be recognized in the fourth quarter of 2008.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2008. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. Prior to 2007, a portion of the accruals related to office space reductions, office closures and associated contractual lease obligations that were based in part on assumptions and estimates of the timing and amount of sublease rentals affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. No adjustments related to sublease efforts were made in the first nine months of 2008.

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

Consulting services revenue will increase moderately in the fourth quarter of 2008, compared to the third quarter of 2008, due to the impact of several large Integrated Contact Solutions contracts that were signed in the third quarter of 2008. Overall, in 2008 Consulting services revenue is expected to decrease considerably in comparison to 2007. This decline is primarily due to the significant decline in our Traditional CRM consulting services. It is expected that Traditional CRM consulting services will continue to decline in 2009, partially offset by modest growth in our Integrated Contract Solutions and Behavioral Analytics™ Service Lines. Overall, the Company expects Consulting services revenue to decline in 2009 compared to 2008.

In the fourth quarter of 2008, we expect growth in our Managed services revenue compared to the third quarter of 2008, as a result of higher Integrated Contact Solutions support and maintenance revenue and higher Behavioral AnalyticsTM services deployment and subscription revenue. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services, are expected to continue to decline in the fourth quarter of 2008. In 2009, the Company anticipates moderate growth in our Managed services revenue compared to 2008. This increase is expected to be driven by significant growth in our Behavioral Analytics™ deployment and subscription revenue and moderate growth in our Integrated Contact Solutions support and maintenance revenue partially offset by the continued decline in our Marketing Managed Services.

Product revenue should experience significant growth in the fourth quarter of 2008 compared to the third quarter of 2008. This increase is expected due to sourcing delays in the third quarter of 2008 that resulted in the revenue for a significant order to be deferred until the fourth quarter of 2008. The Company anticipates a moderate decline in Product revenue in 2009.

We continue to invest in the personnel required to sell and manage complex, long-term relationships and in the resources required to develop, deliver and support our innovative Behavioral AnalyticsTM services. These investments may affect our profitability and cash resources in the fourth quarter of 2008 and in 2009, but we believe they are required to continue to build our Behavioral AnalyticsTM business, Managed services backlog and to maintain and strengthen our competitive advantage. As a result, management has assessed and will continue to assess all areas of the cost structure to identify opportunities to maximize profitability and cash resources. During the third and fourth quarters of 2008, eLoyalty implemented actions that are expected to reduce annual expenses by approximately $3 million. These actions included decreasing the leased space at its headquarters facility, eliminating a number of administrative positions, and reducing service line overhead.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $69.9 million as of September 27, 2008 and $72.8 million as of December 29, 2007 largely because Managed services revenue exceeded Managed services bookings during the first nine months of 2008. The Company anticipates an increase to the Managed services backlog for 2008. Of the September 27, 2008 backlog, 67% is related to Behavioral AnalyticsTM services, 26% is related to our Integrated Contact Solutions offerings and the remaining balance is from other Managed services.

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

Third Quarter 2008 Compared with Third Quarter 2007

Net Revenue

	Third Quarter
	2008		2007
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$7.7	40%	$12.6	50%
Managed services	10.5	55%	9.9	39%

Services revenue	18.2	95%	22.5	89%
Product	1.0	5%	2.9	11%

Net revenue	19.2	100%	25.4	100%
Reimbursed expenses	0.9		1.2

Total revenue	$20.1		$26.6

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 25% to $19.2 million in the third quarter of 2008, a decrease of $6.2 million, from $25.4 million in the third quarter of 2007.

Revenue from Consulting services decreased by $4.9 million to $7.7 million in the third quarter of 2008 from $12.6 million in the third quarter of 2007, a decrease of 39%. The decrease in Consulting services revenue is mainly due to a 47% decline in our Traditional CRM Service Line as a result of reduced spending by the two largest clients that use these services and because several projects were completed in 2007 for another large client. Consulting services from our Integrated Contact Solutions Service Line in the third quarter of 2008 declined 24% compared to the third quarter of 2007. The Company was restructured in December 2007, to renew our focus on growth within this service line. However, this growth has been limited by current economic conditions that have increased the buying cycle and the length of time it takes to complete the contracting process. Our Behavioral Analytics™ Service Line declined 61% in the third quarter of 2008 compared to third quarter of 2007. This decline was driven by fewer active assessments being performed in the third quarter of 2008 as compared with the third quarter of 2007. Spending by our Consulting services clients may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely the function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $162 in the third quarter of 2008 from $154 in the third quarter of 2007. This increase was the result of a higher mix of Integrated Contact Solutions service line projects, which have higher average bill rates than eLoyalty’s Traditional CRM Service Line. The impact of this increase on revenue was more than offset by a decrease in eLoyalty’s headcount and lower utilization of billable consultants. Headcount decreased in the third quarter of 2008 because of staff reductions. Utilization of billable consultants, defined as billed time as a percentage of their total available time, declined to 67% for the third quarter of 2008 from 77% for the third quarter of 2007 as a result of delayed project initiation in the third quarter of 2008 and declining demand for our Traditional CRM consulting services.

Revenue from Managed services was $10.5 million in the third quarter of 2008, an increase of $0.6 million, or 6%, from $9.9 million in the third quarter of 2007. The increase in revenue from Managed services resulted from the impact of several Behavioral Analytics™ arrangements transitioning to the subscription phase and continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line partially offset by the decline in demand for our Marketing Managed Services.

Revenue from the sale of Product decreased by 67%, or $1.9 million, to $1.0 million in the third quarter of 2008 from $2.9 million in the third quarter of 2007. This decrease was primarily due to sourcing delays from a third party resulting in Product revenue being deferred in the third quarter of 2008, as well as $0.3 million in Product revenue being allocated to another element of a multiple element arrangement to meet VSOE pricing requirements. Product revenue includes a significant product sale to one client. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Products to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 34% of total revenue in the third quarter of 2008, compared to 40% in the third quarter of 2007. The top 10 clients accounted for 48% of total revenue in the third quarter of 2008, compared to 53% in the third quarter of 2007. The top 20 clients accounted for 67% of total revenue in the third quarter of 2008, compared to 72% of total revenue in the third quarter of 2007. One client accounted for 10% or more of total revenue in the third quarter of 2008. United HealthCare Services, Inc., accounted for 17% of total revenue in the third quarter of 2008, compared to 21% of total revenue in the third quarter of 2007. Higher concentration of revenue with a single customer or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the third quarter of 2008 was $11.7 million, or 64% of Service revenue, compared to $14.9 million, or 67% of Services revenue, in the third quarter of 2007. The decrease was largely due to lower internal and external resource costs of $2.0 million, increased cost deferrals for Behavioral Analytics™ services net of amortized implementation costs of $0.8 million, reduced discretionary travel expense of $0.4 million, partially offset by third party support costs that related to the increase in Integrated Contact Solutions Managed service revenue of $0.2 million. The percentage decrease in Cost of services was mainly impacted by lower costs of 5% and higher billing rates of 2%, partially offset by lower utilization of our consulting services resources of 4%.

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

Cost of product in the third quarter of 2008 was $1.0 million, or 109% of Product revenue, compared to $2.2 million, or 75% of Product revenue in the third quarter of 2007. The cost decrease is primarily due to the decrease in Product revenue. The percentage increase was primarily due to the allocation of Product revenue to another element in a multiple element arrangement and the mix of vendor specific products sold in the third quarter of 2008.

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

Selling, general and administrative expenses decreased $1.4 million to $10.6 million in the third quarter of 2008 from $12.0 million in the third quarter of 2007. The primary reason for the decrease is lower personnel costs of $1.3 million.

Severance and Related Costs

Severance and related costs were $0.7 million in the third quarter of 2008 compared to $5 thousand of severance and related costs in the third quarter of 2007. The $0.7 million of expense recorded in the third quarter of 2008 is due to restructuring actions taken in 2008 for the elimination of seven positions and expenses related to reduced leased office space.

In late 2007, we restructured our business into two primary business units, Behavioral Analytics™ services and Integrated Contact Solutions/CRM. In connection with this change a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to the cost reduction actions taken in late fiscal year 2007 are anticipated to be $9.0 million in 2008. Cash savings related to cost reduction actions taken in the third quarter of 2008 are anticipated to be $1.5 million annually. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the fourth quarter of 2008, pursuant to agreements entered into with affected employees. See Note Four “Severance and Related Costs”.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 20%, to $1.1 million in the third quarter of 2008 compared to $0.9 million in the third quarter of 2007. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $5.9 million for the third quarter 2008, compared to an operating loss of $4.6 million for the third quarter 2007.

Interest and Other (Expense) Income, net

Non-operating interest and other (expense) income decreased $0.4 million to $0.1 million of expense in the third quarter of 2008, compared to $0.3 million of income in the third quarter of 2007. The $0.4 million decrease was primarily related to lower average cash balances and lower average yields on our investments in the third quarter of 2008 compared to the third quarter of 2007 and $0.1 million of interest expense related to our capital lease obligations in the third quarter of 2008. These lease obligations did not exist in the third quarter of 2007.

Income Tax Provision

There was no appreciable income tax provision in the third quarter of 2008 or 2007. As of September 27, 2008, total deferred tax assets of $54.9 million are offset by a valuation allowance of $54.8 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $6.4 million in the third quarter of 2008 compared to a net loss available to common stockholders of $4.7 million in the third quarter of 2007. These losses include dividends to preferred shareholders of $0.3 million in the third quarters of 2008 and 2007. The net loss was $0.63 per share on a basic and diluted basis in the third quarter of 2008, compared to a net loss of $0.55 per share on a basic and diluted basis in the third quarter of 2007.

First Nine Months of 2008 Compared with First Nine Months of 2007

Net Revenue

	First Nine Months Ended
	September 27, 2008		September 29, 2007
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$27.1	43%	$39.6	52%
Managed services	30.7	48%	28.3	37%

Services revenue	57.8	91%	67.9	89%
Product	5.8	9%	8.7	11%

Net revenue	63.6	100%	76.6	100%
Reimbursed expenses	2.5		3.9

Total revenue	$66.1		$80.5

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 17% to $63.6 million in the first nine months of 2008, a decrease of $13.0 million, from $76.6 million in the first nine months of 2007.

Revenue from Consulting services decreased by $12.5 million to $27.1 million in the first nine months of 2008 from $39.6 million in the first nine months of 2007, a decrease of 32%. The decrease in Consulting services revenue is mainly due to a 38% decline in our Traditional CRM Service Line driven by reduced spending by the two largest clients that utilize these services and the completion of several projects for another large client. Consulting services from our Integrated Contact Solutions Service Line in the first nine months of 2008 declined 21% compared to the first nine months of 2007. The Company was restructured in December 2007, to renew our focus on growth within this service line. However, this growth has been limited by current economic conditions that have increased the buying cycle and length of time it takes to complete the contracting process. Our Behavioral Analytics™ Service Line decreased 25% in the first nine months of 2008, due to lower assessment activity in the first nine months of 2008. Spending by our Consulting services clients may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely the function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $158 in the first nine months of 2008 from $151 in the first nine months of 2007. This increase was the result of a higher mix of Integrated Contact Solutions service line projects, which have higher average bill rates than eLoyalty’s Traditional CRM Service Line. The impact of this increase on revenue was more than offset by a decrease in eLoyalty’s headcount and lower utilization of billable consultants. Headcount decreased in the first nine months of 2008 because of staff reductions. Utilization of billable consultants, defined as billed time as a percentage of their total available time, declined to 69% for the first nine months of 2008 from 79% for the first nine months of 2007 as a result of delayed project initiation in the first nine months of 2008 and declining demand for our Traditional CRM consulting services.

Revenue from Managed services was $30.7 million in the first nine months of 2008, an increase of $2.4 million, or 8%, from $28.3 million in the first nine months of 2007. The increase in revenue from Managed services resulted from the impact of several Behavioral Analytics™ arrangements transitioning to the subscription phase and continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line partially offset by the decline in demand for our Marketing Managed Services.

Revenue from the sale of Product decreased by 33%, or $2.9 million, to $5.8 million in the first nine months of 2008 from $8.7 million in the first nine months of 2007. This decrease was primarily due to sourcing delays from a third party resulting in Product revenue being deferred in the third quarter of 2008. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Products to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 37% of total revenue in the first nine months of 2008, compared to 41% in the first nine months of 2007. The top 10 clients accounted for 52% of total revenue in the first nine months of 2008, compared to 54% in the first nine months of 2007. The top 20 clients accounted for 69% of total revenue in the first nine months of 2008, compared to 73% of total revenue in the first nine months of 2007. One customer, United HealthCare Services, Inc., accounted for 19% of total revenue in the first nine months of 2008, compared to 24% of total revenue in the first nine months of 2007. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single customer or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the first nine months of 2008 was $38.6 million, or 67% of Services revenue, compared to $44.9 million, or 66% of Services revenue, in the first nine months of 2007. The decrease in cost was largely due to lower internal and external resource costs of $4.0 million, increased cost deferrals for Behavioral Analytics™ services net of amortized implementation costs of $1.9 million, reduced discretionary travel expense of $1.2 million, partially offset by third party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $1.1 million. The percentage increase in Cost of Services was mainly impacted by lower utilization of our Consulting services resources of 5%, which were partially offset by higher billing rates of 2% and lower costs of 2%.

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

Cost of product in the first nine months of 2008 was $4.9 million, or 83% of Product revenue, compared to $6.6 million, or 76% of Product revenue in the first nine months of 2007. The cost decrease corresponds to the decrease in Product revenue. The percentage increase was primarily due to the allocation of Product revenue to another element in a multiple element arrangement and the mix of vendor specific products sold in the first nine months of 2008.

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

Selling, general and administrative expenses decreased $3.2 million to $33.3 million in the first nine months of 2008 from $36.5 million in the first nine months of 2007. This decrease is primarily a factor of lower personnel costs of $2.4 million relating to cost reduction and other restructuring actions and reduced discretionary travel expense of $0.8 million.

Severance and Related Costs

Severance and related costs was $1.1 million in the first nine months of 2008. The Company recorded $5 thousand of severance and related costs in the first nine months of 2007. The $1.1 million of expense recorded in the first nine months of 2008 is due to restructuring actions taken in 2008 for the elimination of twenty-four positions, and expenses related to reduced leased office space.

In late 2007, we restructured our business into two primary business units, Behavioral Analytics™ and Integrated Contact Solutions/CRM. In connection with this change a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to the cost reduction actions taken in late fiscal year 2007 are anticipated to be $9.0 million in 2008. Cash savings related to cost reduction actions taken in the first nine months of 2008 are anticipated to be $3.5 million annually. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the fourth quarter of 2008, pursuant to agreements entered into with affected employees. See Note Four “Severance and Related Costs”.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 20%, to $3.1 million in the first nine months of 2008 compared to $2.6 million in the first nine months of 2007. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $17.4 million for the first nine months of 2008, compared to an operating loss of $14.0 million for the first nine months of 2007.

Interest and Other (Expense) Income, net

Non-operating interest and other (expense) income decreased $1.2 million to a loss of $13 thousand in the first nine months of 2008, compared to $1.2 million of income in the first nine months of 2007. The $1.2 million decrease was primarily related to lower interest income of $0.7 million due to lower average cash balances and lower average yields on our investments in the first nine months of 2008 compared to the first nine months of 2007 and $0.3 million of interest expense primarily related to our capital lease obligations in the first nine months of 2008. These lease obligations did not exist in the first nine months of 2007.

Income Tax Provision

The income tax provision was $0.1 million in the first nine months of 2008 compared to $8 thousand in the first nine months of 2007. As of September 27, 2008, total deferred tax assets of $54.9 million are offset by a valuation allowance of $54.8 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $18.5 million in the first nine months of 2008 compared to a net loss available to common stockholders of $13.9 million in the first nine months of 2007. These losses include dividends to preferred shareholders of $1.0 million and $1.1 million in the first nine months of 2008 and 2007, respectively. The net loss was $1.93 per share on a basic and diluted basis in the first nine months of 2008, compared to a net loss of $1.68 per share on a basic and diluted basis in the first nine months of 2007.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund: working capital needs; capital expenditures for infrastructure and our Behavioral Analytics™ Service Line; other investments in support of revenue generation and growth; and payment of Series B preferred stock dividends. As of September 27, 2008, our principal current capital resources consist of our cash and cash equivalent balances of $33.5 million, which includes $1.5 million in foreign bank accounts and restricted cash of $3.7 million.

Our cash and cash equivalents position increased $9.6 million, or 40%, as of September 27, 2008 from $23.9 million as of December 29, 2007. The increase in cash in the first nine months of 2008 was primarily the result of the completion of the rights offering that resulted in net proceeds of $14.9 million and a decrease in working capital, partially offset by operating loss excluding non-cash items; acquisition of treasury stock; dividend payments and capital expenditures. The $1.2 million increase in restricted cash was used as collateral for a letter of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company’s cash flows generated $0.2 million of cash in operating activities during the first nine months of 2008 compared to $1.5 million of cash during the first nine months of 2007. Net cash from operating activities decreased primarily because of a decrease in long-term liabilities and an increase in net loss before depreciation, amortization and stock-based compensation partially offset by improvements in working capital management. Cash generated from operating activities during the first nine months of 2008 consisted primarily of improved working capital of $5.2 million, partially offset by a decrease in long-term liabilities of $2.0 million and the net loss before depreciation, amortization and stock-based compensation of $2.4 million. Cash generated from operating activities during the first nine months of 2007 consisted primarily of improved working capital of $1.4 million, and an increase in long-term liabilities of $1.7 million, partially offset by a decrease in net loss before depreciation, amortization and stock-based compensation of $3.0 million, and an increase in other long-term assets of $0.4 million.

Average Days Sales Outstanding (“DSO”) was 41 days at September 27, 2008 compared to 47 days at December 29, 2007 and 45 days at September 29, 2007. We do not expect any significant collection issues with our clients. At September 27, 2008, there remained $0.6 million of unpaid severance and related costs. See Note Four “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.6 million and $3.4 million of cash in investing activities during the first nine months of 2008 and 2007, respectively, primarily to purchase computer hardware and software. We currently expect our capital investments to be between $0.5 million to $1.0 million for the remainder of fiscal year 2008 and plan on funding a vast majority of these purchases with capital leases.

Cash Flows from Financing Activities

The Company generated $9.0 million of cash and used $5.1 million of cash in financing activities during the first nine months of 2008 and 2007, respectively. Net cash generated during the first nine months of 2008 was primarily attributable to $14.9 million of net proceeds from the issuance of 2,645,395 common shares in connection with the rights offering, proceeds of $0.2 million from stock compensation and employee stock purchase plans partially offset by $3.1 million to acquire treasury stock, $1.3 million for cash dividend payments on Series B stock, $1.2 million increase in restricted cash to support our collateral requirements for our capital lease agreements and $0.5 million of principal payments under our capital lease obligations. Net cash outflows of $5.1 million during the first nine months of 2007 were primarily attributable to $3.1 million of cash used for the acquisition of treasury stock, $1.5 million of cash dividend payments, paid in January and July on the Series B convertible preferred stock (“Series B stock”), $1.0 million increase in the required deposit of cash security for the credit line partially offset by proceeds of $0.4 million from the exercise of stock options and employee stock purchases. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with the Salary Replacement Program and other stock award vestings. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled and not recorded as treasury stock. See Note Three “Stock-Based Compensation” for a further discussion on these programs.

A semi-annual dividend payment of approximately $0.6 million is expected to be paid in future periods on the Series B preferred stock. The amount of each such dividend would be decreased for any conversions of the Series B preferred stock into common stock, although any such conversions would require that we pay accrued but unpaid dividends at the time of conversion. The Company also expects to acquire treasury stock between $0.5 million and $0.8 million per quarter to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $29.9 million as of September 27, 2008. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at September 27, 2008 is available to support letters of credit issued under our credit facility (as described below) to support collateral requirements for our capital lease agreements and to accommodate a credit requirement at the Bank associated with the purchase and transfer of foreign currencies and credit card payments. For 2008, we will continue to see an increased use of stock-based compensation compared to 2007. See “Salary Replacement Program” under Note Three “Stock-Based Compensation”.

The Company is experiencing increasing traction for its Behavioral Analytics™ Services. In addition, the Company is optimistic about the market potential for this Service. Given the need to continue to make significant investments to build out the Behavioral Analytics™ Services, including, but not limited to large increases in its sales force, and given the recent and expected future weakness in its Traditional Consulting business, on September 12, 2008, eLoyalty completed a Rights Offering which raised $14.9 million, net of expenses.

Bank Facility

The Company maintains a Loan Agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of September 27, 2008. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $3.7 million related to letters of credit issued under the Facility to support our capital lease obligations and to cover the foreign currency and credit card payment requirements. As a result, $1.3 million remains available under the Facility at September 27, 2008. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first nine months of 2008 or 2007.

Accounts Receivable Customer Concentration

At September 27, 2008, one customer, United HealthCare Services, Inc., accounted for 14% of total gross accounts receivable. We collected 44% of that amount through October 24, 2008. Of the total September 27, 2008 gross accounts receivable, we collected 32% as of October 24, 2008. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations at September 27, 2008 and December 29, 2007 were $2.9 million and $1.5 million, respectively. We entered into a capital lease agreement with a lease company to lease hardware and software. We expect capital lease obligations to be between $0.5 million to $1.0 million for the remainder of fiscal year 2008 as we continue to expand our investment in the infrastructure for Behavioral Analytics™ services. At the current time the Company is required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There were no capital lease obligations at September 29, 2007. The Company will continue to fund most capital investments with capital leases.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet at September 27, 2008. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.5	$—	$3.5	$—	$—
Operating leases	$3.5	$1.6	$1.1	$0.7	$0.1
Capital leases	$3.6	$1.5	$2.1	$—	$—
Severance and related costs	$0.6	$0.6	$—	$—	$—
Purchase obligations	$7.8	$7.8	$—	$—	$—

Total	$19.0	$11.5	$6.7	$0.7	$0.1

Due to the existence of the Company’s net operating loss carryover as described in Note Seven “Income Taxes” in Part II Item 8 of the Form 10-K for the year ended December 29, 2007, no net contractual obligations related to FASB Interpretation No. 48 (“FIN 48”) adjustments exist as of September 27, 2008.

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

Leases

These amounts reflect future principal, interest and executory costs of the leases entered into by the Company for technology and office equipment as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of September 27, 2008.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in the third quarter of 2008 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of September 27, 2008.

Purchase Obligations

Purchase obligations include $6.1 million of commitments reflected as liabilities on our balance sheet as of September 27, 2008 as well as $1.7 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective sixty days following the Securities and Exchange Commission’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

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

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the quarter ended September 27, 2008 and September 29, 2007, 7% and 6%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-Q, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

The Company, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes with respect to the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its common stock in the third quarter of 2008. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock awarded under the Salary Replacement Program or vestings under other stock programs. The Company has not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 29, 2008 – July 29, 2008
Common stock	8,244	$5.29
July 30, 2008 – August 29, 2008
Common stock	59,963	$5.54
August 30, 2008 – September 27, 2008
Common stock	58,641	$4.92

Total
Common stock	126,848	$5.24

Item 6.	Exhibits

* 10.1	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of February 13, 2008), incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 19, 2008.

**10.2	Severance Agreement and General Release, effective October 3, 2008, between Steven H. Shapiro and eLoyalty Corporation.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chris Min under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Chris Min under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory contract, plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 6, 2008.

eLOYALTY CORPORATION

By	/s/ CHRIS MIN
Chris Min
Vice President and Chief Financial Officer (Duly authorized signatory and Principal Financial and Accounting Officer)