Form 10-K
period 2008-12-27
ELOYALTY CORP
filed 2009-03-11
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-27975

eLoyalty Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4304577
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Field Drive, Suite 250

Lake Forest, Illinois 60045

(Address of Registrant’s Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 582-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 27, 2008, as reported by The NASDAQ Stock Market LLC, is approximately $50,783,512.

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 2, 2009 was 14,160,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eLoyalty’s Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

PART I

PART I

Item 1.	Business.

Overview

eLoyalty Corporation (together with its subsidiaries and predecessors “eLoyalty,” “we,” “us,” or the “Company”) helps its clients achieve breakthrough results with revolutionary analytics and advanced technologies that drive continuous business improvement. With a long track record of delivering proven solutions for many of the Fortune 1000 Companies, the Company’s offerings include the Behavioral Analytics™ Service, Integrated Contact Solutions and Consulting Services, aligned to enable focused business transformation.

The Company is focused on growing and developing its business through two primary Business Units: the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM. Through these Business Units, the Company generates three types of revenue: (1) Managed services revenue, which is recurring, annuity revenue from long-term (generally one- to five-year) contracts; (2) Consulting services revenue, which is generally project-based and sold on a time and materials or fixed-fee basis; and (3) Product revenue, which is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Business Units and the types of revenue generated from each.

	Managed Services Revenue	Consulting Services Revenue	Product Revenue
Behavioral Analytics™ Service Business Unit	Subscription and amortized deployment revenue and marketing application hosting and email fulfillment revenue	Assessments and follow-on consulting revenue	None
Integrated Contact Solutions/CRM Business Unit	Contact center monitoring and support revenue and remote application support revenue	Implementation and follow-on consulting revenue and traditional CRM consulting revenue	Hardware and software resale revenue, primarily from products of Cisco Systems

In recent years, the Company has invested to develop the following differentiated capabilities in our primary Business Units:

Behavioral Analytics™ Service Business Unit

Behavioral AnalyticsTM Service

eLoyalty pioneered this solution, which improves the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. Using the Behavioral Analytics™ Service, eLoyalty can help clients:

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

eLoyalty has designed a scalable application platform to enable the Company to implement and operate the Behavioral Analytics™ Service for its clients. The Behavioral Analytics™ Service is primarily hosted by eLoyalty and delivered as a managed subscription service. Consulting services revenue consists of assessment services and Managed services revenue consists of deployment and subscription services.

Marketing Managed Services

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment services.

Integrated Contact Solutions/CRM Business Unit

Integrated Contact Solutions Service Line

The Company’s Integrated Contact Solutions Service Line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. The Company has developed a set of tools and methodologies to help clients financially model, plan, configure, integrate and support Converged Internet Protocol (“IP”) network solutions within their contact center environments. We also generate Managed services revenue from this Service Line by providing contact center support and monitoring services to clients.

Traditional CRM Service Line

The Company’s traditional CRM Service Line focuses on operational consulting and integrating or building a system for the client. We also generate Managed services revenue from this Service Line by providing remote application support to clients.

Types of Revenue

Managed services, Consulting services, and the resale of Product are frequently sold and delivered together. Many Consulting services engagements for the design and implementation of customer service or marketing solutions lead to the sale of one of our Managed services, which may also include a long-term maintenance and support or hosting relationship, and the sale of Product.

Managed Services

Growth in Managed services revenue is primarily driven by the sale of Behavioral Analytics™ Service and Integrated Contact Solutions engagements. These Managed services are described below:

•

The Behavioral Analytics™ Service includes the deployment and ongoing operation of our proprietary Behavioral Analytics™ System. Based on each client’s business requirements, the applications are configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in some cases, an on-premise hosted environment. The Behavioral Analytics™ Service is provided on a subscription basis and the contract duration generally is three to five years. The fees and costs related to the initial deployment are deferred and amortized over the life of the contract.

•

Contact Center Managed Services include monitoring and support related to complex IP and traditional contact center voice architectures. These services include routine maintenance and technology upgrades and the resolution of highly complex issues that involve multiple technology components and vendors. Our support and monitoring services reduce the cost and impact of contact center downtime for our clients and anticipate problems before they occur.

In addition, we also generate Managed services revenue from two other sources. Marketing Managed Services revenue is generated from hosted customer and campaign data management and mass email fulfillment services. We also continue to provide remote call center application support and maintenance services to a small number of long-term clients. These two sources of Managed services revenue are likely to diminish over time as we focus on growth through the Behavioral Analytics™ Service and Integrated Contact Solutions Service Lines.

Consulting Services

In addition to the Consulting services revenue generated by Behavioral Analytics™ Service and Integrated Contact Solutions engagements, we derive a portion of our revenue from a broad range of Traditional CRM consulting and systems integration work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analytics™ Service and Integrated Contact Solutions Service Lines. Our Consulting services are billed on a time-and-materials basis or on a fixed-fee basis and generally include a combination of the following:

•

Evaluating our clients’ efficiency and effectiveness in handling customer interactions. We observe, measure, and analyze the critical aspects of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction, and actions taken to resolve any customer issues.

•

Performing detailed financial analysis to calculate the expected return on investment for the implementation of various CRM solutions. This process helps our clients establish goals, alternatives, and priorities and assigns client accountability throughout resulting projects.

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

Business Segments

Beginning in 2008, the Company has operated in two business segments, the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM, based on the criteria of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosure about Segments of an Enterprise and Related Information”. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral Analytics™ Service business segment focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral Analytics™ Service is primarily a hosted solution and is delivered as a managed subscription service. Revenue generated from Behavioral Analytics™ Service assessments, deployments, and subscription services, as well as marketing application hosting and email fulfillment services, are included in this business segment’s financial results.

The Integrated Contact Solutions/CRM business segment focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. Revenue generated from Consulting services, Managed services, Product resale, traditional CRM and remote application support services are included in this business segment’s financial results.

Management believes that Segment Operating Income/(Loss) Before Stock-Based Compensation, Severance and Related Costs, and Depreciation and Amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with General Accepted Accounting Principles. The Company does not allocate depreciation or amortization or other items below the Operating Income/(Loss) level to the business segments. Also, the Company does not track or review asset information, other than capital expenditures, by reportable segments. See Note Seventeen “Segments” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K for the revenue and net (loss)/income of each of our business segments for the fiscal year ended 2008. Prior to 2008, the Company operated in one business segment and did not record financial information for the two current business segments. Financial information for the two current business segments for the fiscal year ended 2007 is not presented because it would be impractical to obtain this information.

International Operations

The Company’s services are delivered to clients in North America (U.S. and Canada), Europe, and Australia. The Company’s long-lived assets are and have been predominately located in North America and consist of equipment, software, furniture, and fixtures and leasehold improvements (net of accumulated depreciation). Net revenue for the Company’s international operations (Europe and Australia) was $2.5 million, $2.7 million and $4.1 million for the fiscal years ended 2008, 2007, and 2006, respectively.

Methods of Distribution

A substantial majority of our Consulting services, Managed services and Product are provided to our clients through direct contractual relationships. Approximately 8% of our revenue in 2008 was generated from ongoing relationships with other companies, through which we make our services and third-party products available to the clients of such companies.

Intellectual Property Rights

We view as proprietary the intellectual property that underlies our work product resulting from our services for clients, including the intellectual property rights to any custom software developed in the course of an engagement. We protect our intellectual property rights with patents, copyrights, and trademarks, applicable trade secret laws, and contractual restrictions on disclosure, licensing, and transferring title. In addition, we rely upon a combination of trade secret and common law, employee nondisclosure policies, and third-party confidentiality agreements to protect our intellectual property rights.

A majority of our clients require that we grant to them some or all proprietary and intellectual property rights with respect to the original work product resulting from our services, including the intellectual property rights to any custom software developed for them. Absent agreement to the contrary, each grant of proprietary and intellectual property rights limits our ability to reuse work product components with other clients. As a result, it is our practice to retain the rights in the underlying core intellectual property on which it is based, including methodologies, workplans, and software. Further, it is our policy to obtain from our clients a license to permit us to market custom software and other original materials to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of the Company.

Seasonality

We typically experience declines in revenue and earnings in the fourth quarter, as the total number of billable hours and days on Consulting services engagements are reduced due to holidays and vacations.

Clients

During fiscal year 2008, our 5 and 20 largest clients accounted for 37% and 70% of our total revenue, respectively. Our largest client in 2008 United HealthCare Services, Inc., accounted for 17% of our 2008 total revenue. For fiscal year 2008, 24 clients each accounted for over $1 million of total revenue. Our focus is on developing long-term relationships with our clients, but our activities with specific clients may fluctuate periodically, as individual Consulting services projects are initiated and progress through their lifecycle. As a result, the percentage of total revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, software vendors, voice recording and voice analytic service providers, online agencies, and firms that provide both consulting and systems integration services, including certain of our vendors. In our opinion, few competitors offer the full range and depth of CRM services that we can provide, but they may compete with us on individual factors such as expertise, price, or capacity.

Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. As a result, our competitors may be in a better position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do. New market entrants also pose a threat to our business. Existing or future competitors may develop or offer solutions that are comparable or superior to ours at a lower price.

Environmental Issues

There are no known material compliance issues with any federal, state, or local environmental regulations.

Employees

As of December 27, 2008, we employed 421 persons, none of whom is represented by a union.

Available Information and Other

Our principal internet address is www.eloyalty.com. Our Annual, Quarterly, and Current Reports on Forms 10-K, 10-Q, and 8-K, and any amendments thereto, as well as the Forms 3, 4, and 5 beneficial ownership reports filed with respect to our stock, are made available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (“SEC”). However, the information found on our website is not part of this or any other report filed by us with the SEC.

eLoyalty was incorporated in Delaware in May 1999. Our executive office is located at 150 Field Drive, Suite 250, Lake Forest, Illinois 60045. Our telephone number is (847) 582-7000.

Item 1A.	Risk Factors.

There is a range of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Form 10-K, we believe the more significant of such risks and uncertainties include the following:

We have not realized a profit in nine years and there is no guarantee that we will realize a profit in the foreseeable future.

As of December 27, 2008, we had an accumulated deficit of $180.2 million. We incurred net losses available to common stockholders of $22.9 million in 2008, $20.1 million in 2007 and $12.6 million in 2006, and may continue to incur net losses in the future.

Our financial results could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, these economic conditions may cause our clients to delay payments for services we have provided to them resulting in a negative impact to our cash flow. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.

It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenue and operating results may vary significantly due to a number of factors, many of which are not in our control. We may incur an impairment of goodwill if our financial results are adversely impacted by these factors and we continue to incur losses or our stock price declines. These factors include:

•	Unanticipated cancellations or deferrals of, or reductions in the scope of, major engagements;

•	Our ability to deliver complex projects and to provide scalable and reliable solutions hosting;

•	The number, size, and scope of our projects;

•	Our client retention and acquisition rate and satisfaction with our services and solutions;

•	The length of the sales cycle associated with our solutions;

•	The sale of product;

•	The efficiency with which we utilize our employees;

•	How we plan and manage our existing and new engagements;

•	Our ability to manage future growth, including the growth of the Behavioral Analytics™ Service;

•	Changes in pricing policies by us or our competitors;

•	Number of billing days; and

•	Availability of qualified employees.

We depend on a limited number of clients for a significant portion of our revenue, and the loss of a significant customer or a substantial decline in the number or scope of projects that we do for a significant customer could have a material adverse effect on our businesses.

We derive and expect to continue to derive for the foreseeable future a significant portion of our total revenue from a limited number of clients. See “Business” and “Clients” in Part I Item 1 and “Year Ended December 27, 2008 Compared with the Year Ended December 29, 2007” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Form 10-K. With the exception of our subscription clients for the Behavioral Analytics™ Service, the volume of services that we provide for a specific client is likely to vary from year to year, and a major client in one year might not use our services in a subsequent year. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own business, our total revenue could decline substantially and that could seriously harm our business.

We depend on good relations with our major clients, and any harm to these good relations may materially and adversely harm our business or our ability to compete effectively.

To attract and retain clients, we depend to a large extent on our relationships with our clients and our reputation for high quality consulting services and managed services. We design, create, implement, host, maintain, and support applications and solutions that are often critical to our clients’ businesses. We believe that we generally enjoy good relations with our clients. If a client is not satisfied with our services, products, or solutions, including those of subcontractors that we may employ, it may be damaging to our reputation and business. Any defects or errors in our services or solutions or failure to meet our clients’ expectations could result in:

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

We may fail to estimate accurately the time and resources necessary for the performance of our services. It can be difficult to judge the time and resources necessary to complete consulting services projects, to deploy, support, and operate hosted solutions, to support and maintain complex contact center architectures and/or to anticipate the amount of product needed to complete a project. A number of different risks must be accounted for, including, but not limited to, the variability and predictability of the number, size, scope, cost, and duration of and revenue from client engagements, unanticipated cancellations, or deferrals of client contracts or follow-on phases of engagements in process, collection of revenue, variable employee utilization rates, project personnel costs, and engagement requirements. Accurate estimates as to the costs and timing of completion of engagements is particularly important for the contracts that are performed on a fixed-price or not-to-exceed basis. Our failure to estimate accurately these risks could reduce the profitability of, or result in a loss on, our engagements and could damage our client relationships and our reputation.

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

Many of our competitors have longer operating histories, more clients, and longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing, and public relations resources than we do. As a result, our competitors may have enhanced abilities to compete for specific clients and market share generally, including through substantial economic incentives to clients to secure contracts. Existing or future competitors may develop or offer solutions that are comparable or superior to ours at a lower price. In addition, our competitors may be in a better position to respond quickly to new or emerging technologies and changes in client requirements or expectations. They may also develop and promote their products and services more effectively than we do and be better able to compete for skilled professionals by offering substantial compensation incentives.

We rely heavily on our senior management team for the success of our business.

Given the highly specialized nature of our services, senior management must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage the organization. If one or more members of our senior management team leaves and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale, and results of operations.

Our ability to recruit talented professionals and retain our existing professionals is critical to the success of our business.

We believe that our success will depend substantially on our ability to attract, train, motivate, and retain highly skilled management, strategic, technical, product development, and other key professional employees. The information-technology services industry continues to be people-intensive and faces a shortage of qualified personnel, especially those with specialized skills or experience. We compete with other companies to recruit and hire from this limited pool. If we cannot hire and retain qualified personnel, or if a significant number of our current employees leave, we may be unable to complete or retain existing engagements or bid for new engagements of similar scope and revenue.

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

Our industry is characterized by rapid and continually changing technologies, the introduction of many new products and services and evolving industry standards and client preferences. Our solutions must meet the requirements of and achieve significant acceptance among our current and prospective clients within this environment. Our future business will depend on our continuing ability to adapt to and incorporate changing technologies and emerging industry standards and to remain knowledgeable with respect to emerging CRM technology, customer loyalty research, and applied CRM solutions.

In addition, our future business depends upon continued growth in the acceptance and use of the Behavioral Analytics™ Service by our current and prospective clients and their customers and suppliers. Their acceptance and usage in turn may depend upon factors such as: the actual or perceived benefits of adoption and implementation of Behavioral Analytics™ Service and other CRM methodologies and technologies, including the predictability of a meaningful return on investment, cost efficiencies or other measurable economic benefits; their actual or perceived reliability, scalability, ease of use, and access to such new technologies and methodologies; and their willingness to adopt new business methods incorporating a customer-centric approach.

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

We depend on our ability to rapidly learn, use, and integrate software and other technology developed by third parties to successfully compete in the CRM market, and our ability to maintain and grow our business may be affected by our ability to maintain strong relationships with CRM software providers and other alliance partners.

To provide certain of our solutions and services, we rely on third-party software, telephony, and other infrastructure and related services. If we are unable to integrate these components in a fully functional manner, we may experience difficulties that could delay or prevent the successful development, introduction, or marketing of new solutions. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to changes in these third-party products and services.

We have invested time and resources in seeking to maintain strong relationships with applicable software and technology providers and we plan to make additional investments in the future. The benefits we anticipate from these relationships play an important role in our future growth strategies. We rely on these relationships with third-party vendors and alliance partners to allow us to learn rapidly about their existing and next generation technologies, to develop appropriate methods to integrate their products and services into our solutions and to obtain joint sponsorship of solution offerings. If we are unable to initiate and successfully maintain these relationships, we may fail to obtain the future benefits we hope to derive from them and significantly reduce our ability to successfully create and deploy new solution offerings incorporating their technologies. In addition, we may be adversely affected by the failure of one or more of our vendors or alliance partners, which could lead to reduced marketing exposure, fewer sales leads or joint marketing opportunities, and a diminished ability to gain access to or develop leading-edge solutions. As our most important alliance relationships are non-exclusive, our alliance partners are also free to establish similar or preferred relationships with our competitors. These circumstances could adversely impact the success of our growth strategies that, in turn, could adversely affect our results of operations.

If growth in the use of CRM technologies declines, demand for our services may decrease.

CRM application and infrastructure technologies are central to many of our solutions. Our business depends upon continued growth in the use of these technologies by our clients, prospective clients, and their customers and suppliers. If the number of users of this technology does not increase and commerce using this technology does not become more accepted and widespread, demand for our services may decrease. Factors that may affect the usage of this technology include:

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

If, for any reason, we need to raise additional funds in the future, through public or private debt or equity financings, such funds may not be available or may not be available on terms favorable to us.

We have a limited ability to protect our intellectual property rights, which are important to our success and competitive position.

Our ability to protect our software, methodologies, and other intellectual property is important to our success and our competitive position. We regard our intellectual property rights as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, confidentiality agreements, and other methods. Despite our efforts to protect our intellectual property rights from unauthorized use or disclosure, parties may attempt to disclose, obtain, or use our rights. The steps we take may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property rights. In addition, we may not detect unauthorized use of, or take timely and effective actions to enforce and protect, our intellectual property rights. Existing laws of some countries in which we provide services or solutions afford more limited protection of intellectual property rights than laws in the United States.

We may be required to obtain licenses from others to refine, develop, market, and deliver current and new services and solutions. There can be no assurance that we will be able to obtain any of these licenses on commercially reasonable terms or at all, or that rights granted by these licenses ultimately will be valid and enforceable.

Others could claim that our services, software or solutions infringe upon their intellectual property rights or violate contractual protections.

We believe that our services, software, and solutions do not infringe upon the intellectual property rights of others. However, we or our clients may be subject to claims that our services, products, or solutions, or the products of others that we offer to our clients, infringe upon the intellectual property rights of others. Any infringement claims may result in substantial costs, divert management attention and other resources, harm our reputation, and prevent us from offering some services, software, or solutions. A successful infringement claim against us could materially and adversely affect our business.

In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from claimed infringement by our services, software, or solutions, excluding third-party components, of the intellectual property rights of others. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. In addition, our business includes the development of customized software modules in connection with specific client engagements, particularly in our systems integration business. We often assign to clients the copyright and, at times, other intellectual property rights in and to some aspects of the software and documentation developed for these clients in these engagements. Although our contracts with our clients generally provide that we also retain rights to our intellectual property, it is possible that clients may assert rights to, and seek to limit our ability to resell or reuse, this intellectual property.

Increasing government regulation could cause us to lose clients or impair our business.

We are subject not only to regulations applicable to businesses generally, but we, and the solutions we offer to our clients, also may be subject to United States and foreign laws and regulations directly applicable to electronic commerce, the Internet, and data privacy and security. Laws and regulations in the United States, as well as legislative initiatives that may be considered in the future, may increase regulation of the Internet and impose additional restrictions relating to the privacy and security of personal data. We may be affected indirectly by any such legislation to the extent that it decreases acceptance or growth of the Internet or otherwise impacts our existing and prospective clients. Any such laws and regulations therefore could affect our existing business relationships or prevent us from getting new clients.

The unauthorized disclosure of the confidential client data that we maintain could result in a significant loss of business to eLoyalty and subject us to substantial liability.

In the course of implementing our Behavioral Analytics™ Service, we record and analyze clients’ telephone calls. These calls contain numerous references to highly sensitive confidential data of the customers of our clients, many of which are required to comply with federal and state laws concerning privacy and security. In addition, we have made certain contractual commitments to our clients regarding this confidential data.

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

We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base. If our reputation is damaged or if potential clients do not know what solutions we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services, software, and solutions, which cannot be assured. If clients do not perceive our solutions to be effective or of higher quality, then our brand name and reputation could be materially and adversely affected.

Our clients use our solutions for critical applications. Any errors, defects, or other performance problems, including those in our proprietary software or products supplied by third-party vendors, could result in financial or other damages. In addition to any liability we might have, performance problems could also adversely affect our brand name and reputation.

Item 1B.	Unresolved Staff Comments.

As of March 11, 2009, we have no unresolved comments from the SEC.

Item 2.	Properties.

Our principal physical properties employed in our business consist of our leased office facilities in Chicago and Lake Forest, Illinois; Edina, Minnesota; and Austin, Texas. Both of our business segments use the Lake Forest, Illinois and Austin, Texas facilities in their operations. The Edina, Minnesota and Chicago, Illinois facilities are primarily used by our Behavioral Analytics™ Service segment. Our executive offices are located at the Lake Forest, Illinois facility.

Our total employable space is approximately 46,000 square feet. We do not own any real estate and believe that our leased facilities are appropriate for our current and anticipated business requirements.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year 2008.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock, par value $0.01 per share, is traded on the NASDAQ Global Market under the symbol ELOY. The following table sets forth, for the periods indicated, the quarterly high and low sales prices of the common stock on the NASDAQ Global Market.

	High	Low
Fiscal Year 2008
Fourth Quarter	$5.00	$1.77
Third Quarter	6.86	4.06
Second Quarter	10.86	4.80
First Quarter	13.62	7.41
Fiscal Year 2007
Fourth Quarter	$16.33	$9.60
Third Quarter	22.68	11.81
Second Quarter	25.84	18.99
First Quarter	23.49	17.95

There were approximately 114 owners of record of our Common Stock as of March 2, 2009.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on eLoyalty Common Stock with the cumulative total return of (i) the NASDAQ Global Market Index, and (ii) a peer group of other publicly traded information technology consulting companies selected by the Company (the “Peer Group Index”). Cumulative total stockholder return is based on the period from December 26, 2003 through the Company’s fiscal year end on Saturday, December 27, 2008. The comparison assumes that $100 was invested on December 26, 2003 in each of eLoyalty Common Stock, the NASDAQ Global Market Index and the Peer Group Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return

For eLoyalty Corporation,

NASDAQ Global Market Index, Peer Group Index and Previous Peer Group Index

	12/26/03	12/31/04	12/30/05	12/29/06	12/28/07	12/26/08
eLoyalty Corporation	$100.00	$156.80	$274.40	$500.00	$335.47	$77.33
Peer Group Index (1)	100.00	105.87	95.93	125.96	104.52	57.86
NASDAQ Global Market Index	100.00	108.41	110.79	122.16	134.29	79.25
Previous Peer Group Index (2)	100.00	138.74	96.37	103.76	129.84	66.47

(1)

The Peer Group Index consists of The Hackett Group, Diamond Management & Technology Consultants, Sapient Corporation, Convergys Corporation, Perot Systems Corporation, and Verint Systems, Inc. Our Peer Group in fiscal year 2008 was expanded to include three managed service companies, Convergys Corporation, Perot Systems Corporation and Verint Systems, Inc., which were not a part of our Previous Peer Group. The Peer Group was changed to reflect the increased managed services component of our business.

(2)	The previous Peer Group Index consisted of The Hackett Group, Diamond Management & Technology Consultants and Sapient Corporation.

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its common stock in the fourth quarter of 2008. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 28, 2008 – October 28, 2008	21,601	$3.81
October 29, 2008 – November 28, 2008	118,493	$3.23
November 29, 2008 – December 27, 2008	68,981	$2.22

Total	209,075	$2.96

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part II Item 12 of this Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Dividends

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. However, cash dividends of $1.3 million were paid in 2008 on the Company’s Series B convertible preferred stock (the “Series B stock”), which accrues dividends at the rate of 7% per year and which were payable semi-annually in January and July. In order to conserve cash given the current macro-economic uncertainties, beginning January 1, 2009, we suspended the semi-annual cash dividend on our Series B stock (the amount of this semi-annual dividend is approximately $0.6 million). Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Preferred Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. The amount of each dividend accrual would decrease by any conversions of the Series B stock into common stock, as Series B conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock became permissible at the option of the holder after June 19, 2002. See Item 7 of Part I, “Liquidity and Capital Resources” for a further discussion.

Item 6.	Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the fiscal years ended 2008, 2007, 2006, 2005, and 2004 and the balance sheet data as of December 27, 2008, December 29, 2007, December 30, 2006, December 31, 2005, and January 1, 2005, below, are derived from our audited financial statements. Fiscal year 2004 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on our financial position or results of operations.

	Consolidated Statements of Operations Data (In thousands, except share and per share data)
	For the Fiscal Years Ended
	2008	2007	2006	2005	2004
Revenue:
Services	$77,796	$88,046	$71,980	$65,556	$65,090
Product	9,777	9,185	13,579	9,710	3,153

Revenue before reimbursed expenses (net revenue)	87,573	97,231	85,559	75,266	68,243
Reimbursed expenses	3,624	4,874	4,269	3,742	4,330

Total revenue	91,197	102,105	89,828	79,008	72,573
Operating Expenses:
Cost of services(1)(2)	51,613	58,496	58,604	49,477	46,468
Cost of product	7,945	6,993	10,183	7,331	2,434

Cost of revenue before reimbursed expenses	59,558	65,489	68,787	56,808	48,902
Reimbursed expenses	3,624	4,874	4,269	3,742	4,330

Total cost of revenue, exclusive of depreciation and amortization shown below:	63,182	70,363	73,056	60,550	53,232
Selling, general and administrative(1)(2)	43,155	47,075	25,328	20,385	19,482
Severance and related costs(1)	1,635	1,333	737	411	947
Depreciation	3,845	3,186	2,095	5,151	5,247
Amortization of intangibles	340	423	370	532	350

Total operating expenses	112,157	122,380	101,586	87,029	79,258

Operating loss	(20,960)	(20,275)	(11,758)	(8,021)	(6,685)
Interest and other income, net	70	1,484	681	374	231

Loss from continuing operations before income taxes	(20,890)	(18,791)	(11,077)	(7,647)	(6,454)
Income tax (provision) benefit	(15)	53	(71)	17	587

Loss from continuing operations	(20,905)	(18,738)	(11,148)	(7,630)	(5,867)
Loss on liquidation of subsidiary	(748)	—	—	—	—

Net loss	(21,653)	(18,738)	(11,148)	(7,630)	(5,867)
Dividends related to Series B stock	(1,296)	(1,405)	(1,464)	(1,471)	(1,499)

Net loss available to common stockholders	$(22,949)	$(20,143)	$(12,612)	$(9,101)	$(7,366)

Basic loss from continuing operations per common share	$(2.02)	$(2.23)	$(1.65)	$(1.20)	$(0.97)

Basic net loss per common share	$(2.21)	$(2.40)	$(1.86)	$(1.43)	$(1.22)

Diluted loss from continuing operations per common share	$(2.02)	$(2.23)	$(1.65)	$(1.20)	$(0.97)

Diluted net loss per common share	$(2.21)	$(2.40)	$(1.86)	$(1.43)	$(1.22)

(In millions)
Basic weighted average shares outstanding	10.37	8.40	6.77	6.36	6.03

Diluted weighted average shares outstanding	14.00	12.90	11.70	10.90	10.44

(1)	Stock-based compensation, primarily restricted stock, included in individual line items above:

	(In thousands) For the Fiscal Year Ended
	2008	2007	2006	2005	2004
Cost of services	$3,345	$1,004	$1,632	$1,154	$1,063
Selling, general and administrative	11,335	9,444	2,386	1,462	1,697
Severance and related costs	103	196	—	(25)	176

(2)

Beginning in fiscal year 2007, the Company classified $18.3 million of certain expenses, which had been previously reported within Cost of services as Selling, general and administrative expense. For further discussion see Part II Item 7 of this
 Form 10-K, “Year Ended December 29, 2007 Compared with the Year Ended December 30, 2006”.

	Consolidated Balance Sheet Data (In thousands) As of
	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005
Total cash(1)	$30,719	$23,867	$31,928	$18,375	$20,793
Short-term investments(2)	$108	$451	$—	$4,000	$6,975
Working capital(3)	$24,688	$20,621	$32,640	$25,341	$28,565
Total assets	$64,223	$60,051	$64,568	$45,228	$55,367
Long-term obligations	$7,846	$9,041	$5,471	$1,145	$1,438
Redeemable preferred stock	$18,460	$19,100	$20,902	$20,910	$21,169
Stockholders’ equity	$12,847	$7,803	$18,614	$11,475	$18,963

(1)

Total cash consists of cash and cash equivalents of $27.1 million, $21.4 million, $31.6 million, $17.9 million, and $20.1 million and restricted cash of $3.7 million, $2.5 million, $0.3 million, $0.5 million, and $0.7 million as of December 27, 2008, December 29, 2007, December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

(2)

Prior to 2006, short-term investments reflected above were auction rate securities. In 2008 and 2007, included in other current assets are $0.1 million and $0.5 million of investments, which represent the market value of equity securities in an unrelated publicly traded company.

(3)	Represents total current assets less total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, our ability to collect accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, the ability to realize our net deferred tax assets, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Behavioral Analytics™ Service Business Unit

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of December 27, 2008 and December 29, 2007, deferred revenue totaled $6.4 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of December 27, 2008 and December 29, 2007, the Company had deferred costs totaling $4.9 million and $3.5 million, respectively.

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the system and/or hours of calls analyzed during the specific month. This revenue is recognized as the service is performed for the client.

Marketing Managed Services

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment. Revenue related to hosting services is generally in the form of a fixed monthly fee received from our clients and is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to email fulfillment services is recognized as the services are provided to the client based on the number of emails distributed for the client.

Integrated Contact Solution/CRM Business Unit

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring, or integrating of an IP network solution within our clients’ contact center environment. These services are provided to the client on a time-and-materials or fixed fee basis. For the integration of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of fees generated from our contact center support and monitoring services. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis are recognized as the services are performed for the client.

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

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.4 million and $1.5 million has been deferred as of December 27, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM Service Line

Consulting services revenue included in the Company’s traditional Customer Relationship Management (“CRM”) Service Line consists of fees generated from our operational consulting and integrating or from building a system for our clients. These services are provided to our clients on a time-and-materials or fixed fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the traditional CRM Service Line consists of fees generated from our remote application support. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over the contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

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

Stock-Based Compensation

We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” beginning January 1, 2006, using the modified prospective method. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Historical information is the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. See Note Fifteen “Stock-Based Compensation” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

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

There has been no impairment identified as a result of the annual review of goodwill as of December 27, 2008 and December 29, 2007. The carrying value of goodwill was $2.6 million as of December 27, 2008 and December 29, 2007. We may incur an impairment of goodwill if our financial results are negatively impacted by current economic conditions and we continue to incur losses or our stock price declines.

Intangible Assets

Intangible assets reflect Marketing Managed Services customer relationships acquired in 2004, the 2003 purchase of a license for certain intellectual property and costs related to patent and trademark applications. These assets are amortized over 12 months to 120 months. The original cost of intangible assets as of December 27, 2008 and December 29, 2007 was $2.7 million and $2.5 million, respectively. Accumulated amortization of intangible assets as of December 27, 2008 and December 29, 2007 were $2.1 million and $1.7 million, respectively. Amortization expense of intangible assets will be $0.2 million for fiscal year 2009 and rounds to zero thereafter.

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost reduction efforts undertaken during fiscal years 2001 through 2008. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. In 2008 and in years prior to 2007, a portion of the accruals related to office space reductions, office closures, and associated contractual lease obligations that were based in part on assumptions and estimates of the timing and amount of sublease rentals affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on December 31, 2006. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook” and similar expressions, references to plans, strategies, objectives and anticipated future performance and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties, and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of this Form 10-K, as well as the following:

•

Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients and the timing of related client commitments; reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, duration of, and revenue from client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including Behavioral Analytics™ services;

•

Challenges in attracting, training, motivating, and retaining highly-skilled management, strategic, technical, product development, and other professional employees in a competitive information-technology labor market;

•

Risks associated with our reliance on Cisco Systems, Inc., a large primary product partner within our Integrated Contact Solutions Service Line, including our reliance on their product positioning, pricing, and discounting strategies;

•	Reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Continuing intense competition in the information technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information technology services industry;

•	Protection of our technology, proprietary information, and other intellectual property rights from challenges by third parties;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Risks associated with compliance with international, federal, and state privacy and security laws and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to information technology or the information technology service industry, including those relating to data privacy and security;

•

Changes by the Financial Accounting Standards Board or the SEC of authoritative accounting principles generally accepted in the United States of America or policies or changes in the application or interpretation of those rules or regulations;

•

Risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations and management of a geographically dispersed organization;

•	General economic, business and market conditions;

•

Acts of war or terrorism, including, but not limited to, actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial, and social conditions in the countries where we operate; and

•	The timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events, or circumstances or otherwise.

Background

For background information, see the discussion under “Overview” included in Part I Item 1 of this Form 10-K.

Business Outlook

Our results of operations may be affected by general economic conditions. We continue to monitor economic conditions and levels of business confidence and their potential effect on our clients and on us. A severe and/or prolonged economic downturn could adversely affect our client’s financial condition and the levels of business activities in the industries and geographies where we operate. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our new contract bookings and results of operations. Particularly in light of recent economic uncertainty, we continue to monitor costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

We continue to be encouraged by the strength of our new business pipeline and the improvement in our revenue mix that is being driven by our primary Service Lines, the Behavioral Analytics™ Service and Integrated Contact Solutions.

In 2009, we anticipate that our Services revenue will be essentially flat to slightly up, as the revenue growth from our primary Service Lines will be offset by the continued decline of our Traditional CRM Service Line. Managed services revenue is expected to increase as a percentage of our services revenue in 2009, above the 54% level achieved in 2008. We expect that this increase in Managed services revenue will be driven by significant growth in our Behavioral Analytics™ Service deployment and subscription revenue as several deployments move to the subscription phase in the first half of 2009 as well as a moderate increase in Integrated Contact Solutions support and maintenance revenue. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services are expected to significantly decline in 2009 due to a reduction in demand for these services and the cancellation of several contracts. In 2009 due to continued declines in our Traditional CRM business, combined with moderate growth in consulting services from our Integrated Contact Solutions, we expect Consulting services revenue to decline slightly.

Product revenue should experience significant growth in 2009 compared to 2008. A substantial portion of this growth is anticipated in the first half of 2009 as a result of several large contracts being entered into early in 2009. The strength or weakness of product revenue in any given quarter is not indicative of a potential trend as these revenue levels may fluctuate significantly because the Company is not always selected as the product supplier for an engagement.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary service lines. In particular, we continue to make significant investments in the resources required to develop, deliver and support our innovative Behavioral Analytics™ services. These investments may affect our profitability and cash resources in 2009, but we believe they are required to continue to build our Integrated Contact Solutions and Behavioral Analytics™ businesses, Managed services backlog and to maintain and strengthen our competitive advantage. As a result, management has assessed and will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability. During 2008, actions implemented by eLoyalty included decreasing the leased office space at several locations, eliminating a number of administrative positions and reducing service line overhead.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $73.9 million as of December 27, 2008 and $72.8 million as of December 29, 2007. This increase in backlog is primarily due to the signing of several Behavioral Analytics™ Service agreements, which was partially offset by the cancellation of two Marketing Managed Services contracts. The Company anticipates a further increase in the Managed services backlog for 2009. Of the December 27, 2008 backlog, 69% is related to the Behavioral Analytics™ Service, 27% is related to our Integrated Contact Solutions offerings and the remaining balance is related to other Managed services.

The Company uses the term backlog with respect to its Managed services engagements to refer to the expected revenue to be received under the applicable contract, based on its currently contracted terms and, when applicable, currently anticipated levels of usage and performance. Actual usage and performance might be greater or less than anticipated. In general, the Company’s Managed services contracts may be terminated by the customer without cause, but early termination by a customer usually requires a substantial early termination payment or forfeiture of prepaid contract amounts. Managed services contracts terms range from one to five years in duration.

Year Ended December 27, 2008 Compared with the Year Ended December 29, 2007

Net Revenue

	For the Fiscal Years Ended
	December 27, 2008		December 29, 2007
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$35.7	41%	$49.4	51%
Managed services	42.1	48%	38.6	40%

Services revenue	77.8	89%	88.0	91%
Product	9.8	11%	9.2	9%

Net revenue	87.6	100%	97.2	100%
Reimbursed expenses	3.6		4.9

Total revenue	$91.2		$102.1

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 10% to $87.6 million in fiscal year 2008, a decrease of $9.6 million from $97.2 million in fiscal year 2007.

Revenue from Consulting services decreased by $13.7 million to $35.7 million in fiscal year 2008 from $49.4 million in fiscal year 2007, a decrease of 28%. The decrease in revenue is mainly due to a 39% decline in our Traditional CRM Service Line driven by reduced spending by our largest clients that utilize these services and the completion of several projects for another large client. Revenue from Consulting services from our Integrated Contact Solutions Service Line in fiscal year 2008 declined 9% compared to fiscal year 2007. We attribute this decline mainly to current economic conditions that increased the buying cycle and length of time taken to complete the contracting process. However, several large contracts signed in the second half of fiscal year 2008 resulted in sequential revenue growth in the fourth quarter for this Service Line. Our Behavioral Analytics™ Service Line revenue decreased 18% in fiscal year 2008, due primarily to lower assessment activity. Spending by our clients who utilize our Consulting services may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely the function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $157 in fiscal year 2008 from $151 in fiscal year 2007. This increase was the result of a higher mix of Integrated Contact Solutions service line projects, which have higher average bill rates than eLoyalty’s Traditional CRM Service Line. The impact of this increase on revenue was more than offset by a decrease in eLoyalty’s headcount and lower utilization of billable consultants. Headcount decreased in fiscal year 2008 because of staff reductions associated with the decline in our Traditional CRM Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, declined to 71% for fiscal year 2008 from 76% for fiscal year 2007 as a result of delayed project initiation and declining demand for our Traditional CRM consulting services in fiscal year 2008.

Revenue from Managed services was $42.1 million in fiscal year 2008, an increase of $3.5 million, or 9%, from $38.6 million in fiscal year 2007. The increase in revenue from Managed services resulted from the impact of several Behavioral Analytics™ Service arrangements transitioning to the subscription phase and the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line, which was partially offset by the decline in demand for our Marketing Managed Services.

Revenue from the sale of Product increased by 7%, or $0.6 million, to $9.8 million in fiscal year 2008 from $9.2 million in fiscal year 2007. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 37% of total revenue in fiscal year 2008, compared to 41% in fiscal year 2007. The top 10 clients accounted for 50% of total revenue in fiscal year 2008, compared to 54% in fiscal year 2007. The top 20 clients accounted for 70% of total revenue in fiscal year 2008, compared to 73% of total revenue in fiscal year 2007. One client, United HealthCare Services, Inc., accounted for 17% of total revenue in fiscal year 2008, compared to 24% of total revenue in fiscal year 2007. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general, and administrative personnel working on direct, revenue generation activities and third-party pass through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in fiscal year 2008 was $51.6 million, or 66% of Services revenue, compared to $58.5 million, or 66% of Services revenue, in fiscal year 2007. The decrease in cost was largely due to lower internal and external resource costs of $4.8 million, increased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs of $1.5 million and reduced discretionary travel expense of $1.5 million, which was partially offset by an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $1.2 million. The Cost of Services percentage was unchanged primarily to lower utilization of our Consulting services resources of 3%, offset by higher average billable rates of 1% and lower costs of 2%.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our Integrated Contact Solutions Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor–specific mix of the products we resell within a period and our ability to qualify for rebates from Cisco, our largest Product vendor.

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

Cost of product in fiscal year 2008 was $7.9 million, or 81% of Product revenue, compared to $7.0 million, or 76% of Product revenue in fiscal year 2007. The cost increase corresponds to the increase in Product revenue. The percentage increase was primarily due to the allocation of Product revenue to another element in a multiple element arrangement and the mix of vendor specific products sold in fiscal year 2008.

Selling, General and Administrative

Selling, general, and administrative expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, solution development/support, marketing, and administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Selling, general, and administrative expenses decreased $3.9 million to $43.2 million in fiscal year 2008 from $47.1 million in fiscal year 2007. This decrease is primarily a factor of lower personnel costs of $3.1 million relating to cost reduction and other restructuring actions and reduced discretionary travel expense of $0.8 million.

Severance and Related Costs

In 2008, in response to the current business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. In 2008, we achieved cash savings of $9.0 million related to the cost reduction actions taken in late fiscal year 2007. Cash savings related to cost reduction actions taken in fiscal year 2008 are anticipated to be nearly $4.0 million annually. Severance and related costs associated with severance payments should be paid out by the end of the second quarter of 2009, pursuant to agreements entered into with affected employees. In late 2007, we restructured our business into two primary business units, the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM. In connection with this change, a number of cost reduction activities were undertaken, principally consisting of personnel reductions in fiscal year 2007. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Severance and related costs was $1.6 million in fiscal year 2008 compared to $1.3 million in fiscal year 2007. This $1.6 million cost consists of $1.1 million of severance and related costs for the elimination of 30 positions and $0.5 million related to reduced leased office space. The $1.3 million of expense recorded in fiscal year 2007 was due to restructuring actions taken in 2007 and the elimination of 41 positions.

Depreciation

Depreciation increased by $0.6 million, or 19%, to $3.8 million in fiscal year 2008 compared to $3.2 million in fiscal year 2007. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Amortization of Intangibles

Amortization of intangibles decreased $0.1 million to $0.3 million in fiscal year 2008 compared to $0.4 million in fiscal year 2007.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $21.0 million for fiscal year 2008, compared to an operating loss of $20.3 million for fiscal year 2007.

Interest and Other Income, Net

Non-operating interest and other income decreased $1.4 million to $0.1 million in fiscal year 2008, compared to $1.5 million in fiscal year 2007. The $1.4 million decrease was primarily related to lower interest income of $0.9 million due to lower average cash balances and lower average yields on our investments in fiscal year 2008 compared to fiscal year 2007 and an increase of $0.5 million of interest expense primarily related to our capital lease obligations compared to fiscal year 2007.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in fiscal year 2008 compared to $0.1 million of tax benefit in fiscal year 2007. As of December 27, 2008, total deferred tax assets of $56.9 million are offset by a valuation allowance of $56.8 million. The income tax benefit in 2007 resulted from a reversal of $0.1 million of the valuation allowance primarily related to certain state net operating losses (“NOLs”), which were converted into a refundable tax credit. We expect to utilize this refundable tax credit before it expires. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Liquidation of Subsidiary

The loss on liquidation of subsidiary related to the closure of a subsidiary in France and was $0.7 million in fiscal year 2008.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $22.9 million in fiscal year 2008 compared to a net loss available to common stockholders of $20.1 million in fiscal year 2007. These losses include dividends to preferred shareholders of $1.3 million and $1.4 million in fiscal years 2008 and 2007, respectively. The net loss was $2.21 per share on a basic and diluted basis in fiscal year 2008, compared to a net loss of $2.40 per share on a basic and diluted basis in fiscal year 2007.

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

Revenue from Consulting services increased by $5.1 million to $49.4 million in fiscal year 2007 from $44.3 million in fiscal year 2006, an increase of 12%. Consulting services represented 51% and 52% of net revenue for fiscal years 2007 and 2006, respectively. The increase in Consulting services revenue was primarily due to 30% growth of our Integrated Contact Solutions Service Line driven by our continued focus on the service line, a general movement toward voice over IP solutions in the call center market space and the strengthening of our relationship with Cisco, one of the largest providers of the technology that enables voice over IP solutions. Also, our Behavioral Analytics™ Service Line grew 151% in 2007, driven by a continuously increasing focus on the service line that resulted in a significant increase in the number of assessments in 2007 compared to 2006. The growth in our two primary Service Lines was partially offset by slower growth in our Traditional CRM consulting revenue as we continued to shift our focus to our two primary service lines. Spending by our Consulting services clients may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Utilization of billable consulting personnel was 76% for fiscal year 2007, compared to 73% for fiscal year 2006. Utilization is defined as billed time as a percentage of total available time. The average bill rate remained constant at $151 for the 2007 and 2006 fiscal years.

Revenue from Managed services was $38.6 million in fiscal year 2007, an increase of $10.9 million, or 39%, from $27.7 million in fiscal year 2006. Managed services represented 40% of net revenue for fiscal year 2007, compared to 32% of net revenue for fiscal year 2006. The increase in revenue from Managed services resulted from the transition of several Behavioral Analytics™ Service projects from the assessment to the subscription phase in late 2006 and in 2007 and from the continued growth of support and maintenance revenue from existing clients in our Integrated Contact Solutions Service Line.

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

Beginning in fiscal year 2008, management discontinued viewing revenue from international operations as a separate segment. Although the Company does support and will continue to support its international customer base, management is not actively seeking new international business, does not manage international operations separately, and has closed an international subsidiary in 2008 and remote offices that are no longer in use.

The Company’s top 5 clients accounted for 41% of total revenue in fiscal year 2007, compared to 42% in fiscal year 2006. The top 10 clients accounted for 54% of total revenue in fiscal year 2007, compared to 62% in fiscal year 2006. The top 20 clients accounted for 73% of total revenue in fiscal year 2007, compared to 79% of total revenue in fiscal year 2006. One client, United HealthCare Services, Inc., accounted for 24% of total revenue in fiscal year 2007, compared to 20% of total revenue in fiscal year 2006. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of Services

Beginning in fiscal year 2007, the Company classified certain expenses, which had been previously reported within Cost of services as Selling, general, and administrative expense. The three changes are:

•

Solution Development/Support: Costs associated with our Behavioral Analytics™ System development teams and other Managed services administrative and support personnel are classified as Selling, general, and administrative expense. When these resources are working specifically on client revenue generating activities, their direct costs will be classified as Cost of services.

•

Account Management: Costs associated with our vertical industry teams, made up of industry experts, account partners and project managers, are classified as Selling, general and administrative expense. When these resources are working specifically on client revenue generating activities, their direct costs will be classified as Cost of services.

•	Delivery Executive/Support: Costs associated with overall delivery, executive management, and administrative support personnel are classified as Selling, general, and administrative expense.

In prior years, the employees who worked on Managed services engagements and account management functions performed a variety of tasks all of which were classified as cost of services. Beginning in 2007, many of these employees were more focused on selling and general administrative tasks, which is why we now classify non-client-revenue-generating activities as Selling, general, and administrative expenses. We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately and reliably estimate prior periods under the new approach.

As a result of these changes, in fiscal year 2007, Cost of services decreased and Selling, general, and administrative expense increased by $18.3 million, including $4.7 million of stock-based compensation. The impact of these changes in classification is further described below.

Cost of services now primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general, and administrative personnel working on direct, revenue-generation activities and third-party pass through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in fiscal year 2007 was $58.5 million, or 66% of Services revenue, compared to $58.6 million, or 81% of Services revenue, in fiscal year 2006. The slight decrease in cost was primarily due to the reclassification of $18.3 million of non-revenue generating costs related to account management, solution development/support, and delivery executive/support as discussed above that was almost completely offset by higher internal and external resource costs of $8.6 million, increased stock-based compensation expenses of $4.1 million, increased Behavioral Analytics™ Service-related amortized implementation costs net of deferrals of $3.1 million, and higher third-party support costs that related to the increase in Integrated Contact Solutions Managed service revenue of $1.8 million. The percentage decrease is primarily due to cost reclassifications for non-revenue generating costs (as discussed above) of 21% and increased utilization of our Consulting services resources of 2%, which was partially offset by increased stock-based compensation, including bonuses paid with stock awards of 5% and other small decreases.

Cost of Product

Cost of product is the amount we pay our vendors for the third-party software and hardware that we resell, primarily through our Integrated Contact Solutions Service Line. Primary factors affecting Cost of product are Product revenue levels, the vendor–specific mix of the products we resell within a period, and our ability to qualify for rebates from our largest Product vendor, Cisco.

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

Selling, General and Administrative

Selling, general, and administrative expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, solution development/support, marketing and administrative personnel, as well as facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services. Prior to 2007, all costs related to account management and solution development/support and delivery executive/support personnel were included in Cost of services.

Selling, general, and administrative expenses increased $21.8 million to $47.1 million in fiscal year 2007 from $25.3 million in fiscal year 2006. This increase is primarily due to the change in the classification of non-revenue generating costs associated with account management, solution development/support and delivery executive/support personnel of $18.3 million as discussed above. Additional increases in the expenses were in cash and stock-based compensation of $1.7 million due to new hires and increased bonuses, audit and tax fees of $0.4 million mainly due to Sarbanes-Oxley compliance fees and incremental outside tax support, facilities cost of $0.6 million due to additional leased space and recruiting expense of $0.2 million due to increased staffing requirements.

Severance and Related Costs

To improve operating efficiencies in late 2007 we established two business units aligned along our primary Service Lines, the Behavioral Analytics™ Service and Integrated Contact Solutions. As part of the Company’s continued restructuring, key functions were reviewed and evaluated, and 41 positions were eliminated in late 2007. This helped facilitate the realignment of the business into these two primary business units. The position reductions generated annual cash savings of nearly $8 million. In addition, the restructuring actions delivered an additional $1 million of cash savings from additional compensation adjustments and reduction in non-billable expenses. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Severance and related costs were $1.3 million in fiscal year 2007 compared to $0.7 million in fiscal year 2006. The $1.3 million of expense recorded in fiscal year 2007 primarily related to severance and benefits due to 41 employees who were terminated in the fourth quarter restructuring action. The $0.7 million of expense recorded in fiscal year 2006 primarily related to $0.7 million of employee severance and related costs for the elimination of 12 positions in 2006.

Depreciation

Depreciation expense increased $1.1 million, or 52%, to $3.2 million in fiscal year 2007 compared to $2.1 million in fiscal year 2006. The increase in depreciation primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Amortization of Intangibles

Amortization of intangibles remained constant at $0.4 million in fiscal years 2007 and 2006.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $20.3 million for fiscal year 2007, compared to an operating loss of $11.8 million for fiscal year 2006.

Interest and Other Income, net

Non-operating interest and other income increased $0.8 million to $1.5 million in fiscal year 2007, compared to $0.7 million in fiscal year 2006. The $0.8 million increase was primarily related to higher average cash balances in 2007 because of the cash raised in the December 2006 rights offering, higher yields on our investments in 2007 and the impact of favorable exchange rates on an intercompany settlement in 2007.

Income Tax Benefit (Provision)

The income tax benefit was $0.1 million in fiscal year 2007, compared to an expense of $0.1 million in fiscal year 2006. As of December 29, 2007, total deferred tax assets of $48.8 million were offset by a valuation allowance of $48.6 million. The income tax benefit in 2007 resulted from a reversal of $0.1 million of the valuation allowance primarily related to certain state NOLs. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

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

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements and other revenue generation and growth investments. As of December 27, 2008, our principal capital resources consist of our cash and cash equivalent balances of $27.1 million, which includes $1.4 million in foreign bank accounts, and restricted cash of $3.7 million.

Our cash and cash equivalents position increased $5.7 million, or 27%, as of December 27, 2008, from $21.4 million as of December 29, 2007. The increase in cash in fiscal year 2008 was primarily the result of the completion of the rights offering that resulted in net proceeds of $14.8 million and a decrease in working capital, partially offset by our operating loss excluding non-cash items, our acquisition of treasury stock, dividend payments and capital expenditures. The $1.2 million increase in restricted cash was used as collateral for a letter of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company used $1.4 million of cash in operating activities during fiscal year 2008 compared to generating $1.4 million of cash during fiscal year 2007. Net cash from operating activities decreased primarily due to lower unearned revenue reflecting the recognition of previously deferred revenue, partially offset by the amortization of prepaid costs associated with this recognized unearned revenue, slight improvement in other working capital and a decrease in the net loss from continuing operations before depreciation, amortization and stock-based compensation. Cash outflows from operating activities during 2008 consisted primarily of the net loss from continuing operations before depreciation, amortization and stock-based compensation of $2.0 million and a $2.4 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by lower prepaid costs of $1.3 million, due primarily to the amortization of costs associated with this recognized unearned revenue and lower receivables of $1.1 million due mainly to improvement in our average Days Sales Outstanding (“DSO”). Cash generated from operating activities during fiscal year 2007 was enhanced by a positive change in net working capital of $3.8 million and an increase in long-term liabilities of $2.6 million, primarily consisting of an increase in unearned revenue, partially offset by the net loss from continuing operations before depreciation, amortization and stock-based compensation of $4.7 million and an increase in other long-term assets of $0.5 million.

Average Days Sales Outstanding was 36 days at December 27, 2008 compared to 47 days at December 29, 2007, a decrease of 11 days. We do not expect any significant collection issues with our clients. At December 27, 2008, there remained $0.5 million of unpaid severance and related costs. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Cash Flows from Investing Activities

The Company used $0.7 million and $4.5 million of cash in investing activities during fiscal years 2008 and 2007, respectively, primarily to purchase computer hardware and software. We currently expect our capital investments to be between $2.5 million to $4.0 million for fiscal year 2009 and plan on funding less than 50% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company generated $8.2 million of cash and used $6.9 million of cash in financing activities during fiscal years 2008 and 2007, respectively. Net cash generated during fiscal year 2008 was primarily attributable to $14.8 million of net proceeds from the issuance of 2,645,395 common shares in connection with the rights offering, proceeds of $0.3 million from stock compensation and employee stock purchase plans, partially offset by $3.7 million to acquire treasury stock, $1.3 million for cash dividend payments on Series B stock, a $1.2 million increase in restricted cash to support our collateral requirements for our capital lease agreements and $0.7 million of principal payments under our capital lease obligations. Net cash outflows of $6.9 million during fiscal year 2007 were primarily attributable to $3.6 million of cash used for the acquisition of treasury stock, $1.5 million of cash dividend payments on the Series B stock, a $2.2 million increase in the required deposit of cash security for the credit line, partially offset by proceeds of $0.4 million from the exercise of stock options and employee stock purchases. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with the Salary Replacement Program and other stock award vestings. Prior to February 1, 2007, the shares associated with these employee tax obligations were cancelled and not recorded as treasury stock. See Note Fifteen “Stock-Based Compensation” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

In order to conserve cash given the current macro-economic uncertainties, beginning January 1, 2009, we suspended the semi-annual cash dividend on our Series B stock (the amount of this semi-annual dividend is approximately $0.6 million). Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-

economic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as Series B conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company also expects to continue to acquire treasury stock between $0.2 million and $0.5 million during the first quarter of 2009 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $27.1 million as of December 27, 2008. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at December 27, 2008 is available to support letters of credit issued under our credit facility (as described below), to support collateral requirements for our capital lease agreements and to accommodate a credit requirement at the Bank associated with the purchase and transfer of foreign currencies and credit card payments.

We anticipate that our current unrestricted cash resources, together with capital lease financing and other internally-generated funds, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the suspension or cancellation of a large project, there is no assurance that we would have access to additional external capital resources on acceptable terms.

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of December 27, 2008. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $3.7 million related to letters of credit issued under the Facility to support our capital lease obligations and to cover the foreign currency and credit card payment requirements. As a result, $1.3 million remains available under the Facility at December 27, 2008. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal years 2008 or 2007. See Note Twelve “Line of Credit” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Accounts Receivable Customer Concentration

As of December 27, 2008, one client, Los Angeles Department of Water and Power, accounted for 15% of total gross accounts receivable. We collected 32% of that amount through March 5, 2009. Of the total December 27, 2008 gross accounts receivable, we collected 74% as of March 5, 2009. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of December 27, 2008 and December 29, 2007 were $3.9 million and $1.5 million, respectively. We entered into a capital lease agreement with a lease company to lease hardware and software in fiscal year 2007. The Company is currently required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. We expect capital lease obligations to increase between $1.0 million to $2.0 million for fiscal year 2009 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of December 27, 2008. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.5	$—	$3.5	$—	$—
Operating leases	3.2	1.3	0.9	0.6	0.4
Capital leases	3.9	1.7	2.2	—	—
Severance and related costs	0.8	0.3	0.2	0.2	0.1
Purchase obligations	7.2	7.2	—	—	—

Total	$18.6	$10.5	$6.8	$0.8	$0.5

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of this Form 10-K, no net contractual obligations related to FIN 48 adjustments exist as of December 27, 2008.

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. The terms of the Bank Facility requires us to deposit a like amount of cash into a restricted cash account at the Bank for the duration of the letter of credit commitment period. The amounts set forth in the chart above reflect the face amount of these letters of credit that expire in each period presented. To the extent these letters of credit expire without a claim being made, the cash deposited in the restricted cash account will be transferred back to an unrestricted cash account.

Leases

The amounts set forth in the chart above reflect future principal, interest and executory costs of the leases entered into by the Company for technology and office equipment as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 27, 2008 and December 29, 2007.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2008 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of December 27, 2008 and December 29, 2007.

Purchase Obligations

Purchase obligations include $4.5 million of commitments reflected as liabilities on our balance sheet as of December 27, 2008 as well as $2.7 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $4.4 million as of December 29, 2007.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option permitted under SFAS 159 and therefore, its adoption had no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008, and there was no material effect on its consolidated financial statements. The Company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. The Company adopted the provisions of SFAS 157-3 effective October 2008, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” and there was no impact on its consolidated financial statements. See Note Eighteen “Fair Value Measurements” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K for additional information related to the adoption of FAS 157 related to financial assets.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We provide solutions to clients in a number of countries including the United States, Australia, Canada, Germany, Ireland, and the United Kingdom. For the fiscal years ended December 27, 2008 and December 29, 2007, 6% of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes and we do not expect to in the future. We do not currently engage in hedging foreign currency risk and do not expect to in the future.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page
Financial Statements:
Report of Grant Thornton LLP Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets — as of December 27, 2008 and December 29, 2007	38

Consolidated Statements of Operations — for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	39

Consolidated Statements of Cash Flows — for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	40

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss — for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	41

Notes to Consolidated Financial Statements	43

Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts — for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

eLoyalty Corporation:

We have audited the accompanying consolidated balance sheets of eLoyalty Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 27, 2008 and December 29, 2007, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years ended December 27, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II- Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the three years ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 11, 2009

eLOYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 27, 2008	December 29, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$27,064	$21,412
Restricted cash	3,655	2,455
Receivables, net	10,005	11,322
Prepaid expenses	7,783	8,465
Other current assets	1,251	1,074

Total current assets	49,758	44,728
Equipment and leasehold improvements, net	6,424	7,391
Goodwill	2,643	2,643
Intangibles, net	611	828
Other long-term assets	4,787	4,461

Total assets	$64,223	$60,051

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$3,904	$2,997
Accrued compensation and related costs	4,994	5,555
Unearned revenue	11,525	11,772
Capital leases	1,311	471
Other current liabilities	3,336	3,312

Total current liabilities	25,070	24,107
Long-term unearned revenue	5,274	7,416
Capital leases	2,280	1,020
Other long-term liabilities	292	605

Total liabilities	32,916	33,148

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,619,537 and 3,745,070 shares issued and outstanding with a liquidation preference of $19,107 and $19,768 at December 27, 2008 and December 29, 2007, respectively	18,460	19,100
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,152,702 and 9,885,458 shares issued at December 27, 2008 and December 29, 2007; and 13,661,746 and 9,735,492 outstanding at December 27, 2008 and December 29, 2007, respectively	142	99
Additional paid-in capital	198,853	172,483
Accumulated deficit	(180,201)	(158,548)
Treasury stock, at cost, 490,956 and 149,966 shares at December 27, 2008 and December 29, 2007, respectively	(2,457)	(2,731)
Accumulated other comprehensive loss	(3,490)	(3,500)

Total stockholders’ equity	12,847	7,803

Total liabilities and stockholders’ equity	$64,223	$60,051

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended
	2008	2007	2006
Revenue:
Services	$77,796	$88,046	$71,980
Product	9,777	9,185	13,579

Revenue before reimbursed expenses (net revenue)	87,573	97,231	85,559
Reimbursed expenses	3,624	4,874	4,269

Total revenue	91,197	102,105	89,828
Operating Expenses:
Cost of services	51,613	58,496	58,604
Cost of product	7,945	6,993	10,183

Cost of revenue before reimbursed expenses	59,558	65,489	68,787
Reimbursed expenses	3,624	4,874	4,269

Total cost of revenue, exclusive of depreciation and amortization shown below	63,182	70,363	73,056
Selling, general and administrative	43,155	47,075	25,328
Severance and related costs	1,635	1,333	737
Depreciation	3,845	3,186	2,095
Amortization of intangibles	340	423	370

Total operating expenses	112,157	122,380	101,586

Operating loss	(20,960)	(20,275)	(11,758)
Interest and other income, net	70	1,484	681

Loss from continuing operations before income taxes	(20,890)	(18,791)	(11,077)
Income tax (provision) benefit	(15)	53	(71)

Loss from continuing operations	(20,905)	(18,738)	(11,148)
Loss on liquidation of subsidiary	(748)	—	—

Net loss	(21,653)	(18,738)	(11,148)
Dividends related to Series B stock	(1,296)	(1,405)	(1,464)

Net loss available to common stockholders	$(22,949)	$(20,143)	$(12,612)

Basic loss from continuing operations per common share	$(2.02)	$(2.23)	$(1.65)

Basic net loss per common share	$(2.21)	$(2.40)	$(1.86)

Diluted loss from continuing operations per common share	$(2.02)	$(2.23)	$(1.65)

Diluted net loss per common share	$(2.21)	$(2.40)	$(1.86)

Shares used to calculate basic net loss per share	10,365	8,399	6,769

Shares used to calculate diluted net loss per share	10,365	8,399	6,769

Stock-based compensation, primarily restricted stock is included in individual line items above:
Cost of services	$3,345	$1,004	$1,632
Selling, general and administrative	11,335	9,444	2,386
Severance and related costs	103	196	—

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(21,653)	$(18,738)	$(11,148)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,185	3,609	2,465
Stock-based compensation	14,680	10,448	4,018
Loss on liquidation of subsidiary	748	—	—
Provision for uncollectible amounts	18	168	—
Severance and related costs	293	—	—
Deferred income taxes	(2)	(129)	—
Changes in assets and liabilities:
Receivables	1,140	1,466	(1,977)
Prepaid expenses	1,305	(3,533)	(5,314)
Other assets	(523)	1,622	(771)
Accounts payable	919	(1,271)	2,266
Accrued compensation and related costs	(296)	2,057	(1,962)
Unearned revenue	(2,362)	6,233	8,306
Other liabilities	112	(550)	1,113

Net cash (used in) provided by operating activities	(1,436)	1,382	(3,004)

Cash Flows from Investing Activities:
Sale of short-term investments	—	—	4,000
Capital expenditures and other	(698)	(4,520)	(3,979)

Net cash (used in) provided by investing activities	(698)	(4,520)	21

Cash Flows from Financing Activities:
Proceeds from rights offering, net	14,845	24	17,754
Acquisition of treasury stock	(3,741)	(3,637)	—
(Increase) decrease in restricted cash	(1,200)	(2,172)	241
Payment of Series B stock dividends	(1,317)	(1,468)	(1,464)
Proceeds from stock compensation and employee stock purchase plans, net	343	422	67
Principal payments under capital lease obligations	(748)	(27)	—

Net cash provided by (used in) financing activities	8,182	(6,858)	16,598

Effect of exchange rate changes on cash and cash equivalents	(396)	(237)	179

Increase (decrease) in cash and cash equivalents	5,652	(10,233)	13,794
Cash and cash equivalents, beginning of period	21,412	31,645	17,851

Cash and cash equivalents, end of period	$27,064	$21,412	$31,645

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,429	$1,518	$—
Capital equipment purchased on credit	2,429	1,518	—
Change in net unrealized security gain	(343)	451	—
Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$1,192	$—
Interest paid	(536)	(97)	—

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	(Accumulated Deficit)	Treasury Stock	Accumulated Other Compre- hensive Loss	Unearned Compensation	Total Stock- holders’ Equity
	Shares	Amount
Balance, December 31, 2005	7,611,915	$76	$149,949	$(128,662)	$—	$(3,947)	$(5,941)	$11,475

Net loss				(11,148)				(11,148)
Foreign currency translation						221		221

Comprehensive loss								(10,927)
Reclassification of unearned compensation			(5,941)				5,941	—
Rights offering, net	1,001,342	10	17,744					17,754
Issuance of common stock for option awards exercised	11,963		67					67
Issuance of common stock related to employee stock programs	754,718	7	407					414
Amortization/forfeitures of unearned compensation	(302,743)	(2)	1,289					1,287
Series B conversions	1,599		8					8
Series B stock dividend			(1,464)					(1,464)

Balance, December 30, 2006	9,078,794	$91	$162,059	$(139,810)	$—	$(3,726)	$—	$18,614

Net loss				(18,738)				(18,738)
Foreign currency translation						(225)		(225)
Unrealized gain on marketable securities						451		451

Comprehensive loss								(18,512)
Rights offering, net			24					24
Issuance of common stock for option awards exercised	22,279		257					257
Issuance of common stock related to employee stock programs	639,998	6	2,947					2,953
Amortization/forfeitures of unearned compensation	(165,142)	(1)	7,708					7,707
Purchase of treasury shares					(3,637)			(3,637)
Issuance of treasury shares	(43,770)		(906)		906			—
Series B conversions	353,299	3	1,799					1,802
Series B stock dividend			(1,405)					(1,405)

Balance, December 29, 2007	9,885,458	$99	$172,483	$(158,548)	$(2,731)	$(3,500)	$—	$7,803

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	(Accumulated Deficit)	Treasury Stock	Accumulated Other Compre- hensive Loss	Unearned Compensation	Total Stock- holders’ Equity
	Shares	Amount
Balance, December 29, 2007	9,885,458	$99	$172,483	$(158,548)	$(2,731)	$(3,500)	$—	$7,803

Net loss				(21,653)				(21,653)
Foreign currency translation						353		353
Unrealized (loss) on marketable securities						(343)		(343)

Comprehensive loss								(21,643)
Proceeds from rights offering, net	2,645,395	26	14,819					14,845
Issuance of common stock related to employee stock programs	1,941,885	19	7,897					7,916
Amortization/forfeitures of unearned compensation	(296,600)	(2)	8,325					8,323
Purchase of treasury shares					(3,741)			(3,741)
Issuance of treasury shares	(148,969)	(1)	(4,014)		4,015			—
Series B conversions	125,533	1	639					640
Series B stock dividend			(1,296)					(1,296)

Balance, December 27, 2008	14,152,702	$142	$198,853	$(180,201)	$(2,457)	$(3,490)	$—	$12,847

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share data)

Note One — Description of Business

eLoyalty helps its clients achieve breakthrough results with revolutionary analytics and advanced technologies that drive continuous business improvement. With a long track record of delivering proven solutions for many of the Fortune 1000 Companies, the Company’s offerings include the Behavioral Analytics™ Service, Integrated Contact Solutions, and Consulting Services, aligned to enable focused business transformation.

The Company is focused on growing and developing its business through two primary Business Units, the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM. Through these Business Units, the Company generates three types of revenue: (1) Consulting services revenue, which is generally project-based and sold on a time and materials or fixed-fee basis; (2) Managed services revenue, which is recurring, annuity revenue from long-term (generally one to five year) contracts; and (3) Product revenue, which is generated through the resale of third-party software and hardware.

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End

The fiscal year-end dates presented are December 27, 2008, December 29, 2007, and December 30, 2006.

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

Reclassifications and Revisions

Beginning in fiscal year 2007, the Company classified certain expenses, which had been previously reported within Cost of services, as Selling, general, and administrative expense. The three changes are:

•

Solution Development/Support: Costs associated with our Behavioral Analytics™ System development teams and other Managed services administrative and support personnel will be classified as Selling, general, and administrative expense. When these resources are working specifically on client revenue generating activities, their direct costs will be classified as Cost of services.

•

Account Management: Costs associated with our vertical industry teams, made up of industry experts, account partners, and project managers, will be classified as Selling, general, and administrative expense. When these resources are working specifically on client-revenue-generating activities, their direct costs will be classified as Cost of services.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Delivery Executive/Support: Costs associated with overall delivery executive management and administrative support personnel will be classified as Selling, general and administrative expense.

In prior years, the employees who worked on Managed services engagements and account management functions performed a variety of tasks all of which were classified as cost of services. Beginning in 2007, many of these employees became more focused on selling and general administrative tasks, which is why we now classify non-client-revenue-generating activities as Selling, general, and administrative expenses. We feel this revised classification provides a clearer understanding of the key profit/loss drivers and investments in our business. These changes in classification are the result of the ongoing evolution of our business model from Consulting to Managed services and the investments we are making to build market share and generate competitive advantages with our Behavioral Analytics™ Service Line. The changes will only be reported prospectively as the Company cannot accurately estimate prior periods under the new approach.

As a result of these changes, for the fiscal year ended 2007 Cost of services decreased and Selling, general and administrative expense increased by $18.3 million, including $4.7 million of stock-based compensation.

Revenue Recognition

Behavioral Analytics™ Service Business Unit

Behavioral Analytics™ Service Line

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to perform Behavioral Analytics™ Service assessments. These assessments are generally performed for our clients on a fixed fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract.

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of December 27, 2008 and December 29, 2007, deferred revenue totaled $6.4 million and $5.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of December 27, 2008 and December 29, 2007, the Company had deferred costs totaling $4.9 million and $3.5 million, respectively.

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the system and/or hours of calls analyzed during the specific month. This revenue is recognized as the service is performed for the client.

Marketing Managed Services

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment. Revenue related to hosting services is generally in the form of a fixed monthly fee received from our clients and is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to email fulfillment services is recognized as the services are provided to the client based on the number of emails distributed for the client.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Integrated Contact Solution/CRM Business Unit

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring, or integrating of an IP network solution within our clients’ contact center environment. These services are provided to the client on a time-and-materials or fixed fee basis. For the integration of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of fees generated from our contact center support and monitoring services. Support and monitoring fees are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time and materials basis are recognized as the services are performed for the client.

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

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services, and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post contract support (“PCS”) or other deliverables with similar attribution periods, the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.4 million and $1.5 million has been deferred as of December 27, 2008 and December 29, 2007, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM Service Line

Consulting services revenue included in the Company’s traditional Customer Relationship Management (“CRM”) Service Line consists of fees generated from our operational consulting and integrating or from building a system for our clients. These services are provided to our clients on a time-and-materials or fixed fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. For all other consulting services, we recognize revenue as the services are performed for the client.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Managed services revenue included in the traditional CRM Service Line consists of fees generated from our remote application support. Contracts for remote application support can be based on a fixed fee or time and materials basis. Revenue is recognized ratably over the contract period for fixed fee support. Revenue is recognized as the services are provided to the client for time and material contracts.

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

Cost of Revenue before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of services primarily consists of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general, and administrative personnel working on direct, revenue generation activities and third-party pass through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, solution development/support, marketing and administrative personnel, as well as facilities cost, a provision for uncollectible amounts and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services. Prior to 2007, all costs related to account management and solution development/support and delivery executive/support personnel were included in Cost of services.

Loss Per Common Share

The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per common share has been computed by dividing the net loss available to common stockholders for each period presented by the weighted average shares outstanding. Diluted loss per common share has been computed by dividing the net loss available to common stockholders by the weighted average shares outstanding plus the dilutive effect of common stock equivalents, which consist of convertible preferred stock, restricted stock awards and options, using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to Series B convertible preferred stock (“Series B stock”), unvested restricted stock, unissued installment stock awards and stock options, was not included in the diluted loss per share calculation as it was antidilutive.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 27, 2008 and December 29, 2007. SFAS No. 157 clarifies that fair value is an exit price and also establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier (Level 1) uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and receivables. Cash and cash equivalents and restricted cash are deposited with high credit quality financial institutions. The Company’s receivables are derived from revenue earned from clients located primarily in the U.S. and are denominated in U.S. dollars. For the fiscal years ended 2008, 2007, and 2006, one client, United HealthCare Services, Inc., accounted for 17%, 24% and 20% of total revenue, respectively, in such years. At December 27, 2008, Los Angeles Department of Water and Power accounted for 15% of total net receivables. At December 29, 2007, United HealthCare Services, Inc., accounted for 27% of total net receivables.

Equipment and Leasehold Improvements

Computers, software, furniture, and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. The useful life for computers and software is three years. For enterprise software applications where a longer useful life is deemed appropriate, five years is used. For furniture and equipment, a useful life of five years is used. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is periodically reviewed to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases certain equipment using both capital leases and operating leases as prescribed under SFAS No. 13 “Accounting for Leases.” Assets leased under capital leases are recorded at the present value of future lease payments and depreciated on a straight line basis over three years. Prior to 2007, there were no assets acquired through capital leases.

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

There has been no impairment identified as a result of the annual review of goodwill as of December 27, 2008 and December 29, 2007. The carrying value of goodwill was $2.6 million as of December 27, 2008 and December 29, 2007.

Intangible Assets

Intangible assets reflect Marketing Managed Services customer relationships acquired in 2004, the 2003 purchase of a license for certain intellectual property and costs related to patent and trademark applications. These assets are amortized over 12 months to 120 months. The original cost of intangible assets as of December 27, 2008 and December 29, 2007 was $2.7 million and $2.5 million, respectively. Accumulated amortization of intangible assets as of December 27, 2008 and December 29, 2007 were $2.1 million and $1.7 million, respectively. Amortization expense of intangible assets will be $0.2 million for fiscal year 2009 and rounds to zero thereafter.

Other Long-Term Assets

Other long-term assets primarily consist of deferred costs related to our Behavioral Analytics™ Service-related Managed services and third-party support costs related to our Integrated Contact Solutions Managed services. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months.

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

In July 2006, the FASB issued FIN 48. The Company adopted the provisions of FIN 48 on December 31, 2006. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Stockholders’ Equity

Stockholders’ equity includes common stock issued, additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss. The 3.6 million shares of Series B stock are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as the preferred stockholders have the ability to initiate a redemption upon the occurrence of certain events that are considered outside the Company’s control.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income (loss). Income and expense items are translated at average exchange rates prevailing during the period. Net gains were $0.1 million and $0.2 million for fiscal years 2008 and 2007, respectively. These foreign currency transactions from subsidiaries are included in interest and other income within the consolidated statements of operations.

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

New Accounting Standards

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option permitted under SFAS 159 and therefore, its adoption had no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008 the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. The Company adopted the provisions of SFAS 157-3 effective October 2008, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” and there was no impact on its consolidated financial statements. See Note Eighteen for additional information related to the adoption of FAS 157 related to financial assets.

Note Three — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements, and certain office assets.

During fiscal years 2008, 2007, and 2006, the Company recognized pre-tax charges (including adjustments) of $1.6 million, $1.3 million and $0.7 million, respectively. The $1.6 million of expense recorded in fiscal year 2008 is primarily due to $1.1 million of restructuring actions taken in 2008 for the elimination of 30 positions and $0.5 million for the reduction of leased office space. The $1.3 million of expense recorded during 2007 is related to employee severance and related costs for the elimination of 41 positions. The $0.7 million of expense recorded during 2006 is primarily related to $0.8 million of employee severance and related costs for the elimination of 12 positions in the North American and International operations, offset by a favorable adjustment of $0.1 million related to previously estimated severance and facility cost accruals.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2008, 2007, and 2006, the Company made cash payments of $1.9 million, $0.8 million, and $1.1 million related to cost-reduction actions. The 2008 cash payments primarily related to severance and related costs and expenses related to reduced leased office space. Included in the 2007 payments were costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001. The Company expects substantially all remaining severance payments to be paid out by the second quarter of 2009 pursuant to agreements entered into with affected employees.

The severance and related costs and their utilization for the fiscal years ended 2006, 2007, and 2008 are as follows:

	Employee Severance	Facilities	Total
Balance, December 31, 2005	$—	$0.7	$0.7

Charges	0.8	—	0.8
Adjustments	—	(0.1)	(0.1)

Charged to severance and related costs	0.8	(0.1)	0.7
Payments	(0.8)	(0.3)	(1.1)

Balance, December 30, 2006	—	0.3	0.3

Charges	1.3	—	1.3
Adjustments	—	—	—

Charged to severance and related costs	1.3	—	1.3
Payments	(0.5)	(0.3)	(0.8)

Balance, December 29, 2007	0.8	—	0.8

Charges	1.0	0.5	1.5
Adjustments	0.1	—	0.1

Charged to severance and related costs	1.1	0.5	1.6
Payments	(1.8)	(0.1)	(1.9)

Balance, December 27, 2008	$0.1	$0.4	$0.5

Of the $0.5 million that remained reserved as of December 27, 2008, $0.1 million related to severance payments and is recorded in “Accrued compensation and related costs,” $0.2 million is recorded in “Other current liabilities,” and the remaining balance of $0.2 million is in “Other long-term liabilities.” Of the balance in “Other current liabilities,” and “Other long-term liabilities,” $0.4 million relates to facility lease payments, net of estimated sublease recoveries, and lease payments will be paid pursuant to contractual lease terms through February 2015. As of December 29, 2007, severance payments were $0.5 million and were recorded in “Accrued compensation and related costs.”

Note Four — Receivables, Net

Receivables consist of the following:

	As of
	December 27, 2008	December 29, 2007
Amounts billed to clients	$8.3	$9.6
Unbilled revenue	1.8	1.8

	10.1	11.4
Allowances for doubtful accounts	(0.1)	(0.1)

Receivables, net	$10.0	$11.3

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 27, 2008 and December 29, 2007 consists of amounts due from clients and is anticipated to be collected within normal terms. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

One client, Los Angeles Department of Water and Power, accounted for 15% of total gross accounts receivable as of December 27, 2008. We have collected 32% of that amount through March 5, 2009. One client, United HealthCare Services, Inc., accounted for 27% of total gross accounts receivable as of December 29, 2007.

Note Five — Current Prepaid Expenses

Current prepaid expenses were $7.8 million and $8.5 million as of December 27, 2008 and December 29, 2007, respectively. The decrease is primarily related to amortization of prepaid third-party support costs related to increased revenue in our Integrated Contact Solutions. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
	December 27, 2008	December 29, 2007
Integrated Contact Solutions prepaid third-party support costs	$3.7	$4.5
Behavioral Analytics™ Service deferred costs	2.6	2.3
Other	1.5	1.7

Total	$7.8	$8.5

Note Six — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 27, 2008	December 29, 2007
Computers and software	$33.4	$30.7
Furniture and equipment	1.5	2.1
Leasehold improvements	1.3	2.1

Equipment and leasehold improvements, gross	36.2	34.9
Accumulated depreciation and amortization	(29.8)	(27.5)

Equipment and leasehold improvements, net	$6.4	$7.4

Depreciation expense was $3.8 million, $3.2 million, and $2.1 million for the fiscal years ended 2008, 2007, and 2006, respectively. Assets acquired under capital leases were $2.4 million in fiscal year 2008 and $1.5 million in fiscal year 2007. Prior to 2007, there were no fixed assets acquired under capital leases. Depreciation on capital lease assets was $0.8 million and $0.1 million in 2008 and 2007, respectively.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryforward, which is offset with a reduction to the valuation allowance with no net change to retained earnings. The Company had unrecognized tax benefits of $12.8 million as of December 31, 2006, the date of adoption.

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

Balance at December 31, 2006	$12.8
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions as a result of lapse of statute	—
Settlements	—

Balance at December 30, 2007	$12.8

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions as a result of lapse of statute	—
Settlements	—

Balance at December 27, 2008	$12.8

Due to the Company’s worldwide net operating loss carryforward position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s worldwide net operating loss carryforward position, accrued interest, and penalties associated with uncertain tax positions as of December 27, 2008 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

The Company is not currently under audit by the Internal Revenue Service (“IRS”). The statutes of limitation for the Company’s income tax returns after 2001 remain open for examination by the IRS. In addition, the net operating loss carryforward can be examined for a period of three years after filing the tax return for the year the loss is used. The Company has not been contacted by the IRS for examination for any of these years.

Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company and its subsidiaries may have various state and foreign income tax returns for immaterial jurisdictions in the process of examination throughout the reporting period.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Loss) before income taxes consisted of the following:

	For the Fiscal Years Ended
	2008	2007	2006
United States	$(21.1)	$(19.4)	$(12.5)
Foreign	(0.6)	0.6	1.4

Total	$(21.7)	$(18.8)	$(11.1)

The income tax (provision) benefit consists of the following:
	For the Fiscal Years Ended
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	(0.1)	—
Foreign	—	0.1	—

Total current	—	—	—

Deferred:
Federal	—	(0.1)	(0.1)
State	—	0.2	—
Foreign	—	—	—

Total deferred	—	0.1	(0.1)

Income tax (provision) benefit	$—	$0.1	$(0.1)

Total income tax (provision) benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:
	For the Fiscal Years Ended
	2008	2007	2006
Federal tax benefit, at statutory rate	$7.6	$6.5	$3.9
State tax benefit, net of federal benefit	—	0.1	—
Foreign tax rate differences	—	—	—
Nondeductible expenses	(0.6)	(0.7)	(0.6)
Change in tax rates	—	(0.5)	—
Adjustment to net operating losses	—	(1.1)	—
Other	(0.3)	0.1	(0.2)
Valuation allowance	(6.7)	(4.3)	(3.2)

Income tax (provision) benefit	$—	$0.1	$(0.1)

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities were comprised of the following:

	As of
	December 27, 2008	December 29, 2007
Deferred tax assets:
Net operating loss carryforwards	$54.1	$47.5
Receivable allowances	—	0.1
Other accruals	3.7	1.9
Depreciation and amortization, including goodwill	2.3	2.5
Non-deductible reserves	0.1	0.2
Tax credit carryforward	0.5	0.4
Valuation allowance	(56.8)	(48.8)

Total deferred tax assets	3.9	3.8

Deferred tax liabilities:
Prepaid expenses	(3.9)	(3.8)

Total deferred tax liabilities	(3.9)	(3.8)

Net deferred tax asset (liability)	$—	$—

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregate to an immaterial amount at December 27, 2008 and December 29, 2007.

During fiscal year 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This is in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 27, 2008, net deferred tax assets of $56.8 million without regard to deferred tax liabilities related to indefinite lived intangibles were fully offset by a valuation allowance. The Company’s U.S. Federal net operating losses (“NOLs”) of $181.5 million and U.S. State NOLs of $98.4 million expire beginning in 2022 and 2009, respectively. The Company’s non-U.S. NOLs of $9.3 million are subject to various expiration dates beginning in 2009. The Company also carries $0.6 million in Research and Development credit carryforwards that expire beginning in 2021.

The Company’s ability to utilize its NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of the Company’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. The Company has not performed an extensive analysis of the potential impact of Section 382 and the related changes in ownership. If a change in ownership is deemed to have occurred during the past three years, then it may be possible that the Company’s NOL carryforward could be subject to limitation under Section 382 for tax return purposes. However, since its NOL carryforward is fully reserved with a valuation allowance, there would be no impact for financial statement purposes from a Section 382 limitation.

The Company was spun off from TSC into a separate, publicly-traded company on February 15, 2000. Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and the Company, TSC will generally be liable to the Company for any income tax benefits realized by TSC related to the exercise of the Company stock options by TSC employees. With respect to the realizability of these tax benefits, if any, the Company is dependent on TSC’s ability to realize the benefits, and accordingly, the Company does not recognize these benefits until realized by TSC.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eight — Other Long-Term Assets

Other Long-term assets were $4.8 million and $4.5 million as of December 27, 2008 and December 29, 2007. Other long-term assets primarily consist of deferred costs related to the Behavioral Analytics™ Service and third-party support costs related to our Integrated Contact Solutions Managed services. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other Long-term assets consisted of the following:

	As of
	December 27, 2008	December 29, 2007
Behavioral Analytics™ deferred costs	$3.6	$2.0
Integrated Contact Solutions prepaid 3rd party support costs	1.0	1.9
Other	0.2	0.6

Total	$4.8	$4.5

Note Nine — Current Unearned Revenue

Current unearned revenue was $11.5 million and $11.8 million as of December 27, 2008 and December 29, 2007. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
	December 27, 2008	December 29, 2007
Integrated Contact Solutions Managed Services	$7.5	$8.5
Behavioral Analytics™ Service – Managed Services	3.6	2.2
Other	0.4	1.1

Total	$11.5	$11.8

Note Ten — Other Current Liabilities

Other current liabilities consisted of the following:

	As of
	December 27, 2008	December 29, 2007
Series B stock dividend payable	$0.6	$0.7
Income and other taxes	0.4	0.5
Other	2.3	2.1

Total	$3.3	$3.3

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eleven — Long-Term Unearned Revenue

Long-term unearned revenue was $5.3 million and $7.4 million as of December 27, 2008 and December 29, 2007. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
	December 27, 2008	December 29, 2007
Integrated Contact Solutions Managed Services	$1.6	$3.7
Behavioral Analytics™ Service – Managed Services	3.7	3.2
Other	—	0.5

Total	$5.3	$7.4

Note Twelve — Line of Credit

The Company maintains a Loan Agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of December 27, 2008. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit, and letter of credit obligations under the Facility, plus a de minimis reserve to accommodate a Bank credit requirement associated with the purchase and transfer of foreign currencies and credit card payments. Available credit under the Facility has been reduced by $3.7 million related to letters of credit issued under the Facility to support our capital lease obligations and to cover the foreign currency and credit card payment requirements. As a result, $1.3 million remains available under the Facility at December 27, 2008. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal years 2008 or 2007.

Note Thirteen — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 20% of their eligible compensation and up to 100% of their bonus compensation, subject to Internal Revenue Service statutory limits. In order to conserve cash given the current macro-economic uncertainties, effective October 1, 2008, eLoyalty suspended future employer matching contributions for both U.S. and non-U.S. plans. For fiscal years ended 2007 and 2006, and three quarters of fiscal year 2008, a non-discretionary matching contribution was made at the rate of 50% of the amount that a Plan participant contributed to the Plan during the year, up to 6% of the participants’ qualifying compensation with a maximum match of 3% of eligible earnings. For fiscal year 2008, a partial year employer match contribution of $0.7 million was made. The Company recognized expenses related to the 401(k) Plan of $1.0 million and $0.8 million for fiscal years ended 2007 and 2006, respectively. In addition, the Company funds non-U.S. contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for non-U.S. plans for the periods presented.

Note Fourteen — Redeemable Convertible Preferred Stock and Capital Stock

The Company’s authorized capital stock consists of (i) 50,000,000 shares of common stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share. The Company has designated 5,000,000 shares of its preferred stock as its redeemable 7% Series B Convertible Preferred Stock, of which 3,619,537 and 3,745,070 shares are issued and outstanding as of December 27, 2008 and December 29, 2007, respectively.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 12, 2008, eLoyalty completed a Rights Offering which raised $14.8 million, net of expenses. Under terms of the Rights Offering, persons who owned shares of the Company’s common stock or Series B stock as of the close of business on August 13, 2008 (the record date for the Rights Offering) received the right to purchase 0.19756 shares of the Company’s common stock. These subscription rights expired on September 12, 2008. Pursuant to the terms of the Rights Offering, the Company issued 2,645,395 shares of the Company common stock at $5.67 per share.

In December 2006, the Company completed an $18.0 million Rights Offering. Under terms of the Rights Offering, persons who owned shares of the Company’s common stock or Series B stock as of the close of business on November 20, 2006 (the record date for the Rights Offering) received the right to purchase 0.0910 shares of the Company’s common stock. These subscription rights expired on December 15, 2006. Pursuant to the terms of the Rights Offering, the Company issued 1,001,342 shares of the Company common stock at $17.97 per share.

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

Under the terms of the Rights Plan, each share of the Company’s common stock has associated with it ten rights (“Rights”). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock, without par value, at an exercise price of $160 (subject to adjustment). The Rights become exercisable under certain circumstances: 10 days after the first public announcement that any person (an “acquiring person”) has acquired 15% or more of the Company’s common stock or the announcement that any person has commenced a tender offer for 15% or more of the Company’s common stock. On September 24, 2001, the Company amended the Rights Plan in connection with the private placement described above. The amendment provides, among other things, that (i) Technology Crossover Ventures and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 35% of the Company’s outstanding common stock (determined after giving effect to the conversion of the new Series B stock), and (ii) Sutter Hill and certain related parties shall not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 20% of the Company’s outstanding common stock (determined after giving effect to the conversion of the Series B stock). On December 27, 2007, the Company amended the Rights Plan to provide that Tench Coxe and various related entities affiliated with Sutter Hill Ventures will not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 25% of the Company’s outstanding common stock (determined after giving effect to the conversion of the held Series B stock). On September 19, 2008, the Company entered into the third amendment with Mellon Investor Services LLC. The third amendment provides that Tench Coxe and various related entities affiliated with Sutter Hill Ventures will not become an “acquiring person” for purposes of the Rights Plan so long as they do not own more than 30% of the Company’s outstanding common stock, including shares of the Company’s Series B stock.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In general, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right at any time until 10 days after any person has acquired 15% or more of the Company’s common stock. The Rights will expire on March 17, 2010, unless earlier redeemed by the Company or exchanged for other shares of the Company’s common stock.

Under specified conditions, each Right will entitle the holder to purchase the Company’s common stock (or if the Company is acquired in a merger or other business combination, common stock of the acquirer) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by the Company’s Board of Directors.

Note Fifteen — Stock-Based Compensation

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights, and performance shares may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of the Company common stock for issuance. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the eLoyalty Corporation 1999 Stock Incentive Plan to increase the number of shares available for issuance under the Plan by 1,500,000. As of December 27, 2008, there were a total of 745,973 shares available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Stock compensation expense was $14.8 million, $10.6 million and $4.0 million for fiscal years ended 2008, 2007, and 2006, respectively. The Company recognizes stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment”. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 and $4.1 million for fiscal years ended December 27, 2008 and December 29, 2007, respectively.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted and installment stock award activity was as follows for the years ended December 30, 2006, December 29, 2007, and December 27, 2008:

	Shares	Weighted Average Price
Nonvested balance at December 31, 2005	1,179,957	$5.35

Granted	761,100	$14.14
Vested	(525,221)	$6.64
Forfeited	(152,729)	$9.19

Nonvested balance at December 30, 2006	1,263,107	$9.69

Granted	433,024	$20.18
Vested	(533,258)	$11.45
Forfeited	(170,370)	$12.99

Nonvested balance at December 29, 2007	992,503	$12.80

Granted	1,082,536	$8.96
Vested	(826,439)	$8.99
Forfeited	(344,456)	$12.89

Nonvested balance at December 27, 2008	904,144	$11.63

	For the Fiscal Year Ended
	2008	2007	2006
Total fair value of restricted and installment stock awards vested	$5.9	$10.2	$8.0

As of December 27, 2008, there remains $7.4 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 2.4 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of the Company common stock on the date of grant, and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin in equal monthly or quarterly increments over the vesting period. The Company recognized compensation expense related to option awards of $1.0 million, $0.9 million, and $0.2 million, respectively, for the fiscal years ended 2008, 2007, and 2006, respectively.

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

During fiscal year 2008, a total of 220,000 options were granted. On February 19, 2008, 195,000 options were granted to five of the Company’s management members, vesting 25% after a one year period with the balance of the shares vesting in 12 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $10.54, the closing price of a share of eLoyalty common stock on February 19, 2008. Then on May 16, 2008, a total of 25,000 options were granted to non-employee directors. Each of the five non-employee directors received 5,000 options which will vest ratably 25% on February 28, 2009, and the balance will vest quarterly over the following three years, with a maximum term of 10 years. The exercise price per share was $6.60, the closing price of a share of eLoyalty common stock on May 16, 2008.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2007, a total of 270,000 options were granted. On February 20, 2007, 200,000 options, vesting in 16 equal quarterly installments were granted to four of the Company’s officers, with a maximum term of 10 years. The exercise price per share was $21.95, the closing price of a share of eLoyalty common stock on February 20, 2007. During the remainder of fiscal year 2007, 70,000 options were granted to non-employee directors. On May 17, 2007, the newly appointed non-employee director was granted a non-qualified stock option to purchase 5,000 options of eLoyalty common stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $23.35, the closing price of a share of eLoyalty common stock on May 17, 2007. Then each of the four non-employee directors received 5,000 options, vesting ratably over 12 months, with a maximum term of 10 years. The exercise price per share was $23.38, the closing price of a share of eLoyalty common stock on May 18, 2007. Lastly on November 15, 2007, a non-employee director was granted a non-qualified stock option to purchase 45,000 options of the Company common stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $13.30, the closing price of a share of the Company common stock on November 15, 2007.

Option activity was as follows for the fiscal years ended 2006, 2007, and 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 31, 2005	552,365	$26.78	6.1

Exercisable as of December 31, 2005	477,782	$30.36

Granted	4,800	$13.50		$8.92
Exercised	(11,963)	$14.26
Forfeited	(31,333)	$66.01

Outstanding as of December 30, 2006	513,869	$24.75	5.4

Exercisable as of December 30, 2006	470,635	$26.63

Outstanding intrinsic value at December 30, 2006	$3.3

Exercisable intrinsic value at December 30, 2006	$2.7

Granted	270,000	$20.64		$10.96
Exercised	(22,279)	$11.56
Forfeited	(17,427)	$76.31

Outstanding as of December 29, 2007	744,163	$22.45	6.2

Exercisable as of December 29, 2007	534,788	$23.33

Outstanding intrinsic value at December 29, 2007	$1.8

Exercisable intrinsic value at December 29, 2007	$1.8

Granted	220,000	$10.09		$5.67
Exercised	—	$—
Forfeited	(29,761)	$88.16

Outstanding as of December 27, 2008	934,402	$17.45	6.1

Exercisable as of December 27, 2008	587,527	$19.52

Outstanding intrinsic value at December 27, 2008	$—

Exercisable intrinsic value at December 27, 2008	$—

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Years Ended
	2008	2007	2006
Total fair value of stock options vested	$0.8	$0.9	$0.2
Intrinsic value of stock options exercised	—	0.1	0.1
Proceeds received from option exercises	—	0.3	0.1

As of December 27, 2008, there remains $2.3 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The fair value for options granted during fiscal years 2008, 2007, and 2006, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

	For the Fiscal Years Ended
	2008	2007	2006
Risk-free interest rates	2.6%	4.5%	5.0%
Expected dividend yield	—	—	—
Expected volatility	59%	57%	78%
Expected lives	6.0 years	5.0 years	5.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

On January 8, 2009, eLoyalty Corporation approved the termination of the Salary Replacement Program. Effective February 1, 2009, the Company’s executive officers and other affected employees receive their full salaries in cash. The Company will no longer reduce cash salaries for periodic grants of unrestricted eLoyalty common stock.

The Company had implemented a Salary Replacement Program that began in November 2006. Under the initial program, executives and Vice Presidents exchanged a percentage of their salary for grants of shares of the Company’s common stock. The program began December 1, 2006 and had been authorized by the Board of Directors through December 31, 2007. In October 2007, the Board of Directors approved a modification and extended the plan through December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who are based in North America. The salary reduction percentages ranged from 10% to 30% dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals, and Directors. The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. In February 2008, the Board of Directors modified the plan to further reduce cash salaries at the executive and Vice President level by 7.5% of gross salary in exchange for an additional 12.5% of salary in the form of additional shares. The salary reduction percentages ranged from 10% to 37.5% depending on salary levels of the affected executives, Vice Presidents, Senior Principals and Directors. Subject to quarterly Compensation Committee approval, the Company would issue common stock at fair market value commensurate with the terms of the program. Under the Salary Replacement Program a total of 736,481 and 131,143 shares were granted during fiscal years 2008 and 2007, respectively.

Other Stock Compensation

During fiscal year 2008, the Company granted 394,200 shares to pay director fees, commissions, and bonuses with stock. Beginning in 2009, the Company expects to pay director fees, commissions, and bonuses in cash.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

During the first half of fiscal year 2007, eLoyalty’s Board of Directors and stockholders approved the proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. The Company reinstated the Plan in the second half of fiscal year 2007. The Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of eLoyalty common stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter, a total of 55,730 shares and 14,446 shares were issued during fiscal years 2008 and 2007, respectively. The first purchase period opened July 1, 2007. We recorded $0.1 million of expense for this program during fiscal years 2008 and 2007.

Note Sixteen — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per common share:

	For the Fiscal Years Ended
	2008	2007	2006
Net loss	$(21.6)	$(18.7)	$(11.1)
Series B stock dividends	(1.3)	(1.4)	(1.5)

Net loss available to common stockholders	$(22.9)	$(20.1)	$(12.6)

Per common share
Basic loss before Series B stock dividends	$(2.09)	$(2.23)	$(1.65)

Basic net loss	$(2.21)	$(2.40)	$(1.86)

	For the Fiscal Years Ended
	2008	2007	2006
Weighted average shares outstanding (basic and diluted) (in thousands)	10,365	8,399	6,769

Currently anti-dilutive common stock equivalents(1) (in thousands)	3,643	4,503	4,927

(1)

In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the Series B stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note Seventeen — Segments

Beginning in 2008, the Company operates in two business segments, the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM, based on the criteria of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosure about Segments of an Enterprise and Related Information”. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral Analytics™ Service business segment focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral Analytics™ Service is primarily a managed hosted solution and is delivered as a subscription service. Revenue from Behavioral Analytics™ Service assessments, deployments, and subscription services as well as marketing application hosting and email fulfillment services, are included in this business segment.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Integrated Contact Solutions/CRM business segment focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. Revenue from Consulting services, Managed services, Product resale, traditional CRM, and remote application support services are included in this business segment.

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

The following table presents summarized information by business segment along with a reconciliation to operating income (loss):

	Year to Date Segment Reporting at December 27, 2008
	Behavioral Analytics™ Service	Integrated Contact Solutions/ CRM	Corporate	Total
Revenue
Services	$18.0	$59.8	$—	$77.8
Product	—	9.8	—	9.8

Net revenue	18.0	69.6	—	87.6
Reimbursed expenses	0.4	3.2	—	3.6

Total revenue	18.4	72.8	—	91.2
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(4.7)	15.3	(11.1)	(0.5)
Stock-based compensation	6.1	6.3	2.3	14.7
Severance and related costs	—	—	1.6	1.6
Depreciation and amortization	—	—	4.2	4.2

Operating (loss)/income	(10.8)	9.0	(19.2)	(21.0)
Interest and other income, net	—	—	0.1	0.1
Income taxes	—	—	—	—
Loss on liquidation of subsidiary	—	—	(0.7)	(0.7)

Net (loss)/income	$(10.8)	$9.0	$(19.8)	$(21.6)

Capital investments	$2.3	$0.3	$0.4	$3.0

Note Eighteen – Fair Value Measurements

As discussed in Note Two, effective January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Although the adoption of SFAS No. 157 had no material effect on its consolidated financial statements, the Company is now required to provide additional disclosure as part of its

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. In accordance with FSP FAS 157-2, the Company deferred adoption of SFAS No. 157 as it relates to non-financial assets and liabilities measured at fair value on a non-recurring basis. The Company adopted the provisions of SFAS 157-3 effective October 2008, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” and there was no impact on its consolidated financial statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 27, 2008:

	Fair Value Measurements at December 27, 2008 Using
	Total carrying value at Dec. 27, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.1	$0.1	$—	$—

As of December 27, 2008 and December 29, 2007, $0.1 million and $0.5 million of investments which represented the market value of equity securities in an unrelated publicly traded company. These marketable securities are classified as available for sale and are included in Other Current Assets on the Company’s balance sheet. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized.

Note Nineteen — Leases

Capital Leases

The Company acquired $2.4 million and $1.5 million of computer equipment and leasehold improvements using capital leases in 2008 and 2007, respectively. These assets were related to investments in our Behavioral AnalyticsTM Service Line. The Company is currently required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There was $0.8 million and $0.1 million of depreciation on capital leases in 2008 and 2007, respectively. All capital leases are for a term of 3 years. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease obligations to increase between $1.0 million to $2.0 million for fiscal year 2009 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 27, 2008:

Year	Amount
2009	$1.7
2010	1.6
2011	0.6
Thereafter	0.0

Total minimum lease payments	$3.9
Less: estimated executory costs	(0.4)

Net minimum lease payments	$3.5
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$3.2

Operating Leases

The Company leases various office facilities under leases expiring at various dates through February 28, 2015. Additionally, the Company leases various property and office equipment under operating leases, generally under 3 year terms, expiring at various dates. Rental expense for all operating leases approximated $1.9 million, $1.6 million, and $1.4 million for fiscal years ended 2008, 2007, and 2006, respectively. These amounts exclude rental payments related to office space reductions, which were $0.1 million, $0.3 million and $0.3 million in fiscal years 2008, 2007, and 2006, respectively.

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount
2009	$1.3
2010	0.6
2011	0.3
2012	0.3
2013	0.3
Thereafter	0.4

Total minimum payments required	$3.2

Note Twenty — Litigation and Other Contingencies

The Company, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations, or cash flows.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution procedures specified in the particular agreement. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 27, 2008.

Note Twenty-One — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2008
	1st		2nd		3rd		4th		Year
Total revenue	$23.9		$22.1		$20.1		$25.1		$91.2
Gross margin	$8.4		$5.3		$6.4		$7.9		$28.0
Operating loss	$(4.2	)(1)	$(7.3	)(1)	$(5.9	)(1)	$(3.6	)(1)	$(21.0	)(1)
Loss from continuing operations	$(4.1	)(1)	$(7.3	)(1)	$(6.1	)(1)	$(3.4	)(1)	$(20.9	)(1)
Loss on liquidation of subsidiary	$—		$—		$—		$(0.7)		$(0.7)
Net loss	$(4.1	)(1)	$(7.3	)(1)	$(6.1	)(1)	$(4.1	)(1)	$(21.6	)(1)
Net loss available to common stockholders	$(4.5	)(1)	$(7.6	)(1)	$(6.4	)(1)	$(4.4	)(1)	$(22.9	)(1)
Basic loss from continuing operations per share	$(0.46)		$(0.77)		$(0.60)		$(0.27)		$(2.02)
Basic net loss per share	$(0.49)		$(0.80)		$(0.63)		$(0.35)		$(2.21)
Diluted loss from continuing operations per share	$(0.46)		$(0.77)		$(0.60)		$(0.27)		$(2.02)
Diluted net loss per share	$(0.49)		$(0.80)		$(0.63)		$(0.35)		$(2.21)
Shares used to calculate basic and diluted net loss per share (in millions)	9.06		9.45		10.17		12.77		10.37

	For the Fiscal Year Ended 2007
	1st		2nd		3rd		4th		Year
Total revenue	$27.9		$26.0		$26.6		$21.6		$102.1
Gross margin	$8.3	(2)	$8.5	(2)	$8.3	(2)	$6.6	(2)	$31.7	(2)
Operating loss	$(4.9)		$(4.5)		$(4.6)		$(6.3	)(3)	$(20.3	)(3)
Net loss	$(4.6)		$(3.9)		$(4.3)		$(5.9	)(3)	$(18.7	)(3)
Net loss available to common stockholders	$(4.9)		$(4.3)		$(4.7)		$(6.2	)(3)	$(20.1	)(3)
Basic net loss per share	$(0.61)		$(0.52)		$(0.55)		$(0.71)		$(2.40)
Diluted net loss per share	$(0.61)		$(0.52)		$(0.55)		$(0.71)		$(2.40)
Shares used to calculate basic and diluted net loss per share (in millions)	8.04		8.20		8.58		8.78		8.40

(1)

Includes $0.2 million, $0.3 million, $0.7 million, $0.5 million and $1.6 million related to severance and related costs for the first, second, third and fourth quarters of fiscal year 2008 and fiscal year 2008, respectively associated with cost reduction plans.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

In fiscal year 2007, the Company classified certain expenses which had been previously reported within Cost of services as Selling, general and administrative expense. The impact of the reclassification for the first, second, third and fourth quarters of 2007 and for fiscal year 2007 was $4.7 million, $4.8 million, $4.7 million, $4.1 million and $18.3 million, respectively.

(3)	Includes $1.3 million related to severance and related costs for the fourth quarter of fiscal year 2007 associated with cost reduction plans.

eLOYALTY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
Valuation allowance for doubtful accounts:
Fiscal year ended December 27, 2008	$0.1	—	—	—		$0.1
Fiscal year ended December 29, 2007	$0.1	—	—	—		$0.1
Fiscal year ended December 30, 2006	$0.2	(0.1)	—	—		$0.1
Valuation allowance for deferred tax assets:
Fiscal year ended December 27, 2008	$48.8	8.0	—	—		$56.8
Fiscal year ended December 29, 2007	$56.6	5.1	—	(12.9	)(1)	$48.8
Fiscal year ended December 30, 2006	$54.7	1.9	—			$56.6

(1)

As a result of FIN 48 implementation, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryforward and a $0.1 million reversal of a valuation allowance relating primarily to state NOLs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-K, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

The Company conducted its evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” on page 37, which is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information about our corporate Directors, see the captions “Director Election” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed by the Company for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 12, 2009), current position, and term of office of each of our executive officers.

Name	Age	Current Position	Executive Officer Since
Kelly D. Conway*. . . . . . . . . . . . . . . .	52	President and Chief Executive Officer	1999
William B. Noon. . . . . . . . . . . . . . . . .	44	Vice President and Chief Financial Officer	2009
Steven C. Pollema. . . . . . . . . . . . . . . .	49	Vice President, Integrated Contact Solutions and CRM Business Unit	2001
Christine R. Carsen. . . . . . . . . . . . . . .	38	Vice President, Associate General Counsel, Corporate Secretary, and Chief Privacy Officer	2009

*	Member of the Board of Directors

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

The principal business experience of the executive officers for at least the last five years is as follows:

Kelly D. Conway has been the President and Chief Executive Officer and a Director of eLoyalty, which was spun out of Technology Solutions Company (“TSC”) in 2000, since its incorporation in May 1999. Mr. Conway had joined TSC in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995 and became Group President in October 1998. Prior to joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers and held various positions, including President and Chief Executive Officer with Telcom Technologies, a manufacturer of automatic call distribution equipment.

William B. Noon has been Vice President and Chief Financial Officer of eLoyalty since February 2009. Mr. Noon has held the position of Vice President and Controller of eLoyalty since 2004. Prior to that time, he was Corporate Controller of eLoyalty from 2003 to 2004 and Director, Financial Planning and Treasury from 2000 to 2003.

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

Christine R. Carsen has been Vice President, Associate General Counsel, Corporate Secretary, and Chief Privacy Officer of eLoyalty since February 2009. Ms. Carsen has held the position of Vice President, Associate General Counsel, and Chief Privacy Officer since September 2007. Prior to joining eLoyalty, Ms. Carsen was a partner at Winston & Strawn LLP from 2005 to 2007, having joined the firm as an associate in 2001. During her time at Winston & Strawn, Ms. Carsen focused on information-technology transactions, privacy matters, and general commercial transactions.

eLoyalty Corporation maintains a code of conduct, business principles, and ethical behavior (the “Code of Conduct”) applicable to all of our directors, officers, and other employees, including our Chief Executive Officer and Senior Financial Management. This Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance, and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct was filed as Exhibit 14.1 to the 2003 Annual Report on Form 10-K and the Code of Conduct is on our internet website. We will make a copy of it available to any person, without charge, upon written request to eLoyalty Corporation, 150 Field Drive, Suite 250, Lake Forest, Illinois 60045, Attn: Corporate Secretary. To the extent permitted by applicable rules of the NASDAQ Global Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of the Code of Conduct for the Chief Executive Officer or Senior Financial Management by posting this information on our internet website.

Item 11.	Executive Compensation.

The information under “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in the Proxy Statement to be filed by the Company for its 2009 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by the Company for its 2009 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 27, 2008, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance(1) (2)
Equity compensation plans approved by security holders	925,315	$17.19	670,534	(3)
Equity compensation plans not approved by security holders	9,087	$43.14	75,439

Total(4)	934,402	$17.45	745,973

(1)	Reflects number of shares of the Company’s common stock.

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

(4)

Does not include (i) shares of restricted common stock held by employees, of which 643,396 shares were issued and outstanding as of December 27, 2008, which are included in the amount of issued and outstanding shares or (ii) 260,748 shares of common stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company.

The plan described above as not having been approved by the Company’s stockholders is the 2000 Stock Incentive Plan. This is a broadly based plan under which non-statutory stock options, restricted stock, and bonus stock awards may be granted to officers, employees, and certain consultants and independent contractors of the Company and its subsidiaries. This plan may be administered by one or more committees of the Board of Directors that the Board has designated to carry out actions under the plan on its behalf, which is currently the Compensation Committee. All awards made under this plan are discretionary. The committee or, if applicable, the Board determines which eligible persons will receive awards and also determines all terms and conditions (including form, amount and timing) of each award. The plan terminates September 23, 2011, which is ten years after the effective date of the last amendment and restatement of the plan, unless terminated earlier by the Board. Termination of the plan will not affect the terms or conditions of any award granted prior to termination.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information under the heading “Transactions with Related Persons” in the Proxy Statement to be filed by eLoyalty for its 2009 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Ratification of Selection of Independent Public Accountants—Principal Accounting Fees and Services” in the Proxy Statement to be filed by the Company for its 2009 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2009.

eLOYALTY CORPORATION

By	/s/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 11th day of March 2009.

Name	Capacity

/s/ KELLY D. CONWAY Kelly D. Conway	Director, President and Chief Executive Officer (Principal Executive Officer)

* Tench Coxe	Chairman of the Board and Director

* Henry J. Feinberg	Director

* John T. Kohler	Director

* David B. Mullen	Director

* Michael J. Murray	Director

* John C. Staley	Director

/s/ WILLIAM B. NOON William B. Noon	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*By:	/s/ WILLIAM B. NOON
William B. Noon, Attorney-in-Fact

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

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No.1 to eLoyalty’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).

3.3	Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.4	Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.6	Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.7	By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).

3.8	Amendment to By-Laws of eLoyalty Corporation, (filed on November 16, 2007 as Exhibit 3.1 to eLoyalty’s Current Report on Form 8-K).

4.1	Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).

4.2	Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001,
File No. 0-27975).

4.3	Second Amendment to Rights Agreement, dated as of December 26, 2007, by and between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on December 27, 2007).

4.4	Third Amendment to Rights Agreement, dated as of September 19, 2008, by and between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on September 22, 2008).

4.5	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.1	Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).

10.2	Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.3*	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty’s Tender Offer Statement on Schedule TO filed October 15, 2001).

10.4*	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.5*	Summary of eLoyalty Corporation’s Vice President Compensation Program, as amended, May 11, 2005 (filed as Exhibit 99.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.6*	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of February 13, 2008) (filed as Exhibit 99.1 to eLoyalty’s Current Report on Form 8-K filed February 19, 2008).

10.7*	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of January 8, 2009) (filed as Exhibit 99.1 to eLoyalty’s Current Report on Form 8-K filed January 13, 2009).

10.8*	Form of Restricted Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.23 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.9*	Form of Installment Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.24 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.10*	Form of Option Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.8 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.11	Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.12	Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).

10.13	Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.14	Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.15	Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.16	Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.17	Amendment No. 7 to Loan Agreement, dated as of December 23, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.19 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.18	Amendment No. 8 to Loan Agreement, dated as of December 21, 2004, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.19	Amendment No. 9 to Loan Agreement, dated as of December 2, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20	Amendment No. 10 to Loan Agreement, dated as of December 22, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.17 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.21	Amendment No. 11 to Loan Agreement, dated as of September 18, 2006, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.22	Amendment No. 12 to Loan Agreement, dated as of December 21, 2006, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.20 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.23	Amendment No. 13 to Loan Agreement, dated as of December 6, 2007, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.24+	Amendment No. 14 to Loan Agreement, dated as of December 15, 2008, between Bank of America, N.A. (formerly LaSalle Bank National Association) and eLoyalty Corporation.

10.25*+	Form of Indemnification Agreement entered into between eLoyalty Corporation and participant.

10.26*	Amended and Restated Employment Agreement, dated December 28, 2007, between Kelly D. Conway and eLoyalty Corporation (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.27*	First Amendment to Amended and Restated Employment Agreement, dated February 26, 2008, between Kelly D. Conway and eLoyalty Corporation (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.28*	Second Amendment to Amended and Restated Employment Agreement, effective as of May 16, 2008 between Kelly D. Conway and eLoyalty Corporation (filed as Exhibit 10.4 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.29*	Amended and Restated Executive Employment Agreement, effective as of May 15, 2008 between Steven C. Pollema and eLoyalty Corporation (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.30*	Amended Employment Agreement, dated January 8, 2007, between Karen Bolton and eLoyalty (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.31*+	Amended and Restated Executive Employment Agreement, effective as of September 8, 2008 between Christopher Danson and eLoyalty Corporation.

10.32*	Amended and Restated Employment Agreement, dated February 26, 2008, between Steven H. Shapiro and eLoyalty (filed as Exhibit 10.33 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.33*	First Amendment to Amended and Restated Employment Agreement, effective as of May 16, 2008 between Steven H. Shapiro and eLoyalty Corporation (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.34*	Employment Agreement, dated February 14, 2008, between Christopher B. Min and eLoyalty (filed as exhibit 10.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on February 15, 2008).

10.35*	First Amendment to Executive Employment Agreement, effective as of May 16, 2008 between Christopher Min and eLoyalty Corporation (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.36*+	Summary of Director Compensation.

10.37*+	Summary of 2009 Executive Officer Compensation.

21.1+	Subsidiaries of eLoyalty Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

24.2+	Power of Attorney from Henry J. Feinberg, Director.

24.3+	Power of Attorney from John T. Kohler, Director.

24.4+	Power of Attorney from Michael J. Murray, Director.

24.5+	Power of Attorney from John C. Staley, Director.

24.6+	Power of Attorney from David B. Mullen, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Represents a management contract or compensatory plan or arrangement.