Form 10-Q
period 2009-03-28
ELOYALTY CORP
filed 2009-05-07
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 30, 2009 was 14,177,641.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 28, 2009	December 27, 2008
ASSETS:
Current Assets:
Cash and cash equivalents	$18,637	$27,064
Restricted cash	3,459	3,655
Receivables, (net of allowances of $136 and $107)	21,669	10,005
Prepaid expenses	9,191	7,783
Other current assets	3,550	1,251

Total current assets	56,506	49,758
Equipment and leasehold improvements, net	6,663	6,424
Goodwill	2,643	2,643
Intangibles, net	576	611
Other long-term assets	7,605	4,787

Total assets	$73,993	$64,223

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$9,959	$3,904
Accrued compensation and related costs	4,841	4,994
Unearned revenue	15,130	11,525
Other current liabilities	4,982	4,647

Total current liabilities	34,912	25,070
Long-term unearned revenue	7,695	5,274
Other long-term liabilities	2,702	2,572

Total liabilities	45,309	32,916

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,619,378 and 3,619,537 shares issued and outstanding with a liquidation preference of $19,428 and $19,107 at March 28, 2009 and December 27, 2008, respectively	18,459	18,460
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,758,972 and 14,152,107 shares issued at March 28, 2009 and December 27, 2008, respectively; and 14,161,821 and 13,661,746 outstanding at March 28, 2009 and December 27, 2008, respectively	148	142
Additional paid-in capital	200,535	198,853
Accumulated deficit	(184,007)	(180,201)
Treasury stock, at cost, 597,151 and 490,956 shares at March 28, 2009 and December 27, 2008, respectively	(2,890)	(2,457)
Accumulated other comprehensive loss	(3,561)	(3,490)

Total stockholders’ equity	10,225	12,847

Total liabilities and stockholders’ equity	$73,993	$64,223

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended
	March 28, 2009	March 29, 2008
Revenue:
Services	$18,826	$21,352
Product	12,038	1,778

Revenue before reimbursed expenses (net revenue)	30,864	23,130
Reimbursed expenses	944	738

Total revenue	31,808	23,868

Operating expenses:
Cost of services	12,729	13,349
Cost of product	10,401	1,401

Cost of revenue before reimbursed expenses	23,130	14,750
Reimbursed expenses	944	738

Total cost of revenue, exclusive of depreciation and amortization shown below:	24,074	15,488
Selling, general and administrative	9,702	11,443
Severance and related costs	644	169
Depreciation and amortization	997	963

Total operating expenses	35,417	28,063

Operating loss	(3,609)	(4,195)
Interest and other (expense) income, net	(179)	78

Loss before income taxes	(3,788)	(4,117)
Income tax provision	(18)	(33)

Net loss	(3,806)	(4,150)
Dividends related to Series B convertible preferred stock	(323)	(324)

Net loss available to common stockholders	$(4,129)	$(4,474)

Basic net loss per common share	$(0.32)	$(0.49)

Diluted net loss per common share	$(0.32)	$(0.49)

Shares used to calculate basic net loss per share	13,086	9,062

Shares used to calculate diluted net loss per share	13,086	9,062

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$336	$360
Selling, general and administrative	1,748	3,422
Severance and related costs	248	45

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	March 28, 2009	March 29, 2008
Cash Flows from Operating Activities:
Net loss	$(3,806)	$(4,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	997	963
Stock-based compensation	2,084	3,782
Provision for uncollectible amounts	47	14
Severance and related costs	248	45
Changes in assets and liabilities:
Receivables	(11,722)	(1,483)
Prepaid expenses	(4,605)	(1,681)
Other assets	(2,268)	(511)
Accounts payable	6,058	1,563
Accrued compensation and related costs	(147)	(1,079)
Unearned revenue	6,030	760
Other liabilities	(185)	(104)

Net cash used in operating activities	(7,269)	(1,881)

Cash Flows from Investing Activities:
Capital expenditures and other	(666)	(337)

Net cash used in investing activities	(666)	(337)

Cash Flows from Financing Activities:
Acquisition of treasury stock	(433)	(1,229)
Decrease in restricted cash	196	—
Payment of Series B convertible preferred stock dividends	(2)	(669)
Proceeds from employee stock purchase plan	25	126
Principal payments under capital lease obligations	(214)	(121)

Net cash used in financing activities	(428)	(1,893)

Effect of exchange rate changes on cash and cash equivalents	(64)	28

Decrease in cash and cash equivalents	(8,427)	(4,083)
Cash and cash equivalents, beginning of period	27,064	21,412

Cash and cash equivalents, end of period	$18,637	$17,329

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$579	$1,201
Capital equipment purchased on credit	579	1,201
Change in net unrealized security loss	(9)	(116)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(213)	$(161)

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we,” “eLoyalty,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 28, 2009 and December 27, 2008, the condensed consolidated results of our operations for the three months ended March 28, 2009 and March 29, 2008, and our condensed consolidated cash flows for the three months ended March 28, 2009 and March 29, 2008, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Note Two — Revenue Recognition

Behavioral Analytics™ Service Business Unit

Behavioral Analytics™ Service Line

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to perform Behavioral Analytics™ Service assessments. These assessments are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire contract.

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of March 28, 2009 and December 27, 2008, deferred revenue totaled $6.8 million and $6.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of March 28, 2009 and December 27, 2008, the Company had deferred costs totaling $5.0 million and $4.9 million, respectively.

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

Integrated Contact Solution/CRM Business Unit

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring, or integrating of an internet protocol (“IP”) network solution within our clients’ contact center environments. These services are provided to the client on a time-and-materials or fixed-fee basis. For the integration of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of fees generated from our contact center support and monitoring services. Support and monitoring fees are generally contracted for a fixed-fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time-and-materials basis are recognized as the services are performed for the client.

For fixed price Managed services contracts where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements for gross reporting under EITF 99-19, then Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services, and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor-specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, then all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post-contract support (“PCS”) or other deliverables with similar attribution periods, then the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.3 million and $0.4 million has been deferred as of March 28, 2009 and December 27, 2008, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM Service Line

Consulting services revenue included in the Company’s traditional Customer Relationship Management (“CRM”) Service Line consists of fees generated from our operational consulting and integrating or from building systems for our clients. These services are provided to our clients on a time-and-materials or fixed-fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to-date compared to the total estimated hours over the entire term of the contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the traditional CRM Service Line consists of fees generated from our remote application support. Contracts for remote application support can be based on a fixed-fee or time-and-materials basis. Revenue is recognized ratably over the contract period for fixed-fee support. Revenue is recognized as the services are provided to the client for time-and-material contracts.

In accordance with EITF 00-21 “Revenue Arrangements with Multiple Elements,” arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, then revenue is deferred until all elements have been delivered to the client. If PCS or similar services are the only remaining activity without established fair value, then the revenue is recognized ratably over the service period. Each of our Service Lines may have arrangements that could be reviewed in accordance with EITF 00-21.

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

Note Three — Stock-Based Compensation

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights, and performance shares may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors. If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available of eLoyalty Common Stock (“Common Stock”) for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of Common Stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of Common Stock for issuance. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the 1999 Plan to increase the number of shares available for issuance under the 1999 Plan by 1,500,000. As of March 28, 2009, there were a total of 719,495 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Stock compensation expense was $2.1 million and $3.8 million for the three months ended March 28, 2009 and March 29, 2008, respectively. The Company recognizes stock-based compensation under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Shared-Based Payment”. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company did not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 for the three months ended March 28, 2009 and March 29, 2008.

Restricted Stock

Restricted stock awards are shares of Common Stock granted to an individual. During the restriction period, the holder of granted restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future shares of Common Stock in specified amounts on specified vesting dates, subject to the individual remaining an eLoyalty employee on the specified vesting dates.

Restricted and installment stock award activity was as follows for the three months ended March 28, 2009:

	Shares	Weighted Average Price
Nonvested balance at December 27, 2008	904,144	$11.63

Granted	545,000	$3.17
Vested	(293,074)	$11.12
Forfeited	(22,731)	$10.59

Nonvested balance at March 28, 2009	1,133,339	$7.72

	For the Three Months Ended
(In millions)	March 28, 2009	March 29, 2008
Total fair value of restricted and installment stock awards vested	$1.2	$2.5

As of March 28, 2009, there remains $6.5 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 2.6 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant, and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can be in equal monthly or quarterly increments over the vesting period. For the first quarter of both 2009 and 2008, the Company recognized compensation expense related to option awards of $0.3 million.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 50,000 shares of Common Stock, which vests ratably over a period of 48 months. The day after the annual stockholders’ meeting, each non-employee director is granted an additional non-qualified stock option to purchase 5,000 shares of Common Stock. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of Common Stock on the grant date and are exercisable for up to 10 years.

During the first quarter of 2009, a total of 300,000 options were granted, as described in this paragraph. On February 18, 2009, each of the five non-employee directors received options to purchase 50,000 shares of Common Stock, vesting in 16 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $4.25, the closing price of a share of Common Stock on February 18, 2009. On March 2, 2009, the Board of Directors resolved to increase the size of the Board from six to seven members and appointed David B. Mullen to fill the vacancy. In connection with his Board appointment, Mr. Mullen received options to purchase 50,000 shares of Common Stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $4.88, the closing price of a share of Common Stock on March 2, 2009.

During the first quarter of 2008, a total of 195,000 options were granted to five of the Company’s management members, vesting 25% after a one year period with the balance of the shares vesting in 12 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $10.54, the closing price of a share of Common Stock on February 19, 2008.

Option activity was as follows for the three months ended March 28, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 27, 2008	934,402	$17.45	6.1

Granted	300,000	$4.36		$2.64
Forfeited	(6,509)	$19.26

Outstanding as of March 28, 2009	1,227,893	$14.24	6.9

Exercisable as of March 28, 2009	664,768	$18.44

Outstanding intrinsic value at March 28, 2009	$0.1

Exercisable intrinsic value at March 28, 2009	$0.1

For the Three Months Ended
(In millions)	March 28, 2009	March 29, 2008
Total fair value of stock options vested	$0.5	$0.2
Intrinsic value of stock options exercised	$—	$—
Proceeds received from option exercises	$—	$—

As of March 28, 2009, there remains $2.8 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

The fair value for options granted during the three months ended March 28, 2009 and March 29, 2008, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

	For the Three Months Ended
	March 28, 2009	March 29, 2008
Risk-free interest rates	1.8%	2.5%
Expected dividend yield	—	—
Expected volatility	66%	59%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

On January 8, 2009, eLoyalty approved the termination of the Salary Replacement Program, which is described below. Effective February 1, 2009, the Company’s executive officers and other affected employees received their full salaries in cash. The Company no longer reduces cash salaries for periodic grants of unrestricted Common Stock. Under the Salary Replacement Program, a total of 112,062 shares were granted during the three months ended March 29, 2008.

The Salary Replacement Program began in November 2006. Under the initial program, executives and Vice Presidents exchanged a percentage of their salary for grants of shares of Common Stock. The program began December 1, 2006 and had been authorized by the Board of Directors through December 31, 2007. In October 2007, the Board of Directors approved a modification and extended the program through December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who are based in North America. The salary reduction percentages ranged from 10% to 30%, dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals, and Directors. The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. In February 2008, the Board of Directors modified the program to further reduce cash salaries at the executive and Vice President level by 7.5% of gross salary in exchange for an additional 12.5% of salary in the form of additional shares. The salary reduction percentages ranged from 10% to 37.5%, depending on salary levels of the affected executives, Vice Presidents, Senior Principals and Directors. Subject to quarterly Compensation Committee approval, the Company would issue Common Stock at fair market value commensurate with the terms of the program.

Other Stock Compensation

Beginning in 2009, the Company pays director fees, commissions, and bonuses in cash. During the three months ended March 29, 2008, the Company granted 18,783 shares of Common Stock to pay director fees, commissions, and bonuses.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of Common Stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter, a total of 11,392 shares and 11,431 shares were issued during the three months ended March 28, 2009 and March 29, 2008, respectively. We recorded $20 thousand and $48 thousand of expense for this plan for the three months ended March 28, 2009 and March 29, 2008, respectively.

Note Four — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements, and certain office assets.

In the first quarter of 2009, the Company recorded $0.6 million of expense primarily related to severance and related costs for the elimination of thirteen positions. In the first quarter of 2008, the Company recorded $0.2 million of expense primarily related to a revised estimate for the fourth quarter 2007 restructuring action.

During the first three months of 2009 and 2008, the Company made cash payments of $0.7 million and $0.9 million, respectively, related to cost-reduction actions. The 2009 cash payments are related to severance and related costs, office space reductions, and office closures. The 2008 cash payments are primarily related to severance and related costs. The Company expects substantially all remaining severance and other related accruals to be paid out by the second quarter of 2009 pursuant to agreements entered into with affected employees.

The severance and related costs and their utilization for the three months ended March 28, 2009 are as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 27, 2008	$0.1	$0.4	$0.5

Charges to severance and related costs	0.6	—	0.6
Payments	(0.7)	—	(0.7)

Balance, March 28, 2009	$—	$0.4	$0.4

As of March 28, 2009, the $0.4 million that remains reserved relates to facility lease payments, net of estimated sublease recoveries, and the lease payments will be paid pursuant to contractual lease terms through February 2015. Of the $0.4 million that remained reserved as of March 28, 2009, $0.2 million is recorded in “Other current liabilities,” and the remaining balance of $0.2 million is in “Other long-term liabilities.”

Note Five — Other Current Assets

Other current assets were $3.6 million and $1.3 million as of March 28, 2009, and December 27, 2008, respectively. Other current assets consisted of the following:

	As of
(In millions)	March 28, 2009	December 27, 2008
Cisco rebates	$2.9	$0.8
Other	0.7	0.5

Total	$3.6	$1.3

Note Six — Other Long-Term Assets

Other Long-term assets were $7.6 million and $4.8 million as of March 28, 2009, and December 27, 2008, respectively. Other long-term assets primarily consist of deferred costs related to our Behavioral Analytics™ Managed services and third-party support costs related to our Integrated Contact Solutions Managed services. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	March 28, 2009	December 27, 2008
Behavioral Analytics™ deferred costs	$3.9	$3.6
Integrated Contact Solutions prepaid third-party support costs	3.5	1.0
Other	0.2	0.2

Total	$7.6	$4.8

Note Seven — Current Unearned Revenue

Current unearned revenue was $15.1 million and $11.5 million as of March 28, 2009 and December 27, 2008, respectively. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	March 28, 2009	December 27, 2008
Integrated Contact Solutions Managed Services	$10.9	$7.5
Behavioral Analytics™ Service – Managed Services	3.8	3.6
Other	0.4	0.4

Total	$15.1	$11.5

Note Eight — Long-Term Unearned Revenue

Long-term unearned revenue was $7.7 million and $5.3 million as of March 28, 2009 and December 27, 2008, respectively. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	March 28, 2009	December 27, 2008
Integrated Contact Solutions Managed Services	$4.1	$1.6
Behavioral Analytics™ Service – Managed Services	3.6	3.7

Total	$7.7	$5.3

Note Nine — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended
(In millions)	March 28, 2009	March 29, 2008
Net loss	$(3.8)	$(4.2)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(0.1)
Effect of currency translation	(0.1)	—

Comprehensive net loss	$(3.9)	$(4.3)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments and unrealized gains on marketable securities, was $3.6 million and $3.5 million at March 28, 2009 and December 27, 2008, respectively. The unrealized gain relates to stock of a publicly-traded company, the value of which is included in Other Current Assets.

Note Ten — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions, except share and per share data)	March 28, 2009	March 29, 2008
Net loss	$(3.8)	$(4.2)
Series B convertible preferred stock dividends	(0.3)	(0.3)

Net loss available to common stockholders	$(4.1)	$(4.5)

Per common share
Basic loss before Series B convertible preferred stock dividends	$(0.29)	$(0.46)

Basic net loss	$(0.32)	$(0.49)

Weighted average common shares outstanding (in thousands)	13,086	9,062

Currently anti-dilutive common stock equivalents(1) (in thousands)	3,929	3,668

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B convertible preferred stock, (“Series B Stock”) was not included in the diluted loss per share calculation as it was antidilutive.

Note Eleven — Leases

Capital Leases

The Company acquired $0.6 million and $2.4 million of computer equipment and leasehold improvements using capital leases in the first quarter of 2009 and in fiscal year 2008, respectively. These assets were related primarily to investments in our Behavioral Analytics TM Service Line. The Company is currently required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There was $0.2 million and $0.1 million of depreciation on capital leases in the first quarter of 2009 and 2008, respectively. All capital leases are for a term of three years. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease obligations to be between $1.0 million to $1.5 million for fiscal year 2009 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 28, 2009:

(In Millions) Year	Amount
2009	$1.3
2010	1.8
2011	1.0
2012	0.2

Total minimum lease payments	$4.3
Less: estimated executory costs	(0.4)

Net minimum lease payments	$3.9
Less: amount representing interest	(0.4)

Present value of minimum lease payments	$3.5

Note Twelve — Segment Information

Beginning in 2008, the Company has operated in two business segments, the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM, based on the criteria of SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral Analytics™ Service business segment focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral Analytics™ Service is primarily a hosted solution and is delivered as a managed subscription service. Revenue generated from Behavioral Analytics™ Service assessments, deployments, and subscription services, as well as marketing application hosting and email fulfillment services, is included in this business segment’s financial results.

The Integrated Contact Solutions/CRM business segment focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. Revenue generated from Consulting services, Managed services, Product resale, traditional CRM, and remote application support services are included in this business segment’s financial results.

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

The following table presents summarized information by business segment along with a reconciliation to operating income (loss):

	Quarter to Date Segment Reporting at March 28, 2009
(In millions)	Behavioral Analytics™	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$4.6	$14.2	$—	$18.8
Product	—	12.1	—	12.1

Net revenue	4.6	26.3	—	30.9
Reimbursed expenses	0.1	0.8	—	0.9

Total revenue	4.7	27.1	—	31.8
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(1.2)	3.4	(2.1)	0.1
Stock-based compensation	0.9	0.6	0.6	2.1
Severance and related costs	—	—	0.6	0.6
Depreciation and amortization	—	—	1.0	1.0

Operating income/(loss)	(2.1)	2.8	(4.3)	(3.6)
Interest and other income/(expense)	—	—	(0.2)	(0.2)
Income taxes	—	—	—	—

Net income/(loss)	$(2.1)	$2.8	$(4.5)	$(3.8)

Capital investments	$0.8	$0.2	$0.2	$1.2

	Quarter to Date Segment Reporting at March 29, 2008
(In millions)	Behavioral Analytics™	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$4.8	$16.5	$—	$21.3
Product	—	1.8	—	1.8

Net revenue	4.8	18.3	—	23.1
Reimbursed expenses	0.1	0.7	—	0.8

Total revenue	4.9	19.0	—	23.9

Segment operating income/(loss) before stock-based compensation, depreciation and amortization	(0.5)	4.5	(3.4)	0.6
Stock-based compensation	1.7	1.4	0.7	3.8
Depreciation and amortization	—	—	1.0	1.0

Operating income/(loss)	(2.2)	3.1	(5.1)	(4.2)
Interest and other income/(expense)	—	—	0.1	0.1
Income taxes	—	—	—	—

Net income/(loss)	$(2.2)	$3.1	$(5.0)	$(4.1)

Capital investments	$1.3	$0.1	$0.1	$1.5

Note Thirteen — Fair Value Measurements

As discussed in Note Fourteen, effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Although the adoption of SFAS No. 157 had no material effect on the consolidated financial statements, the Company is now required to provide additional disclosure as part of its financial statements related to non-financial assets and liabilities effective January 1, 2009.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at March 28, 2009 Using
(In millions)	Total carrying at March 28, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.1	$0.1	$—	$—

	Fair Value Measurements at December 27, 2008 Using
(In millions)	Total carrying at Dec. 27, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.1	$0.1	$—	$—

As of March 28, 2009 and December 27, 2008, $0.1 million of investments represented the market value of equity securities in an unrelated publicly-traded company. These marketable securities are classified as available for sale and are included in Other Current Assets on the Company’s balance sheet. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized.

Note Fourteen — Recent Accounting Pronouncements

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors of SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The Company adopted FSP FAS 142-3 and there was no material impact on its consolidated financial statements; however, future transactions entered into by the Company will need to be evaluated under the requirements of FSP FAS 142-3.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting

Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, which amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS No. 13. On February 12, 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, which amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. Effective April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result there was no impact on its consolidated financial statements. See Note Thirteen for additional information related to the adoption of SFAS No. 157 related to non-financial assets as of January 1, 2009.

Note Fifteen — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 28, 2009.

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

Revenue Recognition

Behavioral Analytics™ Service Business Unit

Behavioral Analytics™ Service Line

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to perform Behavioral Analytics™ Service assessments. These assessments are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of March 28, 2009 and December 27, 2008, deferred revenue totaled $6.8 million and $6.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of March 28, 2009 and December 27, 2008, the Company had deferred costs totaling $5.0 million and $4.9 million, respectively.

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

Integrated Contact Solution/CRM Business Unit

Integrated Contact Solutions Service Line

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring, or integrating of an IP network solution within our clients’ contact center environments. These services are provided to the client on a time-and-materials or fixed-fee basis. For the integration of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the Integrated Contact Solutions Service Line consists of fees generated from our contact center support and monitoring services. Support and monitoring fees are generally contracted for a fixed-fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time-and-materials basis are recognized as the services are performed for the client.

For fixed price Managed services contracts where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements for gross reporting under EITF 99-19, then Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services, and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of VSOE for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, then all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are PCS or other deliverables with similar attribution periods, then the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.3 million and $0.4 million has been deferred as of March 28, 2009 and December 27, 2008, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

Traditional CRM Service Line

Consulting services revenue included in the Company’s traditional CRM Service Line consists of fees generated from our operational consulting and integrating or from building systems for our clients. These services are provided to our clients on a time-and-materials or fixed-fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to-date compared to the total estimated hours over the entire term of the contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Managed services revenue included in the traditional CRM Service Line consists of fees generated from our remote application support. Contracts for remote application support can be based on a fixed-fee or time-and-materials basis. Revenue is recognized ratably over the contract period for fixed-fee support. Revenue is recognized as the services are provided to the client for time-and-material contracts.

In accordance with EITF 00-21, “Revenue Arrangements with Multiple Elements,” arrangements containing multiple services are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, then revenue is deferred until all elements have been delivered to the client. If PCS or similar services are the only remaining activity without established fair value, then the revenue is recognized ratably over the service period. Each of our Service Lines may have arrangements that could be reviewed in accordance with EITF 00-21.

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

If the Company estimates indicate that a contract loss will occur, then a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated.

The Company maintains allowances for doubtful accounts for estimated losses resulting from clients not paying for unpaid or disputed invoices for contractual services provided. Additional allowances may be required if the financial condition of our clients deteriorates.

Stock-Based Compensation

We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” beginning January 1, 2006, using the modified prospective method. The adoption of SFAS No. 123R did not have a material impact on our financial position or results of operations. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements after the adoption date. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. Historical information is the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions, and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2001 through 2009. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. A portion of the accruals relating to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. No adjustments related to sublease efforts were made in the first three months of 2009.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 27, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that are based on current management expectations, forecasts, and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook,” and similar expressions, references to plans, strategies, objectives, and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties, and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of Form 10-K for the year ended December 27, 2008, as well as the following:

•

Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients, and the timing of related client commitments; reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, duration of, and revenue from client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including the Behavioral Analytics™ Service;

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

•	Reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Continuing intense competition in the information-technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information-technology services industry;

•	Protection of our technology, proprietary information, and other intellectual property rights from challenges by third parties;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Risks associated with compliance with international, federal, and state privacy and security laws and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to information technology or the information-technology service industry, including those relating to data privacy and security;

•

Changes by the FASB or the SEC of authoritative accounting principles generally accepted in the United States of America or policies or changes in the application or interpretation of those rules or regulations;

•

Risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations, and management of a geographically-dispersed organization;

•	Our financial results could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity;

•	Economic conditions may cause our clients to delay payments for services we have provided to them resulting in a negative impact to our cash flow;

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

The Company is focused on growing and developing its business through two primary Business Units: the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM. Through these Business Units, the Company generates three types of revenue: (1) Managed services revenue, which is recurring, annuity revenue from long-term (generally one- to five-year) contracts; (2) Consulting services revenue, which is generally project-based and sold on a time-and-materials or fixed-fee basis; and (3) Product revenue, which is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Business Units and the types of revenue generated from each.

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

Integrated Contact Solutions/CRM Business Unit

Integrated Contact Solutions Service Line

The Company’s Integrated Contact Solutions Service Line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. The Company has developed a set of tools and methodologies to help clients financially model, plan, configure, integrate and support Converged IP network solutions within their contact center environments. We also generate Managed services revenue from this Service Line by providing contact center support and monitoring services to clients.

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

In 2009, we anticipate that our Services revenue will be essentially flat to slightly up, as the revenue growth from our primary Service Lines will be offset by the continued decline of our Traditional CRM Service Line. Managed services revenue is expected to increase as a percentage of our services revenue in 2009, above the 54% level achieved in 2008. We expect that this increase in Managed services revenue will be driven by significant growth in our Behavioral Analytics™ Service deployment and subscription revenue as several deployments move to the subscription phase in 2009, as well as a moderate increase in Integrated Contact Solutions support and maintenance revenue. Other sources of Managed services revenue, such as remote application maintenance and support and Marketing Managed Services are expected to significantly decline in 2009 due to a reduction in demand for these services and the cancellation of several contracts. In 2009, due to continued declines in our Traditional CRM business, combined with moderate growth in consulting services from our Integrated Contact Solutions, we expect Consulting services revenue to decline slightly.

Product revenue should experience significant growth in 2009 compared to 2008. A substantial portion of this growth occurred in the first quarter of 2009 as a result of two large product resales. The strength or weakness of product revenue in any given quarter is not indicative of a potential trend as these revenue levels may fluctuate significantly because the Company is not always selected as the product supplier for an engagement.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary service lines. In particular, we continue to make significant investments in the resources required to develop, deliver, and support our innovative Behavioral Analytics™ Service. These investments may affect our profitability and cash resources in 2009, but we believe they are required to continue to build our Integrated Contact Solutions and Behavioral Analytics™ Service businesses, Managed services backlog and to maintain and strengthen our competitive advantage. As a result, management has assessed and will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $86.9 million as of March 28, 2009 and $73.9 million as of December 27, 2008. The increase in backlog is primarily due to the signing of several Behavioral Analytics™ Service agreements and several Integrated Contact Solutions support agreements in the first quarter of 2009. The Company anticipates the Managed services backlog will increase in 2009 compared to 2008. Of the March 28, 2009 backlog, 65% is related to the Behavioral Analytics™ Service, 31% is related to our Integrated Contact Solutions offerings, and the remaining balance is related to other Managed services.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported backlog is expected to be recognized as follows: $30.2 million in 2009; $27.1 million in 2010; $15.2 million in 2011; and $14.4 million in 2012 and thereafter.

First Quarter 2009 Compared with First Quarter 2008

Net Revenue

	First Quarter
	2009		2008
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Consulting services	$7.6	25%	$10.6	46%
Managed services	11.2	36%	10.7	46%

Services revenue	18.8	61%	21.3	92%
Product	12.1	39%	1.8	8%

Net revenue	30.9	100%	23.1	100%
Reimbursed expenses	0.9		0.8

Total revenue	$31.8		$23.9

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 34% to $30.9 million in the first quarter of 2009, an increase of $7.8 million from $23.1 million in the first quarter of 2008.

Revenue from Consulting services decreased by $3.0 million in the first quarter of 2009 to $7.6 million, from $10.6 million in the first quarter of 2008, a decrease of 28%. The decrease in revenue is mainly due to a 61% decline in our Traditional CRM Service Line driven by reduced spending by our largest clients that utilize these services. Revenue from Consulting services from our Integrated Contact Solutions Service Line in the first quarter of 2009 increased 31% compared to the first quarter of 2008. This growth is due to the signing of several large contracts in the last half of 2008 and in the first quarter of 2009. Spending by our clients who utilize our Consulting services may fluctuate between periods in all service lines due to the short-term nature of these agreements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate decreased to $157 in the first quarter of 2009 from $158 in the first quarter of 2008. This slight decrease was the result of lower billing rate experience for the Traditional CRM service line projects worked in the first quarter of 2009 partially offset by the higher mix of Integrated Contact Solutions service line projects, which have higher average bill rates than eLoyalty’s Traditional CRM Service Line. Headcount associated with our Consulting services decreased in the first quarter of 2009 compared to the first quarter of 2008 because of staff reductions associated with the decline in our Traditional CRM Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, declined to 68% for the first quarter of 2009 from 70% for the first quarter of 2008 as a result of delayed project timing and declining demand for our Traditional CRM consulting services.

Revenue from Managed services was $11.2 million in the first quarter of 2009, an increase of $0.5 million, or 5%, from $10.7 million in the first quarter of 2008. The increase in revenue from Managed services resulted from the impact of several Behavioral Analytics™ Service arrangements transitioning to the subscription phase and the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line, which was partially offset by the decline in demand for our Marketing Managed Services.

Revenue from the sale of Product was $12.1 million in the first quarter of 2009, an increase of $10.3 million, from $1.8 million in the first quarter of 2008. This increase is due to the signing of two large contracts in the first quarter of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 56% of total revenue in the first quarter of 2009, compared to 45% in the first quarter of 2008. The top 10 clients accounted for 69% of total revenue in the first quarter of 2009, compared to 60% in the first quarter of 2008. The top 20 clients accounted for 83% of total revenue in the first quarter of 2009, compared to 76% of total revenue in the first quarter of 2008. Two clients, Sears Holding Management Corporation and United Rentals, Inc., accounted for 27% and 11% of total revenue in the first quarter of 2009, respectively. United HealthCare Services, Inc accounted for 22% of total revenue in the first quarter of 2008. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general, and administrative personnel working on direct, revenue generation activities and third-party pass-through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in the first quarter of 2009 was $12.7 million, or 68% of Services revenue, compared to $13.3 million, or 63% of Services revenue, in the first quarter of 2008. The decrease in cost was largely due to lower internal and external resource costs of $1.0 million, and reduced discretionary travel expense of $0.2 million, which was partially offset by decreased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs of $0.4 million and an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $0.2 million. The Cost of services percentage was higher primarily due to lower utilization of our Consulting services resources of 1% and the impact of higher costs of 4%.

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

Cost of product in the first quarter of 2009 was $10.4 million, or 86% of Product revenue, compared to $1.4 million, or 79% of Product revenue in the first quarter of 2008. The cost increase corresponds to the increase in Product revenue. The percentage increase was primarily due to lower margins on a large Product resale in the first quarter of 2009.

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

Selling, general, and administrative expenses decreased $1.7 million to $9.7 million in the first quarter of 2009 from $11.4 million in the first quarter of 2008. This decrease is primarily a factor of lower personnel costs of $1.2 million relating to cost reduction and other restructuring actions and reduced outside services expense of $0.3 million.

Severance and Related Costs

In 2009, in response to the current business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. In 2008 and prior periods, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in the first quarter of 2009 are anticipated to be $1.5 million annually. The cost reduction actions taken in fiscal year 2008 resulted in annual cash savings of $4.0 million. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the second quarter of 2009, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs was $0.6 million in the first quarter of 2009 compared to $0.2 million in the first quarter of 2008. This $0.6 million of expense recorded in the first quarter of 2009 is for the elimination of thirteen positions. The $0.2 million of expense recorded in the first quarter of 2008 was due to a revised estimate for the fourth quarter 2007 restructuring action.

Depreciation and Amortization of Intangibles

Depreciation and amortization of intangibles remained constant at $1.0 million in the first quarter of both 2009 and 2008.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.6 million for the first quarter of 2009, compared to an operating loss of $4.2 million for the first quarter of 2008.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.2 million of expense in the first quarter of 2009 compared to $0.1 million of income in the first quarter of 2008. The $0.3 million decrease in income was primarily related to $0.2 million of interest expense for our capital lease obligations and lower average yields on our investments in the first quarter of 2009 compared to the first quarter of 2008.

Income Tax Provision

The income tax provision was less than $0.1 million in the first quarter of both 2009 and 2008. As of March 28, 2009, total deferred tax assets of $58.1 million are offset by a valuation allowance. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $4.1 million in the first quarter of 2009 compared to a net loss available to common stockholders of $4.5 million in the first quarter of 2008. These losses include accrued dividends to preferred stockholders of $0.3 million in the first quarter of both 2009 and 2008. The net loss was $0.32 per share on a basic and diluted basis in the first quarter of 2009, compared to a net loss of $0.49 per share on a basic and diluted basis in the first quarter of 2008.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements and other revenue generation and growth investments. As of March 28, 2009, our principal capital resources consist of our cash and cash equivalent balances of $18.6 million, which includes $1.2 million in foreign bank accounts, and restricted cash of $3.5 million.

Our cash and cash equivalents position decreased $8.4 million, or 31%, as of March 28, 2009, from $27.1 million as of December 27, 2008. The decrease in cash in the first quarter of 2009 was primarily the result of an increase in working capital, operating loss excluding non-cash items, our acquisition of treasury stock, and capital expenditures. The $0.2 million decrease in restricted cash in the first quarter of 2009 was a result of activity levels for the purchase and transfer of foreign currencies and credit card payments falling below the minimum guidelines established by the bank that required a cash reserve for the credit requirements of these activities. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company used $7.3 million and $1.9 million of cash in operating activities during the first quarter of 2009 and 2008, respectively. Net cash used in operating activities increased primarily because of an increase in total revenue resulting in higher accounts receivable, higher prepaid costs associated with unearned revenue and higher product rebate receivables partially offset by higher unearned revenue and increased accounts payable.

The first quarter of 2009 consisted primarily of an increase in total revenue resulting in higher accounts receivable of $11.7 million, higher prepaid costs associated with unearned revenue of $3.5 million and higher product rebate receivables of $2.2 million, partially offset by higher unearned revenue of $6.0 million and increased accounts payable of $6.1 million. Cash used in operating activities in the first quarter of 2008 consisted primarily of an increase in working capital of $1.4 million and a decrease in long-term liabilities of $0.9 million that was partially offset by net income before depreciation, amortization and stock-based compensation of $0.6 million.

Average Days Sales Outstanding (“DSO”) was 61 days at March 28, 2009 compared to 36 days at December 27, 2008, an increase of 25 days. The increase in DSO was due to a higher accounts receivable balance resulting from significant sequential growth in our total revenue. We do not expect any significant collection issues with our clients and anticipate collecting this increase in accounts receivable in the second quarter of 2009; see “Accounts Receivable Customer Concentration” for an update on cash collections. At March 28, 2009, there remained $0.4 million of unpaid severance and related costs. See Note Four “Severance and Related Costs.”

Cash Flows from Investing Activities

The Company used $0.7 million and $0.3 million of cash in investing activities during the first quarter of 2009 and 2008, respectively, primarily to purchase computer hardware and software. We currently expect our capital investments to be between $3.0 million and $4.5 million for fiscal year 2009 and plan on funding less than 50% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $0.4 million and $1.9 million of cash in financing activities during the first quarter of 2009 and 2008, respectively. Net cash outflows of $0.4 million were primarily attributable to $0.4 million of cash used to acquire treasury stock and $0.2 million of principal payments under our capital lease obligations, offset by a $0.2 million decrease in restricted cash. Net cash outflows of $1.9 million during the first quarter of 2008 were primarily attributable to $1.2 million of cash used to acquire treasury stock and $0.7 million of cash used to pay dividends on Series B Stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings and the Salary Replacement Program.

In order to conserve cash given the current macro-economic uncertainties, effective January 1, 2009, we suspended the semi-annual cash dividend on our Series B Stock (the amount of this semi-annual dividend is approximately $0.6 million). Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company also expects to continue to acquire treasury stock between $0.1 million and $0.2 million during the second quarter of 2009 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $18.6 million as of March 28, 2009. In addition, our restricted cash of $3.5 million with Bank of America (the “Bank”) at March 28, 2009 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

We anticipate that our current unrestricted cash resources, together with capital lease financing and other internally-generated funds, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the suspension or cancellation of a large project, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of March 28, 2009. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.5 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.5 million remains available under the Facility at March 28, 2009. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first quarter of 2009 or 2008.

Accounts Receivable Customer Concentration

As of March 28, 2009, two clients, Sears Holding Management Corporation and United Rentals, Inc., accounted for 36% and 16% of total gross accounts receivable, respectively. Of those amounts, we have collected 94% from Sears Holding Management Corporation and 88% from United Rentals, Inc. through May 4, 2009. Of the total March 28, 2009 gross accounts receivable, we have collected 66% as of May 4, 2009. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of March 28, 2009 and December 27, 2008 were $3.5 million and $3.2 million, respectively. We have a capital lease agreement with a lease company to lease hardware and software. The Company is currently required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. We expect capital lease obligations to be between $1.0 million to $1.5 million for fiscal year 2009.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of March 28, 2009. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.5	$—	$3.5	$—	$—
Operating leases	2.8	1.1	0.8	0.6	0.3
Capital leases	4.3	1.9	2.4	—	—
Severance and related costs	0.7	0.2	0.2	0.2	0.1
Purchase obligations	13.7	13.7	—	—	—

Total	$25.0	$16.9	$6.9	$0.8	$0.4

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of the Form 10-K for the year ended December 27, 2008, no net contractual obligations related to FIN 48 adjustments exist as of March 28, 2009.

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. The terms of the Facility require us to deposit a like amount of cash into a restricted cash account at the Bank for the duration of the letter of credit commitment period. The amounts set forth in the chart above reflect the face amount of these letters of credit that expire in each period presented. To the extent these letters of credit expire without a claim being made, the cash deposited in the restricted cash account will be transferred back to an unrestricted cash account.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of March 28, 2009 and December 27, 2008.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in the first quarter of 2009 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of March 28, 2009 and December 27, 2008.

Purchase Obligations

Purchase obligations include $10.7 million of commitments reflected as liabilities on our balance sheet as of March 28, 2009, as well as $3.0 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $7.2 million as of December 27, 2008.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors of SFAS No. 142. FSP FAS 142-3 is effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The Company adopted FSP FAS 142-3 and there was no material impact on its consolidated financial statements; however, future transactions entered into by the Company will need to be evaluated under the requirements of FSP FAS 142-3.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, which amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008, and there was no material effect on its consolidated financial statements. The Company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. The Company adopted the provisions of SFAS 157-3, effective October 2008, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” and there was no impact on its consolidated financial statements. Effective April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result there was no impact on its consolidated financial statements. See Note Thirteen for additional information related to the adoption of SFAS No. 157 related to non-financial assets as of January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We provide solutions to clients in a number of countries, including the United States, Australia, Canada, Germany, Ireland and the United Kingdom. For the quarter ended March 28, 2009 and March 29, 2008, 3% and 7%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Evaluation of Disclosure Controls and Procedures

eLoyalty maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to affect materially, eLoyalty’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company, from time to time, has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the first quarter of 2009. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 28, 2008 – January 28, 2009	—	$—
January 29, 2009 – February 28, 2009	89,997	$4.00
March 1, 2009 – March 28, 2009	16,198	$4.50

Total	106,195	$4.08

Item 6.	Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 7, 2009.

eLOYALTY CORPORATION

By	/S/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)