Form 10-Q
period 2009-06-27
ELOYALTY CORP
filed 2009-08-06
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [This requirement is not yet applicable to the registrant.]    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 30, 2009 was 14,214,920.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 27, 2009	December 27, 2008
ASSETS:
Current Assets:
Cash and cash equivalents	$27,409	$27,064
Restricted cash	3,759	3,655
Receivables, (net of allowances of $100 and $107)	12,037	10,005
Prepaid expenses	12,844	7,783
Other current assets	1,608	1,251

Total current assets	57,657	49,758
Equipment and leasehold improvements, net	7,316	6,424
Goodwill	2,643	2,643
Intangibles, net	509	611
Other long-term assets	8,809	4,787

Total assets	$76,934	$64,223

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$4,334	$3,904
Accrued compensation and related costs	5,510	4,994
Unearned revenue	19,933	11,525
Other current liabilities	4,710	4,647

Total current liabilities	34,487	25,070
Long-term unearned revenue	12,147	5,274
Other long-term liabilities	2,322	2,572

Total liabilities	48,956	32,916

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,617,332 and 3,619,537 shares issued and outstanding with a liquidation preference of $19,741 and $19,107 at June 27, 2009 and December 27, 2008, respectively	18,448	18,460

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,817,721 and 14,152,702 shares issued at June 27, 2009 and December 27, 2008, respectively; and 14,202,262 and 13,661,746 outstanding at June 27, 2009 and December 27, 2008, respectively	148	142
Additional paid-in capital	201,549	198,853
Accumulated deficit	(185,870)	(180,201)
Treasury stock, at cost, 615,459 and 490,956 shares at June 27, 2009 and December 27, 2008, respectively	(3,018)	(2,457)
Accumulated other comprehensive loss	(3,279)	(3,490)

Total stockholders’ equity	9,530	12,847

Total liabilities and stockholders’ equity	$76,934	$64,223

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenue:
Services	$21,250	$18,219	$40,076	$39,571
Product	832	3,117	12,870	4,895

Revenue before reimbursed expenses (net revenue)	22,082	21,336	52,946	44,466
Reimbursed expenses	1,019	808	1,963	1,546

Total revenue	23,101	22,144	54,909	46,012

Operating expenses:
Cost of services	12,791	13,576	25,520	26,925
Cost of product	716	2,423	11,117	3,824

Cost of revenue before reimbursed expenses	13,507	15,999	36,637	30,749
Reimbursed expenses	1,019	808	1,963	1,546

Total cost of revenue, exclusive of depreciation and amortization shown below:	14,526	16,807	38,600	32,295
Selling, general and administrative	9,037	11,234	18,739	22,677
Severance and related costs	108	283	752	452
Depreciation and amortization	1,262	1,092	2,259	2,055

Total operating expenses	24,933	29,416	60,350	57,479

Operating loss	(1,832)	(7,272)	(5,441)	(11,467)
Interest and other (expense) income, net	(15)	4	(194)	82

Loss before income taxes	(1,847)	(7,268)	(5,635)	(11,385)
Income tax provision	(16)	(16)	(34)	(49)

Net loss	(1,863)	(7,284)	(5,669)	(11,434)
Dividends related to Series B convertible preferred stock	(324)	(325)	(647)	(649)

Net loss available to common stockholders	$(2,187)	$(7,609)	$(6,316)	$(12,083)

Basic net loss per common share	$(0.17)	$(0.80)	$(0.48)	$(1.31)

Diluted net loss per common share	$(0.17)	$(0.80)	$(0.48)	$(1.31)

Shares used to calculate basic net loss per share	13,250	9,454	13,168	9,258

Shares used to calculate diluted net loss per share	13,250	9,454	13,168	9,258

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$49	$1,640	$385	$2,000
Selling, general and administrative	1,292	3,346	3,040	6,768
Severance and related costs	—	—	248	45

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	June 27, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net loss	$(5,669)	$(11,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,259	2,055
Stock-based compensation	3,425	8,768
Provision for uncollectible amounts	11	(10)
Severance and related costs	248	45
Changes in assets and liabilities:
Receivables	(2,014)	(647)
Prepaid expenses	(9,510)	(1,099)
Other assets	(132)	(343)
Accounts payable	430	1,706
Accrued compensation and related costs	502	(1,386)
Unearned revenue	15,266	(209)
Other liabilities	(808)	(488)

Net cash provided by (used in) operating activities	4,008	(3,042)

Cash Flows from Investing Activities:
Capital expenditures and other	(2,476)	(435)

Net cash used in investing activities	(2,476)	(435)

Cash Flows from Financing Activities:
Acquisition of treasury stock	(561)	(2,459)
Increase in restricted cash	(104)	(1,200)
Payment of Series B convertible preferred stock dividends	(2)	(669)
Proceeds from stock options and employee stock purchase plans	65	211
Principal payments under capital lease obligations	(627)	(332)

Net cash used in financing activities	(1,229)	(4,449)

Effect of exchange rate changes on cash and cash equivalents	42	21

Increase (decrease) in cash and cash equivalents	345	(7,905)
Cash and cash equivalents, beginning of period	27,064	21,412

Cash and cash equivalents, end of period	$27,409	$13,507

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$617	$1,487
Capital equipment purchased on credit	617	1,487
Change in net unrealized security gain (loss)	181	(142)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(224)	$(241)

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we,” “eLoyalty,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 27, 2009 and December 27, 2008, the condensed consolidated results of our operations for the three months and six months ended June 27, 2009 and June 28, 2008, and our condensed consolidated cash flows for the six months ended June 27, 2009 and June 28, 2008, and are in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

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

Note Two — Revenue Recognition

Behavioral Analytics™ Service Business Unit

Behavioral Analytics™ Service Line

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to perform Behavioral Analytics™ Service assessments or to provide follow-on consulting services post-deployment, which generally consist of custom data analysis. These assessments and follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of June 27, 2009 and December 27, 2008, deferred revenue totaled $7.9 million and $6.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of June 27, 2009 and December 27, 2008, the Company had deferred costs totaling $5.1 million and $4.9 million, respectively.

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

Integrated Contact Solutions/CRM Business Unit

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

For fixed fee Managed services contracts where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale because the contracts satisfy the requirements for gross reporting under Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. If the contract does not meet the requirements for gross reporting under EITF 99-19, then Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services, and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of vendor-specific objective evidence (“VSOE”) for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, then all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post-contract support (“PCS”) or other deliverables with similar attribution periods, then the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.2 million and $0.4 million has been deferred as of June 27, 2009 and December 27, 2008, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

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

Note Three — Stock-Based Compensation

Under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), stock compensation expense was $1.3 million and $5.0 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and $3.4 million and $8.8 million for the six months ended June 27, 2009 and June 28, 2008, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of June 27, 2009, there were a total of 686,626 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the six months ended June 27, 2009:

	Shares	Weighted Average Price
Nonvested balance at December 27, 2008	904,144	$11.63

Granted	580,000	$3.29
Vested	(367,597)	$10.84
Forfeited	(27,606)	$9.89

Nonvested balance at June 27, 2009	1,088,941	$7.50

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Total fair value of restricted and installment stock awards vested	$0.5	$2.2	$1.7	$4.7

As of June 27, 2009, there remains $6.3 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The 1999 Plan provides that the day after the annual stockholders’ meeting each non-employee director is granted a non-qualified stock option to purchase 5,000 shares of Common Stock. During the second quarter of 2009, 26,000 options were granted to non-employee directors. Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of Common Stock on the grant date and are exercisable for up to 10 years.

Option activity was as follows for the six months ended June 27, 2009:

	Options	Weighted Average Exercise Price
Outstanding as of December 27, 2008	934,402	$17.45

Granted	326,000	$4.56
Exercised	(1,000)	$3.25
Forfeited	(11,457)	$43.82

Outstanding as of June 27, 2009	1,247,945	$13.85

Exercisable as of June 27, 2009	705,282	$17.59

Outstanding intrinsic value at June 27, 2009	$3.3

Exercisable intrinsic value at June 27, 2009	$1.6

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Total fair value of stock options vested	$0.3	$0.3	$0.8	$0.5
Intrinsic value of stock options exercised	—	—	—	—
Proceeds received from option exercises	—	—	—	—

For the three months ended June 27, 2009 and June 28, 2008, the Company recognized compensation expense related to option awards of $0.3 million and $0.2 million, respectively, and $0.6 million and $0.5 million for the six months ended June 27, 2009 and June 28, 2008, respectively.

As of June 27, 2009, there remains $2.6 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The fair value for options granted during the six months ended June 27, 2009 and June 28, 2008, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

For the Six Months Ended
	June 27, 2009	June 28, 2008
Risk-free interest rates	1.8%	2.5% - 3.1%
Expected dividend yield	—	—
Expected volatility	66% - 69%	58% - 59%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of Common Stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 15,820 shares and 12,307 shares were issued during the three months ended June 27, 2009 and June 28, 2008, respectively, and 27,212 and 23,738 shares were issued during the six months ended June 27, 2009 and June 28, 2008, respectively. We recorded $25 thousand and $28 thousand of expense for this plan for the three months ended June 27, 2009 and June 28, 2008, respectively, and $44 thousand and $76 thousand of expense for the six months ended June 27, 2009 and June 28, 2008, respectively.

Note Four — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements, and certain office assets.

In the second quarter of 2009, the Company recorded $0.1 million of expense primarily related to severance and related costs for the elimination of six positions and an adjustment to sublease recoveries. In the second quarter of 2008, the Company recorded $0.3 million of expense primarily related to severance and related costs for the elimination of seventeen positions. For the first six months of 2009, the Company recognized $0.8 million of expense including adjustments primarily due to restructuring actions taken in 2009 for the elimination of nineteen positions and an adjustment to sublease recoveries. In the first six months of 2008, the Company recorded $0.5 million of expense, primarily related to restructuring actions taken in 2008 for the elimination of seventeen positions and 2008 adjustments related to cost reduction activities for actions taken in late fiscal year 2007.

During the first six months of 2009 and 2008, the Company made cash payments of $0.9 million and $1.2 million, respectively, related to cost-reduction actions. The 2009 cash payments are related to severance and related costs, office space reductions, and office closures. The 2008 cash payments are primarily related to severance and related costs. The Company expects substantially all remaining severance and other related accruals to be paid out by the third quarter of 2009 pursuant to agreements entered into with affected employees.

The severance and related costs and their utilization for the six months ended June 27, 2009 are as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 27, 2008	$0.1	$0.4	$0.5

Charges	0.7	—	0.7
Adjustments charged to severance and related costs	—	0.1	0.1

Charged to severance and related costs	0.7	0.1	0.8
Payments	(0.8)	(0.1)	(0.9)

Balance, June 27, 2009	$—	$0.4	$0.4

As of June 27, 2009, the $0.4 million that remains reserved relates to facility lease payments, net of estimated sublease recoveries, and the lease payments will be paid pursuant to contractual lease terms through February 2015. Of the $0.4 million that remained reserved as of June 27, 2009, $0.3 million is recorded in “Other current liabilities,” and the remaining balance of $0.1 million is in “Other long-term liabilities.”

Note Five — Other Long-Term Assets

Other Long-term assets were $8.8 million and $4.8 million as of June 27, 2009, and December 27, 2008, respectively. Other long-term assets primarily consist of deferred costs related to our Behavioral Analytics™ Service Managed services and third-party support costs related to our Integrated Contact Solutions Managed services. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining terms of the relevant contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	June 27, 2009	December 27, 2008
Behavioral Analytics™ Service deferred costs	$4.5	$3.6
Integrated Contact Solutions prepaid third-party support costs	4.0	1.0
Other	0.3	0.2

Total	$8.8	$4.8

Note Six — Current Unearned Revenue

Current unearned revenue was $19.9 million and $11.5 million as of June 27, 2009 and December 27, 2008, respectively. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	June 27, 2009	December 27, 2008
Integrated Contact Solutions Managed Services	$11.3	$7.5
Behavioral Analytics™ Service – Managed Services	8.3	3.6
Other	0.3	0.4

Total	$19.9	$11.5

Note Seven — Long-Term Unearned Revenue

Long-term unearned revenue was $12.1 million and $5.3 million as of June 27, 2009 and December 27, 2008, respectively. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	June 27, 2009	December 27, 2008
Integrated Contact Solutions Managed Services	$6.2	$1.6
Behavioral Analytics™ Service – Managed Services	5.9	3.7

Total	$12.1	$5.3

Note Eight — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net loss	$(1.9)	$(7.3)	$(5.7)	$(11.4)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	0.2	(0.1)	0.2	(0.2)
Effect of currency translation	0.1	—	—	—

Comprehensive net loss	$(1.6)	$(7.4)	$(5.5)	$(11.6)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments and the unrealized gain or loss on marketable securities, was $3.3 million and $3.5 million at June 27, 2009 and December 27, 2008, respectively. The unrealized gain or loss relates to stock of a publicly-traded company, the value of which is included in Other Current Assets.

Note Nine — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net loss	$(1.9)	$(7.3)	$(5.7)	$(11.4)
Series B convertible preferred stock dividends	(0.3)	(0.3)	(0.6)	(0.7)

Net loss available to common stockholders	$(2.2)	$(7.6)	$(6.3)	$(12.1)

Per common share
Basic loss before Series B convertible preferred stock dividends	$(0.14)	$(0.77)	$(0.43)	$(1.24)

Basic net loss	$(0.17)	$(0.80)	$(0.48)	$(1.31)

Weighted average common shares outstanding (in thousands)	13,250	9,454	13,168	9,258

Currently antidilutive common stock equivalents(1) (in thousands)	4,183	3,834	4,056	3,720

(1)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B convertible preferred stock (“Series B Stock”), was not included in the diluted loss per share calculation as it was antidilutive.

Note Ten — Leases

Capital Leases

The Company acquired $0.6 million and $2.4 million of computer equipment and leasehold improvements using capital leases in the first six months of 2009 and in fiscal year 2008, respectively. These assets were related primarily to investments in our Behavioral AnalyticsTM Service Line. The Company is currently required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There was $0.4 million and $0.3 million of depreciation on capital leases in the second quarter of 2009 and 2008, respectively, and $0.6 million and $0.4 million of depreciation on capital leases in the first six months of 2009 and 2008, respectively. All capital leases are for a term of three years. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease investments to increase between $0.8 million and $1.5 million for fiscal year 2009.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 27, 2009:

(In Millions)
Year	Amount
2009	$0.9
2010	1.8
2011	0.9
2012	0.2
Thereafter	0.0

Total minimum lease payments	$3.8
Less: estimated executory costs	(0.3)

Net minimum lease payments	$3.5
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$3.2

Note Eleven — Segment Information

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

The Behavioral Analytics™ Service business segment focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral Analytics™ Service is primarily a hosted solution and is delivered as a managed subscription service. Revenue generated from Behavioral Analytics™ Service assessments, deployments, follow-on consulting services, and subscription services, as well as marketing application hosting and email fulfillment services, is included in this business segment’s financial results.

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

Management believes that Segment Operating Income/(Loss) Before Stock-Based Compensation, Severance and Related Costs, and Depreciation and Amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with general accepted accounting principles. The Company does not allocate depreciation or amortization or other items below the Operating Income/(Loss) level to the business segments. Also, the Company does not track or review asset information, other than capital expenditures and receivables, by reportable segments.

The following table presents summarized information by business segment along with a reconciliation to operating income (loss):

	Segment Reporting Three Months Ended June 27, 2009
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$4.8	$16.5	$—	$21.3
Product	—	0.8	—	0.8

Net revenue	4.8	17.3	—	22.1
Reimbursed expenses	0.1	0.9	—	1.0

Total revenue	4.9	18.2	—	23.1
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(1.0)	3.9	(2.0)	0.9
Stock-based compensation	0.7	0.3	0.3	1.3
Severance and related costs	—	—	0.1	0.1
Depreciation and amortization	—	—	1.3	1.3

Operating income/(loss)	(1.7)	3.6	(3.7)	(1.8)
Interest and other income/(expense)	—	—	—	—
Income taxes	—	—	(0.1)	(0.1)

Net income/(loss)	$(1.7)	$3.6	$(3.8)	$(1.9)

Capital investments	$1.7	$0.1	$0.1	$1.9

	Segment Reporting Three Months Ended June 28, 2008
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$3.5	$14.7	$—	$18.2
Product	—	3.1	—	3.1

Net revenue	3.5	17.8	—	21.3
Reimbursed expenses	0.1	0.7	—	0.8

Total revenue	3.6	18.5	—	22.1
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(2.0)	3.8	(2.7)	(0.9)
Stock-based compensation	1.9	2.4	0.7	5.0
Severance and related costs	—	—	0.3	0.3
Depreciation and amortization	—	—	1.1	1.1

Operating income/(loss)	(3.9)	1.4	(4.8)	(7.3)
Interest and other income/(expense)	—	—	—	—
Income taxes	—	—	—	—

Net income/(loss)	$(3.9)	$1.4	$(4.8)	$(7.3)

Capital investments	$0.4	$—	$—	$0.4

	Segment Reporting Six Months Ended June 27, 2009
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$9.5	$30.6	$—	$40.1
Product	—	12.8	—	12.8

Net revenue	9.5	43.4	—	52.9
Reimbursed expenses	0.2	1.8	—	2.0

Total revenue	9.7	45.2	—	54.9
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(2.1)	7.3	(4.2)	1.0
Stock-based compensation	1.6	0.9	0.9	3.4
Severance and related costs	—	—	0.7	0.7
Depreciation and amortization	—	—	2.3	2.3

Operating income/(loss)	(3.7)	6.4	(8.1)	(5.4)
Interest and other income/(expense)	—	—	(0.2)	(0.2)
Income taxes	—	—	(0.1)	(0.1)

Net income/(loss)	$(3.7)	$6.4	$(8.4)	$(5.7)

Capital investments	$2.5	$0.3	$0.3	$3.1

	Segment Reporting Six Months Ended June 28, 2008
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$8.3	$31.3	$—	$39.6
Product	—	4.9	—	4.9

Net revenue	8.3	36.2	—	44.5
Reimbursed expenses	0.2	1.3	—	1.5

Total revenue	8.5	37.5	—	46.0
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(2.5)	8.3	(6.0)	(0.2)
Stock-based compensation	3.6	3.8	1.4	8.8
Severance and related costs	—	—	0.4	0.4
Depreciation and amortization	—	—	2.1	2.1

Operating income/(loss)	(6.1)	4.5	(9.9)	(11.5)
Interest and other income/(expense)	—	—	0.1	0.1
Income taxes	—	—	—	—

Net income/(loss)	$(6.1)	$4.5	$(9.8)	$(11.4)

Capital investments	$1.7	$0.1	$0.1	$1.9

Note Twelve — Fair Value Measurements

As discussed in Note Thirteen, effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Although the adoption of SFAS No. 157 had no material effect on the consolidated financial statements, the Company is now required to provide additional disclosure as part of its financial statements related to non-financial assets and liabilities effective January 1, 2009.

SFAS No. 157 clarifies that fair value is an exit price and also establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at June 27, 2009 Using
(In millions)	Total carrying at June 27, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.3	$0.3	$—	$—

	Fair Value Measurements at December 27, 2008 Using
(In millions)	Total carrying at Dec. 27, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Available for sale securities	$0.1	$0.1	$—	$—

As of June 27, 2009 and December 27, 2008, respectively, $0.3 million and $0.1 million of investments represented the market value of equity securities in an unrelated publicly-traded company. These marketable securities are classified as available for sale and are included in Other Current Assets on the Company’s balance sheet. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized.

Note Thirteen — Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for the period ending June 27, 2009 and requires prospective application. The Company adopted this standard in the current period and we have evaluated events and transactions occurring after June 27, 2009 through August 6, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our Condensed Consolidated Financial Statements for the period ended June 27, 2009.

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, which amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008, and there was no material effect on its consolidated financial statements. The Company adopted the required provisions of SFAS No. 157-2 for non-financial assets and liabilities on January 1, 2009 and there was no material effect on its consolidated financial statements. The Company adopted the provisions of SFAS 157-3, effective October 2008, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” and there was no impact on its consolidated financial statements. Effective April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result there was no impact on its consolidated financial statements. See Note Twelve for additional information related to the adoption of SFAS No. 157 related to non-financial assets as of January 1, 2009.

Note Fourteen — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 27, 2009.

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

Revenue Recognition

Behavioral Analytics™ Service Business Unit

Behavioral Analytics™ Service Line

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to perform Behavioral Analytics™ Service assessments or to provide follow-on consulting services post-deployment, which generally consist of custom data analysis. These assessments and follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of June 27, 2009 and December 27, 2008, deferred revenue totaled $7.9 million and $6.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of June 27, 2009 and December 27, 2008, the Company had deferred costs totaling $5.1 million and $4.9 million, respectively.

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

Integrated Contact Solutions/CRM Business Unit

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

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale because the contracts satisfy the requirements for Gross reporting under EITF 99-19. Software revenue is recognized in accordance with SOP 97-2 “Software Revenue Recognition”.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services, and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, SOP 97-2 requires determination of VSOE for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, then all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are PCS or other deliverables with similar attribution periods, then the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.2 million and $0.4 million has been deferred as of June 27, 2009 and December 27, 2008, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2001 through the first six months of 2009. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. A portion of the accruals relating to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. An adjustment related to sublease efforts was made in the first six months of 2009.

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

•	Risks involving the variability and predictability of the number, size, scope, cost, duration of, and revenue from client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including those related to the Behavioral Analytics™ Service;

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

eLoyalty has designed a scalable application platform to enable the Company to implement and operate the Behavioral Analytics™ Service for its clients. The Behavioral Analytics™ Service is primarily hosted by eLoyalty and delivered as a managed subscription service. Consulting services revenue consists of assessment services and follow-on consulting services and Managed services revenue consists of deployment and subscription services.

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

In the second half of 2009, we expect moderate growth in our Managed services revenue, compared to the first half of 2009, as a result of higher Integrated Contact Solutions support and substantially higher Behavioral Analytics™ Service deployment and subscription revenue. Overall, 2009 Managed services revenue is expected to be moderately higher than in 2008. Managed services revenue is expected to increase as a percentage of our services revenue, above the 54% level achieved in 2008.

Consulting services revenue is expected to decline moderately in the second half of 2009, compared to the first half of 2009, due to significant decline in demand for our Traditional CRM Consulting services and lower Integrated Contact Solutions Consulting services revenue due to the timing of normal project cycles. Overall, 2009 Consulting services revenue is expected to moderately decrease in comparison to 2008.

Product revenue is expected to decline significantly in the second half of 2009 compared to the first half of 2009. The significant growth in the first half of 2009 was the result of two large product resales in the first quarter of 2009. As a result of these resales, overall 2009 Product revenue should be significantly higher than in 2008. The strength or weakness of Product revenue in any given quarter is not indicative of a potential trend as these revenue levels may fluctuate significantly because the Company is not always selected as the product supplier for an engagement.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary service lines. In particular, we continue to make significant investments in the resources required to develop, deliver, and support our Behavioral Analytics™ Service. These investments may affect our profitability and cash resources in 2009, but we believe they are required to continue to build our Integrated Contact Solutions and Behavioral Analytics™ Service businesses, Managed services backlog and to maintain and strengthen our competitive advantage. As a result, management has assessed and will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $108.9 million as of June 27, 2009 and $73.9 million as of December 27, 2008. The increase in backlog is primarily due to the signing of several Behavioral Analytics™ Service agreements and several Integrated Contact Solutions support agreements in the first six months of 2009. The Company anticipates the Managed services backlog will increase in 2009 compared to 2008. Of the June 27, 2009 backlog, 72% is related to the Behavioral Analytics™ Service, 22% is related to our Integrated Contact Solutions offerings, and the remaining balance is related to other Managed services.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported backlog is expected to be recognized as follows: $23.8 million in 2009; $34.3 million in 2010; $24.3 million in 2011; and $26.5 million in 2012 and thereafter.

Second Quarter 2009 Compared with Second Quarter 2008

Net Revenue

	Second Quarter
	2009		2008
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$11.6	52%	$9.4	44%
Consulting services	9.7	44%	8.8	41%

Services revenue	21.3	96%	18.2	85%
Product	0.8	4%	3.1	15%

Net revenue	22.1	100%	21.3	100%
Reimbursed expenses	1.0		0.8

Total revenue	$23.1		$22.1

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 4% to $22.1 million in the second quarter of 2009, an increase of $0.8 million from $21.3 million in the second quarter of 2008.

Revenue from Managed services was $11.6 million in the second quarter of 2009, an increase of $2.2 million, or 23%, from $9.4 million in the second quarter of 2008. The increase in revenue from Managed services resulted from the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line and the impact of several Behavioral Analytics™ Service arrangements transitioning to the subscription phase, which was partially offset by a decline in demand for our Marketing Managed Services.

Revenue from Consulting services increased by $0.9 million in the second quarter of 2009 to $9.7 million, from $8.8 million in the second quarter of 2008, an increase of 10%. Consulting services revenue from our Integrated Contact Solutions Service Line increased 62% in the second quarter of 2009 compared to the second quarter of 2008. This increase was primarily driven by the impact of one large project signed in the first quarter of 2009, which was largely offset by a 30% decline in our Traditional CRM Service Line driven by reduced spending by our largest clients that utilize these services. Spending by our clients who utilize our Consulting services may fluctuate between periods in all service lines due to the short-term nature of these engagements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $170 in the second quarter of 2009 from $156 in the second quarter of 2008. This increase was due to a higher mix of Integrated Contact Solutions Service Line projects, which have higher average bill rates than our Traditional CRM Service Line and higher billing rates for several Traditional CRM Service Line projects. Headcount associated with our Consulting services decreased in the second quarter of 2009 compared to the second quarter of 2008 because of staff reductions associated with the decline in our Traditional CRM Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, increased to 76% for the second quarter of 2009 from 69% for the second quarter of 2008 as a result of fewer billable consultants and increased Consulting services revenue.

Revenue from the sale of Product was $0.8 million in the second quarter of 2009, a decrease of $2.3 million from $3.1 million in the second quarter of 2008. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 42% of total revenue in the second quarters of both 2009 and 2008. The top 10 clients accounted for 60% of total revenue in the second quarter of 2009, compared to 56% in the second quarter of 2008. The top 20 clients accounted for 78% of total revenue in the second quarter of 2009, compared to 74% of total revenue in the second quarter of 2008. Two clients, Sears Holding Management Corporation and United HealthCare Services, Inc., accounted for 12% and 10% of total revenue in the second quarter of 2009, respectively. United HealthCare Services, Inc., and Discover Financial Services accounted for 17% and 11% of total revenue in the second quarter of 2008, respectively. There were no other clients that accounted for 10% or more of total revenue in either year. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general and administrative personnel working on direct, revenue generation activities and third-party pass-through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in the second quarter of 2009 was $12.8 million, or 60% of Services revenue, compared to $13.6 million, or 75% of Services revenue, in the second quarter of 2008. The decrease in cost was largely due to lower internal and external resource costs of $1.4 million, which was partially offset by increased amortization of Behavioral Analytics™ Service deferred implementation costs of $0.2 million and an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $0.4 million.

The Cost of services percentage decreased primarily due to higher utilization of our Consulting services resources of 3%, higher average bill rate of 3% and the impact of lower costs of 8%.

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

Cost of product in the second quarter of 2009 was $0.7 million, or 86% of Product revenue, compared to $2.4 million, or 78% of Product revenue in the second quarter of 2008. The cost decrease corresponds to the decrease in Product revenue. The percentage increase was primarily due to the mix of Product sold in the second quarter of 2009.

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

Selling, general and administrative expenses decreased $2.2 million to $9.0 million in the second quarter of 2009 from $11.2 million in the second quarter of 2008. This decrease is primarily a factor of lower personnel costs of $1.9 million relating to headcount and salary reductions and other restructuring actions.

Severance and Related Costs

In 2009, in response to the current business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. In 2008 and prior periods, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in the second quarter of 2009 are anticipated to be $0.7 million annually. The cost reduction actions taken in fiscal year 2008 resulted in annual cash savings of $4.0 million. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the third quarter of 2009, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs were $0.1 million in the second quarter of 2009 compared to $0.3 million in the second quarter of 2008. The $0.1 million of expense recorded in the second quarter of 2009 is for the elimination of six positions and an adjustment to sublease recoveries. The $0.3 million of expense recorded in the second quarter of 2008 was primarily due to restructuring actions taken in 2008 for the elimination of seventeen positions.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 16%, to $1.3 million in the second quarter of 2009 compared to $1.1 million in the second quarter of 2008. The $0.2 million increase in depreciation and amortization is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $1.8 million for the second quarter of 2009, compared to an operating loss of $7.3 million for the second quarter of 2008.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income remained constant at a nominal amount in both the second quarter of 2009 and 2008.

Income Tax Provision

The income tax provision was less than $0.1 million in the second quarter of both 2009 and 2008. As of June 27, 2009, total deferred tax assets of $59.0 million are offset by a valuation allowance of $58.9 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $2.2 million in the second quarter of 2009 compared to a net loss available to common stockholders of $7.6 million in the second quarter of 2008. These losses include accrued dividends to preferred stockholders of $0.3 million in both the second quarter of 2009 and 2008. The net loss was $0.17 per share on a basic and diluted basis in the second quarter of 2009, compared to a net loss of $0.80 per share on a basic and diluted basis in the second quarter of 2008.

First Six Months of 2009 Compared with First Six Months of 2008

Net Revenue

	Six Months Ended
	June 27, 2009		June 28, 2008
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$22.8	43%	$20.2	45%
Consulting services	17.3	33%	19.4	44%

Services revenue	40.1	76%	39.6	89%
Product	12.8	24%	4.9	11%

Net revenue	52.9	100%	44.5	100%
Reimbursed expenses	2.0		1.5
Total revenue	$54.9		$46.0

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 19% to $52.9 million in the first six months of 2009, an increase of $8.4 million from $44.5 million in the first six months of 2008.

Revenue from Managed services was $22.8 million in the first six months of 2009, an increase of $2.6 million, or 13%, from $20.2 million in the first six months of 2008. The increase in revenue from Managed services resulted from the impact of the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line and several Behavioral Analytics™ Service arrangements transitioning to the subscription phase, which was partially offset by a decline in demand for our Marketing Managed Services.

Revenue from Consulting services decreased by $2.1 million in the first six months of 2009 to $17.3 million, from $19.4 million in the first six months of 2008, a decrease of 11%. The decrease in revenue is mainly due to a 47% decline in our Traditional CRM Service Line driven by reduced spending by our largest clients that utilize these services. Revenue from Consulting services from our Integrated Contact Solutions Service Line in the first six months of 2009 increased 46% compared to the first six months of 2008. This growth is due to the revenue generated from several large contracts signed in the last half of 2008 and the first quarter of 2009. Spending by our clients who utilize our Consulting services may fluctuate between periods in all service lines due to the short-term nature of these engagements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $164 in the first six months of 2009 from $157 in the first six months of 2008. This increase was the result of a higher mix of Integrated Contact Solutions Service Line projects, which have higher average bill rates than our Traditional CRM Service Line. Headcount associated with our Consulting services decreased in the first six months of 2009 compared to the first six months of 2008 because of staff reductions associated with the decline in our Traditional CRM Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, increased to 72% for the first six months of 2009 from 70% for the first six months of 2008 as a result of fewer billable consultants.

Revenue from the sale of Product was $12.8 million in the first six months of 2009, an increase of $7.9 million from $4.9 million in the first six months of 2008. This increase is due to the signing of two large contracts in the first six months of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 49% of total revenue in the first six months of 2009, compared to 40% in the first six months of 2008. The top 10 clients accounted for 65% of total revenue in the first six months of 2009, compared to 56% in the first six months of 2008. The top 20 clients accounted for 81% of total revenue in the first six months of 2009, compared to 72% of total revenue in the first six months of 2008. One client, Sears Holding Management Corporation accounted for 21% of total revenue in the first six months of 2009. United HealthCare Services, Inc. accounted for 20% of total revenue in the first six months of 2008. There were no other clients that accounted for 10% or more of total revenue in either period. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of revenue before reimbursed expenses includes Cost of services and Cost of product, each of which is discussed below.

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general and administrative personnel working on direct, revenue generation activities and third-party pass-through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in the first six months of 2009 was $25.5 million, or 64% of Services revenue, compared to $26.9 million, or 68% of Services revenue, in the first six months of 2008. The decrease in cost was largely due to lower internal and external resource costs of $2.4 million and reduced discretionary travel expense of $0.3 million, which was partially offset by decreased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs of $0.6 million and an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $0.6 million. The Cost of services percentage decreased primarily due to higher utilization of our Consulting services resources of 1%, higher average bill rate of 1% and the impact of lower costs of 2%.

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

Cost of product in the first six months of 2009 was $11.1 million, or 86% of Product revenue, compared to $3.8 million, or 78% of Product revenue in the first six months of 2008. The cost increase corresponds to the increase in Product revenue. The percentage increase was primarily due to lower margins on a large Product resale in the first six months of 2009.

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

Selling, general and administrative expenses decreased $4.0 million to $18.7 million in the first six months of 2009 from $22.7 million in the first six months of 2008. This decrease is primarily a factor of lower personnel costs of $3.2 million relating to headcount and salary reductions and other restructuring actions, reduced outside services expense of $0.3 million and reduced office space of $0.2 million.

Severance and Related Costs

In 2009, in response to the current business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. In 2008 and prior periods, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in the first six months of 2009 are anticipated to be $2.2 million annually. The cost reduction actions taken in fiscal year 2008 resulted in annual cash savings of $4.0 million. Substantially all severance and related costs associated with cost reduction activities should be paid out by the end of the third quarter of 2009, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs were $0.8 million in the first six months of 2009 compared to $0.5 million in the first six months of 2008. This $0.8 million of expense recorded in the first six months of 2009 is primarily due to restructuring actions taken in 2009 for the elimination of nineteen positions and an adjustment to sublease recoveries. In the first six months of 2008, the Company recorded $0.5 million of expense primarily due to restructuring actions taken in 2008 for the elimination of seventeen positions and 2008 adjustments related to cost reduction activities for actions taken in late fiscal year 2007.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 10%, to $2.3 million in the first six months of 2009 compared to $2.1 million in the first six months of 2008. The $0.2 million increase in depreciation and amortization is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $5.4 million for the first six months of 2009, compared to an operating loss of $11.5 million for the first six months of 2008.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.2 million of expense in the first six months of 2009 compared to $0.1 million of income in the first six months of 2008. The $0.3 million decrease was primarily related to $0.2 million of interest expense for our capital lease obligations and lower average yields on our investments in the first six months of 2009 compared to the first six months of 2008.

Income Tax Provision

The income tax provision was less than $0.1 million in the first six months of both 2009 and 2008. As of June 27, 2009, total deferred tax assets of $59.0 million are offset by a valuation allowance of $58.9 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $6.3 million in the first six months of 2009 compared to a net loss available to common stockholders of $12.1 million in the first six months of 2008. These losses include accrued dividends to preferred stockholders of $0.6 million in the first six months of both 2009 and 2008. The net loss was $0.48 per share on a basic and diluted basis in the first six months of 2009, compared to a net loss of $1.31 per share on a basic and diluted basis in the first six months of 2008.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements and other revenue generation and growth investments. As of June 27, 2009, our principal capital resources consist of our cash and cash equivalent balances of $27.4 million, which includes $1.4 million in foreign bank accounts, and restricted cash of $3.8 million.

Our cash and cash equivalents position increased $0.3 million, or 1%, as of June 27, 2009, from $27.1 million as of December 27, 2008. The increase in cash in the first six months of 2009 was primarily the result of a decrease in working capital, offset by operating loss excluding non-cash items, acquisition of treasury stock, and capital expenditures. The $0.1 million increase in restricted cash in the first six months of 2009 was primarily due to an increase in collateral for a letter of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company’s cash flows generated $4.0 million of cash in operating activities during the first six months of 2009 and used $3.0 million of cash during the first six months of 2008. Cash generated from operating activities during the first six months of 2009 was primarily due to higher unearned revenue resulting from client prepayments, partially offset by an increase in average days outstanding (“DSO”) resulting in higher accounts receivable, higher prepaid costs associated with unearned revenue, and higher product rebate receivables.

During the first six months of 2009 cash flows consisted primarily of higher unearned revenue of $15.3 million, partially offset by higher prepaid costs associated with unearned revenue of $6.0 million, higher DSO of $2.8 million, and increased prepaid compensation of $2.6 million. Cash used in operating activities in the first six months of 2008 consisted primarily of an increase in working capital of $0.8 million, a decrease in long-term liabilities of $1.5 million and a net loss before depreciation, amortization and stock-based compensation of $0.6 million.

DSO was 47 days at June 27, 2009 compared to 36 days at December 27, 2008, an increase of 11 days. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for an update on cash collections. At June 27, 2009, there remained $0.4 million of unpaid severance and related costs. See Note Four “Severance and Related Costs.”

Cash Flows from Investing Activities

The Company used $2.5 million and $0.4 million of cash in investing activities during the first six months of 2009 and 2008, respectively, primarily to purchase computer hardware and software. We currently expect our capital investments to be between $4.0 million and $5.5 million for fiscal year 2009 and plan on funding less than 30% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $1.2 million and $4.4 million of cash in financing activities during the first six months of 2009 and 2008, respectively. Net cash outflows of $1.2 million were primarily attributable to $0.6 million of cash used to acquire treasury stock, $0.6 million of principal payments under our capital lease obligations, and a $0.1 million decrease in restricted cash partially offset by proceeds of $0.1 million from employee stock purchase plans. Net cash outflows of $4.4 million during the first six months of 2008 were primarily attributable to $2.5 million of cash used to acquire treasury stock, $1.2 million increase in restricted cash to support our collateral requirements for our capital lease agreements, $0.7 million of cash used to pay dividends on Series B Stock, and $0.3 million of principal payments under our capital lease obligation partially offset by proceeds of $0.2 million from employee stock purchase plans. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings and the Salary Replacement Program.

During the second quarter of 2009, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock payable July 1, 2009. Prior to June 2009, in order to conserve cash given the then-current macro-economic uncertainties, the semi-annual cash dividend on the Series B Stock was suspended January 1, 2009 (the amount of the semi-annual dividend due at that time was $0.6 million). Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company expects to continue to acquire treasury stock between $0.1 million and $0.2 million during the third quarter of 2009 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $27.4 million as of June 27, 2009. In addition, our restricted cash of $3.8 million with Bank of America (the “Bank”) at June 27, 2009 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

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

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of June 27, 2009. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.8 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.2 million remains available under the Facility at June 27, 2009. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first six months of 2009 or 2008.

Accounts Receivable Customer Concentration

As of June 27, 2009, two clients, Sears Holding Management Corporation and Los Angeles Department of Water and Power, accounted for 21% and 15% of total gross accounts receivable, respectively. Of those amounts, we have collected 31% from Sears Holding Management Corporation and 38% from Los Angeles Department of Water and Power through August 4, 2009. Of the total June 27, 2009 gross accounts receivable, we have collected 44% as of August 4, 2009. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of June 27, 2009 and December 27, 2008 remained constant at $3.2 million. We have a capital lease agreement with a lease company to lease hardware and software. The Company is currently required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. We expect capital lease investments to increase between $0.8 million and $1.5 million for fiscal year 2009.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of June 27, 2009. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.8	$—	$3.8	$—	$—
Operating leases	3.3	1.4	1.1	0.6	0.2
Capital leases	3.8	1.9	1.9	—	—
Severance and related costs	0.6	0.2	0.2	0.2	—
Purchase obligations	7.2	7.2	—	—	—

Total	$18.7	$10.7	$7.0	$0.8	$0.2

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of the Form 10-K for the year ended December 27, 2008, no net contractual obligations related to FIN 48 adjustments exist as of June 27, 2009.

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of June 27, 2009 and December 27, 2008.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in the first six months of 2009 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of June 27, 2009 and December 27, 2008.

Purchase Obligations

Purchase obligations include $4.9 million of commitments reflected as liabilities on our balance sheet as of June 27, 2009, as well as $2.3 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $7.2 million as of December 27, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for the period ending June 27, 2009 and requires prospective application. The Company adopted this standard in the current period and we have evaluated events and transactions occurring after June 27, 2009 through August 6, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our Condensed Consolidated Financial Statements for the period ended June 27, 2009.

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, which amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008, and there was no material effect on its consolidated financial statements. The Company adopted the required provisions of SFAS No. 157-2 for non-financial assets and liabilities on January 1, 2009 and there was no material effect on its consolidated financial statements. The Company adopted the provisions of SFAS 157-3, effective October 2008, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” and there was no impact on its consolidated financial statements. Effective April 2009, the FASB issued FSP FAS 157-4, “Determining Fair

Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result there was no impact on its consolidated financial statements. See Note Twelve for additional information related to the adoption of SFAS No. 157 related to non-financial assets as of January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We provide solutions to clients in a number of countries, including the United States, Australia, Canada, Germany, Ireland, and the United Kingdom. For the quarter ended June 27, 2009 and June 28, 2008, 5% and 7%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Evaluation of Disclosure Controls and Procedures

eLoyalty maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized, and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to affect materially, eLoyalty’s internal control over financial reporting.

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the second quarter of 2009. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 29, 2009 – May 28, 2009	—	$—
May 29, 2009 – June 27, 2009	18,308	$7.03

Total	18,308	$7.03

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 14, 2009. Represented at the Annual Meeting, either in person or by proxy, were 16,251,878 voting shares, consisting of common stock and Series B preferred stock. This represented more than a majority of the shares of eLoyalty common and Series B preferred stock outstanding on the record date for the Annual Meeting and therefore constituted a quorum. Each share present was entitled to one vote.

The following actions were taken at the Annual Meeting:

1.	Messrs. Coxe and Kohler, the nominees for election as Class I Directors at the Annual Meeting, were elected to serve as members of eLoyalty’s Board of Directors for a three year term expiring in 2012. The vote for Mr. Coxe was: 16,075,721 shares voted in favor of election, and 176,157 votes withheld. The vote for Mr. Kohler was: 16,216,386 shares voted in favor of election and 35,492 votes withheld. The terms of office of the following directors continued after the meeting: Messrs. Feinberg and Staley (whose terms expire at the 2010 Annual Meeting) and Messrs. Conway, Mullen and Murray (whose terms expire at the 2011 Annual Meeting).

2.	Stockholders ratified the appointment of Grant Thornton LLP as eLoyalty’s independent public accountants for its current fiscal year ending December 26, 2009. The vote was: 16,235,878 shares voted in favor of the ratification of such appointment; 12,092 voted against it, and 3,908 shares abstained from voting.

Item 6.	Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on August 6, 2009.

eLOYALTY CORPORATION

By	/S/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)