Form 10-Q
period 2009-09-26
ELOYALTY CORP
filed 2009-11-05
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 29, 2009 was 14,218,007.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 26, 2009	December 27, 2008
ASSETS:
Current Assets:
Cash and cash equivalents	$29,397	$27,064
Restricted cash	3,746	3,655
Receivables, (net of allowances of $79 and $107)	11,394	10,005
Prepaid expenses	11,518	7,783
Other current assets	2,309	1,251

Total current assets	58,364	49,758
Equipment and leasehold improvements, net	6,978	6,424
Goodwill	2,643	2,643
Intangibles, net	493	611
Other long-term assets	8,905	4,787

Total assets	$77,383	$64,223

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$3,638	$3,904
Accrued compensation and related costs	5,979	4,994
Unearned revenue	20,981	11,525
Other current liabilities	4,859	4,647

Total current liabilities	35,457	25,070
Long-term unearned revenue	13,522	5,274
Other long-term liabilities	2,060	2,572

Total liabilities	51,039	32,916

Redeemable Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,617,309 and 3,619,537 shares issued and outstanding with a liquidation preference of $19,417 and $19,107 at September 26, 2009 and December 27, 2008, respectively	18,448	18,460

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,843,887 and 14,152,702 shares issued at September 26, 2009 and December 27, 2008, respectively; and 14,210,245 and 13,661,746 outstanding at September 26, 2009 and December 27, 2008, respectively	148	142
Additional paid-in capital	202,477	198,853
Accumulated deficit	(188,020)	(180,201)
Treasury stock, at cost, 633,642 and 490,956 shares at September 26, 2009 and December 27, 2008, respectively	(3,172)	(2,457)
Accumulated other comprehensive loss	(3,537)	(3,490)

Total stockholders’ equity	7,896	12,847

Total liabilities and stockholders’ equity	$77,383	$64,223

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Revenue:
Services	$19,688	$18,198	$59,764	$57,769
Product	1,977	956	14,847	5,851

Revenue before reimbursed expenses (net revenue)	21,665	19,154	74,611	63,620
Reimbursed expenses	1,033	941	2,996	2,487

Total revenue	22,698	20,095	77,607	66,107

Operating expenses:
Cost of services	12,507	11,673	38,027	38,598
Cost of product	1,353	1,041	12,470	4,865

Cost of revenue before reimbursed expenses	13,860	12,714	50,497	43,463
Reimbursed expenses	1,033	941	2,996	2,487

Total cost of revenue, exclusive of depreciation and amortization shown below:	14,893	13,655	53,493	45,950
Selling, general and administrative	8,870	10,608	27,609	33,285
Severance and related costs	276	686	1,028	1,138
Depreciation and amortization	1,114	1,094	3,373	3,149

Total operating expenses	25,153	26,403	85,503	83,522

Operating loss	(2,455)	(5,948)	(7,896)	(17,415)
Interest and other income (expense), net	287	(95)	93	(13)

Loss before income taxes	(2,168)	(6,043)	(7,803)	(17,428)
Income tax benefit (provision)	18	(27)	(16)	(76)

Net loss	(2,150)	(6,070)	(7,819)	(17,504)
Dividends related to Series B convertible preferred stock	(322)	(324)	(969)	(973)

Net loss available to common stockholders	$(2,472)	$(6,394)	$(8,788)	$(18,477)

Basic net loss per common share	$(0.19)	$(0.63)	$(0.66)	$(1.93)

Diluted net loss per common share	$(0.19)	$(0.63)	$(0.66)	$(1.93)

Shares used to calculate basic net loss per share	13,317	10,171	13,218	9,562

Shares used to calculate diluted net loss per share	13,317	10,171	13,218	9,562

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$34	$682	$419	$2,682
Selling, general and administrative	1,222	2,376	4,262	9,144
Severance and related costs	—	58	248	103

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008
Cash Flows from Operating Activities:
Net loss	$(7,819)	$(17,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,373	3,149
Stock-based compensation	4,681	11,826
Provision for uncollectible amounts	10	(16)
Severance and related costs	248	229
Changes in assets and liabilities:
Receivables	(1,339)	2,110
Prepaid expenses	(8,323)	(325)
Other assets	(1,456)	(2,836)
Accounts payable	(270)	2,391
Accrued compensation and related costs	957	(903)
Unearned revenue	17,678	2,081
Other liabilities	(502)	2

Net cash provided by operating activities	7,238	204

Cash Flows from Investing Activities:
Capital expenditures and other	(2,987)	(641)
Sale of short-term investments	337	—

Net cash used in investing activities	(2,650)	(641)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(994)	(538)
Acquisition of treasury stock	(715)	(3,123)
Payment of Series B convertible preferred stock dividends	(648)	(1,317)
Increase in restricted cash	(91)	(1,200)
Proceeds from stock options and employee stock purchase plans	112	287
Rights offering, net	—	14,898

Net cash (used in) provided by financing activities	(2,336)	9,007

Effect of exchange rate changes on cash and cash equivalents	81	(131)

Increase in cash and cash equivalents	2,333	8,439
Cash and cash equivalents, beginning of period	27,064	21,412

Cash and cash equivalents, end of period	$29,397	$29,851

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$865	$1,986
Capital equipment purchased on credit	865	1,986
Change in net unrealized security loss	(108)	(211)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(293)	$(367)

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we,” “eLoyalty,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 26, 2009 and December 27, 2008, the condensed consolidated results of our operations for the three months and nine months ended September 26, 2009 and September 27, 2008, and our condensed consolidated cash flows for the nine months ended September 26, 2009 and September 27, 2008, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of September 26, 2009 and December 27, 2008, deferred revenue totaled $8.8 million and $6.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of September 26, 2009 and December 27, 2008, the Company had deferred costs totaling $5.5 million and $4.9 million, respectively. These costs are included in Prepaid expenses and Other long-term assets.

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

For fixed fee Managed services contracts where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale. If the contract does not meet the requirements for gross reporting, then Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services, and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, vendor-specific objective evidence (“VSOE”) must be determined for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, then all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are post-contract support (“PCS”) or other deliverables with similar attribution periods, then the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.7 million and $0.4 million has been deferred as of September 26, 2009 and December 27, 2008, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

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

Multiple-element arrangements are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, then revenue is deferred until all elements have been delivered to the client. If PCS or similar services are the only remaining activity without established fair value, then the revenue is recognized ratably over the service period.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting. An equivalent amount of reimbursable expenses is included in Cost of revenue.

Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as unearned revenue until revenue recognition criteria are met.

Note Three — Stock-Based Compensation

Stock compensation expense was $1.3 million and $3.1 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and $4.7 million and $11.8 million for the nine months ended September 26, 2009 and September 27, 2008, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of September 26, 2009, there were a total of 717,792 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the nine months ended September 26, 2009:

	Shares	Weighted Average Price
Nonvested balance at December 27, 2008	904,144	$11.63

Granted	585,000	$3.34
Vested	(430,238)	$10.77
Forfeited	(29,689)	$9.80

Nonvested balance at September 26, 2009	1,029,217	$7.33

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Total fair value of restricted and installment stock awards vested	$0.6	$0.8	$2.3	$5.5

As of September 26, 2009, there remained $5.5 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 2.3 years.

Stock Options

For the three months ended September 26, 2009 and September 27, 2008, the Company recognized compensation expense related to option awards of $0.3 million and $0.2 million, respectively, and $0.9 million and $0.8 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Option activity was as follows for the nine months ended September 26, 2009:

	Options	Weighted Average Exercise Price
Outstanding as of December 27, 2008	934,402	$17.45

Granted	326,000	$4.56
Exercised	(1,000)	$3.25
Forfeited	(27,357)	$38.70

Outstanding as of September 26, 2009	1,232,045	$13.58

Exercisable as of September 26, 2009	736,878	$16.80

Outstanding intrinsic value at September 26, 2009 (in millions)	$1.9

Exercisable intrinsic value at September 26, 2009 (in millions)	$1.0

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Total fair value of stock options vested	$0.3	$0.2	$1.1	$0.6
Intrinsic value of stock options exercised	—	—	—	—
Proceeds received from option exercises	—	—	—	—

As of September 26, 2009, there remains $2.3 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 2.3 years.

The fair value for options granted during the nine months ended September 26, 2009 and September 27, 2008, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

For the Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008
Risk-free interest rates	1.8%	2.5% - 3.1%
Expected dividend yield	—	—
Expected volatility	66% - 69%	58% - 59%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of Common Stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 12,658 shares and 17,776 shares were issued during the three months ended September 26, 2009 and September 27, 2008, respectively, and 39,870 and 41,514 shares were issued during the nine months ended September 26, 2009 and September 27, 2008, respectively. We recorded $23 thousand and $25 thousand of expense for this plan for the three months ended September 26, 2009 and September 27, 2008, respectively, and $67 thousand and $101 thousand of expense for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Note Four — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements, and certain office assets.

In the third quarter of 2009, the Company recorded $0.3 million of expense primarily related to severance and related costs for the elimination of seven positions. In the third quarter of 2008, the Company recorded $0.7 million of expense primarily related to severance and related costs for the elimination of seven positions. For the first nine months of 2009, the Company recognized $1.0 million of expense including adjustments primarily due to restructuring actions taken in 2009 for the elimination of twenty-six positions. In the first nine months of 2008, the Company recorded $1.1 million of expense, primarily related to restructuring actions taken in 2008 for the elimination of twenty-four positions and the reduction of leased office space.

During the first nine months of 2009 and 2008, the Company made cash payments of $1.2 million and $1.3 million, respectively, related to cost-reduction actions. The 2009 cash payments were primarily related to severance and related costs, office space reductions, and office closures. The 2008 cash payments were primarily related to severance and related costs and the reduction of leased office space.

The severance and related costs and their utilization for the nine months ended September 26, 2009 and September 27, 2008 were as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 27, 2008	$0.1	$0.4	$0.5

Charges	1.0	—	1.0
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	1.0	—	1.0
Payments	(1.1)	(0.1)	(1.2)

Balance, September 26, 2009	$—	$0.3	$0.3

As of September 26, 2009, the $0.3 million that remained reserved relates to facility lease payments, net of estimated sublease recoveries, and the lease payments will be paid pursuant to contractual lease terms through February 2015. Of the $0.3 million that remained reserved as of September 26, 2009, $0.2 million is recorded in “Other current liabilities,” and the remaining balance of $0.1 million is in “Other long-term liabilities.”

(In millions)	Employee Severance	Facilities	Total
Balance, December 29, 2007	$0.8	$—	$0.8

Charges	0.9	0.2	1.1
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.9	0.2	1.1
Payments	(1.2)	(0.1)	(1.3)

Balance, September 27, 2008	$0.5	$0.1	$0.6

Of the $0.6 million that remained reserved as of September 27, 2008, $0.5 million related to severance payments and is recorded in “Accrued compensation and related costs,” and the remaining balance of $0.1 million is recorded in “Other current liabilities.”

Note Five — Other Long-Term Assets

Other long-term assets were $8.9 million and $4.8 million as of September 26, 2009 and December 27, 2008, respectively. Other long-term assets primarily consist of deferred costs related to our Behavioral Analytics™ Service Managed services and third-party support costs related to our Integrated Contact Solutions Managed services. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining terms of the relevant contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	September 26, 2009	December 27, 2008
Integrated Contact Solutions prepaid third-party support costs	$4.5	$1.0
Behavioral Analytics™ Service deferred costs	4.3	3.6
Other	0.1	0.2

Total	$8.9	$4.8

Note Six — Current Unearned Revenue

Current unearned revenue was $21.0 million and $11.5 million as of September 26, 2009 and December 27, 2008, respectively. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	September 26, 2009	December 27, 2008
Integrated Contact Solutions Managed Services	$10.1	$7.5
Behavioral Analytics™ Service – Managed Services	9.8	3.6
Other	1.1	0.4

Total	$21.0	$11.5

Note Seven — Long-Term Unearned Revenue

Long-term unearned revenue was $13.5 million and $5.3 million as of September 26, 2009 and December 27, 2008, respectively. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	September 26, 2009	December 27, 2008
Integrated Contact Solutions Managed Services	$7.3	$1.6
Behavioral Analytics™ Service – Managed Services	6.2	3.7

Total	$13.5	$5.3

Note Eight — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net loss	$(2.2)	$(6.1)	$(7.8)	$(17.5)
Other comprehensive loss:
Unrealized loss on marketable securities	(0.3)	—	(0.1)	(0.2)
Effect of currency translation	0.1	(0.1)	0.1	(0.1)

Comprehensive net loss	$(2.4)	$(6.2)	$(7.8)	$(17.8)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments and the unrealized loss on marketable securities, was $3.5 million at September 26, 2009 and December 27, 2008. The unrealized loss related to stock of a publicly-traded company that was classified as available-for-sale and the fair value was included in Other current assets on the Company’s balance sheet. During the three months ended September 26, 2009, the Company sold these equity securities for $0.3 million.

Note Nine — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net loss	$(2.2)	$(6.1)	$(7.8)	$(17.5)
Series B convertible preferred stock dividends(1)	(0.3)	(0.3)	(1.0)	(1.0)

Net loss available to common stockholders	$(2.5)	$(6.4)	$(8.8)	$(18.5)

Per common share
Basic loss before Series B convertible preferred stock dividends	$(0.17)	$(0.60)	$(0.59)	$(1.83)

Basic net loss	$(0.19)	$(0.63)	$(0.66)	$(1.93)

Weighted average common shares outstanding (in thousands)	13,317	10,171	13,218	9,562

Currently antidilutive common stock equivalents(2) (in thousands)	4,277	3,592	4,129	3,678

(1)	During the second quarter of 2009, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock payable July 1, 2009.
(2)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the 7% Series B convertible preferred stock (“Series B Stock”), was not included in the diluted loss per share calculation as it was antidilutive.

Note Ten — Leases

Capital Leases

The Company acquired $0.9 million and $2.4 million of computer equipment and leasehold improvements using capital leases in the first nine months of 2009 and in fiscal year 2008, respectively. These assets were related primarily to investments in our Behavioral AnalyticsTM Service Line. The Company is currently required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. There was $0.4 million and $0.3 million of depreciation on capital leases in the third quarter of 2009 and 2008, respectively, and $1.0 million and $0.7 million of depreciation on capital leases in the first nine months of 2009 and 2008, respectively. All capital leases are for a term of three years. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease investments to increase between $0.9 million and $1.3 million for fiscal year 2009.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 26, 2009:

(In Millions)
Year	Amount
2009	$0.5
2010	1.9
2011	1.0
2012	0.2
Thereafter	—

Total minimum lease payments	$3.6
Less: estimated executory costs	(0.4)

Net minimum lease payments	$3.2
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$2.9

Note Eleven — Segment Information

Beginning in 2008, the Company has operated in two business segments, the Behavioral Analytics™ Service and Integrated Contact Solutions/CRM. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

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

The following table presents summarized information by business segment along with a reconciliation to operating income (loss):

	Segment Reporting Three Months Ended September 26, 2009
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$5.4	$14.3	$—	$19.7
Product	—	2.0	—	2.0

Net revenue	5.4	16.3	—	21.7
Reimbursed expenses	—	1.0	—	1.0

Total revenue	5.4	17.3	—	22.7
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(1.1)	3.4	(2.1)	0.2
Stock-based compensation	0.6	0.3	0.4	1.3
Severance and related costs	—	—	0.3	0.3
Depreciation and amortization	—	—	1.1	1.1

Operating income/(loss)	(1.7)	3.1	(3.9)	(2.5)
Interest and other income/(expense)	—	—	0.3	0.3
Income taxes	—	—	—	—

Net income/(loss)	$(1.7)	$3.1	$(3.6)	$(2.2)

Capital investments	$0.5	$0.1	$0.2	$0.8

	Segment Reporting Three Months Ended September 27, 2008
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$4.7	$13.5	$—	$18.2
Product	—	1.0	—	1.0

Net revenue	4.7	14.5	—	19.2
Reimbursed expenses	0.1	0.8	—	0.9

Total revenue	4.8	15.3	—	20.1
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(1.3)	2.8	(2.6)	(1.1)
Stock-based compensation	1.3	1.3	0.5	3.1
Severance and related costs	—	—	0.7	0.7
Depreciation and amortization	—	—	1.1	1.1

Operating income/(loss)	(2.6)	1.5	(4.9)	(6.0)
Interest and other income/(expense)	—	—	(0.1)	(0.1)
Income taxes	—	—	—	—

Net income/(loss)	$(2.6)	$1.5	$(5.0)	$(6.1)

Capital investments	$0.3	$0.2	$0.2	$0.7

	Segment Reporting Nine Months Ended September 26, 2009
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$14.9	$44.9	$—	$59.8
Product	—	14.8	—	14.8

Net revenue	14.9	59.7	—	74.6
Reimbursed expenses	0.2	2.8	—	3.0

Total revenue	15.1	62.5	—	77.6
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(3.2)	10.7	(6.3)	1.2
Stock-based compensation	2.2	1.2	1.3	4.7
Severance and related costs	—	—	1.0	1.0
Depreciation and amortization	—	—	3.4	3.4

Operating income/(loss)	(5.4)	9.5	(12.0)	(7.9)
Interest and other income/(expense)	—	—	0.1	0.1
Income taxes	—	—	—	—

Net income/(loss)	$(5.4)	$9.5	$(11.9)	$(7.8)

Capital investments	$3.0	$0.4	$0.5	$3.9

	Segment Reporting Nine Months Ended September 27, 2008
(In millions)	Behavioral Analytics™ Service	Integrated Contact Solutions/CRM	Corporate	Total
Revenue
Services	$13.0	$44.8	$—	$57.8
Product	—	5.8	—	5.8

Net revenue	13.0	50.6	—	63.6
Reimbursed expenses	0.3	2.2	—	2.5

Total revenue	13.3	52.8	—	66.1
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(3.8)	11.1	(8.6)	(1.3)
Stock-based compensation	4.9	5.1	1.8	11.8
Severance and related costs	—	—	1.1	1.1
Depreciation and amortization	—	—	3.2	3.2

Operating income/(loss)	(8.7)	6.0	(14.7)	(17.4)
Interest and other income/(expense)	—	—	—	—
Income taxes	—	—	(0.1)	(0.1)

Net income/(loss)	$(8.7)	$6.0	$(14.8)	$(17.5)

Capital investments	$1.9	$0.3	$0.3	$2.5

Note Twelve — Fair Value Measurements

The Company reports certain assets and liabilities at fair value. Fair value is an exit price and establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at September 26, 2009 Using
(In millions)	Total carrying at September 26, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$26.2	$26.2	$—	$—
Available for sale securities	$—	$—	$—	$—

	Fair Value Measurements at December 27, 2008 Using
(In millions)	Total carrying at Dec. 27, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$18.6	$18.6	$—	$—
Available for sale securities	$0.1	$0.1	$—	$—

During the three months ended September 26, 2009, the Company sold its equity securities in a publicly-traded company for $0.3 million. As of December 27, 2008, $0.1 million of investments represented the market value of these equity securities. These marketable securities were classified as available for sale and were included in Other current assets on the Company’s balance sheet. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized.

Note Thirteen — Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of September 26, 2009 and December 27, 2008. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

Note Fourteen — Subsequent Events

We have evaluated events and transactions occurring after September 26, 2009 through November 5, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our condensed consolidated financial statements for the period ended September 26, 2009.

Note Fifteen — Recent Accounting Pronouncements

In July 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB ASC as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the FASB ASC will be considered non-authoritative. The FASB ASC also includes all relevant SEC guidance organized using the same topical structure in separate sections within the FASB ASC.

Following the FASB ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”), which will serve to update the FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to the FASB ASC.

The FASB ASC is not intended to change GAAP, but it will change the way GAAP is organized and presented. The FASB ASC is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the FASB ASC.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU No. 2009-13 and ASU No. 2009-14 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or (2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, then it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. There should be no material effect upon adoption of ASU No. 2009-05 on our consolidated financial statements.

In September 2006, the FASB issued “Fair Value Measurements” ASC Topic 820, which defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. This guidance did not require any new fair value measurements, but provided guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This guidance was effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued additional guidance “That Address Fair Value Measurements for Purposes of Lease Classification”, which amended the original fair value guidance to exclude its application for purposes of lease classification or measurement. On February 12, 2008, the FASB issued guidance to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions related to financial assets and liabilities effective January 1, 2008, and there was no material effect on our consolidated financial statements. The Company adopted the required provisions for non-financial assets and liabilities on January 1, 2009, and there was no material effect on our consolidated financial statements. Effective October 2008, the Company adopted the required provisions of “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” and there was no material effect on our consolidated financial statements. Effective April 2009, the Company adopted “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result there was no impact on our consolidated financial statements.

In May 2009, the FASB issued additional subsequent event guidance as part of ASC Topic 855. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events are evaluated and the basis for that date. For subsequent events, the following must be disclosed: (1) the period after the balance sheet date during which management of a reporting entity evaluated events or transactions that occurred or may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity recognized events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for our second quarter ended June 27, 2009.

In November 2008, the FASB issued “Determination of the Useful Life of an Intangible Asset”, ASC Subtopic 350-30. This guidance requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors. This guidance was effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The implementation of this standard had no material impact on our consolidated financial statements.

During 2009, the FASB has issued several ASUs – ASU No. 2009-02 through ASU No. 2009-15. Except for ASUs No. 2009-05, 2009-13 and 2009-14 discussed above, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Note Sixteen — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 26, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, our ability to collect accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, and the ability to realize our net deferred tax assets, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. As of September 26, 2009 and December 27, 2008, deferred revenue totaled $8.8 million and $6.4 million, respectively. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred. As of September 26, 2009 and December 27, 2008, the Company had deferred costs totaling $5.5 million and $4.9 million, respectively. These costs are included in Prepaid expenses and Other long-term assets.

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

For fixed price Managed services contracts where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale. If the contract does not meet the requirements for gross reporting, then Managed services revenue is recorded at the net amount of the sale.

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale.

Within the Integrated Contact Solutions Service Line, Consulting services, Managed services, and the resale of Product may be sold and delivered together. In arrangements that include the resale of software, VSOE must be determined for each of the individual elements. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, then all revenue from the arrangement is deferred until all elements of the arrangement without VSOE have been delivered to the client. If the remaining undelivered elements are PCS or other deliverables with similar attribution periods, then the arrangement revenue is recognized ratably over the remaining service period. Revenue of $0.7 million and $0.4 million has been deferred as of September 26, 2009 and December 27, 2008, respectively, due to the lack of VSOE for elements within these arrangements. This revenue will be recognized when the elements without VSOE are delivered to the client or will be recognized ratably over the remaining service period.

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

Multiple-element arrangements are segmented into separate elements when the services represent separate earning processes. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our accounting principles for each element, as described above. If the fair value for each element cannot be established, then revenue is deferred until all elements have been delivered to the client. If PCS or similar services are the only remaining activity without established fair value, then the revenue is recognized ratably over the service period.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting. An equivalent amount of reimbursable expenses is included in Cost of revenue.

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

Stock-Based Compensation

Stock compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining fair value of stock-based awards at the grant date requires certain assumptions. The Company uses historical information as the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions, and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2001 through 2009. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. Prior to 2008, the portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations were based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. An adjustment related to sublease efforts was made in the first nine months of 2009.

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

•	Reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Continuing intense competition in the information-technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information-technology services industry;

•	Protection of our technology, proprietary information, and other intellectual property rights from challenges by third parties;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Risks associated with compliance with international, federal, and state privacy and security laws and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to information technology or the information-technology service industry, including those relating to data privacy and security;

•	Changes by the FASB or the SEC of authoritative accounting principles generally accepted in the United States or policies or changes in the application or interpretation of those rules or regulations;

•

Risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations, and management of a geographically-dispersed organization;

•	Our financial results could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity;

•	Economic conditions may cause our clients to delay payments for services we have provided to them, resulting in a negative impact to our cash flow;

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

Integrated Contact Solutions/CRM Business Unit

Integrated Contact Solutions Service Line

The Company’s Integrated Contact Solutions Service Line focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility, and application enhancements. The Company has developed a set of tools and methodologies to help clients financially model, plan, configure, integrate, and support Converged IP network solutions within their contact center environments. We also generate Managed services revenue from this Service Line by providing contact center support and monitoring services to clients.

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

Business Outlook

Our results of operations may be affected by general economic conditions. We continue to monitor economic conditions and levels of business confidence and their potential effect on our Company and clients. A severe and/or prolonged economic downturn could adversely affect our clients’ financial conditions and the levels of business activities in the industries and geographies where we operate. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our new contract bookings and results of operations. Particularly in light of recent economic uncertainty, we continue to monitor costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

We continue to be encouraged by the strength of our new business pipeline and the improvement in our revenue mix that is being driven by our primary Service Lines, the Behavioral Analytics™ Service and Integrated Contact Solutions.

In the fourth quarter of 2009, we expect moderate growth in our Managed services revenue, compared to the third quarter of 2009, as a result of higher Integrated Contact Solutions support and substantially higher Behavioral Analytics™ Service deployment and subscription revenue. Overall, 2009 Managed services revenue is expected to be moderately higher than in 2008. In 2010, the Company anticipates moderate growth in our Managed services revenue. This increase will be driven by significant growth in our Behavioral Analytics™ Service deployment and subscription revenue and moderate growth in our Integrated Contact Solutions support and maintenance revenue.

Consulting services revenue is expected to decline moderately in the fourth quarter of 2009, compared to the third quarter of 2009, due to decreased utilization from seasonal impact of several holidays in the fourth quarter and the anticipated delays of the start of several new projects. Overall, 2009 Consulting services revenue is expected to moderately decrease in comparison to 2008. In 2010, the Company anticipates a moderate decrease in our Consulting services revenue. This decrease will be driven by the continued significant decline in our Traditional CRM consulting services revenue partially offset by moderate growth in our Integrated Contact Solutions consulting revenue.

Product revenue is expected to increase in the fourth quarter of 2009 compared to the third quarter of 2009. The significant growth in the first nine months of 2009 was the result of two large product resales in the first quarter of 2009. As a result of these resales, overall 2009 Product revenue should be significantly higher than in 2008. The Company expects a moderate decline in Product revenue in 2010. The strength or weakness of Product revenue in any given quarter is not indicative of a potential trend, as these revenue levels may fluctuate significantly because the Company is not always selected as the product supplier for an engagement.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary service lines. In particular, we continue to make significant investments in the resources required to develop, deliver, and support our Behavioral Analytics™ Service. These investments may affect our profitability and cash resources in the fourth quarter of 2009 and in 2010, but we believe they are required to continue to build our Behavioral Analytics™ Service and Integrated Contact Solutions businesses, Managed services backlog and to maintain and strengthen our competitive advantage. As a result, management will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $102.2 million as of September 26, 2009 and $73.9 million as of December 27, 2008. The increase in backlog is primarily due to the signing of several Behavioral Analytics™ Service agreements and several Integrated Contact Solutions support agreements in the first nine months of 2009. The Company anticipates the Managed services backlog will increase in 2009 compared to 2008. Of the September 26, 2009 backlog, 71% is related to the Behavioral Analytics™ Service, 24% is related to our Integrated Contact Solutions offerings, and the remaining balance is related to other Managed services.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported backlog is expected to be recognized as follows: $13.1 million in 2009; $36.5 million in 2010; $24.6 million in 2011; and $28.0 million in 2012 and thereafter.

Third Quarter 2009 Compared with Third Quarter 2008

Net Revenue

	Third Quarter
	2009		2008
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$12.7	59%	$10.5	55%
Consulting services	7.0	32%	7.7	40%

Services revenue	19.7	91%	18.2	95%
Product	2.0	9%	1.0	5%

Net revenue	21.7	100%	19.2	100%
Reimbursed expenses	1.0		0.9

Total revenue	$22.7		$20.1

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 13% to $21.7 million in the third quarter of 2009, an increase of $2.5 million from $19.2 million in the third quarter of 2008.

Revenue from Managed services was $12.7 million in the third quarter of 2009, an increase of $2.2 million, or 21%, from $10.5 million in the third quarter of 2008. The increase in revenue from Managed services resulted from higher Behavioral Analytics™ Service revenue reflecting the transition of deployments to the subscription phase and the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions service line.

Revenue from Consulting services decreased by $0.7 million in the third quarter of 2009 to $7.0 million, from $7.7 million in the third quarter of 2008, a decrease of 9%. This decrease was largely driven by the continued decline of our Traditional CRM Service Line partially offset by the growth of our Integrated Contact Solutions Service line. Consulting services revenue from our Traditional CRM Service Line decreased 34% in the third quarter of 2009 compared to the third quarter of 2008. This decrease is a result of reduced spending by the largest clients that utilize these services. Consulting services revenue from our Integrated Contact Solutions Service Line increased 24% in the third quarter of 2009 compared to the third quarter of 2008. This increase was primarily driven by the impact of one large contract signed in the first quarter of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all service lines due to the short-term nature of these engagements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $164 in the third quarter of 2009 from $162 in the third quarter of 2008. This increase was due to a higher mix of Integrated Contact Solutions Service Line projects, which have higher average bill rates than our Traditional CRM Service Line and higher billing rates for several Traditional CRM Service Line projects. Headcount associated with our Consulting services decreased in the third quarter of 2009 compared to the third quarter of 2008 because of staff reductions associated with the decline in our Traditional CRM Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, remained constant at 67% for the third quarter of both 2009 and 2008.

Revenue from the sale of Product was $2.0 million in the third quarter of 2009, an increase of $1.0 million from $1.0 million in the third quarter of 2008. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 36% of total revenue in the third quarter of 2009 compared to 34% in the third quarter of 2008. The top 10 clients accounted for 57% of total revenue in the third quarter of 2009, compared to 48% in the third quarter of 2008. The top 20 clients accounted for 76% of total revenue in the third quarter of 2009, compared to 67% of total revenue in the third quarter of 2008. There were no clients that accounted for 10% or more of total revenue in the third quarter of 2009. United HealthCare Services, Inc., accounted for 17% of total revenue in the third quarter of 2008. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the third quarter of 2009 was $12.5 million, or 64% of Services revenue, compared to $11.7 million, or 64% of Services revenue, in the third quarter of 2008. The increase in cost was largely due to an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $0.5 million.

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

Cost of product in the third quarter of 2009 was $1.4 million, or 68% of Product revenue, compared to $1.0 million, or 109% of Product revenue in the third quarter of 2008. The cost increase corresponds to the increase in Product revenue. The percentage decrease was primarily due to the allocation of Product revenue to another element in a multiple element arrangement in the third quarter of 2008 and the mix of vendor-specific products sold in the third quarter of 2009.

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

Selling, general and administrative expenses decreased $1.7 million to $8.9 million in the third quarter of 2009 from $10.6 million in the third quarter of 2008. This decrease is primarily a factor of lower personnel costs of $1.2 million relating to headcount and salary reductions and other restructuring actions, reduced office space of $0.2 million, and reduced outside services expense of $0.2 million.

Severance and Related Costs

In 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. In 2008 and prior periods, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in the third quarter of 2009 are anticipated to be $1.1 million annually. The cost reduction actions taken in fiscal year 2008 resulted in annual cash savings of $4.0 million. Substantially all severance and related costs associated with cost reduction activities were paid out by the end of the third quarter of 2009, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs were $0.3 million in the third quarter of 2009 compared to $0.7 million in the third quarter of 2008. The $0.3 million of expense recorded in the third quarter of 2009 is for the elimination of seven positions. The $0.7 million of expense recorded in the third quarter of 2008 was primarily due to restructuring actions taken in 2008 for the elimination of seven positions and expenses related to the reduction of leased office space.

Depreciation and Amortization

Depreciation and amortization remained constant at $1.1 million in the third quarter of both 2009 and 2008.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $2.5 million for the third quarter of 2009, compared to an operating loss of $5.9 million for the third quarter of 2008.

Interest and Other Income (Expense), Net

Non-operating interest and other income (expense) increased by $0.4 million, to $0.3 million in the third quarter of 2009 from $0.1 million of expense in the third quarter of 2008. The increase was primarily due to a gain from the sale of equity securities in a publicly-traded company for $0.3 million.

Income Tax Benefit (Provision)

The income tax benefit (provision) was less than $0.1 million in the third quarter of both 2009 and 2008. As of September 26, 2009, total deferred tax assets of $59.8 million were offset by a valuation allowance of $59.7 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $2.5 million in the third quarter of 2009 compared to a net loss available to common stockholders of $6.4 million in the third quarter of 2008. These losses include accrued dividends to preferred stockholders of $0.3 million in both the third quarter of 2009 and 2008. The net loss was $0.19 per share on a basic and diluted basis in the third quarter of 2009, compared to a net loss of $0.63 per share on a basic and diluted basis in the third quarter of 2008.

First Nine Months of 2009 Compared with First Nine Months of 2008

Net Revenue

	Nine Months Ended
	Sept. 26, 2009		Sept. 27, 2008
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$35.4	47%	$30.7	48%
Consulting services	24.4	33%	27.1	43%

Services revenue	59.8	80%	57.8	91%
Product	14.8	20%	5.8	9%

Net revenue	74.6	100%	63.6	100%
Reimbursed expenses	3.0		2.5

Total revenue	$77.6		$66.1

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 17% to $74.6 million in the first nine months of 2009, an increase of $11.0 million from $63.6 million in the first nine months of 2008.

Revenue from Managed services was $35.4 million in the first nine months of 2009, an increase of $4.7 million, or 15%, from $30.7 million in the first nine months of 2008. The increase in revenue from Managed services resulted from substantially higher Behavioral Analytics™ Service revenue, reflecting the transition of deployments to the subscription phase and the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions service line.

Revenue from Consulting services decreased by $2.7 million in the first nine months of 2009 to $24.4 million, from $27.1 million in the first nine months of 2008, a decrease of 10%. The decrease in revenue was mainly due to a 44% decline in our Traditional CRM service line, driven by reduced spending by our largest clients that utilize these services. Revenue from Consulting services from our Integrated Contact Solutions service line in the first nine months of 2009 increased 39% compared to the first nine months of 2008. This increase was primarily driven by the impact of several large contracts signed in the last half of 2008 and in the first quarter of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all service lines due to the short-term nature of these engagements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $164 in the first nine months of 2009 from $158 in the first nine months of 2008. This increase was the result of a higher mix of Integrated Contact Solutions Service Line projects, which have higher average bill rates than our Traditional CRM Service Line. Headcount associated with our Consulting services decreased in the first nine months of 2009 compared to the first nine months of 2008 because of staff reductions associated with the decline in our Traditional CRM Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, increased to 70% for the first nine months of 2009 from 69% for the first nine months of 2008.

Revenue from the sale of Product was $14.8 million in the first nine months of 2009, an increase of $9.0 million from $5.8 million in the first nine months of 2008. This increase is due to the signing of two large contracts in the first nine months of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 44% of total revenue in the first nine months of 2009, compared to 37% in the first nine months of 2008. The top 10 clients accounted for 60% of total revenue in the first nine months of 2009, compared to 52% in the first nine months of 2008. The top 20 clients accounted for 78% of total revenue in the first nine months of 2009, compared to 69% of total revenue in the first nine months of 2008. One client, Sears Holding Management Corporation accounted for 17% of total revenue in the first nine months of 2009. United HealthCare Services, Inc. accounted for 19% of total revenue in the first nine months of 2008. There were no other clients that accounted for 10% or more of total revenue in either period. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the first nine months of 2009 was $38.0 million, or 64% of Services revenue, compared to $38.6 million, or 67% of Services revenue, in the first nine months of 2008. The decrease in cost was largely due to lower internal and external resource costs of $2.2 million and reduced discretionary travel expense of $0.2 million, which was partially offset by decreased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs of $0.6 million and an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $1.1 million. The Cost of services percentage decreased primarily due to higher utilization of our Consulting services resources, higher average bill rate of 1% and the impact of lower costs of 2%.

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

Cost of product in the first nine months of 2009 was $12.5 million, or 84% of Product revenue, compared to $4.9 million, or 83% of Product revenue in the first nine months of 2008. The cost increase corresponds to the increase in Product revenue. The percentage increase was primarily due to the mix of vendor-specific Products sold in the first nine months of 2009.

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

Selling, general and administrative expenses decreased $5.7 million to $27.6 million in the first nine months of 2009 from $33.3 million in the first nine months of 2008. This decrease is primarily a factor of lower personnel costs of $4.3 million relating to headcount and salary reductions and other restructuring actions, reduced outside services expense of $0.8 million, and reduced office space of $0.4 million.

Severance and Related Costs

In 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. In 2008 and prior periods, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in the first nine months of 2009 are anticipated to be $3.3 million annually. The cost reduction actions taken in fiscal year 2008 resulted in annual cash savings of $4.0 million. Substantially all severance and related costs associated with cost reduction activities were paid out by the end of the third quarter of 2009, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs were $1.0 million in the first nine months of 2009 compared to $1.1 million in the first nine months of 2008. The $1.0 million of expense recorded in the first nine months of 2009 is primarily due to restructuring actions taken in 2009 for the elimination of twenty-six positions and an adjustment to sublease recoveries. In the first nine months of 2008, the Company recorded $1.1 million of expense primarily due to restructuring actions taken in 2008 for the elimination of twenty-four positions and the reduction of leased office space.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million, or 10%, to $3.4 million in the first nine months of 2009 compared to $3.1 million in the first nine months of 2008. The increase in depreciation and amortization is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $7.9 million for the first nine months of 2009, compared to an operating loss of $17.4 million for the first nine months of 2008.

Interest and Other Income (Expense), Net

Non-operating interest and other income (expense) was $0.1 million in the first nine months of 2009 compared to a loss of $13 thousand in the first nine months of 2008. The $0.1 million increase was primarily due to a gain on the sale of equity securities in a publicly-traded company for $0.3 million partially offset by $0.2 million of interest expense for our capital lease obligations and lower average yields on our investments in the first nine months of 2009 compared to the first nine months of 2008.

Income Tax Benefit (Provision)

The income tax provision was less than $0.1 million in the first nine months of 2009 compared to $0.1 million in the first nine months of 2008. As of September 26, 2009, total deferred tax assets of $59.8 million were offset by a valuation allowance of $59.7 million. The level of uncertainty in predicting when we will return to profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $8.8 million in the first nine months of 2009 compared to a net loss available to common stockholders of $18.5 million in the first nine months of 2008. These losses include accrued dividends to preferred stockholders of $1.0 million in the first nine months of both 2009 and 2008. The net loss was $0.66 per share on a basic and diluted basis in the first nine months of 2009, compared to a net loss of $1.93 per share on a basic and diluted basis in the first nine months of 2008.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements and other revenue generation and growth investments. As of September 26, 2009, our principal capital resources consisted of our cash and cash equivalent balances of $29.4 million, which includes $1.7 million in foreign bank accounts, and restricted cash of $3.7 million.

Our cash and cash equivalents position increased $2.3 million, or 8%, as of September 26, 2009, from $27.1 million as of December 27, 2008. The increase in cash in the first nine months of 2009 was primarily the result of a decrease in working capital, offset by operating loss excluding non-cash items, acquisition of treasury stock, and capital expenditures. The $0.1 million increase in restricted cash in the first nine months of 2009 was primarily due to an increase in collateral for a letter of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company’s cash flows generated $7.2 million and $0.2 million of cash in operating activities during the first nine months of 2009 and 2008, respectively. Cash generated from operating activities during the first nine months of 2009 was primarily due to higher unearned revenue resulting from client prepayments, partially offset by an increase in average days outstanding (“DSO”) resulting in higher accounts receivable and higher prepaid costs associated with unearned revenue.

During the first nine months of 2009, cash flows consisted primarily of higher unearned revenue of $17.7 million, partially offset by higher prepaid costs associated with unearned revenue of $5.2 million, higher DSO of $2.4 million, and increased prepaid compensation of $1.4 million. Cash flows provided by operating activities in the first nine months of 2008 consisted primarily of an increase in working capital of $5.2 million, a decrease in long-term liabilities of $2.0 million and net loss before depreciation, amortization, and stock-based compensation of $2.4 million.

DSO was 45 days at September 26, 2009 compared to 36 days at December 27, 2008, an increase of 9 days. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for an update on cash collections. At September 26, 2009, there remained $0.3 million of unpaid severance and related costs. See Note Four “Severance and Related Costs.”

Cash Flows from Investing Activities

The Company used $2.7 million and $0.6 million of cash in investing activities during the first nine months of 2009 and 2008, respectively. Capital expenditures of $3.0 million and $0.6 million were primarily used to purchase computer hardware and software during the first nine months of 2009 and 2008, respectively, offset by the sale of $0.3 million of short-term investments in 2009. We currently expect our capital investments to be between $4.0 million and $5.0 million for fiscal year 2009 and plan on funding less than 30% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $2.3 million of cash in financing activities during the first nine months of 2009 compared to $9.0 million of cash generated during the first nine months of 2008. Net cash outflows of $2.3 million were primarily attributable to $1.0 million of principal payments under our capital lease obligations, $0.7 million of cash used to acquire treasury stock, $0.6 million for cash dividend payments on Series B stock, and a $0.1 million increase in restricted cash partially offset by proceeds of $0.1 million from employee stock purchase plans. Net cash generated during the first nine months of 2008 was primarily attributable to $14.9 million of net proceeds from the issuance of 2,645,395 common shares in connection with a rights offering, proceeds of $0.2 million from stock compensation and employee stock purchase plans partially offset by $3.1 million to acquire treasury stock, $1.3 million for cash dividend payments on Series B stock, $1.2 million increase in restricted cash to support our collateral requirements for our capital lease agreements and $0.5 million of principal payments under our capital lease obligations. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings and the Salary Replacement Program.

During the second quarter of 2009, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock payable July 1, 2009. In order to conserve cash given the then-current macro-economic uncertainties, the semi-annual cash dividend on the Series B Stock was suspended January 1, 2009 (the amount of the semi-annual dividend due at that time was $0.6 million). Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company expects to continue to acquire treasury stock between $0.1 million and $0.2 million during the fourth quarter of 2009 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $29.4 million as of September 26, 2009. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at September 26, 2009 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

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

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of September 26, 2009. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.7 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.3 million remains available under the Facility at September 26, 2009. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first nine months of 2009 or 2008.

Accounts Receivable Customer Concentration

As of September 26, 2009, one client, Sears Holding Management Corporation, accounted for 14% of total gross accounts receivable. Of that amount, we have collected 55% from Sears Holding Management Corporation through November 4, 2009. Of the total September 26, 2009 gross accounts receivable, we have collected 49% as of November 4, 2009. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of September 26, 2009 and December 27, 2008 were $2.9 million and $3.2 million, respectively. We have a capital lease agreement with a lease company to lease hardware and software. The Company currently is required to issue an irrevocable letter of credit for 60% of the lease amount as additional consideration for the duration of the lease on future leases. We expect capital lease obligations to be less than $0.3 million for the remainder of fiscal year 2009 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of September 26, 2009. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.7	$—	$3.7	$—	$—
Operating leases	2.9	1.2	0.9	0.6	0.2
Capital leases	3.6	2.0	1.6	—	—
Severance and related costs	0.5	0.1	0.2	0.2	—
Purchase obligations	6.7	6.7	—	—	—

Total	$17.4	$10.0	$6.4	$0.8	$0.2

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of the Form 10-K for the year ended December 27, 2008, no net contractual obligations exist as of September 26, 2009.

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of September 26, 2009 and December 27, 2008.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in the first nine months of 2009 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of September 26, 2009 and December 27, 2008.

Purchase Obligations

Purchase obligations include $4.3 million of commitments reflected as liabilities on our balance sheet as of September 26, 2009, as well as $2.4 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $7.2 million as of December 27, 2008.

Recent Accounting Pronouncements

In July 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB ASC as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the FASB ASC will be considered non-authoritative. The FASB ASC also includes all relevant SEC guidance organized using the same topical structure in separate sections within the FASB ASC.

Following the FASB ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs, which will serve to update the FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to the FASB ASC.

The FASB ASC is not intended to change GAAP, but it will change the way GAAP is organized and presented. The FASB ASC is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the FASB ASC.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU No. 2009-13 and ASU No. 2009-14 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or (2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, then it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. There should be no material effect upon adoption of ASU No. 2009-05 on our consolidated financial statements.

In September 2006, the FASB issued “Fair Value Measurements” ASC Topic 820, which defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. This guidance did not require any new fair value measurements, but provided guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This guidance was effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued additional guidance “That Address Fair Value Measurements for Purposes of Lease Classification”, which amended the original fair value guidance to exclude its application for purposes of lease classification or measurement. On February 12, 2008, the FASB issued guidance to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions related to financial assets and liabilities effective January 1, 2008, and there was no material effect on our consolidated financial statements. The Company adopted the required provisions for non-financial assets and liabilities on January 1, 2009, and there was no material effect on our consolidated financial statements. Effective October 2008, the Company adopted the required provisions of “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” and there was no material effect on our consolidated financial statements. Effective April 2009, the Company adopted “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result there was no impact on our consolidated financial statements.

In May 2009, the FASB issued additional subsequent event guidance as part of ASC Topic 855. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events are evaluated and the basis for that date. For subsequent events, the following must be disclosed: (1) the period after the balance sheet date during which management of a reporting entity evaluated events or transactions that occurred or may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity recognized events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for our second quarter ended June 27, 2009.

In November 2008, the FASB issued “Determination of the Useful Life of an Intangible Asset”, ASC Subtopic 350-30. This guidance requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors. This guidance was effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The implementation of this standard had no material impact on our consolidated financial statements.

During 2009, the FASB has issued several ASUs – ASU No. 2009-02 through ASU No. 2009-15. Except for ASUs No. 2009-05, 2009-13 and 2009-14 discussed above, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We provide solutions to clients in a number of countries, including the United States, Australia, Canada, Germany, Ireland, and the United Kingdom. For the quarters ended September 26, 2009 and September 27, 2008, 7% of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Evaluation of Disclosure Controls and Procedures

eLoyalty maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized, and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to affect materially, eLoyalty’s internal control over financial reporting.

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the third quarter of 2009. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 28, 2009 – August 27, 2009	—	$—
August 28, 2009 – September 26, 2009	18,183	$8.45

Total	18,183	$8.45

Item 6.	Exhibits

**10.1	First Amendment to the eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 15, 2008).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on November 5, 2009.

eLOYALTY CORPORATION

By	/S/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)