Form 10-K
period 2009-12-26
ELOYALTY CORP
filed 2010-03-10
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 26, 2009, as reported by The NASDAQ Stock Market LLC, is approximately $137,662,897.

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2010 was 14,689,447.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eLoyalty’s Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of eLoyalty’s fiscal year, are incorporated herein by reference into Part III where indicated.

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

The Company is focused on growing and developing its business through two primary Business Units: the Behavioral Analytics™ Service and Integrated Contact Solutions. Through these Business Units, the Company generates three types of revenue: (1) Managed services revenue, which is recurring, annuity revenue from long-term (generally one- to five-year) contracts; (2) Consulting services revenue, which is generally project-based and sold on a time-and-materials or fixed-fee basis; and (3) Product revenue, which is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Business Units and the types of revenue generated from each.

Business Unit	Managed Services Revenue	Consulting Services Revenue	Product Revenue
Behavioral Analytics™ Service	Subscription and amortized deployment revenue; marketing application hosting and email fulfillment revenue	Follow-on consulting revenue	None
Integrated Contact Solutions	Contact center monitoring and support revenue; remote application support revenue	System integration revenue for the Integrated Contact Solutions Service Line; consulting revenue for the traditional CRM Service Line	Hardware and software resale revenue, primarily from products of Cisco Systems

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

•	Automatically measure customer satisfaction and agent performance on every call;

•	Identify and understand customer personality;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications;

•	Improve cross-sell and up-sell success rates;

•	Improve the efficiency and effectiveness of collection efforts; and

•	Measure and improve supervisor effectiveness and coaching.

eLoyalty has designed a scalable application platform to enable the Company to implement and operate the Behavioral Analytics™ Service for its clients. The Behavioral Analytics™ Service is primarily hosted by eLoyalty and delivered as a managed subscription service. Managed services revenue consists of deployment and subscription services and Consulting services revenue consists of post-deployment follow-on services, which generally consist of custom data analysis.

Marketing Managed Services Line

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment services.

Integrated Contact Solutions Business Unit

Integrated Contact Solutions Service Line

The Company’s Integrated Contact Solutions Service Line focuses on helping clients improve customer service business performance through the implementation of the following solution offerings:

•

Cisco VoIP (Voice over Internet Protocol) Solutions – clients realize the benefits of transitioning their contact centers and corporate telephony to a single VoIP network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote agent flexibility and application enhancements. The Company has developed a set of tools and methodologies to help clients financially model, plan, configure, integrate, and support Converged Internet Protocol (“IP”) network solutions within their contact center environments.

•

Managed Support Services – clients realize the benefits of proactive monitoring of their contact center and telephony platforms and networks to avoid system degradation and downtime that can effect business operations. We also provide 24x7 maintenance services and operations and applications services to help enhance, administer, and manage VoIP contact center and telephony platforms that include technology from Cisco Systems and other third-party vendors.

•

Business Application Services – clients realize the benefits of reduced average handle time, improved first call resolution, and improved self-service automation for customer calls to the call center, as well as reduced training costs for call center agents.

Traditional CRM Service Line

The Company’s traditional CRM Service Line focuses on operational consulting to enhance customer service business performance through improved process efficiencies, redesign of workflows, and improved contact center operations and workforce management. We also generate Managed services revenue from this Service Line by providing remote application support to clients.

Types of Revenue

Managed services, Consulting services, and the resale of Product are frequently sold and delivered together. Consulting services engagements relating to the design and implementation of customer service or marketing solutions may lead to the sale of one of our Managed services, which may also include a long-term maintenance and support or hosting relationship and the sale of Product.

Managed Services

Growth in Managed services revenue is primarily driven by the sale of Behavioral Analytics™ Service and Integrated Contact Solutions engagements. These Managed services are described below:

•

The Behavioral Analytics™ Service includes the deployment and ongoing operation of our proprietary Behavioral Analytics™ System. Based on each client’s business requirements, the applications are configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in some cases, an on-premise hosted environment. The Behavioral Analytics™ Service is provided on a subscription basis and the contract duration generally is three to five years. The fees and costs related to the initial deployment are deferred and amortized over the term of the contract.

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

Consulting Services

In addition to the Consulting services revenue generated by Behavioral Analytics™ Service and Integrated Contact Solutions engagements, we derive a portion of our revenue from a broad range of traditional CRM consulting work with long-standing accounts, as well as newer accounts more recently obtained through our Behavioral Analytics™ Service and Integrated Contact Solutions Service Lines. Our Consulting services are billed on a time-and-materials basis or on a fixed-fee basis and generally include a combination of the following:

•

Evaluating our clients’ efficiency and effectiveness in handling customer interactions. We observe, measure, and analyze the critical aspects of each customer interaction, including the number of legacy systems used to handle the situation, interaction time, reason for interaction, and actions taken to resolve any customer issues.

•

Performing detailed financial analysis to calculate the expected return on investment for the implementation of various Customer Service / CRM solutions. This process helps our clients establish goals, alternatives, and priorities and assigns client accountability throughout resulting projects.

•	Implementing the operations, process, and human performance aspects of Customer Service / CRM solutions.

Product

We also generate revenue from the resale of Product, which consists of software and hardware primarily sold through our Integrated Contact Solutions Service Line. The vast majority of this revenue relates to reselling products from Cisco Systems, Inc.

Business Segments

Since 2008, the Company has operated in two business segments: the Behavioral Analytics™ Service Business Unit and the Integrated Contact Solutions Business Unit. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral Analytics™ Service Business Unit focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral Analytics™ Service Business Unit is primarily a hosted solution and is delivered as a managed subscription service. Revenue generated from follow-on consulting services, deployments, and subscription services, as well as marketing application hosting and email fulfillment services, are included in this Business Unit’s financial results.

The Integrated Contact Solutions Business Unit focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. Revenue generated from Consulting services, Managed services, Product resale, traditional CRM, and remote application support services are included in this Business Unit’s financial results.

Management believes that Segment Operating Income/(Loss) Before Stock-Based Compensation, Severance and Related Costs, and Depreciation and Amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with General Accepted Accounting Principles. The Company does not allocate severance and related costs, depreciation and amortization, or other items below the Operating Income/(Loss) level to its business segments. Also, the Company does not track or review asset information, other than capital investments, by reportable segments. See Note Sixteen “Segments” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K (this “Form 10-K”) for the revenue and net (loss)/income of each of our business segments for the fiscal years ended 2009 and 2008. Prior to 2008, the Company operated in one business segment and did not record financial information for the two current business segments. The 2007 data is not presented because it would be impractical to obtain this information for the two business segments.

International Operations

The Company’s services are delivered to clients in North America (U.S. and Canada), Europe, and Australia. The Company’s long-lived assets are and have been predominately located in North America and consist of equipment, software, furniture and fixtures, and leasehold improvements (net of accumulated depreciation). Net revenue for the Company’s international operations (Europe and Australia) was $3.1 million, $2.5 million, and $2.7 million for the fiscal years ended 2009, 2008, and 2007, respectively.

Methods of Distribution

A substantial majority of our Consulting services, Managed services, and Product are provided to our clients through direct contractual relationships. Approximately 6% of our revenue in 2009 was generated from ongoing relationships with other companies, through which we make our services and third-party products available to the clients of such companies.

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

Seasonality

We typically experience declines in revenue and earnings in the fourth quarter of our fiscal year, as the total number of billable hours and days on Consulting services engagements are reduced due to holidays and vacations.

Clients

During fiscal year 2009, our 5 and 20 largest clients accounted for 41% and 76% of our total revenue, respectively. Our largest client in 2009, Sears Holdings Management Corporation, accounted for 15% of our 2009 total revenue. For fiscal year 2009, 24 clients each accounted for over $1 million of total revenue. Our focus is on developing long-term relationships with our clients, but our activities with specific clients may fluctuate periodically, as individual Consulting services projects are initiated and progress through their lifecycle. As a result, the percentage of total revenue contributed by any particular client can be expected to vary, perhaps significantly, among periods. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to ours. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, web-consulting firms, software vendors, voice recording and voice analytic service providers, online agencies, and firms that provide both consulting and systems integration services, including certain of our vendors. In our opinion, few competitors offer the full range and depth of services that we can provide, but they may compete with us on individual factors such as expertise, price, or capacity.

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

Employees

As of December 26, 2009, we employed 431 persons, none of whom is represented by a union.

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

We have not realized a profit in ten years and there is no guarantee that we will realize a profit in the foreseeable future.

As of December 26, 2009, we had an accumulated deficit of $190.8 million. We incurred net losses available to common stockholders of $11.9 million in 2009, $22.9 million in 2008, and $20.1 million in 2007, and may continue to incur net losses in the future.

Our financial results could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, these economic conditions may cause our clients to delay payments for services we have provided to them, resulting in a negative impact to our cash flow. If we are unable to successfully anticipate changing economic and political conditions, then we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.

It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Common Stock may fall. Our revenue and operating results may vary significantly due to a number of factors, many of which are not in our control. We may incur an impairment of goodwill if our financial results are adversely impacted by these factors and we continue to incur financial losses or our stock price declines. These factors include:

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

We depend on a limited number of clients for a significant portion of our revenue, and the loss of a significant client or a substantial decline in the number or scope of projects that we do for a significant client, could have a material adverse effect on our businesses.

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our total revenue from a limited number of clients. See “Business” and “Clients” in Part I Item 1 and “Year Ended December 26, 2009 Compared with the Year Ended December 27, 2008” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Form 10-K. With the exception of our subscription clients for the Behavioral Analytics™ Service, the volume of services that we provide for a specific client is likely to vary from year to year, and a major client in one year might not use our services in a subsequent year. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own business, our total revenue could decline substantially and that could seriously harm our business.

We depend on good relations with our major clients, and any harm to these good relations may materially and adversely harm our business or our ability to compete effectively.

To attract and retain clients, we depend to a large extent on our relationships with our clients and our reputation for high quality consulting services and managed services. We design, create, implement, host, maintain, and support applications and solutions that are often critical to our clients’ businesses. We believe that we generally enjoy good relations with our clients. However, if a client is not satisfied with our services, products, or solutions, including those of subcontractors that we may employ, it may be damaging to our reputation and business. Any defects or errors in our services or solutions or failure to meet our clients’ expectations could result in:

•	Delayed or lost revenue due to adverse client reaction;

•	Requirements to provide additional services to a client at a reduced fee or at no charge;

•	Negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

•	Claims for damages against us, regardless of our responsibility for such failure.

If we fail to meet our contractual obligations with our clients, then we could be subject to legal liabilities or loss of clients. Although our contracts typically include provisions to limit our exposure to legal claims for the services and solutions we provide and the applications and systems we develop or integrate, these provisions may not protect us in all cases.

If we do not effectively manage the risks associated with increasingly complex client projects and new service offerings, our profit margins and our financial results may suffer.

We may fail to estimate accurately the time and resources necessary for the performance of our services. It can be difficult to judge the time and resources necessary to complete consulting services projects, to deploy, support, and operate hosted solutions, to support and maintain complex contact center architectures, and/or to anticipate the amount of product needed to complete a project. A number of different risks must be accounted for, including, but not limited to, the variability and predictability of the number, size, scope, cost, and duration of and revenue from client engagements, unanticipated cancellations, or deferrals of client contracts or follow-on phases of engagements in process, collection of revenue, variable employee utilization rates, project personnel costs, and engagement requirements. Accurate estimates as to the costs and timing of completion of engagements is particularly important for the contracts that are performed on a fixed-price or not-to-exceed basis. Our failure to estimate accurately these risks could reduce the profitability of, or result in a loss on, our engagements and could damage our client relationships and our reputation.

Our industry is very competitive and, if we fail to compete successfully, our market share and business will be adversely affected.

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market includes a variety of participants that compete with us at various levels of our business, including strategic consulting firms, systems integrators, general information-technology services providers, web consulting firms, voice recording and voice analytic service providers, application service providers, and other firms that provide both consulting and systems integration services and solutions. New market entrants also pose a threat to our business.

Many of our competitors have longer operating histories, more clients, and longer relationships with their clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. As a result, our competitors may have enhanced abilities to compete for specific clients and market share generally, including through substantial economic incentives to clients to secure contracts. Existing or future competitors may develop or offer solutions that are comparable or superior to ours at a lower price. In addition, our competitors may be in a better position to respond quickly to new or emerging technologies and changes in client requirements or expectations. They may also develop and promote their products and services more effectively than we do and be better able to compete for skilled professionals by offering substantial compensation incentives.

We rely heavily on our senior management team for the success of our business.

Given the highly specialized nature of our services, senior management must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage the organization. If one or more members of our senior management team leaves and we cannot replace them with a suitable candidate quickly, then we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale, and results of operations.

Our ability to recruit talented professionals and retain our existing professionals is critical to the success of our business.

We believe that our success will depend substantially on our ability to attract, train, motivate, and retain highly skilled management, strategic, technical, product development, and other key professional employees. The information-technology services industry continues to be people-intensive and faces a shortage of qualified personnel, especially those with specialized skills or experience. We compete with other companies to recruit and hire from this limited pool. If we cannot hire and retain qualified personnel, or if a significant number of our current employees leave, then we may be unable to complete or retain existing engagements or bid for new engagements of similar scope and revenue.

If one or more of our key personnel were unable or unwilling to continue in their present positions, then they could be difficult to replace and our business could be seriously harmed. This would result not only in the loss of key employees, but also potentially in the loss of client relationships or new business opportunities. In addition, there is no guarantee that the employee and customer non-solicitation and non-competition agreements we have entered into with our senior professionals would deter them from departing us for our competitors or that such agreements would be upheld and enforced by a court or other arbiter across all jurisdictions where we engage in business.

We must keep pace with the rapid rate of technological innovation and change, as well as evolving industry standards, in order to build our business.

Our industry is characterized by rapid and continually changing technologies, the introduction of many new products and services, and evolving industry standards and client preferences. Our solutions must meet the requirements of, and achieve significant acceptance among our current and prospective clients within, this environment. Our future business will depend on our continuing ability to adapt to and incorporate changing technologies and emerging industry standards and to remain knowledgeable with respect to emerging CRM technology, customer loyalty research, and applied CRM solutions.

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

We cannot assure that we will be successful in anticipating or responding to these developments and challenges on a timely or competitive basis or at all, or that our ideas and solutions will be successful in the marketplace. In addition, new or disruptive technologies and methodologies by our competitors may make our service or solution offerings uncompetitive. Any of these circumstances could adversely affect our ability to obtain and successfully complete substantial new client engagements that are important to maintain and grow our business. The continued growth of, and intensifying competition within, the CRM market may increase these challenges.

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

We have invested time and resources in initiating and maintaining strong relationships with applicable software and technology providers and we plan to make additional investments in the future. The benefits we anticipate from these relationships play an important role in our future growth strategies. We rely on these relationships with third-party vendors and alliance partners to allow us to learn rapidly about their existing and next-generation technologies, to develop appropriate methods to integrate their products and services into our solutions, and to obtain joint sponsorship of solution offerings. If we are unable to successfully initiate and/or maintain these relationships, we may fail to obtain the future benefits we hope to derive from them and significantly reduce our ability to successfully create and deploy new solution offerings incorporating their technologies. In addition, we may be adversely affected by the failure of one or more of our vendors or alliance partners, which could lead to reduced marketing exposure, fewer sales leads or joint marketing opportunities, and a diminished ability to gain access to or develop leading-edge solutions. As our most important alliance relationships are non-exclusive, our alliance partners are also free to establish similar or preferred relationships with our competitors. These circumstances could adversely impact the success of our growth strategies that, in turn, could adversely affect our results of operations.

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

Our ability to protect our software, methodologies, and other intellectual property is important to our success and our competitive position. We regard our intellectual property rights as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, confidentiality agreements, and other methods. Despite our efforts to protect our intellectual property rights from unauthorized use or disclosure, others may attempt to disclose, obtain, or use our rights. The steps we take may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property rights. In addition, we may not detect unauthorized use of, or take timely and effective actions to enforce and protect, our intellectual property rights. Existing laws of some countries in which we provide services or solutions afford more limited protection of intellectual property rights than laws in the United States.

We may be required to obtain licenses from others to refine, develop, market, and deliver current and new services and solutions. There can be no assurance that we will be able to obtain any of these licenses on commercially reasonable terms or at all, or that rights granted by these licenses ultimately will be valid and enforceable.

Others could claim that our services, products, or solutions infringe upon their intellectual property rights or violate contractual protections.

We believe that our services, products, and solutions do not infringe upon the intellectual property rights of others. However, we or our clients may be subject to claims that our services, products, or solutions, or the products of others that we offer to our clients, infringe upon the intellectual property rights of others. Any infringement claims may result in substantial costs, divert management attention and other resources, harm our reputation, and prevent us from offering some services, products, or solutions. A successful infringement claim against us could materially and adversely affect our business.

In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from claimed infringement by our services, products, or solutions, excluding third-party components, of the intellectual property rights of others. In some instances, the amount of these indemnity obligations may be greater than the revenue we receive from the client. In addition, our business includes the development of customized software modules in connection with specific client engagements, particularly in our systems integration business. We often assign to clients the copyright and, at times, other intellectual property rights in and to some aspects of the software and documentation developed for these clients in these engagements. Although our contracts with our clients generally provide that we also retain rights to our intellectual property, it is possible that clients may assert rights to, and seek to limit our ability to resell or reuse, this intellectual property.

Increasing government regulation could cause us to lose clients or impair our business.

We are subject not only to laws and regulations applicable to businesses generally, but we, and the solutions we offer to our clients, also may be subject to United States and foreign laws and regulations, specifically those applicable to data privacy and security, electronic commerce, and the Internet. Laws and regulations recently enacted in the United States, both at the state and federal level, have imposed significant new requirements relating to the privacy and security of personal data. Legislation that may be enacted in the future may add further requirements in these and other areas. In addition, we may be affected indirectly by legislation to the extent that it impacts our existing and prospective clients; for example, our clients in the health care industry are currently impacted by the uncertainty surrounding the health care reform effort. Any such laws and regulations therefore could affect our existing business relationships or prevent us from obtaining new clients.

The unauthorized disclosure of the confidential client data that we maintain could result in a significant loss of business to eLoyalty and subject us to substantial liability.

In the course of implementing our Behavioral Analytics™ Service, we record and analyze clients’ telephone calls. These calls contain numerous references to highly sensitive confidential or personally-identifiable data of the customers of our clients, many of which are required to comply with federal and state laws concerning privacy and security. In addition, we have made certain contractual commitments to our clients regarding this confidential data.

We take extensive precautions to prevent the unauthorized disclosure or loss of such data and to protect the Company through technical and contractual means. Nonetheless, the disclosure or loss of such data could result in the considerable diminution of our business and prospects and could subject us to substantial liability.

In addition, the laws and regulations and industry standards governing these matters are currently changing rapidly. It is possible that the resources we devote to comply with such laws and regulations, industry standards, and our clients’ particular requirements could increase materially. In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from unauthorized disclosure of confidential data. In some instances, the amount of these indemnity obligations may be greater than the revenue we receive from the client.

We must maintain our reputation and expand our name recognition to remain competitive.

We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base. If our reputation is damaged or if potential clients do not know what solutions we provide, then we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services, software, and solutions, which cannot be assured. If clients do not perceive our solutions to be effective or of higher quality, then our brand name and reputation could be materially and adversely affected.

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

As of March 10, 2010, we have no unresolved comments from the SEC.

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

Our total employable space is approximately 47,000 square feet. We do not own any real estate and believe that our leased facilities are appropriate for our current and anticipated business requirements.

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

Item 4.	[Reserved.]

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock, par value $0.01 per share, is traded on the NASDAQ Global Market under the symbol ELOY. The following table sets forth, for the periods indicated, the quarterly high and low sales prices of our Common Stock on the NASDAQ Global Market.

	High	Low
Fiscal Year 2009
Fourth Quarter	$8.58	$6.23
Third Quarter	10.02	7.22
Second Quarter	10.46	4.20
First Quarter	5.00	2.45
Fiscal Year 2008
Fourth Quarter	$5.00	$1.77
Third Quarter	6.86	4.06
Second Quarter	10.86	4.80
First Quarter	13.62	7.41

There were approximately 96 owners of record of our Common Stock as of March 4, 2010. The last reported sale price of the Common Stock on the NASDAQ Global Market on March 4, 2010 was $5.31.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on eLoyalty Common Stock with the cumulative total return of (i) a peer group of other publicly-traded information-technology consulting companies selected by the Company (the “Peer Group Index”), and (ii) the NASDAQ Global Market Index. Cumulative total stockholder return is based on the period from December 31, 2004 through the Company’s fiscal year end on Saturday, December 26, 2009. The comparison assumes that $100 was invested on December 31, 2004 in each of eLoyalty Common Stock, the Peer Group Index, and the NASDAQ Global Market Index and that any and all dividends were reinvested.

Comparative Cumulative Total Return

For eLoyalty Corporation,

Peer Group Index, NASDAQ Global Market Index, and Previous Peer Group Index

	12/31/04	12/30/05	12/29/06	12/28/07	12/26/08	12/24/09
eLoyalty Corporation	$100.00	$175.00	$318.88	$213.95	$49.32	$119.05
Peer Group Index(1)	100.00	88.48	110.08	88.48	38.59	70.80
NASDAQ Global Market Index	100.00	101.41	114.05	123.94	73.43	105.89
Previous Peer Group Index(2)	100.00	90.92	114.93	91.42	37.61	75.18

(1)

The Peer Group Index consists of The Hackett Group, Diamond Management & Technology Consultants, Sapient Corporation, Convergys Corporation, Verint Systems, Inc. and Ciber, Inc. In fiscal year 2009, Ciber, Inc was added to the Peer Group to replace Perot Systems Corporation which was removed because its public information is no longer available.

(2)

The previous peer group in fiscal year 2008 consisted of The Hackett Group, Diamond Management & Technology Consultants, Sapient Corporation, Convergys Corporation, Perot Systems, and Verint Systems, Inc. The previous peer group data excludes Perot Systems Corporation because its public information is no longer available.

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the fourth quarter of 2009. All of these purchases reflect shares withheld upon vesting of restricted stock or installment stock to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 27, 2009 – October 26, 2009	—	$—
October 27, 2009 – November 26, 2009	—	$—
November 27, 2009 – December 26, 2009	17,600	$7.00

Total	17,600	$7.00

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III Item 12 of this Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Dividends

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. However, cash dividends of $0.6 million were paid in 2009 on the Company’s Series B convertible preferred stock (the “Series B Stock”) for the period January 1, 2009 through June 30, 2009, which accrues dividends at the rate of 7% per year payable semi-annually in January and July, and a cash dividend of $0.6 million was paid on July 1, 2008 on the Series B Stock for the period January 1, 2008 through June 30, 2008. The January 1, 2009 dividend payment for the period July 1, 2008 through December 31, 2008 was suspended to conserve cash given the then-current macro-economic uncertainties (the amount of the semi-annual dividend due at that time was $0.6 million). The Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock in December 2009 and a dividend of $0.6 million was paid on January 4, 2010. Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Preferred Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. The amount of each dividend accrual would decrease by any conversions of the Series B Stock into Common Stock, as Series B Stock conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002. For further discussion see Part II, Item 7, “Liquidity and Capital Resources”.

Item 6.	Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and notes thereto, which are included elsewhere in this Form 10-K. The statements of operations data for the fiscal years ended 2009, 2008, 2007, 2006, and 2005 and the balance sheet data as of December 26, 2009, December 27, 2008, December 29, 2007, December 30, 2006, and December 31, 2005, below, are derived from our audited financial statements.

	Consolidated Statements of Operations Data (In thousands, except share and per share data)
	For the Fiscal Years Ended
	2009	2008	2007	2006	2005
Revenue:
Services	$79,862	$77,796	$88,046	$71,980	$65,556
Product	17,780	9,777	9,185	13,579	9,710

Revenue before reimbursed expenses (net revenue)	97,642	87,573	97,231	85,559	75,266
Reimbursed expenses	3,971	3,624	4,874	4,269	3,742

Total revenue	101,613	91,197	102,105	89,828	79,008
Operating expenses:
Cost of services(1)(2)	50,346	51,613	58,496	58,604	49,477
Cost of product	14,814	7,945	6,993	10,183	7,331

Cost of revenue before reimbursed expenses	65,160	59,558	65,489	68,787	56,808
Reimbursed expenses	3,971	3,624	4,874	4,269	3,742

Total cost of revenue, exclusive of depreciation and amortization shown below:	69,131	63,182	70,363	73,056	60,550
Selling, general and administrative(1)(2)	37,259	43,155	47,075	25,328	20,385
Severance and related costs(1)	1,341	1,635	1,333	737	411
Depreciation	4,242	3,845	3,186	2,095	5,151
Amortization of intangibles	223	340	423	370	532

Total operating expenses	112,196	112,157	122,380	101,586	87,029

Operating loss	(10,583)	(20,960)	(20,275)	(11,758)	(8,021)
Interest and other income, net	53	70	1,484	681	374

Loss from continuing operations before income taxes	(10,530)	(20,890)	(18,791)	(11,077)	(7,647)
Income tax (provision) benefit	(44)	(15)	53	(71)	17

Loss from continuing operations	(10,574)	(20,905)	(18,738)	(11,148)	(7,630)
Loss on discontinued operations	(46)	(748)	—	—	—

Net loss	(10,620)	(21,653)	(18,738)	(11,148)	(7,630)
Dividends related to Series B Stock	(1,292)	(1,296)	(1,405)	(1,464)	(1,471)

Net loss available to common stockholders	$(11,912)	$(22,949)	$(20,143)	$(12,612)	$(9,101)

Per common share:
Basic loss from continuing operations	$(0.80)	$(2.02)	$(2.23)	$(1.65)	$(1.20)

Basic loss from discontinued operations	$—	$(0.07)	$—	$—	$—

Basic net loss	$(0.90)	$(2.21)	$(2.40)	$(1.86)	$(1.43)

Per common share:
Diluted loss from continuing operations(3)	$(0.80)	$(2.02)	$(2.23)	$(1.65)	$(1.20)

Diluted loss from discontinued operations(3)	$—	$(0.07)	$—	$—	$—

Diluted net loss(3)	$(0.90)	$(2.21)	$(2.40)	$(1.86)	$(1.43)

(In millions)
Basic weighted average shares outstanding	13.26	10.37	8.40	6.77	6.36

Diluted weighted average shares outstanding(3)	17.49	14.00	12.90	11.70	10.90

(1)	Stock-based compensation, primarily restricted stock, is included in individual line items above:

	(In thousands) For the Fiscal Year Ended
	2009	2008	2007	2006	2005
Cost of services	$504	$3,345	$1,004	$1,632	$1,154
Selling, general and administrative	5,793	11,335	9,444	2,386	1,462
Severance and related costs	248	103	196	—	(25)

(2)	Beginning in fiscal year 2007, the Company classified certain expenses within Cost of services as Selling, general and administrative expense.

(3)	In periods in which there is a loss, the dilutive effect of Common Stock equivalents is not included in the diluted loss per share calculation as they are antidilutive.

	Consolidated Balance Sheet Data (In thousands) As of
	December 26, 2009	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005
Total cash(1)	$32,727	$30,719	$23,867	$31,928	$18,375
Short-term investments(2)	$—	$108	$451	$—	$4,000
Working capital(3)	$18,211	$24,688	$20,621	$32,640	$25,341
Total assets	$70,603	$64,223	$60,051	$64,568	$45,228
Long-term obligations	$11,231	$7,846	$9,041	$5,471	$1,145
Redeemable preferred stock	$18,442	$18,460	$19,100	$20,902	$20,910
Stockholders’ equity	$6,031	$12,847	$7,803	$18,614	$11,475

(1)

Total cash consisted of cash and cash equivalents of $29.0 million, $27.1 million, $21.4 million, $31.6 million, and $17.9 million, and restricted cash of $3.7 million, $3.7 million, $2.5 million, $0.3 million, and $0.5 million as of December 26, 2009, December 27, 2008, December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

(2)

Prior to 2006, short-term investments reflected above were auction rate securities. In 2008 and 2007, included in other current assets are $0.1 million and $0.5 million of investments, which represent the market value of equity securities in an unrelated publicly traded company. In 2009, these equity securities were sold for $0.3 million.

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

Revenue Recognition

Behavioral Analytics™ Service Business Unit

Behavioral Analytics™ Service Line

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the system and/or hours of calls analyzed during the specific month. This revenue is recognized as the service is performed for the client.

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to provide follow-on consulting services post-deployment, which generally consist of custom data analysis. These follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Marketing Managed Services Line

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

Integrated Contact Solutions Business Unit

Integrated Contact Solutions Service Line

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

Multiple-element arrangements are segmented into separate earning processes when the elements have objective and reliable evidence of fair value and have value to the customer on a stand-alone basis. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our revenue recognition policy for each type of element, as described above. If the fair value for any undelivered element cannot be established, then revenue is deferred until all elements have been delivered to the client. If PCS or similar services are the only remaining activity without established fair value, then the revenue for the entire arrangement is recognized ratably over the service period.

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

If the Company’s estimates indicate that a contract loss will occur, then a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated.

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

Goodwill

Goodwill is tested annually for impairment using a two-step test approach. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. In the second step, the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

There has been no impairment identified as a result of the annual review of goodwill as of December 26, 2009 and December 27, 2008. The carrying value of goodwill was $2.6 million as of December 26, 2009 and December 27, 2008. We may incur an impairment of goodwill if our financial results are negatively impacted by current economic conditions and we continue to incur losses or our stock price declines.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the purchase of a license for certain intellectual property in 2003. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. The original cost of intangible assets as of December 26, 2009 and December 27, 2008 was $2.8 million and $2.7 million, respectively. Accumulated amortization of intangible assets as of December 26, 2009 and December 27, 2008 were $2.3 million and $2.1 million, respectively. Amortization expense of intangible assets was $0.2 million for fiscal year 2009.

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2001 through 2009. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. An adjustment related to sublease efforts was made in fiscal year 2009.

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

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards. The Company does not provide U.S. deferred income taxes on earnings of U.S. or foreign subsidiaries, which are expected to be indefinitely reinvested.

In July 2006, the Financial Accounting Standards Board (“FASB”) addressed whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. There is additional guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements. The Company adopted this guidance on December 31, 2006.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on current management expectations, forecasts, and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook,” and similar expressions, references to plans, strategies, objectives, and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties, and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of this Form 10-K, as well as the following:

•	Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, duration of, and revenue from client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including those related to the Behavioral Analytics™ Service;

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

•	Reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Continuing intense competition in the information-technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information-technology services industry;

•	Protection of our technology, proprietary information, and other intellectual property rights from challenges by others;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Risks associated with compliance with international, federal, and state privacy and security laws and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to information technology or the information-technology service industry, including those relating to data privacy and security;

•	Changes by the FASB or the SEC of authoritative accounting principles generally accepted in the United States or policies or changes in the application or interpretation of those rules or regulations;

•

Risks associated with global operations, including those relating to the economic conditions in each country, potential currency exchange and credit volatility, compliance with a variety of foreign laws and regulations, and management of a geographically-dispersed organization;

•	Economic, business, and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity;

•

Acts of war or terrorism, including, but not limited to, actions taken or to be taken by the United States and other governments as a result of acts or threats of terrorism, and the impact of these acts on economic, financial, and social conditions in the countries where we operate; and

•	The timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements in this Form 10-K, whether as a result of new information, future events, or circumstances or otherwise.

Background

For background information, see the discussion under “Overview” included in Part I Item 1 of this Form 10-K.

Business Outlook

We continue to be encouraged by the strength of our pipeline for new Managed Services contracts. We believe that the trend of increasing revenues from recurring Managed Services revenues will continue in 2010.

In 2010, we anticipate our Behavioral Analytics™ Service subscriptions will increase 40% to 50%. We also expect our Integrated Contact Solutions Managed Services revenue to increase approximately 5%. Offsetting these increases, we expect our Integrated Contact Solutions and CRM consulting revenues will decrease in 2010. Product revenues are highly variable and we currently expect these revenues will be slightly down in 2010 as compared to 2009.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary Service Lines. In particular, we continue to make significant investments in the resources required to develop, deliver, and support our Behavioral Analytics™ Service. These investments may affect our profitability and cash resources in 2010, but we believe they are required to continue to build our Behavioral Analytics™ Service and Integrated Contact Solutions businesses, Managed services backlog and to maintain and strengthen our competitive advantage. As a result, management will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $87.7 million as of December 26, 2009 and $73.9 million as of December 27, 2008. The increase in backlog is primarily due to the signing of several Behavioral Analytics™ Service agreements and several Integrated Contact Solutions support agreements in fiscal year 2009. The Company anticipates an increase in Managed services backlog in 2010. Of the December 26, 2009 backlog, 72% is related to our Behavioral Analytics™ Service Business Unit and 28% is related to our Integrated Contact Solutions Business Unit.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported backlog is expected to be recognized as follows: $37.4 million in 2010; $23.9 million in 2011; $16.2 million in 2012; and $10.2 million in 2013 and thereafter.

Year Ended December 26, 2009 Compared with the Year Ended December 27, 2008

Net Revenue

	For the Fiscal Years Ended
	December 26, 2009		December 27, 2008
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$49.8	51%	$42.1	48%
Consulting services	30.0	31%	35.7	41%

Services revenue	79.8	82%	77.8	89%
Product	17.8	18%	9.8	11%

Net revenue	97.6	100%	87.6	100%
Reimbursed expenses	4.0		3.6

Total revenue	$101.6		$91.2

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 11% to $97.6 million in fiscal year 2009, an increase of $10.0 million from $87.6 million in fiscal year 2008.

Revenue from Managed services was $49.8 million in fiscal year 2009, an increase of $7.7 million, or 18%, from $42.1 million in fiscal year 2008. The increase in revenue from Managed services resulted from substantially higher Behavioral Analytics™ Service revenue, reflecting the transition of deployments to the subscription phase and the continued growth of support and maintenance revenue from new and existing clients in our Integrated Contact Solutions Service Line.

Revenue from Consulting services decreased by $5.7 million in fiscal year 2009 to $30.0 million, from $35.7 million in fiscal year 2008, a decrease of 16%. The decrease in revenue was mainly due to a 44% decline in our traditional CRM Service Line, driven by reduced spending by our largest clients that utilize these services. Revenue from Consulting services from our Integrated Contact Solutions Service Line in fiscal year 2009 increased 21% compared to fiscal year 2008. This increase was primarily driven by the impact of several large contracts signed in the first half of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these engagements.

Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $164 in fiscal year 2009 from $157 in fiscal year 2008. This increase was the result of a higher mix of Integrated Contact Solutions Service Line projects, which have higher average bill rates than our traditional CRM Service Line. Headcount associated with our Consulting services decreased in fiscal year 2009 compared to fiscal year 2008 because of staff reductions associated with the decline in our traditional CRM Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, decreased to 68% for fiscal year 2009 from 71% for fiscal year 2008.

Revenue from the sale of Product was $17.8 million in fiscal year 2009, an increase of $8.0 million from $9.8 million in fiscal year 2008. This increase is due to the signing of two large contracts in fiscal year 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 41% of total revenue in fiscal year 2009, compared to 37% in fiscal year 2008. The top 10 clients accounted for 57% of total revenue in fiscal year 2009, compared to 50% in fiscal year 2008. The top 20 clients accounted for 76% of total revenue in fiscal year 2009, compared to 70% of total revenue in fiscal year 2008. One client, Sears Holdings Management Corporation, accounted for 15% of total revenue in fiscal year 2009. United HealthCare Services, Inc. accounted for 17% of total revenue in fiscal year 2008. There were no other clients that accounted for 10% or more of total revenue in either period. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in fiscal year 2009 was $50.3 million, or 63% of Services revenue, compared to $51.6 million, or 66% of Services revenue, in fiscal year 2008. The decrease in cost was largely due to lower internal and external resource costs of $3.5 million, partially offset by decreased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs of $0.8 million, and an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $1.5 million. The Cost of services percentage decreased primarily due the impact of lower costs of 3%, higher average bill rate of 1%, which was partially offset by lower utilization of our Consulting services resources of 1%.

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

Cost of product in fiscal year 2009 was $14.8 million, or 83% of Product revenue, compared to $7.9 million, or 81% of Product revenue in fiscal year 2008. The cost increase corresponds to the increase in Product revenue. The percentage increase was primarily due to the mix of vendor-specific products sold in fiscal year 2009.

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

Selling, general and administrative expenses decreased $5.9 million to $37.3 million in fiscal year 2009 from $43.2 million in fiscal year 2008. This decrease is primarily a factor of lower personnel costs of $4.3 million relating to headcount and salary reductions and other restructuring actions, reduced outside services expense of $0.9 million, and reduced office space of $0.4 million.

Severance and Related Costs

In 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. In 2008 and prior periods, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in fiscal year 2009 are anticipated to be $4.5 million annually. The cost reduction actions taken in fiscal year 2008 resulted in annual cash savings of $4.0 million. Substantially all severance and related costs associated with cost reduction activities will be paid out by the end of the first quarter of 2010, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Severance and related costs were $1.3 million in fiscal year 2009 compared to $1.6 million in fiscal year 2008. The $1.3 million of expense recorded in fiscal year 2009 primarily related to restructuring actions taken in 2009 for the elimination of thirty-four positions and an adjustment to sublease recoveries. In fiscal year 2008, the Company recorded $1.6 million of expense primarily related to restructuring actions of $1.1 million for the elimination of thirty positions and $0.5 million for the reduction of leased office space.

Depreciation

Depreciation increased $0.4 million, or 11%, to $4.2 million in fiscal year 2009 compared to $3.8 million in fiscal year 2008. The increase in depreciation is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Amortization of Intangibles

Amortization of intangibles decreased $0.1 million, or 33%, to $0.2 million in fiscal year 2009 compared to $0.3 million in fiscal year 2008. The decrease in amortization is primarily due to the Marketing Managed Services customer contracts becoming fully amortized.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $10.6 million for fiscal year 2009, compared to an operating loss of $21.0 million for fiscal year 2008.

Interest and Other Income, Net

Non-operating interest and other income was $0.1 million in both fiscal years 2009 and 2008. In fiscal year 2009, the $0.1 million of income was primarily due to a gain on the sale of equity securities in a publicly-traded company for $0.3 million and interest income partially offset by interest expense for our capital lease obligations. In fiscal year 2008, the $0.1 million of income was primarily related to interest income of $0.5 million partially offset by interest expense for our capital lease obligations.

Income Tax Provision

The income tax provision was less than $0.1 million in both fiscal years 2009 and 2008. As of December 26, 2009, total deferred tax assets of $58.4 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Discontinued Operations

The loss on discontinued operations was less than $0.1 million for fiscal year 2009 and related to the sale of a subsidiary in Switzerland. In fiscal year 2008, the loss on discontinued operations related to the closure of a subsidiary in France and was $0.7 million.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $11.9 million in fiscal year 2009 compared to a net loss available to common stockholders of $22.9 million in fiscal year 2008. These losses include accrued dividends to preferred stockholders of $1.3 million in both fiscal years 2009 and 2008. The net loss was $0.90 per share on a basic and diluted basis in fiscal year 2009, compared to a net loss of $2.21 per share on a basic and diluted basis in fiscal year 2008.

Year Ended December 27, 2008 Compared with the Year Ended December 29, 2007

Net Revenue

	For the Fiscal Years Ended
	December 27, 2008		December 29, 2007
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$42.1	48%	$38.6	40%
Consulting services	35.7	41%	49.4	51%

Services revenue	77.8	89%	88.0	91%
Product	9.8	11%	9.2	9%

Net revenue	87.6	100%	97.2	100%
Reimbursed expenses	3.6		4.9

Total revenue	$91.2		$102.1

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

Revenue from Consulting services decreased by $13.7 million to $35.7 million in fiscal year 2008 from $49.4 million in fiscal year 2007, a decrease of 28%. The decrease in revenue was mainly due to a 39% decline in our traditional CRM Service Line driven by reduced spending by our largest clients that utilize these services and the completion of several projects for another large client. Revenue from Consulting services from our Integrated Contact Solutions Service Line in fiscal year 2008 declined 9% compared to fiscal year 2007. We attributed this decline mainly to current economic conditions that increased the buying cycle and length of time taken to complete the contracting process. However, several large contracts signed in the second half of fiscal year 2008 resulted in sequential revenue growth in the fourth quarter for this Service Line. Our Behavioral Analytics™ Service Line revenue decreased 18% in fiscal year 2008, due primarily to lower assessment activity. Spending by our clients who utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these agreements.

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

Revenue from the sale of Product increased by 7%, or $0.6 million, to $9.8 million in fiscal year 2008, from $9.2 million in fiscal year 2007. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

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

Cost of services in fiscal year 2008 was $51.6 million, or 66% of Services revenue, compared to $58.5 million, or 66% of Services revenue, in fiscal year 2007. The decrease in cost was largely due to lower internal and external resource costs of $4.8 million, increased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs of $1.5 million, and reduced discretionary travel expense of $1.5 million, which was partially offset by an increase in third-party support costs that related to the increase in Integrated Contact Solutions Managed services revenue of $1.2 million. The Cost of Services percentage was unchanged primarily to lower utilization of our Consulting services resources of 3%, offset by higher average billable rates of 1% and lower costs of 2%.

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

Cost of product in fiscal year 2008 was $7.9 million, or 81% of Product revenue, compared to $7.0 million, or 76% of Product revenue in fiscal year 2007. The cost increase corresponded to the increase in Product revenue. The percentage increased primarily due to the allocation of Product revenue to another element in a multiple element arrangement and the mix of vendor-specific products sold in fiscal year 2008.

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

Selling, general and administrative expenses decreased $3.9 million to $43.2 million in fiscal year 2008 from $47.1 million in fiscal year 2007. This decrease was primarily a factor of lower personnel costs of $3.1 million relating to cost reduction and other restructuring actions and reduced discretionary travel expense of $0.8 million.

Severance and Related Costs

In 2008, in response to the then-current business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. In 2008, we achieved cash savings of $9.0 million related to the cost reduction actions taken in late fiscal year 2007. Cash savings related to cost reduction actions taken in fiscal year 2008 were anticipated to be nearly $4.0 million annually. Severance and related costs associated with severance payments were paid out by the end of the second quarter of 2009, pursuant to agreements entered into with affected employees. In late 2007, we restructured our business into two primary business units, the Behavioral Analytics™ Service and Integrated Contact Solutions. In connection with this change, a number of cost reduction activities were undertaken, principally consisting of personnel reductions in fiscal year 2007. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Severance and related costs was $1.6 million in fiscal year 2008 compared to $1.3 million in fiscal year 2007. This $1.6 million cost consisted of $1.1 million of severance and related costs for the elimination of 30 positions and $0.5 million related to reduced leased office space. The $1.3 million of expense recorded in fiscal year 2007 was due to restructuring actions taken in 2007 and the elimination of 41 positions.

Depreciation

Depreciation increased by $0.6 million, or 19%, to $3.8 million in fiscal year 2008 compared to $3.2 million in fiscal year 2007. The increase in depreciation was primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

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

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in fiscal year 2008 compared to $0.1 million of tax benefit in fiscal year 2007. As of December 27, 2008, total deferred tax assets of $56.9 million are offset by a valuation allowance of $56.8 million. The income tax benefit in 2007 resulted from a reversal of $0.1 million of the valuation allowance primarily related to certain state net operating losses (“NOLs”), which were converted into a refundable tax credit. We expect to utilize this refundable tax credit before it expires. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Discontinued Operations

The loss on discontinued operations related to the closure of a subsidiary in France and was $0.7 million in fiscal year 2008.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $22.9 million in fiscal year 2008 compared to a net loss available to common stockholders of $20.1 million in fiscal year 2007. These losses included dividends to preferred shareholders of $1.3 million and $1.4 million in fiscal years 2008 and 2007, respectively. The net loss was $2.21 per share on a basic and diluted basis in fiscal year 2008, compared to a net loss of $2.40 per share on a basic and diluted basis in fiscal year 2007.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements and other revenue generation and growth investments. As of December 26, 2009, our principal capital resources consisted of (1) our cash and cash equivalent balances of $29.0 million, which includes $2.0 million in foreign bank accounts, and (2) restricted cash of $3.7 million.

Our cash and cash equivalents position increased $1.9 million, or 7%, as of December 26, 2009, from $27.1 million as of December 27, 2008. The increase in cash in fiscal year 2009 was primarily the result of lower working capital requirements, offset by capital expenditures and capital lease principal payments. Restricted cash remained constant at $3.7 million for both fiscal years 2009 and 2008 and was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company generated $7.7 million of cash in operating activities during fiscal year 2009 and used $1.4 million of cash in operating activities during fiscal year 2008. During fiscal year 2009, cash flows of $7.7 million from operating activities consisted primarily of higher unearned revenue of $13.1 million as a result of customer prepayments, partially offset by higher prepaid costs of $6.4 million which primarily consist of costs associated with the increase in unearned revenue.

During fiscal year 2008, cash outflows of $1.4 million from operating activities consisted primarily of the operating loss excluding non-cash items, amortization, and stock-based compensation of $2.0 million and a $2.4 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by lower prepaid costs of $1.3 million, due primarily to the amortization of costs associated with this recognized unearned revenue and lower receivables of $1.1 million due mainly to improvement in our average Days Sales Outstanding (“DSO”).

DSO was 35 days at December 26, 2009 compared to 36 days at December 27, 2008, an improvement of one day. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections. At December 26, 2009, there remained $0.3 million of unpaid severance and related costs. See Note Three “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Cash Flows from Investing Activities

The Company used $3.0 million and $0.7 million of cash in investing activities during fiscal year 2009 and 2008, respectively. Capital expenditures of $3.3 million and $0.7 million were primarily used to purchase computer hardware and software during fiscal year 2009 and 2008, respectively, offset by the sale of $0.3 million of short-term investments in 2009. We currently expect our capital investments to be between $4.0 million and $5.5 million for fiscal year 2010 and plan on funding less than 30% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $2.8 million of cash in financing activities during fiscal year 2009 compared to $8.2 million of cash generated during fiscal year 2008. Net cash outflows of $2.8 million during fiscal year 2009 were primarily attributable to $1.4 million of principal payments under our capital lease obligations, $0.8 million of cash used to acquire treasury stock, and $0.6 million for cash dividend payments on Series B Stock. Net cash generated during fiscal year 2008 was primarily attributable to $14.8 million of net proceeds from the issuance of 2,645,395 common shares in connection with a rights offering, proceeds of $0.3 million from stock compensation and employee stock purchase plans partially offset by $3.7 million to acquire treasury stock, $1.3 million for cash dividend payments on Series B Stock, $1.2 million increase in restricted cash to support our collateral requirements for our capital lease agreements and $0.7 million of principal payments under our capital lease obligations. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings and the Salary Replacement Program.

During the fourth quarter of 2009, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock, which was paid on January 4, 2010. The dividend payment for the period July 1, 2008 through December 31, 2008, payable on January 1, 2009, was suspended to conserve cash given the then-current macro-economic uncertainties (the amount of the semi-annual dividend due at that time was $0.6 million). Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company expects to continue to acquire treasury stock between $0.5 million and $0.8 million during the first quarter of 2010 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $29.0 million as of December 26, 2009. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at December 26, 2009 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

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

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of December 26, 2009. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.7 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.3 million remains available under the Facility at December 26, 2009. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal year 2009 or 2008. See Note Eleven “Line of Credit” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Accounts Receivable Customer Concentration

As of December 26, 2009, two clients, United Rentals, Inc. and Blue Shield of California, accounted for 13% and 12%, respectively, of total gross accounts receivable. Of that amount, we have collected 46% from United Rentals, Inc. and 100% from Blue Shield of California through March 5, 2010. Of the total December 26, 2009 gross accounts receivable, we have collected 78% as of March 5, 2010. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of December 26, 2009 and December 27, 2008 were $2.7 million and $3.2 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases will not require an irrevocable letter of credit. We expect capital lease obligations to increase between $1.0 million to $1.5 million for fiscal year 2010 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of December 26, 2009. These commitments are as follows:

(In millions)		Less Than 1	1 – 3	3 – 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Letters of credit	$3.7	$1.3	$2.4	$—	$—
Operating leases	3.0	1.1	1.1	0.7	0.1
Capital leases	3.1	1.9	1.2	—	—
Severance and related costs	0.5	0.1	0.2	0.2	—
Purchase obligations	6.1	6.1	—	—	—

Total	$16.4	$10.5	$4.9	$0.9	$0.1

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K, no net tax contractual obligations exist as of December 26, 2009.

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 26, 2009 and December 27, 2008.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2009 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of December 26, 2009 and December 27, 2008. The amounts listed have not been reduced by minimum sublease rentals of $0.2 million and $0.3 million due in fiscal years 2009 and 2008, respectively, under non-cancelable subleases.

Purchase Obligations

Purchase obligations include $4.2 million of commitments reflected as liabilities on our balance sheet as of December 26, 2009, as well as $1.9 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $7.2 million as of December 27, 2008.

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K, no net tax contractual obligations exist as of December 26, 2009.

Recent Accounting Pronouncements

In July 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB ASC as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the FASB ASC will be considered non-authoritative. The FASB ASC also includes all relevant SEC guidance organized using the same topical structure in separate sections within the FASB ASC.

Following the FASB ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”), which will serve to update the FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to the FASB ASC.

The FASB ASC was not intended to change GAAP, but it has changed the way GAAP is organized and presented. The FASB ASC became effective for our third quarter 2009 financial statements and the principal impact on our financial statements has been limited to disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the FASB ASC.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

In October 2009, the FASB also issued ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

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

In August 2009, the FASB issued ASU No. 2009-05, which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or (2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, then it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for our fourth quarter 2009. There was no material effect upon adoption of ASU No. 2009-05 on our consolidated financial statements.

In September 2006, the FASB issued “Fair Value Measurements” ASC Topic 820, which defined fair value, established a framework for measuring fair value in GAAP, and expanded disclosures about fair value measurements. This guidance did not require any new fair value measurements, but provided guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This guidance was effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued additional guidance “That Address Fair Value Measurements for Purposes of Lease Classification”, which amended the original fair value guidance to exclude its application for purposes of lease classification or measurement. On February 12, 2008, the FASB issued guidance to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions related to financial assets and liabilities effective January 1, 2008, and there was no material effect on our consolidated financial statements. The Company adopted the required provisions for non-financial assets and liabilities on January 1, 2009, and there was no material effect on our consolidated financial statements. Effective October 2008, the Company adopted the required provisions of “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” and there was no material effect on our consolidated financial statements. Effective April 2009, the Company adopted “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs; as a result, the adoption of this guidance had no impact on our consolidated financial statements.

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

During 2009, the FASB issued several ASUs – ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-05, 2009-13, and 2009-14 discussed above, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We provide solutions to clients in a number of countries, including the United States, Australia, Canada, Germany, Ireland, and the United Kingdom. For the fiscal years ended December 26, 2009 and December 27, 2008, 5% and 6%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF eLOYALTY CORPORATION

Page
Financial Statements:
Report of Grant Thornton LLP Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets — as of December 26, 2009 and December 27, 2008	31

Consolidated Statements of Operations — for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	32

Consolidated Statements of Cash Flows — for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	33

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss — for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	34

Notes to Consolidated Financial Statements	36

Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts — for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

eLoyalty Corporation

We have audited the accompanying consolidated balance sheets of eLoyalty Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 26, 2009 and December 27, 2008, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 26, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II- Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2009 and December 27, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 10, 2010

eLOYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 26, 2009	December 27, 2008
ASSETS:
Current Assets:
Cash and cash equivalents	$28,982	$27,064
Restricted cash	3,745	3,655
Receivables, net	9,313	10,005
Prepaid expenses	10,126	7,783
Other current assets	944	1,251

Total current assets	53,110	49,758
Equipment and leasehold improvements, net	6,194	6,424
Goodwill	2,643	2,643
Intangibles, net	476	611
Other long-term assets	8,180	4,787

Total assets	$70,603	$64,223

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$3,634	$3,904
Accrued compensation and related costs	5,762	4,994
Unearned revenue	20,436	11,525
Capital leases	1,590	1,311
Other current liabilities	3,477	3,336

Total current liabilities	34,899	25,070
Long-term unearned revenue	9,526	5,274
Capital leases	1,067	1,862
Other long-term liabilities	638	710

Total liabilities	46,130	32,916

Redeemable Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,616,169 and 3,619,537 shares issued and outstanding with a liquidation preference of $19,733 and $19,107 at December 26, 2009 and December 27, 2008, respectively	18,442	18,460
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,871,521 and 14,152,702 shares issued at December 26, 2009 and December 27, 2008; and 14,220,279 and 13,661,746 outstanding at December 26, 2009 and December 27, 2008, respectively	149	142
Additional paid-in capital	203,627	198,853
Accumulated deficit	(190,821)	(180,201)
Treasury stock, at cost, 651,242 and 490,956 shares at December 26, 2009 and December 27, 2008, respectively	(3,295)	(2,457)
Accumulated other comprehensive loss	(3,629)	(3,490)

Total stockholders’ equity	6,031	12,847

Total liabilities and stockholders’ equity	$70,603	$64,223

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended
	2009	2008	2007
Revenue:
Services	$79,862	$77,796	$88,046
Product	17,780	9,777	9,185

Revenue before reimbursed expenses (net revenue)	97,642	87,573	97,231
Reimbursed expenses	3,971	3,624	4,874

Total revenue	101,613	91,197	102,105
Operating expenses:
Cost of services	50,346	51,613	58,496
Cost of product	14,814	7,945	6,993

Cost of revenue before reimbursed expenses	65,160	59,558	65,489
Reimbursed expenses	3,971	3,624	4,874

Total cost of revenue, exclusive of depreciation and amortization shown below:	69,131	63,182	70,363
Selling, general and administrative	37,259	43,155	47,075
Severance and related costs	1,341	1,635	1,333
Depreciation	4,242	3,845	3,186
Amortization of intangibles	223	340	423

Total operating expenses	112,196	112,157	122,380

Operating loss	(10,583)	(20,960)	(20,275)
Interest and other income, net	53	70	1,484

Loss from continuing operations before income taxes	(10,530)	(20,890)	(18,791)
Income tax (provision) benefit	(44)	(15)	53

Loss from continuing operations	(10,574)	(20,905)	(18,738)
Loss on discontinued operations	(46)	(748)	—

Net loss	(10,620)	(21,653)	(18,738)
Dividends related to Series B Stock	(1,292)	(1,296)	(1,405)

Net loss available to common stockholders	$(11,912)	$(22,949)	$(20,143)

Per common share:
Basic loss from continuing operations	$(0.80)	$(2.02)	$(2.23)

Basic loss from discontinued operations	$—	$(0.07)	$—

Basic net loss	$(0.90)	$(2.21)	$(2.40)

Diluted loss from continuing operations	$(0.80)	$(2.02)	$(2.23)

Diluted loss from discontinued operations	$—	$(0.07)	$—

Diluted net loss	$(0.90)	$(2.21)	$(2.40)

Shares used to calculate basic net loss per share	13,255	10,365	8,399

Shares used to calculate diluted net loss per share	13,255	10,365	8,399

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$504	$3,345	$1,004
Selling, general and administrative	5,793	11,335	9,444
Severance and related costs	248	103	196

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(10,620)	$(21,653)	$(18,738)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	4,465	4,185	3,609
Stock-based compensation	6,297	14,680	10,448
Loss on discontinued operations	46	748	—
Provision for uncollectible amounts	82	18	168
Severance and related costs	270	293	—
Deferred income taxes	7	(2)	(129)
Changes in assets and liabilities:
Receivables	668	1,140	1,466
Prepaid expenses	(6,395)	1,305	(3,533)
Other assets	(60)	(523)	1,622
Accounts payable	(273)	919	(1,271)
Accrued compensation and related costs	737	(296)	2,057
Unearned revenue	13,145	(2,362)	6,233
Other liabilities	(626)	112	(550)

Net cash provided by (used in) operating activities	7,743	(1,436)	1,382

Cash Flows from Investing Activities:
Capital expenditures and other	(3,327)	(698)	(4,520)
Sale of short-term investments	337	—	—

Net cash used in investing activities	(2,990)	(698)	(4,520)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(1,384)	(748)	(27)
Acquisition of treasury stock	(838)	(3,741)	(3,637)
Payment of Series B Stock dividends	(649)	(1,317)	(1,468)
Increase in restricted cash	(90)	(1,200)	(2,172)
Proceeds from stock compensation and employee stock purchase plans, net	141	343	422
Proceeds from rights offering, net	—	14,845	24

Net cash (used in) provided by financing activities	(2,820)	8,182	(6,858)

Effect of exchange rate changes on cash and cash equivalents	(15)	(396)	(237)

Increase (decrease) in cash and cash equivalents	1,918	5,652	(10,233)
Cash and cash equivalents, beginning of period	27,064	21,412	31,645

Cash and cash equivalents, end of period	$28,982	$27,064	$21,412

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$869	$2,429	$1,518
Capital equipment purchased on credit	869	2,429	1,518
Change in net unrealized security (loss) gain	(108)	(343)	451
Supplemental Disclosures of Cash Flow Information:
Cash refunded for income taxes, net	$—	$—	$1,192
Interest paid	(356)	(536)	(97)

See accompanying notes to consolidated financial statements.

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	(Accumulated Deficit)	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity
	Shares	Amount
Balance, December 30, 2006	9,078,794	$91	$162,059	$(139,810)	$—	$(3,726)	$18,614

Net loss				(18,738)			(18,738)
Foreign currency translation						(225)	(225)
Unrealized gain on marketable securities						451	451

Comprehensive loss							(18,512)
Rights offering, net			24				24
Issuance of Common Stock for option awards exercised	22,279		257				257
Issuance of Common Stock related to employee stock programs	639,998	6	2,947				2,953
Amortization/forfeitures of unearned compensation	(165,142)	(1)	7,708				7,707
Purchase of treasury shares					(3,637)		(3,637)
Issuance of treasury shares	(43,770)		(906)		906		—
Series B Stock conversions	353,299	3	1,799				1,802
Series B Stock dividend			(1,405)				(1,405)

Balance, December 29, 2007	9,885,458	$99	$172,483	$(158,548)	$(2,731)	$(3,500)	$7,803

Net loss				(21,653)			(21,653)
Foreign currency translation						353	353
Unrealized (loss) on marketable securities						(343)	(343)

Comprehensive loss							(21,643)
Proceeds from rights offering, net	2,645,395	26	14,819				14,845
Issuance of Common Stock related to employee stock programs	1,941,885	19	7,897				7,916
Amortization/forfeitures of unearned compensation	(296,600)	(2)	8,325				8,323
Purchase of treasury shares					(3,741)		(3,741)
Issuance of treasury shares	(148,969)	(1)	(4,014)		4,015		—
Series B Stock conversions	125,533	1	639				640
Series B Stock dividend			(1,296)				(1,296)

Balance, December 27, 2008	14,152,702	$142	$198,853	$(180,201)	$(2,457)	$(3,490)	$12,847

eLOYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	(Accumulated Deficit)	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity
	Shares	Amount
Balance, December 27, 2008	14,152,702	$142	$198,853	$(180,201)	$(2,457)	$(3,490)	$12,847

Net loss				(10,620)			(10,620)
Foreign currency translation						(31)	(31)
Unrealized gain (loss) on marketable securities						(108)	(108)

Comprehensive loss							(10,759)
Issuance of Common Stock for option awards exercised	1,000		3				3
Issuance of Common Stock related to employee stock programs	736,482	7	461				468
Amortization/forfeitures of unearned compensation	(22,031)		5,584				5,584
Purchase of treasury shares					(838)		(838)
Series B Stock conversions	3,368		18				18
Series B Stock dividend			(1,292)				(1,292)

Balance, December 26, 2009	14,871,521	$149	$203,627	$(190,821)	$(3,295)	$(3,629)	$6,031

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

The Company is focused on growing and developing its business through two primary Business Units: the Behavioral Analytics™ Service and Integrated Contact Solutions. Through these Business Units, the Company generates three types of revenue: (1) Managed services revenue, which is recurring, annuity revenue from long-term (generally one- to five-year) contracts; (2) Consulting services revenue, which is generally project-based and sold on a time-and-materials or fixed-fee basis; and (3) Product revenue, which is generated through the resale of third-party software and hardware. The chart below shows the relationship between these Business Units and the types of revenue generated from each.

Business Unit	Managed Services Revenue	Consulting Services Revenue	Product Revenue
Behavioral Analytics™ Service	Subscription and amortized deployment revenue; marketing application hosting and email fulfillment revenue	Follow-on consulting revenue	None
Integrated Contact Solutions	Contact center monitoring and support revenue; remote application support revenue	System integration revenue for the Integrated Contact Solutions Service Line; consulting revenue for the traditional CRM Service Line	Hardware and software resale revenue, primarily from products of Cisco Systems

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End

The fiscal year-end dates presented are December 26, 2009, December 27, 2008, and December 29, 2007.

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

Revenue Recognition

Behavioral Analytics™ Service Business Unit

Behavioral Analytics™ Service Line

Managed services revenue included in the Behavioral Analytics™ Service Line consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the system and/or hours of calls analyzed during the specific month. This revenue is recognized as the service is performed for the client.

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to provide follow-on consulting services post-deployment, which generally consist of custom data analysis. These follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Marketing Managed Services Line

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

Integrated Contact Solutions Business Unit

Integrated Contact Solutions Service Line

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

Multiple-element arrangements are segmented into separate earning processes when the elements have objective and reliable evidence of fair value and have value to the customer on a stand-alone basis. Revenue related to contracts with multiple elements is allocated based on the fair value of the element and is recognized in accordance with our revenue recognition policy for each type of element, as described above. If the fair value for any undelivered element cannot be established, then revenue is deferred until all elements have been delivered to the client. If PCS or similar services are the only remaining activity without established fair value, then the revenue for the entire arrangement is recognized ratably over the service period.

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

Cost of Revenue before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of services primarily consists of labor costs including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general and administrative personnel working on direct, revenue-generating activities and third-party pass-through costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, solution development/support, marketing and administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Loss Per Common Share

The Company calculates loss per share in accordance with the guidance provided under ASC Topic 260, “Earnings per Share.” The basic net loss per common share has been computed by dividing the net loss available to common stockholders for each period presented by the weighted average shares outstanding. Diluted loss per common share has been computed by dividing the net loss available to common stockholders by the weighted average shares outstanding plus the dilutive effect of common stock equivalents, which is primarily related to Series B Stock, using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of common stock equivalents is not included in the diluted loss per share calculation as it was antidilutive.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 26, 2009 and December 27, 2008. Fair value is an exit price and establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash principally represents cash as security for the Company’s line of credit and letters of credit issued to support our capital lease obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and receivables. Cash and cash equivalents and restricted cash consist of money market funds and deposits with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company’s receivables are derived from revenue earned from clients located primarily in the U.S. and are denominated in U.S. dollars. For the fiscal year ended 2009, one client, Sears Holdings Management Corporation, accounted for 15% of total revenue. For the fiscal years ended 2008 and 2007, one client, United HealthCare Services, Inc., accounted for 17% and 24% of total revenue, respectively, in such years. At December 26, 2009, two clients accounted for 10% or more of total net receivables: United Rentals, Inc. accounted for 13% and Blue Shield of California accounted for 12%. At December 27, 2008, Los Angeles Department of Water and Power accounted for 15% of total net receivables.

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

The Company accounts for software developed for internal use in accordance with the guidance provided under ASC Topic 350, which addresses accounting for the costs of computer software developed or obtained for internal use. As such, costs incurred that relate to the planning and post-implementation phases of development are expensed. Costs incurred during application development stage are capitalized and amortized over the asset’s estimated useful life, generally three to five years.

The Company leases certain equipment using both capital leases and operating leases. Assets leased under capital leases are recorded at the present value of future lease payments and depreciated on a straight line basis over three years. Prior to 2007, there were no assets acquired through capital leases.

Goodwill

Goodwill is tested annually for impairment using a two-step test approach. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

There has been no impairment identified as a result of the annual review of goodwill as of December 26, 2009 and December 27, 2008. The carrying value of goodwill was $2.6 million as of December 26, 2009 and December 27, 2008. We may incur an impairment of goodwill if our financial results are negatively impacted by current economic conditions and we continue to incur losses or our stock price declines.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. The original cost of intangible assets as of December 26, 2009 and December 27, 2008 was $2.8 million and $2.7 million, respectively. Accumulated amortization of intangible assets as of December 26, 2009 and December 27, 2008 were $2.3 million and $2.1 million, respectively. Amortization expense of intangible assets will be $0.1 million for fiscal year 2010 and $0.1 million per year thereafter.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards. The Company does not provide U.S. deferred income taxes on earnings of U.S. or foreign subsidiaries, which are expected to be indefinitely reinvested.

In July 2006, the FASB addressed whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. There is additional guidance on derecognition, classification, interest, and penalties on income taxes, accounting in interim periods, and disclosure requirements. The Company adopted this guidance on December 31, 2006.

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

Stockholders’ Equity

Stockholders’ equity includes common stock issued, additional paid-in capital, accumulated deficit, treasury stock, and accumulated other comprehensive loss. The 3.6 million shares of Series B Stock are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B Stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument. Preferred stockholders have the ability to initiate a redemption upon the occurrence of certain events that are considered outside the Company’s control.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income (loss). Income and expense items are translated at average exchange rates prevailing during the period. For fiscal year 2009, foreign currency net losses were $0 compared to net gains of $0.4 million for fiscal year 2008. These foreign currency transactions from subsidiaries are included in interest and other income within the consolidated statements of operations.

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

New Accounting Standards

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FASB ASC was not intended to change GAAP, but it has changed the way GAAP is organized and presented. The FASB ASC became effective for our third quarter 2009 financial statements and the principal impact on our financial statements has been limited to disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the FASB ASC.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

In October 2009, the FASB also issued ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

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

In August 2009, the FASB issued ASU No. 2009-05, which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or (2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, then it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for our fourth quarter 2009. There was no material effect upon adoption of ASU No. 2009-05 on our consolidated financial statements.

In September 2006, the FASB issued “Fair Value Measurements” ASC Topic 820, which defined fair value, established a framework for measuring fair value in GAAP, and expanded disclosures about fair value measurements. This guidance did not require any new fair value measurements, but provided guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This guidance was effective for fiscal years beginning after November 15, 2007. On February 14, 2008, the FASB issued additional guidance “That Address Fair Value Measurements for Purposes of Lease Classification”, which amended the original fair value guidance to exclude its application for purposes of lease classification or measurement. On February 12, 2008, the FASB issued guidance to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions related to financial assets and liabilities effective January 1, 2008, and there was no material effect on our consolidated financial statements. The Company adopted the required provisions for non-financial assets and liabilities on January 1, 2009, and there was no material effect on our consolidated financial statements. Effective October 2008, the Company adopted the required provisions of “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” and there was no material effect on our consolidated financial statements. Effective April 2009, the Company adopted “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company’s financial assets and liabilities are typically measured using Level 1 inputs; as a result, the adoption of this guidance had no impact on our consolidated financial statements.

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

During 2009, the FASB issued several ASUs – ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-05, 2009-13, and 2009-14, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Note Three — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements, and certain office assets.

During fiscal years 2009, 2008, and 2007, the Company recognized pre-tax charges (including adjustments) of $1.3 million, $1.6 million, and $1.3 million, respectively. The $1.3 million of expense recorded in fiscal year 2009 was primarily due to $1.2 million of restructuring actions taken in 2009 for the elimination of 34 positions and $0.1 million for an adjustment to sublease recoveries. The $1.6 million of expense recorded in fiscal year 2008 was primarily due to $1.1 million of restructuring actions taken in 2008 for the elimination of 30 positions and $0.5 million for the reduction of leased office space. The $1.3 million of expense recorded during 2007 was related to employee severance and related costs for the elimination of 41 positions.

During fiscal years 2009, 2008, and 2007, the Company made cash payments of $1.5 million, $1.9 million, and $0.8 million, respectively, related to cost-reduction actions. The 2009 cash payments were primarily related to severance and related costs, office space reductions, and office closures. The 2008 cash payments primarily related to severance and related costs and expenses related to the reduction of leased office space. Included in the 2007 payments were costs related to office space reductions and office closures, reserved for in fiscal years 2002 and 2001. The Company expects substantially all remaining severance payments to be paid out by the first quarter of 2010 pursuant to agreements entered into with affected employees.

The severance and related costs and their utilization for the fiscal years ended 2007, 2008, and 2009 are as follows:

	Employee Severance	Facilities	Total
Balance, December 30, 2006	$—	$0.3	$0.3

Charges	1.3	—	1.3
Adjustments	—	—	—

Charged to severance and related costs	1.3	—	1.3
Payments	(0.5)	(0.3)	(0.8)

Balance, December 29, 2007	0.8	—	0.8

Charges	1.0	0.5	1.5
Adjustments	0.1	—	0.1

Charged to severance and related costs	1.1	0.5	1.6
Payments	(1.8)	(0.1)	(1.9)

Balance, December 27, 2008	0.1	0.4	0.5

Charges	1.2	—	1.2
Adjustments	—	0.1	0.1

Charged to severance and related costs	1.2	0.1	1.3
Payments	(1.3)	(0.2)	(1.5)

Balance, December 26, 2009	$—	$0.3	$0.3

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 26, 2009, the $0.3 million primarily related to facility lease payments, net of estimated sublease recoveries and the remaining lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.3 million balance is apportioned between “Other current liabilities,” and “Other long-term liabilities.” As of December 27, 2008, of the $0.5 million that remained reserved, $0.1 million related to severance payments and was recorded in “Accrued compensation and related costs,” $0.2 million was recorded in “Other current liabilities,” and the remaining balance of $0.2 million was in “Other long-term liabilities.”

Note Four — Receivables, Net

Receivables consist of the following:

	As of
	December 26, 2009	December 27, 2008
Amounts billed to clients	$7.7	$8.3
Unbilled revenue	1.8	1.8

	9.5	10.1
Allowances for doubtful accounts	(0.2)	(0.1)

Receivables, net	$9.3	$10.0

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials, and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 26, 2009 and December 27, 2008 consists of amounts due from clients and is anticipated to be collected within normal terms. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Two clients, United Rentals, Inc. and Blue Shield of California, accounted for 13% and 12%, respectively, of total gross accounts receivable as of December 26, 2009. We have collected 46% and 100%, respectively, of those amounts through March 5, 2010. One client, Los Angeles Department of Water and Power, accounted for 15% of total gross accounts receivable as of December 27, 2008.

Note Five — Current Prepaid Expenses

Current prepaid expenses were $10.1 million and $7.8 million as of December 26, 2009 and December 27, 2008, respectively. Current prepaid expenses primarily consist of third-party support costs related to our Integrated Contact Solutions Managed services and deferred costs related to the Behavioral Analytics™ Service. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
	December 26, 2009	December 27, 2008
Integrated Contact Solutions prepaid third-party support costs	$4.7	$3.7
Behavioral Analytics™ Service deferred costs	2.6	2.2
Prepaid commissions	1.2	0.5
Other	1.6	1.4

Total	$10.1	$7.8

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Six — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 26, 2009	December 27, 2008
Computers and software	$36.4	$33.4
Furniture and equipment	1.5	1.5
Leasehold improvements	1.5	1.3

Equipment and leasehold improvements, gross	39.4	36.2
Accumulated depreciation and amortization	(33.2)	(29.8)

Equipment and leasehold improvements, net	$6.2	$6.4

Depreciation expense was $4.2 million, $3.8 million, and $3.2 million, for the fiscal years ended 2009, 2008, and 2007, respectively. Assets acquired under capital leases were $0.9 million in fiscal year 2009, $2.4 million in fiscal year 2008, and $1.5 million in fiscal year 2007. Depreciation on capital lease assets was $1.4 million and $0.8 million in 2009 and 2008, respectively. Prior to 2007, there were no fixed assets acquired under capital leases.

Note Seven — Income Taxes

In July 2006, the FASB addressed whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. There is also guidance on derecognition, classification, interest, and penalties on income taxes, accounting in interim periods, and income tax disclosures.

The Company adopted this guidance on December 31, 2006. As a result of implementing this guidance, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryforward, which was offset with a reduction to the valuation allowance with no net change to retained earnings. The Company had unrecognized tax benefits of $12.8 million as of the date of adoption.

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

Balance at December 30, 2006	$12.8
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions as a result of lapse of statute	—
Settlements	—

Balance at December 29, 2007	$12.8

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions as a result of lapse of statute	—
Settlements	—

Balance at December 27, 2008	$12.8

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions as a result of lapse of statute	—
Settlements	—

Balance at December 26, 2009	$12.8

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the Company’s worldwide net operating loss carryforward position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s worldwide net operating loss carryforward position, accrued interest and penalties associated with uncertain tax positions as of December 26, 2009 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

Income (loss) before income taxes consisted of the following:

	For the Fiscal Years Ended
	2009	2008	2007
United States	$(11.3)	$(21.1)	$(19.4)
Foreign	0.7	(0.6)	0.6

Total	$(10.6)	$(21.7)	$(18.8)

The income tax (provision) benefit consists of the following:

	For the Fiscal Years Ended
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	(0.1)
Foreign	—	—	0.1

Total current	—	—	—

Deferred:
Federal	—	—	(0.1)
State	—	—	0.2
Foreign	—	—	—

Total deferred	—	—	0.1

Income tax (provision) benefit	$—	$—	$0.1

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax (provision) benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended
	2009	2008	2007
Federal tax benefit, at statutory rate	$3.7	$7.6	$6.5
State tax benefit, net of federal benefit	—	—	0.1
Foreign tax rate differences	—	—	—
Nondeductible expenses	(0.4)	(0.6)	(0.7)
Change in tax rates	—	—	(0.5)
Adjustment to net operating losses	—	—	(1.1)
Other	0.1	(0.3)	0.1
Valuation allowance	(3.4)	(6.7)	(4.3)

Income tax (provision) benefit	$—	$—	$0.1

Deferred tax assets and liabilities were comprised of the following:

	As of
	December 26, 2009	December 27, 2008
Deferred tax assets:
Net operating loss carryforwards	$58.9	$54.1
Receivable allowances	0.1	—
Other accruals	2.8	3.7
Depreciation and amortization, including goodwill	1.9	2.3
Non-deductible reserves	0.1	0.1
Tax credit carryforward	0.5	0.5
Valuation allowance	(58.4)	(56.8)

Total deferred tax assets	5.9	3.9

Deferred tax liabilities:
Prepaid expenses	(5.9)	(3.9)

Total deferred tax liabilities	(5.9)	(3.9)

Net deferred tax asset (liability)	$—	$—

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregate to an immaterial amount at December 26, 2009 and December 27, 2008.

During fiscal year 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This is in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 26, 2009, net deferred tax assets of $58.4 million were fully offset by a valuation allowance. The Company’s U.S. Federal net operating losses (“NOLs”) of $197.4 million and U.S. State NOLs of $104.9 million expire beginning in 2022 and 2010, respectively. The Company’s non-U.S. NOLs of $1.4 million are subject to various expiration dates beginning in 2010. The Company also carries $0.5 million in Research and Development credit carryforwards that expire beginning in 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was spun off from TSC into a separate, publicly-traded company on February 15, 2000. Pursuant to the Tax Sharing and Disaffiliation Agreement between TSC and the Company, TSC was liable to the Company for any income tax benefits realized by TSC related to the exercise of the Company stock options by TSC employees. With respect to the realizability of these tax benefits, the Company was dependent on TSC’s ability to realize the benefits. No benefits were realized by TSC, and accordingly, the Company did not recognize any of these benefits. On May 1, 2009, TSC filed a Certificate of Dissolution with the Secretary of State of the State of Delaware and TSC stockholders approved the announced Plan of Complete Liquidation and Dissolution of TSC on April 27, 2009. Therefore, no tax benefits are expected to be realized in the future.

Note Eight — Other Long-Term Assets

Other long-term assets were $8.2 million as of December 26, 2009 and $4.8 million as of December 27, 2008. Other long-term assets primarily consist of third-party support costs related to our Integrated Contact Solutions Managed services and deferred costs related to the Behavioral Analytics™ Service. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	December 26, 2009	December 27, 2008
Integrated Contact Solutions prepaid third-party support costs	$4.1	$1.0
Behavioral Analytics™ Service deferred costs	2.5	2.7
Prepaid commissions	1.3	0.6
Other	0.3	0.5

Total	$8.2	$4.8

Note Nine — Current Unearned Revenue

Current unearned revenue was $20.4 million as of December 26, 2009 and $11.5 million as of December 27, 2008. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
	December 26, 2009	December 27, 2008
Behavioral Analytics™ Service – Managed Services	$10.4	$3.6
Integrated Contact Solutions Managed Services	9.8	7.5
Other	0.2	0.4

Total	$20.4	$11.5

Note Ten — Long-Term Unearned Revenue

Long-term unearned revenue was $9.5 million and $5.3 million as of December 26, 2009 and December 27, 2008. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
	December 26, 2009	December 27, 2008
Integrated Contact Solutions Managed Services	$5.7	$1.6
Behavioral Analytics™ Service – Managed Services	3.8	3.7

Total	$9.5	$5.3

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eleven — Line of Credit

The Company maintains a Loan Agreement with the Bank. The Facility, which is $5.0 million as of December 26, 2009, requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The balance in the secured account cannot be less than the outstanding balance drawn on the Facility line of credit and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.7 million related to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.3 million remains available under the Facility as of December 26, 2009. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during fiscal years 2009 or 2008.

Note Twelve — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the eLoyalty Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 20% of their eligible compensation and up to 100% of their bonus compensation, subject to IRS statutory limits. In order to conserve cash given the then-current macro-economic uncertainties, eLoyalty suspended the employer matching contributions for both U.S. and non-U.S. plans, partially for fiscal years 2009 and 2008. For fiscal years ended 2009 and 2008, a partial year employer match contribution of $0.2 million and $0.7 million, respectively, was expensed. For the fiscal year ended 2007, a non-discretionary matching contribution of $1.0 million was made at the rate of 50% of the amount that a participant contributed to the 401(k) Plan during the year, up to 6% of the participants’ qualifying compensation, with a maximum match of 3% of eligible earnings. The Company funds non-U.S. contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for non-U.S. plans for the periods presented.

Note Thirteen — Redeemable Convertible Preferred Stock and Capital Stock

The Company’s authorized capital stock consists of (i) 50,000,000 shares of Common Stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share. The Company has designated 5,000,000 shares of its preferred stock as its redeemable Series B Stock, of which 3,616,169 and 3,619,537 shares were issued and outstanding as of December 26, 2009 and December 27, 2008, respectively.

On September 12, 2008, eLoyalty completed a Rights Offering, which raised $14.8 million, net of expenses. Under the terms of the Rights Offering, persons who owned shares of the Company’s Common Stock or Series B Stock as of the close of business on August 13, 2008 (the record date for the Rights Offering) received the right to purchase 0.19756 shares of the Company’s Common Stock. These subscription rights expired on September 12, 2008. Pursuant to the terms of the Rights Offering, the Company issued 2,645,395 shares of the Company Common Stock at $5.67 per share.

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

Note Fourteen — Stock-Based Compensation

The Company issues stock awards under two stock incentive plans: the eLoyalty Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the eLoyalty Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Under the 1999 Plan and the 2000 Plan, awards of restricted stock or bonus (installment) stock, salary replacement, stock options, stock appreciation rights, and performance shares may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan and 2000 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). If shares or options awarded under the 1999 Plan and the 2000 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those options or shares again become available for issuance under the plans. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of common stock that are outstanding. Under the 2000 Plan, the Company originally reserved 280,000 shares of the Company Common Stock for issuance. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the 1999 Plan to increase the number of shares available for issuance under the Plan by 1,500,000. As of December 26, 2009, there were a total of 721,232 shares available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Stock compensation expense was $6.5 million, $14.8 million, and $10.6 million for fiscal years ended 2009, 2008, and 2007, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company does not recognize the windfall tax benefit related to the excess tax deduction because we currently do not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 for each of fiscal years ended December 26, 2009 and December 27, 2008.

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

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted and installment stock award activity was as follows for the years ended December 29, 2007, December 27, 2008, and December 26, 2009:

	Shares	Weighted Average Price
Nonvested balance at December 30, 2006	1,263,107	$9.69

Granted	433,024	$20.18
Vested	(533,258)	$11.45
Forfeited	(170,370)	$12.99

Nonvested balance at December 29, 2007	992,503	$12.80

Granted	1,082,536	$8.96
Vested	(826,439)	$8.99
Forfeited	(344,456)	$12.89

Nonvested balance at December 27, 2008	904,144	$11.63

Granted	600,000	$3.45
Vested	(489,247)	$10.76
Forfeited	(29,689)	$9.80

Nonvested balance at December 26, 2009	985,208	$7.14

	For the Fiscal Year Ended
	2009	2008	2007
Total fair value of restricted and installment stock awards vested	$2.7	$5.9	$10.2

As of December 26, 2009, there remains $4.8 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of the Company Common Stock on the date of grant, and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin in equal monthly or quarterly increments over the vesting period. The Company recognized compensation expense related to option awards of $1.2 million, $1.0 million, and $0.9 million for the fiscal years ended 2009, 2008, and 2007, respectively.

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

During fiscal year 2009, a total of 326,000 options were granted to non-employee directors. On February 18, 2009, each of the five non-employee directors received options to purchase 50,000 shares of Common Stock, vesting in 16 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $4.25, the closing price of a share of Common Stock on February 18, 2009. Then on March 2, 2009, the Board of Directors resolved to increase the size of the Board by adding an additional non-employee member, appointing David B. Mullen. In connection with his Board appointment, Mr. Mullen received options to purchase 50,000 shares of Common Stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $4.88, the closing price of a share of Common Stock on March 2, 2009. Lastly on May 15, 2009, 26,000 options were granted to non-employee directors. Each of the six non-employee directors, with the exception of Mr. Mullen, received 5,000 options that will vest 25% on May 31, 2010; the balance will vest quarterly over the following three years, with a maximum term of 10 years. Mr. Mullen received 1,000 options based on his Board appointment date. The exercise price per share was $6.90, the closing price of a share of Common Stock on the grant date.

During fiscal year 2008, a total of 220,000 options were granted. On February 19, 2008, 195,000 options were granted to five of the Company’s management members, vesting 25% after a one year period with the balance of the shares vesting in 12 equal quarterly installments, with a maximum term of 10 years. The exercise price per share was $10.54, the closing price of a share of eLoyalty Common Stock on February 19, 2008. Then on May 16, 2008, a total of 25,000 options were granted to non-employee directors. Each of the five non-employee directors received 5,000 options that vested 25% on February 28, 2009; the balance will vest quarterly over the following three years, with a maximum term of 10 years. The exercise price per share was $6.60, the closing price of a share of eLoyalty Common Stock on May 16, 2008.

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

Option activity was as follows for the fiscal years ended 2007, 2008, and 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 30, 2006	513,869	$24.75	5.4

Exercisable as of December 30, 2006	470,635	$26.63

Granted	270,000	$20.64		$10.96
Exercised	(22,279)	$11.56
Forfeited	(17,427)	$76.31

Outstanding as of December 29, 2007	744,163	$22.45	6.2

Exercisable as of December 29, 2007	534,788	$23.33

Outstanding intrinsic value at December 29, 2007	$1.8

Exercisable intrinsic value at December 29, 2007	$1.8

Granted	220,000	$10.09		$5.67
Exercised	—	$—
Forfeited	(29,761)	$88.16

Outstanding as of December 27, 2008	934,402	$17.45	6.1

Exercisable as of December 27, 2008	587,527	$19.52

Outstanding intrinsic value at December 27, 2008	$—

Exercisable intrinsic value at December 27, 2008	$—

Granted	326,000	$4.56		$2.78
Exercised	(1,000)	$3.25
Forfeited	(28,197)	$38.07

Outstanding as of December 26, 2009	1,231,205	$13.57	6.4

Exercisable as of December 26, 2009	783,542	$16.47

Outstanding intrinsic value at December 26, 2009	$1.4

Exercisable intrinsic value at December 26, 2009	$0.8

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Years Ended
	2009	2008	2007
Total fair value of stock options vested	$1.4	$0.8	$0.9
Intrinsic value of stock options exercised	—	—	0.1
Proceeds received from option exercises	—	—	0.3

As of December 26, 2009, there remains $2.0 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The fair value for options granted during fiscal years 2009, 2008, and 2007, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

	For the Fiscal Years Ended
	2009	2008	2007
Risk-free interest rates	1.8%	2.6%	4.5%
Expected dividend yield	—	—	—
Expected volatility	67%	59%	57%
Expected lives	6.0 years	6.0 years	5.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Salary Replacement Program

On January 8, 2009, eLoyalty Corporation approved the termination of the Salary Replacement Program. Effective February 1, 2009, the Company’s executive officers and other affected employees received their full salaries in cash. The Company no longer reduces cash salaries for periodic grants of unrestricted eLoyalty Common Stock.

The Salary Replacement Program was approved by the Board of Directors in November 2006. Under the program, executives and Vice Presidents exchanged a percentage of their salary for grants of shares of the Company’s Common Stock. The program had an effective date of December 1, 2006 and initially was authorized by the Board of Directors through December 31, 2007. In October 2007, the Board of Directors approved a modification and extended the plan through December 31, 2008. In addition, the program was expanded to include employees at the Senior Principal and Director levels who were based in North America. The salary reduction percentages ranged from 10% to 30%, dependent on salary levels of the impacted executives, Vice Presidents, Senior Principals, and Directors. The percentage of salary paid in stock increased for some of the more highly compensated executives and Vice Presidents. In February 2008, the Board of Directors modified the program and further reduced cash salaries at the executive and Vice President level by 7.5% of gross salary in exchange for an additional 12.5% of salary in the form of additional shares. The salary reduction percentages ranged from 10% to 37.5%, depending on salary levels of the affected executives, Vice Presidents, Senior Principals, and Directors. Subject to quarterly Compensation Committee approval, the Company would issue common stock at fair market value commensurate with the terms of the program. Under the Salary Replacement Program, a total of 736,481 and 131,143 shares were granted during fiscal years 2008 and 2007, respectively.

Other Stock Compensation

ICS Performance Unit Awards

On November 3, 2009, the Compensation Committee approved the grant of 65,000 performance unit awards to certain employees of the Integrated Contact Solutions (“ICS”) Business Unit. The performance period for the award began on October 1, 2009 and ends on December 29, 2012. On the last day of the performance period, the performance units granted will become fully vested. The amount earned, if any, for each vested performance unit will vary based on (1) the ultimate value of the ICS Business Unit relative to the baseline value and (2) the number of other participants receiving similar performance units (because a fraction of the total increase in ICS Business Unit value will fund an incentive pool that is divided among all participants based on the relative number of the performance units held by each participant at the end of the performance period). The distribution of this pool will be settled in shares of eLoyalty Common Stock; the number of shares issued will be determined based on the ultimate value of the incentive pool, divided by the 10-day average share price of eLoyalty Common Stock as of the distribution date.

During fiscal year 2009, the Company expensed $0.2 million for this program. The cost of this program is being expensed over the thirty-two-month performance period. As of December 26, 2009, there remains $3.7 million of unrecognized compensation expense related to the ICS performance units. These costs are expected to be recognized over a weighted average period of 1.7 years. There are an estimated 579,000 shares of eLoyalty Common Stock potentially issuable with this program as of December 26, 2009.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director Fees, Commissions, and Bonuses

During fiscal year 2008, the Company granted 394,200 shares to pay director fees, commissions, and bonuses with stock. Beginning in 2009, the Company paid director fees, commissions, and bonuses in cash.

Employee Stock Purchase Plan

During the first half of fiscal year 2007, eLoyalty’s Board of Directors and stockholders approved a proposal to increase the number of shares available under the Employee Stock Purchase Plan to 500,000. The Company reinstated the plan in the second half of fiscal year 2007. The plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of eLoyalty Common Stock at below-market prices. Under this plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 45,259 shares and 53,354 shares were issued under the plan during fiscal years 2009 and 2008, respectively. We recorded $0.1 million of expense for the plan during each of fiscal years 2009, 2008, and 2007.

Note Fifteen — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per common share:

	For the Fiscal Years Ended
	2009	2008	2007
Net loss	$(10.6)	$(21.6)	$(18.7)
Series B Stock dividends	(1.3)	(1.3)	(1.4)

Net loss available to common stockholders	$(11.9)	$(22.9)	$(20.1)

Per common share
Basic loss before Series B Stock dividends	$(0.80)	$(2.09)	$(2.23)

Basic net loss	$(0.90)	$(2.21)	$(2.40)

	For the Fiscal Years Ended
	2009	2008	2007
Weighted average shares outstanding (basic and diluted) (in millions)	13.26	10.37	8.40

Currently anti-dilutive common stock equivalents(1) (in millions)	4.23	3.64	4.50

(1)

In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as they were antidilutive.

Note Sixteen — Segments

Since 2008, the Company has operated in two business segments, the Behavioral Analytics™ Service Business Unit and Integrated Contact Solutions Business Unit. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral Analytics™ Service Business Unit focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral Analytics™ Service is primarily a managed hosted solution and is delivered as a subscription service. Revenue from follow-on consulting services, deployments, and subscription services as well as marketing application hosting and email fulfillment services, are included in this Business Unit.

The Integrated Contact Solutions Business Unit focuses on helping clients realize the benefits of transitioning their contact centers to a single network infrastructure from the traditional two-network (voice network and separate data network) model. Revenue from Consulting services, Managed services, Product resale, traditional CRM, and remote application support services are included in this Business Unit.

Management believes that Segment Operating Income/(Loss) Before Stock-Based Compensation, Severance and Related Costs, and Depreciation and Amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with General Accepted Accounting Principles. The Company does not allocate severance and related costs, depreciation and amortization or other items below the Operating Income/(Loss) level to its business segments. Also, the Company does not track or review asset information, other than capital investments, by reportable segments. Prior to 2008, the Company operated in one business segment and did not track information for the two new business segments; as a result, data for 2007 is not presented.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized information by business segment, along with a reconciliation to operating income (loss):

	Year to Date Segment Reporting at December 26, 2009
	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$22.0	$57.8	$—	$79.8
Product	—	17.8	—	17.8

Net revenue	22.0	75.6	—	97.6
Reimbursed expenses	0.3	3.7	—	4.0

Total revenue	22.3	79.3	—	101.6
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(3.5)	13.6	(8.6)	1.5
Stock-based compensation	3.0	1.6	1.7	6.3
Severance and related costs	—	—	1.3	1.3
Depreciation and amortization	—	—	4.5	4.5

Operating (loss)/income	(6.5)	12.0	(16.1)	(10.6)
Interest and other income, net	—	—	0.1	0.1
Income taxes	—	—	—	—
Loss on discontinued operations	—	—	(0.1)	(0.1)

Net (loss)/income	$(6.5)	$12.0	$(16.1)	$(10.6)

Capital investments	$3.2	$0.4	$0.5	$4.1

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year to Date Segment Reporting at December 27, 2008
	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$18.0	$59.8	$—	$77.8
Product	—	9.8	—	9.8

Net revenue	18.0	69.6	—	87.6
Reimbursed expenses	0.4	3.2	—	3.6

Total revenue	18.4	72.8	—	91.2
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(4.7)	15.3	(11.1)	(0.5)
Stock-based compensation	6.1	6.3	2.3	14.7
Severance and related costs	—	—	1.6	1.6
Depreciation and amortization	—	—	4.2	4.2

Operating (loss)/income	(10.8)	9.0	(19.2)	(21.0)
Interest and other income, net	—	—	0.1	0.1
Income taxes	—	—	—	—
Loss on discontinued operations	—	—	(0.8)	(0.8)

Net (loss)/income	$(10.8)	$9.0	$(19.9)	$(21.7)

Capital investments	$2.3	$0.3	$0.4	$3.0

Note Seventeen – Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 26, 2009 and December 27, 2008:

	Fair Value Measurements at December 26, 2009 Using
	Total carrying value at December 26, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$23.5	$23.5	$—	$—
Available for sale securities	$—	$—	$—	$—

	Fair Value Measurements at December 27, 2008 Using
	Total carrying value at December 27, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$18.6	$18.6	$—	$—
Available for sale securities	$0.1	$0.1	$—	$—

During fiscal year 2009, the Company sold its equity securities in a publicly-traded company for $0.3 million. As of December 27, 2008, $0.1 million of investments represented the market value of these equity securities. These marketable securities were classified as available for sale and were included in Other current assets on the Company’s balance sheet. Unrealized holding gains and losses were excluded from earnings and reported in other comprehensive income until realized.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eighteen – Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 26, 2009 and December 27, 2008. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

Note Nineteen — Leases

Capital Leases

The Company acquired $0.9 million and $2.4 million of computer equipment and leasehold improvements using capital leases during fiscal years 2009 and 2008, respectively. These assets were related primarily to investments in our Behavioral AnalyticsTM Service Line. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases will not require an irrevocable letter of credit. There was $1.4 million and $0.8 million of depreciation on capital leases during 2009 and 2008, respectively. All capital leases are for a term of three years. We expect capital lease investments to increase between $1.0 million to $1.5 million for fiscal year 2010.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 26, 2009:

Year	Amount
2010	$1.9
2011	1.0
2012	0.2
Thereafter	—

Total minimum lease payments	$3.1
Less: estimated executory costs	(0.2)

Net minimum lease payments	$2.9
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.7

Capital leases included in equipment and leasehold improvements (see Note Six):

	As of
	December 26, 2009	December 27, 2008
Computers and software	$4.8	$3.9
Accumulated depreciation and amortization	(2.2)	(0.8)

Computers and software, net	$2.6	$3.1

Operating Leases

The Company leases various office facilities under leases expiring at various dates through February 28, 2015. Additionally, the Company leases various property and office equipment under operating leases, generally under 3 year terms, expiring at various dates. Rental expense for all operating leases approximated $1.6 million, $1.9 million, and $1.6 million for fiscal years ended 2009, 2008, and 2007, respectively. These amounts exclude rental payments related to office space reductions, which were $0.1 million, $0.1 million, and $0.3 million in fiscal years 2009, 2008, and 2007, respectively.

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount
2010	$1.1
2011	0.7
2012	0.4
2013	0.3
2014	0.4
Thereafter	0.1

Total minimum payments required	$3.0

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 26, 2009.

Note Twenty-One — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2009
	1st		2nd		3rd		4th		Year
Total revenue	$31.8		$23.1		$22.7		$24.0		$101.6
Gross margin	$7.7		$8.6		$7.8		$8.4		$32.5
Operating loss	$(3.6	)(1)	$(1.8	)(1)	$(2.5	)(1)	$(2.7	)(1)	$(10.6	)(1)
Loss from continuing operations	$(3.8	)(1)	$(1.9	)(1)	$(2.1	)(1)	$(2.8	)(1)	$(10.6	)(1)
Loss on discontinued operations	$—		$—		$—		$—		$—
Net loss	$(3.8	)(1)	$(1.9	)(1)	$(2.1	)(1)	$(2.8	)(1)	$(10.6	)(1)
Net loss available to common stockholders	$(4.1	)(1)	$(2.2	)(1)	$(2.5	)(1)	$(3.1	)(1)	$(11.9	)(1)
Basic loss from continuing operations per share	$(0.29)		$(0.14)		$(0.16)		$(0.21)		$(0.80)
Basic loss from discontinued operations per share	$—		$—		$—		$—		$—
Basic net loss per share	$(0.32)		$(0.17)		$(0.19)		$(0.23)		$(0.90)
Diluted loss from continuing operations per share	$(0.29)		$(0.14)		$(0.16)		$(0.21)		$(0.80)
Diluted loss from discontinued operations per share	$—		$—		$—		$—		$—
Diluted net loss per share	$(0.32)		$(0.17)		$(0.19)		$(0.23)		$(0.90)
Shares used to calculate basic and diluted net loss per share (in millions)	13.09		13.25		13.32		13.37		13.26

eLOYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended 2008
	1st		2nd		3rd		4th		Year
Total revenue	$23.9		$22.1		$20.1		$25.1		$91.2
Gross margin	$8.4		$5.3		$6.4		$7.9		$28.0
Operating loss	$(4.2	)(2)	$(7.3	)(2)	$(5.9	)(2)	$(3.6	)(2)	$(21.0	)(2)
Loss from continuing operations	$(4.1	)(2)	$(7.3	)(2)	$(6.1	)(2)	$(3.4	)(2)	$(20.9	)(2)
Loss on discontinued operations	$—		$—		$—		$(0.7	)(3)	$(0.7	)(3)
Net loss	$(4.1	)(2)	$(7.3	)(2)	$(6.1	)(2)	$(4.1	)(2)	$(21.6	)(2)
Net loss available to common stockholders	$(4.5	)(2)	$(7.6	)(2)	$(6.4	)(2)	$(4.4	)(2)	$(22.9	)(2)
Basic loss from continuing operations per share	$(0.46)		$(0.77)		$(0.60)		$(0.27)		$(2.02)
Basic loss from discontinued operations per share	$—		$—		$—		$(0.06	)(3)	$(0.07	)(3)
Basic net loss per share	$(0.49)		$(0.80)		$(0.63)		$(0.35)		$(2.21)
Diluted loss from continuing operations per share	$(0.46)		$(0.77)		$(0.60)		$(0.27)		$(2.02)
Diluted loss from discontinued operations per share	$—		$—		$—		$(0.06	)(3)	$(0.07	)(3)
Diluted net loss per share	$(0.49)		$(0.80)		$(0.63)		$(0.35)		$(2.21)
Shares used to calculate basic and diluted net loss per share (in millions)	9.06		9.45		10.17		12.77		10.37

(1)

Includes $0.6 million, $0.1 million, $0.3 million, $0.3 million and $1.3 million related to severance and related costs for the first, second, third and fourth quarters of fiscal year 2009 and fiscal year 2009, respectively associated with cost reduction plans.

(2)

Includes $0.2 million, $0.3 million, $0.7 million, $0.5 million and $1.6 million related to severance and related costs for the first, second, third and fourth quarters of fiscal year 2008 and fiscal year 2008, respectively associated with cost reduction plans.

(3)

Includes less than $0.1 million for fiscal year 2009 related to the sale of a subsidiary in Switzerland. In fiscal year 2008, the loss on discontinued operations related to the closure of a subsidiary in France and was $0.7 million.

Note Twenty-Two — Subsequent Events

We have evaluated events and transactions occurring after December 26, 2009 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our consolidated financial statements for the period ended December 26, 2009.

eLOYALTY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
Valuation allowance for doubtful accounts:
Fiscal year ended December 26, 2009	$0.1	0.1	—	—		$0.2
Fiscal year ended December 27, 2008	$0.1	—	—	—		$0.1
Fiscal year ended December 29, 2007	$0.1	—	—	—		$0.1
Valuation allowance for deferred tax assets:
Fiscal year ended December 26, 2009	$56.8	1.6	—	—		$58.4
Fiscal year ended December 27, 2008	$48.8	8.0	—	—		$56.8
Fiscal year ended December 29, 2007	$56.6	5.1	—	(12.9	)(1)	$48.8

(1)

On December 31, 2006, the Company recorded a $12.8 million decrease in the deferred tax assets associated with the net operating loss carryforward and a $0.1 million reversal of a valuation allowance relating primarily to state NOLs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-K, eLoyalty’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2009, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

eLoyalty’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

(c) Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” on page 30, which is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, eLoyalty’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information about our corporate Directors and the committees of our Board of Directors, see the captions “Director Election” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed by the Company for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 10, 2010), current position, and term of office of each of our executive officers.

Name	Age	Current Position	Executive Officer Since
Kelly D. Conway*	53	President and Chief Executive Officer	1999
William B. Noon	45	Vice President and Chief Financial Officer	2009
Steven C. Pollema	50	Vice President, Integrated Contact Solutions Business Unit	2001
Christine R. Carsen	39	Vice President, Associate General Counsel, Corporate Secretary, and Chief Privacy Officer	2009

*	Member of the Board of Directors

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

The principal business experience of the executive officers for at least the last five years is as follows:

Kelly D. Conway has been the President and Chief Executive Officer and a Director of eLoyalty, which was spun out of Technology Solutions Company (“TSC”) in 2000, since its incorporation in May 1999. Mr. Conway joined TSC in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995, and became Group President in October 1998. Prior to joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers and also held various positions, including President and Chief Executive Officer, with Telcom Technologies, a manufacturer of automatic call distribution equipment.

William B. Noon has been Vice President and Chief Financial Officer of eLoyalty since February 2009. Mr. Noon held the position of Vice President and Controller of eLoyalty from 2004 until his appointment as Chief Financial Officer in February 2009. Prior to that time, he was Corporate Controller of eLoyalty from 2003 to 2004 and Director, Financial Planning and Treasury from 2000 to 2003.

Steven C. Pollema has been Vice President, Integrated Contact Solutions Business Unit since December 2007. Previously, he served as Vice President, Operations and Chief Financial Officer of eLoyalty since December 2004. Prior to that, Mr. Pollema served as Vice President, Delivery and Operations of eLoyalty since August 2001, after joining eLoyalty in June 2001 as Senior Vice President, Operations. Prior to joining eLoyalty, Mr. Pollema had been with MarchFirst, Inc. and its predecessor, Whittman-Hart, Inc., since June 1997, most recently as its President from March 2001 to May 2001. Prior to assuming the office of President, Mr. Pollema was Executive Vice President-Global Operations of MarchFirst from October 2000 through March 2001 and Managing Executive — Chicago Office/Region from October 1998 to October 2000.

Christine R. Carsen has been Vice President, Associate General Counsel, Corporate Secretary, and Chief Privacy Officer of eLoyalty since February 2009. Ms. Carsen held the position of Vice President, Associate General Counsel, and Chief Privacy Officer from September 2007, when she joined the Company, until her appointment as Corporate Secretary in February 2009. Prior to joining eLoyalty, Ms. Carsen was a Partner at Winston & Strawn LLP from 2005 to 2007, having joined the firm as an associate in 2001. During her time at Winston & Strawn, Ms. Carsen focused on information-technology transactions, privacy matters, and general corporate and commercial transactions.

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

The information under “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in the Proxy Statement to be filed by the Company for its 2010 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by the Company for its 2010 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 26, 2009, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance(1) (2)
Equity compensation plans approved by security holders	1,224,427	$13.40	642,734	(3)
Equity compensation plans not approved by security holders	6,778	$45.48	78,498

Total	1,231,205	$13.57	721,232	(4)

(1)	Reflects number of shares of the Company’s Common Stock.

(2)

All of the securities available for future issuance listed herein may be issued other than upon the exercise of an option, warrant, or similar right. All of these shares are available for award in the form of restricted stock, bonus stock, performance units, or similar awards under the Company’s applicable equity compensation plans.

(3)

The Company’s plan that has been approved by its stockholders is the 1999 Plan, which includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares available for awards, other than incentive stock options, automatically increases by an amount equal to five percent (5%) of the number of shares of common stock then outstanding.

(4)

Does not include (i) shares of restricted common stock held by employees, of which 825,717 shares were issued and outstanding as of December 26, 2009, which are included in the amount of issued and outstanding shares or (ii) 159,491 shares of Common Stock issuable pursuant to installment stock awards granted to employees, which (subject to specified conditions) will be issued in the future in consideration of the employees’ services to the Company. Includes approximately 579,000 shares of Common Stock reserved for payment on vesting of Performance Unit Awards to certain employees of the ICS Business Unit (actual number of shares may be greater or less than this amount, based on actual performance of the ICS Business Unit at the time of vesting).

The plan described above as not having been approved by the Company’s stockholders is the 2000 Plan. This is a broadly based plan under which non-statutory stock options, restricted stock, and bonus stock awards may be granted to officers, employees, and certain consultants and independent contractors of the Company and its subsidiaries. The 2000 Plan may be administered by one or more committees of the Board of Directors that the Board has designated to carry out actions under the 2000 Plan on its behalf, which is currently the Compensation Committee. All awards made under the 2000 Plan are discretionary. The Compensation Committee or, if applicable, the Board, determines which eligible persons will receive awards and also determines all terms and conditions (including form, amount and timing) of each award. The 2000 Plan terminates September 23, 2011, which is ten years after the effective date of the last amendment and restatement of the 2000 Plan, unless terminated earlier by the Board. Termination of the 2000 Plan will not affect the terms or conditions of any award granted prior to termination.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the heading “Transactions with Related Persons” in the Proxy Statement to be filed by eLoyalty for its 2010 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Ratification of Selection of Independent Public Accountants—Principal Accounting Fees and Services” in the Proxy Statement to be filed by the Company for its 2010 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2010.

eLOYALTY CORPORATION

By	/s/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2010.

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

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of eLoyalty, as amended (filed as Exhibit 3.1 to eLoyalty’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4.2 to Amendment No.1 to eLoyalty’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000 (the “8-A Amendment”)).

3.3	Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.4	Certificate of Amendment to eLoyalty’s Certificate of Incorporation December 19, 2001 (filed as Exhibit 3.4 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.5 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.6	Certificate of Designation of 7% Series B Convertible Preferred Stock of eLoyalty, filed December 19, 2001 (filed as Exhibit 3.6 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

3.7	By-Laws of eLoyalty (filed as Exhibit 3.2 to the S-1).

3.8	Amendment to By-Laws of eLoyalty Corporation, (filed on November 16, 2007 as Exhibit 3.1 to eLoyalty’s Current Report on Form 8-K).

4.1	Rights Agreement, dated as of March 17, 2000, between eLoyalty and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 4.1 to the 8-A Amendment).

4.2	Amendment, dated as of September 24, 2001, to the Rights Agreement between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.2 to eLoyalty’s Current Report on Form 8-K dated September 24, 2001, File No. 0-27975).

4.3	Second Amendment to Rights Agreement, dated as of December 26, 2007, by and between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on December 27, 2007).

4.4	Third Amendment to Rights Agreement, dated as of September 19, 2008, by and between eLoyalty and Mellon Investor Services LLC (filed as Exhibit 4.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on September 22, 2008).

4.5	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.1	Form of Tax Sharing and Disaffiliation Agreement between Technology Solutions Company (“TSC”) and eLoyalty (filed as Exhibit 10.6 to the S-1).

10.2	Amended and Restated Investor Rights Agreement, dated as of December 19, 2001, by and among eLoyalty and the stockholders named therein (filed as Exhibit 10.3 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.3*	eLoyalty Corporation 2000 Stock Incentive Plan (as Amended and Restated as of September 24, 2001) (filed as Exhibit (d)(2) to eLoyalty’s Tender Offer Statement on Schedule TO filed October 15, 2001).

10.4*	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 16, 2002) (filed as Exhibit 10.3 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.5*	eLoyalty Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 15, 2008) (filed as an Exhibit to eLoyalty’s Definitive Proxy Statement on Schedule Def 14A).

10.6*	Summary of eLoyalty Corporation’s Vice President Compensation Program, as amended, May 11, 2005 (filed as Exhibit 99.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.7*	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of February 13, 2008) (filed as Exhibit 99.1 to eLoyalty’s Current Report on Form 8-K filed February 19, 2008).

10.8*	eLoyalty Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of January 8, 2009) (filed as Exhibit 99.1 to eLoyalty’s Current Report on Form 8-K filed January 13, 2009).

10.9*	Form of Restricted Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.23 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.10*	Form of Installment Stock Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.24 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.11*	Form of Option Award Agreement between applicable participant and eLoyalty (filed as Exhibit 10.8 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.12*+	Form of Performance Unit Award Agreement between applicable participant and eLoyalty Corporation.

10.13	Loan Agreement, dated as of December 17, 2001, between eLoyalty Corporation and LaSalle Bank National Association, together with Amendment No. 1 to Loan Agreement, dated as of February 27, 2002 (filed as Exhibit 10.27 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.14	Amendment No. 2 to Loan Agreement, dated as of March 18, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).

10.15	Amendment No. 3 to Loan Agreement, dated as of May 13, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.16	Amendment No. 4 to Loan Agreement, dated as of December 9, 2002, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.17	Amendment No. 5 to Loan Agreement, dated as of May 14, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.18	Amendment No. 6 to Loan Agreement, dated as of September 8, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.19	Amendment No. 7 to Loan Agreement, dated as of December 23, 2003, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.19 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.20	Amendment No. 8 to Loan Agreement, dated as of December 21, 2004, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.21	Amendment No. 9 to Loan Agreement, dated as of December 2, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.16 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.22	Amendment No. 10 to Loan Agreement, dated as of December 22, 2005, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.17 to eLoyalty’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.23	Amendment No. 11 to Loan Agreement, dated as of September 18, 2006, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.24	Amendment No. 12 to Loan Agreement, dated as of December 21, 2006, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.20 to eLoyalty’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.25	Amendment No. 13 to Loan Agreement, dated as of December 6, 2007, between LaSalle Bank National Association and eLoyalty Corporation (filed as Exhibit 10.22 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.26	Amendment No. 14 to Loan Agreement, dated as of December 15, 2008, between Bank of America, N.A. (formerly LaSalle Bank National Association) and eLoyalty Corporation (filed as Exhibit 10.24 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2008).

10.27+	Amendment No. 15 to Loan Agreement, dated as of December 23, 2009, between Bank of America, N.A. (formerly LaSalle Bank National Association) and eLoyalty Corporation.

10.28*	Form of Indemnification Agreement entered into between eLoyalty Corporation and participant (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended December 27, 2008).

10.29*	Amended and Restated Employment Agreement, dated December 28, 2007, between Kelly D. Conway and eLoyalty Corporation (filed as Exhibit 10.25 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.30*	First Amendment to Amended and Restated Employment Agreement, dated February 26, 2008, between Kelly D. Conway and eLoyalty Corporation (filed as Exhibit 10.26 to eLoyalty’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.31*	Second Amendment to Amended and Restated Employment Agreement, effective as of May 16, 2008 between Kelly D. Conway and eLoyalty Corporation (filed as Exhibit 10.4 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.32*	Amended and Restated Executive Employment Agreement, effective as of May 15, 2008 between Steven C. Pollema and eLoyalty Corporation (filed as Exhibit 10.2 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.33*+	Employment Agreement, effective as of September 4, 2007 between Christine Carsen and eLoyalty Corporation.

10.34*+	Employment Agreement, effective as of April 4, 2005 between William B. Noon and eLoyalty Corporation.

10.35*+	First Amendment to Employment Agreement, effective as of August 15, 2007, between William B. Noon and eLoyalty Corporation.

10.36*	Employment Agreement, dated February 14, 2008, between Christopher B. Min and eLoyalty (filed as exhibit 10.1 to eLoyalty’s Current Report on Form 8-K filed with the SEC on February 15, 2008).

10.37*	First Amendment to Executive Employment Agreement, effective as of May 16, 2008 between Christopher Min and eLoyalty Corporation (filed as Exhibit 10.6 to eLoyalty’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.38*	Severance Agreement, effective as of February 27, 2009 between Christopher Min and eLoyalty Corporation (filed as Exhibit 10.1 to eLoyalty’s Current Report on Form 8-K dated March 5, 2009).

10.39*+	Summary of Director Compensation.

10.40*+	Summary of 2010 Executive Officer Compensation.

21.1+	Subsidiaries of eLoyalty Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

24.2+	Power of Attorney from Henry J. Feinberg, Director.

24.3+	Power of Attorney from John T. Kohler, Director.

24.4+	Power of Attorney from Michael J. Murray, Director.

24.5+	Power of Attorney from John C. Staley, Director.

24.6+	Power of Attorney from David B. Mullen, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Represents a management contract or compensatory plan or arrangement.