Form 10-Q
period 2010-03-27
ELOYALTY CORP
filed 2010-05-06
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                          Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2010 was 14,767,184.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 27, 2010	December 26, 2009
ASSETS:
Current Assets:
Cash and cash equivalents	$26,511	$28,982
Restricted cash	3,745	3,745
Receivables, (net of allowances of $68 and $151)	8,081	9,313
Prepaid expenses	12,562	10,126
Other current assets	1,695	944

Total current assets	52,594	53,110
Equipment and leasehold improvements, net	5,954	6,194
Goodwill	2,643	2,643
Intangibles, net	396	476
Other long-term assets	10,813	8,180

Total assets	$72,400	$70,603

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$4,070	$3,634
Accrued compensation and related costs	5,433	5,762
Unearned revenue	22,641	20,436
Other current liabilities	4,843	5,067

Total current liabilities	36,987	34,899
Long-term unearned revenue	13,955	9,526
Other long-term liabilities	1,439	1,705

Total liabilities	52,381	46,130

Redeemable Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,616,162 and 3,616,169 shares issued and outstanding at March 27, 2010 and December 26, 2009, respectively, with a liquidation preference of $19,411 and $19,733 at March 27, 2010 and December 26, 2009, respectively	18,442	18,442
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,435,123 and 14,871,521 shares issued at March 27, 2010 and December 26, 2009, respectively; and 14,689,417 and 14,220,279 outstanding at March 27, 2010 and December 26, 2009, respectively	154	149
Additional paid-in capital	204,810	203,627
Accumulated deficit	(195,887)	(190,821)
Treasury stock, at cost, 745,706 and 651,242 shares at March 27, 2010 and December 26, 2009, respectively	(3,759)	(3,295)
Accumulated other comprehensive loss	(3,741)	(3,629)

Total stockholders’ equity	1,577	6,031

Total liabilities and stockholders’ equity	$72,400	$70,603

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended
	March 27, 2010	March 28, 2009
Revenue:
Services	$17,022	$18,826
Product	2,211	12,038

Revenue before reimbursed expenses (net revenue)	19,233	30,864
Reimbursed expenses	727	944

Total revenue	19,960	31,808

Operating expenses:
Cost of services	11,048	13,255
Cost of product	1,796	10,401

Cost of revenue before reimbursed expenses	12,844	23,656
Reimbursed expenses	727	944

Total cost of revenue, exclusive of depreciation and amortization shown below:	13,571	24,600
Selling, general and administrative	9,918	9,176
Severance and related costs	356	644
Depreciation and amortization	1,132	997

Total operating expenses	24,977	35,417

Operating loss	(5,017)	(3,609)
Interest and other income (expense), net	109	(179)

Loss from continuing operations before income taxes	(4,908)	(3,788)
Income tax provision	(22)	(18)

Loss from continuing operations	(4,930)	(3,806)
Loss on discontinued operations	(136)	—

Net loss	(5,066)	(3,806)
Dividends related to Series B Stock	(323)	(323)

Net loss available to common stockholders	$(5,389)	$(4,129)

Per common share:
Basic loss from continuing operations	$(0.37)	$(0.29)

Basic loss from discontinued operations	$(0.01)	$—

Basic net loss	$(0.40)	$(0.32)

Per common share:
Diluted loss from continuing operations	$(0.37)	$(0.29)

Diluted loss from discontinued operations	$(0.01)	$—

Diluted net loss	$(0.40)	$(0.32)

Shares used to calculate basic net loss per share	13,458	13,086

Shares used to calculate diluted net loss per share	13,458	13,086

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$48	$336
Selling, general and administrative	1,511	1,748
Severance and related costs	—	248

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	March 27, 2010	March 28, 2009
Cash Flows from Operating Activities:
Net loss	$(5,066)	$(3,806)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,132	997
Stock-based compensation	1,559	2,084
Loss on discontinued operations	136	—
Provision (reversal) for uncollectible amounts	(79)	47
Severance and related costs	5	248
Changes in assets and liabilities:
Receivables	1,288	(11,722)
Prepaid expenses	(5,166)	(4,605)
Other assets	(750)	(2,268)
Accounts payable	442	6,058
Accrued compensation and related costs	(324)	(147)
Unearned revenue	6,644	6,030
Other liabilities	(3)	(185)

Net cash used in operating activities	(182)	(7,269)

Cash Flows from Investing Activities:
Capital expenditures and other	(712)	(666)

Net cash used in investing activities	(712)	(666)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(399)	(214)
Acquisition of treasury stock	(464)	(433)
Payment of Series B Stock dividends	(646)	(2)
Decrease in restricted cash	—	196
Proceeds from stock compensation and employee stock purchase plans, net	34	25

Net cash used in financing activities	(1,475)	(428)

Effect of exchange rate changes on cash and cash equivalents	(102)	(64)

Decrease in cash and cash equivalents	(2,471)	(8,427)
Cash and cash equivalents, beginning of period	28,982	27,064

Cash and cash equivalents, end of period	$26,511	$18,637

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$108	$579
Capital equipment purchased on credit	108	579
Change in net unrealized security loss	—	(9)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(48)	$(213)

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we,” “eLoyalty,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 27, 2010 and December 26, 2009, the condensed consolidated results of our operations for the three months ended March 27, 2010 and March 28, 2009, and our condensed consolidated cash flows for the three months ended March 27, 2010 and March 28, 2009, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Note Two — Summary of Significant Accounting Policies

Certain data center expenses that have been previously reported as Selling, general and administrative have been reclassified as Cost of services within our Behavioral Analytics™ Service Business Unit. We believe this revised classification will provide a clearer understanding of our key profit/loss drivers. As a result, we reclassified $0.5 million for the three months ended March 28, 2009 from Selling, general and administrative to Cost of services. This change did not have an impact on net loss.

Note Three — Revenue Recognition

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

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics™ System and/or the number of hours of calls analyzed during each month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to provide post-deployment follow-on consulting services, which generally consist of custom data analysis. These follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Marketing Managed Services Line

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment. Revenue related to hosting services is generally in the form of fixed monthly fees received from our clients and is recognized as the services are performed for each client. Any related setup fee would be recognized over the contract period of the hosting arrangement. Revenue related to email fulfillment services is recognized as the services are provided to the client, based on the number of emails distributed for the client.

Integrated Contact Solutions Business Unit

Integrated Contact Solutions Service Line

Managed services revenue included in the Integrated Contact Solutions Service Line consists of fees generated from our contact center support and monitoring services. Support and monitoring services are generally contracted for a fixed fee, and the revenue is recognized ratably over the term of the contract. Support fees that are contracted on a time-and-materials basis are recognized as the services are performed for the client.

For fixed fee Managed services contracts, where the Company provides support for third-party software and hardware, revenue is recorded at the gross amount of the sale. If the contract does not meet the requirements for gross reporting, then Managed services revenue is recorded at the net amount of the sale.

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

Traditional CRM Service Line

Consulting services revenue included in the Company’s traditional CRM Service Line consists of fees generated from our operational consulting and systems integration services or from building systems for our clients. These services are provided to our clients on a time-and-materials or fixed-fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to-date compared to the total estimated hours over the entire term of the contract. For all other consulting services, we recognize revenue as the services are performed for the client.

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

Note Four — Stock-Based Compensation

Stock-based compensation expense was $1.6 million and $2.3 million for the three months ended March 27, 2010 and March 28, 2009, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of March 27, 2010, there were a total of 1,070,541 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the three months ended March 27, 2010:

	Shares	Weighted Average Price
Nonvested balance at December 26, 2009	985,208	$7.14

Granted	465,000	$5.92
Vested	(281,692)	$7.26
Forfeited	(4,687)	$7.71

Nonvested balance at March 27, 2010	1,163,829	$6.62

	For the Three Months Ended
(In millions)	March 27, 2010	March 28, 2009
Total fair value of restricted and installment stock awards vested	$1.4	$1.2

As of March 27, 2010, there remained $6.4 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.7 years.

Stock Options

For the three months ended March 27, 2010 and March 28, 2009, the Company recognized compensation expense related to option awards of $0.3 million for each quarter.

Option activity was as follows for the three months ended March 27, 2010:

	Options	Weighted Average Exercise Price
Outstanding as of December 26, 2009	1,231,205	$13.57

Granted	—	$—
Exercised	—	$—
Forfeited	(4,144)	$285.67

Outstanding as of March 27, 2010	1,227,061	$12.65

Exercisable as of March 27, 2010	826,894	$14.81

Outstanding intrinsic value at March 27, 2010 (in millions)	$0.5

Exercisable intrinsic value at March 27, 2010 (in millions)	$0.3

For the Three Months Ended
(In millions)	March 27, 2010	March 28, 2009
Total fair value of stock options vested	$0.3	$0.5
Intrinsic value of stock options exercised	—	—
Proceeds received from option exercises	—	—

As of March 27, 2010, there remains $1.7 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

There were no options granted during the three months ended March 27, 2010. The fair value for options granted during the three months ended March 28, 2009, was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

For the Three Months Ended March 28, 2009
Risk-free interest rates	1.8%
Expected dividend yield	—
Expected volatility	66%
Expected lives	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

ICS Performance Unit Awards

On November 3, 2009, the Compensation Committee approved the grant of 65,000 performance unit awards to certain employees of the Integrated Contact Solutions Business Unit. The performance period for the awards began on October 1, 2009 and ends on December 29, 2012. On the last day of the performance period, the performance units granted will become fully vested. The amount earned, if any, for each vested performance unit will vary based on (1) the ultimate value of the Integrated Contact Solutions Business Unit relative to the baseline value and (2) the number of participants receiving performance units (because a fraction of the total increase in Integrated Contact Solutions Business Unit value will fund an incentive pool that is divided among all participants based on the relative number of the performance units held by each participant at the end of the performance period). The distribution of this pool will be settled in shares of eLoyalty Common Stock; the number of shares issued will be determined based on the ultimate value of the incentive pool, divided by the 10-day average share price of eLoyalty Common Stock as of the distribution date.

For the three months ended March 27, 2010, the Company expensed $0.3 million for this program. The cost of this program is being expensed over a thirty-two month period. As of March 27, 2010, there remains $2.7 million of unrecognized compensation expense related to the ICS performance units. These costs are expected to be recognized over a weighted average period of 1.5 years. There are an estimated 606,980 shares of eLoyalty Common Stock potentially issuable with this program as of March 27, 2010.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of Common Stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 5,831 shares and 11,392 shares were issued during the three months ended March 27, 2010 and March 28, 2009, respectively. We recorded $15 thousand and $20 thousand of expense for this plan for the three months ended March 27, 2010 and March 28, 2009, respectively.

Note Five — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements, and certain office assets.

For the three months ended March 27, 2010, the Company recorded $0.4 million of expense primarily related to severance and related costs for the elimination of thirty-one positions. In the first quarter of 2009, the Company recorded $0.6 million of expense primarily related to severance and related costs for the elimination of thirteen positions.

For the three months ended March 27, 2010 and March 28, 2009, the Company made cash payments of $0.4 million and $0.7 million, respectively, related to cost-reduction actions. The cash payments in the first quarter of 2010 and 2009 were primarily related to severance and related costs, office space reductions, and office closures.

The severance and related costs and their utilization for the three months ended March 27, 2010 were as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$0.3	$0.3

Charges	0.4	—	0.4
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.4	—	0.4
Payments	(0.4)	—	(0.4)

Balance, March 27, 2010	$—	$0.3	$0.3

As of March 27, 2010, the $0.3 million that remained reserved relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.3 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

(In millions)	Employee Severance	Facilities	Total
Balance, December 27, 2008	$0.1	$0.4	$0.5

Charges	0.6	—	0.6
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.6	—	0.6
Payments	(0.7)	—	(0.7)

Balance, March 28, 2009	$—	$0.4	$0.4

As of March 28, 2009, the $0.4 million that remained reserved relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.4 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

Note Six — Other Long-Term Assets

Other long-term assets were $10.8 million as of March 27, 2010 and $8.2 million as of December 26, 2009. Other long-term assets primarily consist of third-party support costs related to our Integrated Contact Solutions Managed services and deferred costs related to the Behavioral Analytics™ Service. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	March 27, 2010	December 26, 2009
Integrated Contact Solutions prepaid third-party support costs	$7.0	$4.1
Behavioral Analytics™ Service deferred costs	2.5	2.5
Prepaid commissions	1.2	1.3
Other	0.1	0.3

Total	$10.8	$8.2

Note Seven — Current Unearned Revenue

Current unearned revenue was $22.6 million as of March 27, 2010 and $20.4 million as of December 26, 2009. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	March 27, 2010	December 26, 2009
Integrated Contact Solutions Managed Services	$13.1	$9.8
Behavioral Analytics™ Service – Managed Services	9.4	10.4
Other	0.1	0.2

Total	$22.6	$20.4

Note Eight — Long-Term Unearned Revenue

Long-term unearned revenue was $14.0 million and $9.5 million as of March 27, 2010 and December 26, 2009. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	March 27, 2010	December 26, 2009
Integrated Contact Solutions Managed Services	$10.0	$5.7
Behavioral Analytics™ Service – Managed Services	4.0	3.8

Total	$14.0	$9.5

Note Nine — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended
(In millions)	March 27, 2010	March 28, 2009
Net loss	$(5.1)	$(3.8)
Other comprehensive loss:
Effect of currency translation	(0.1)	(0.1)

Comprehensive net loss	$(5.2)	$(3.9)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.7 million and $3.6 million at March 27, 2010 and December 26, 2009.

Note Ten — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	March 27, 2010	March 28, 2009
Net loss	$(5.1)	$(3.8)
Series B Stock dividends(1)	(0.3)	(0.3)

Net loss available to common stockholders	$(5.4)	$(4.1)

Per common share
Basic loss before Series B Stock dividends	$(0.38)	$(0.29)

Basic net loss	$(0.40)	$(0.32)

Weighted average common shares outstanding (in thousands)	13,458	13,086

Currently antidilutive common stock equivalents(2) (in thousands)	4,001	3,929

(1)	During the fourth quarter of 2009, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the 7% Series B convertible preferred stock (“Series B Stock”) payable January 4, 2010.
(2)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Eleven — Leases

Capital Leases

The Company acquired $0.1 million and $0.9 million of computer equipment and leasehold improvements using capital leases in the first three months of 2010 and in fiscal year 2009, respectively. These assets were related primarily to investments in our Behavioral Analytics™ Service Line. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases will not require an irrevocable letter of credit. There was $0.4 million and $0.2 million of depreciation on capital leases in the first quarter of 2010 and 2009, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease investments to increase between $1.0 million to $1.5 million for fiscal year 2010.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 27, 2010:

(In Millions)
Year	Amount
2010	$1.5
2011	1.0
2012	0.2
2013	—
2014	—
Thereafter	—

Total minimum lease payments	$2.7
Less: estimated executory costs	(0.2)

Net minimum lease payments	$2.5
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.3

Note Twelve — Segment Information

The Company operates in two business segments, the Behavioral Analytics™ Service Business Unit and Integrated Contact Solutions Business Unit. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Behavioral Analytics™ Service Business Unit focuses on solutions that improve the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions. The Behavioral Analytics™ Service is primarily a managed hosted solution and is delivered as a subscription service. Revenue from follow-on consulting services, deployments, and subscription services, as well as marketing application hosting and email fulfillment services, are included in this Business Unit.

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

Management believes that Segment Operating Income/(Loss) Before Stock-Based Compensation, Severance and Related Costs, and Depreciation and Amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. The Company does not allocate severance and related costs, depreciation and amortization or other items below the Operating Income/(Loss) level to its business segments. Also, the Company does not track or review asset information, other than capital investments, by reportable segments.

The following table presents summarized information by business segment along with a reconciliation to operating loss:

	Segment Reporting Three Months Ended March 27, 2010
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$7.2	$9.8	$—	$17.0
Product	—	2.2	—	2.2

Net revenue	7.2	12.0	—	19.2
Reimbursed expenses	0.1	0.7	—	0.8

Total revenue	7.3	12.7	—	20.0
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(0.5)	0.5	(2.0)	(2.0)
Stock-based compensation	0.7	0.5	0.4	1.6
Severance and related costs	—	—	0.3	0.3
Depreciation and amortization	—	—	1.1	1.1

Operating loss	(1.2)	—	(3.8)	(5.0)
Interest and other income	—	—	0.1	0.1
Income taxes	—	—	(0.1)	(0.1)
Loss on discontinued operations	—	—	(0.1)	(0.1)

Net loss	$(1.2)	$—	$(3.9)	$(5.1)

Capital investments	$0.2	$0.6	$—	$0.8

	Segment Reporting Three Months Ended March 28, 2009
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$4.6	$14.2	$—	$18.8
Product	—	12.1	—	12.1

Net revenue	4.6	26.3	—	30.9
Reimbursed expenses	0.1	0.8	—	0.9

Total revenue	4.7	27.1	—	31.8
Segment operating income/(loss) before stock-based compensation, severance and related costs and depreciation and amortization	(1.2)	3.4	(2.1)	0.1
Stock-based compensation	0.9	0.6	0.6	2.1
Severance and related costs	—	—	0.6	0.6
Depreciation and amortization	—	—	1.0	1.0

Operating (loss)/income	(2.1)	2.8	(4.3)	(3.6)
Interest and other expense	—	—	(0.2)	(0.2)
Income taxes	—	—	—	—
Loss on discontinued operations	—	—	—	—

Net (loss)/income	$(2.1)	$2.8	$(4.5)	$(3.8)

Capital investments	$0.8	$0.2	$0.2	$1.2

Note Thirteen — Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at March 27, 2010 Using
(In millions)	Total carrying at March 27, 2010	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$22.4	$22.4	$—	$—

	Fair Value Measurements at December 26, 2009 Using
(In millions)	Total carrying at Dec. 26, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$23.5	$23.5	$—	$—

During fiscal year 2009, the Company sold its equity securities in a publicly-traded company for $0.3 million. These marketable securities were classified as available for sale and were included in Other current assets on the Company’s balance sheet. Unrealized holding gains and losses were excluded from earnings and reported in other comprehensive income until realized.

Note Fourteen — Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of March 27, 2010 and December 26, 2009. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

Note Fifteen — Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification “ASC” Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to VSOE and vendor objective evidence (“VOE”) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

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

ASU No. 2009-13 and ASU No. 2009-14 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies were permitted to elect to adopt these expanded disclosures as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which provided new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The Company’s financial assets and liabilities are typically measured using Level 1 inputs. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. In addition, the new guidance amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidance on Subsequent Events, ASU No. 2010-09, that removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance. The adoption of ASU No. 2010-09 had no material effect on our consolidated financial statements.

During 2010, the FASB issued several ASUs, ASU No. 2010-01 through ASU No. 2010-11, and during 2009, ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-13, 2009-14, 2010-06, and 2010-09 the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Note Sixteen — Litigation and Other Contingencies

From time to time, the Company has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 27, 2010.

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

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics™ System and/or the number of hours of calls analyzed during each month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to provide post-deployment follow-on consulting services, which generally consist of custom data analysis and training. These follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Marketing Managed Services Line

Marketing Managed Services revenue is derived from marketing application hosting and email fulfillment. Revenue related to hosting services is generally in the form of a fixed monthly fee received from our clients and is recognized as the services are performed for the client. Any related setup fee would be recognized over the term of the hosting contract. Revenue related to email fulfillment services is recognized as the services are provided to the client, based on the number of emails distributed for the client.

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

Traditional CRM Service Line

Consulting services revenue included in the Company’s traditional CRM Service Line consists of fees generated from our operational consulting and systems integration services or from building systems for our clients. These services are provided to our clients on a time-and-materials or fixed-fee basis. For the integration or building of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to-date compared to the total estimated hours over the entire term of the contract. For all other consulting services, we recognize revenue as the services are performed for the client.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining fair value of stock-based awards at the grant date requires certain assumptions. The Company uses historical information as the primary basis for the selection of expected life, expected volatility, expected dividend yield assumptions, and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2001 through 2010. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. No adjustment was made to sublease efforts in the first three months of 2010, but an adjustment was made in fiscal year 2009.

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

In July 2006, FASB addressed whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit. There is additional guidance on derecognition, classification, interest, and penalties on income taxes, accounting in interim periods, and disclosure requirements.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 26, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that are based on current management expectations, forecasts, and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook,” and similar expressions, references to plans, strategies, objectives, and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties, and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of Form 10-K for the year ended December 26, 2009, as well as the following:

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

•	Reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Continuing intense competition in the information-technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information-technology services industry;

•	Protection of our technology, proprietary information, and other intellectual property rights from challenges by others;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Risks associated with compliance with international, federal, and state privacy and security laws, and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to information technology or the information-technology service industry, including those relating to data privacy and security;

•	Changes by the FASB or the SEC of authoritative accounting principles generally accepted in the United States or policies or changes in the application or interpretation of those rules or regulations;

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

Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, or circumstances or otherwise.

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

eLoyalty has designed a scalable application platform to enable the Company to implement and operate the Behavioral Analytics™ Service for its clients. The Behavioral Analytics™ Service is primarily hosted by eLoyalty and delivered as a managed subscription service. Managed services revenue includes deployment and subscription services. Consulting services revenue includes post-deployment follow-on services, generally consisting of custom data analysis.

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

Managed Services

Growth in Managed services revenue is primarily driven by the sale of Behavioral Analytics™ Service and Integrated Contact Solutions engagements. These Managed services are described below:

•

The Behavioral Analytics™ Service includes the deployment and ongoing operation of our proprietary Behavioral Analytics™ System. Based on each client’s business requirements, the Behavioral Analytics™ System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. The Behavioral Analytics™ Service is provided on a subscription basis and the contract duration generally is three to five years. The fees and costs related to the initial deployment are deferred and amortized over the term of the contract.

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

Product

We also generate revenue from the resale of Product, which consists of software and hardware sold through our Integrated Contact Solutions Service Line. The vast majority of this revenue relates to reselling products from Cisco Systems, Inc.

Business Outlook

We continue to be encouraged by the strength of our pipeline for new Managed Services contracts. We believe that the trend of increasing revenues from recurring Managed Services revenues will continue in 2010.

We expect our Managed Services revenue to increase in 2010 compared to 2009. In 2010, we anticipate our Behavioral Analytics™ Service subscriptions will increase significantly and our Integrated Contact Solutions Managed Services revenue to decrease slightly. We expect our Integrated Contact Solutions and CRM consulting revenues will decrease in 2010. Overall, we expect our Services Revenue to decline in 2010 compared to 2009. Product revenues are highly variable and we currently expect these revenues will be lower in 2010 as compared to 2009.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary Service Lines. In particular, we continue to make significant investments in the resources required to develop, deliver, and support our Behavioral Analytics™ Service. These investments may affect our profitability and cash resources in 2010, but we believe they are required to continue to build our Behavioral Analytics™ Service and Integrated Contact Solutions businesses, to increase our Managed services backlog, and to maintain and strengthen our competitive advantage. As a result, management will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $101.6 million as of March 27, 2010 and $87.7 million as of December 26, 2009. The increase in backlog is primarily due to the signing of several Integrated Contact Solutions support agreements and several Behavioral Analytics™ Service agreements in the first quarter of 2010. Of the March 27, 2010 backlog, 63% is related to our Behavioral Analytics™ Service Business Unit and 37% is related to our Integrated Contact Solutions Business Unit. The Company anticipates an increase in Managed services backlog in fiscal year 2010.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported backlog is expected to be recognized as follows: $34.6 million in 2010; $32.2 million in 2011; $22.0 million in 2012; and $12.8 million in 2013 and thereafter.

First Quarter 2010 Compared with First Quarter 2009

Net Revenue

	First Quarter
	2010		2009
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$13.4	70%	$11.2	36%
Consulting services	3.6	19%	7.6	25%

Services revenue	17.0	89%	18.8	61%
Product	2.2	11%	12.1	39%

Net revenue	19.2	100%	30.9	100%
Reimbursed expenses	0.8		0.9

Total revenue	$20.0		$31.8

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 38% to $19.2 million in the first quarter of 2010, a decrease of $11.7 million from $30.9 million in the first quarter of 2009.

Revenue from Managed services was $13.4 million in the first quarter of 2010, an increase of $2.2 million, or 20%, from $11.2 million in the first quarter of 2009. The increase in revenue from Managed services resulted from substantially higher Behavioral Analytics™ Service revenue, reflecting the transition of deployments to the subscription phase, partially offset by a decrease in revenue from our Integrated Contact Solutions Service Line. This decrease was driven by the cancellation of several existing support agreements during 2009, partially offset by additional agreements signed with new and existing clients during 2009 and the first quarter of 2010.

Revenue from Consulting services decreased by $4.0 million in the first quarter of 2010 to $3.6 million, from $7.6 million in the first quarter of 2009, a decrease of 53%. The decrease in revenue was mainly due to the decline in our traditional CRM Service Line, driven by reduced spending by our largest clients that utilize these services, and a decline in revenue from our Integrated Contact Solutions Service Line, driven by the combination of delays in starting several new projects in the first quarter of 2010 and the completion of several large projects that were in progress in the first quarter of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these engagements. Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $179 in the first quarter of 2010, from $157 in the first quarter of 2009. This increase was the result of a higher mix of Integrated Contact Solutions Service Line projects, which have higher average bill rates than our traditional CRM Service Line. Headcount associated with our Consulting services decreased in the first quarter of 2010 compared to the first quarter of 2009 because of staff reductions associated with the decline in our traditional CRM Service Line and our Integrated Contact Solutions Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, decreased to 46% for the first quarter of 2010 from 68% for the first quarter of 2009.

Revenue from the sale of Product was $2.2 million in the first quarter of 2010, a decrease of $9.9 million from $12.1 million in the first quarter of 2009. This decrease is due to the impact of signing two large contracts in the first quarter of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 33% of total revenue in the first quarter of 2010, compared to 56% in the first quarter of 2009. The top 10 clients accounted for 52% of total revenue in the first quarter of 2010, compared to 69% in the first quarter of 2009. The top 20 clients accounted for 73% of total revenue in the first quarter of 2010, compared to 83% of total revenue in the first quarter of 2009. In the first quarter of 2010, there were no clients that accounted for 10% or more of total revenue. Two clients, Sears Holding Management Corporation and United Rentals, Inc., accounted for 27% and 11% of total revenue in the first quarter of 2009, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the first quarter of 2010 was $11.0 million, or 65% of Services revenue, compared to $13.3 million, or 71% of Services revenue, in the first quarter of 2009. The decrease in cost was largely due to reduced Integrated Contact Solutions subcontractor and compensation cost driven by reduced revenue levels in the Integrated Contact Solutions Business Unit. The Cost of services percentage decreased primarily due to the impact of the cost reductions discussed above, and the higher average bill rate, which were partially offset by reduced utilization due to lower Consulting services revenue.

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

Cost of product in the first quarter of 2010 was $1.8 million, or 82% of Product revenue, compared to $10.4 million, or 86% of Product revenue in the first quarter of 2009. The cost decrease corresponds to the decrease in Product revenue. The percentage decrease was primarily due to the mix of vendor-specific products sold in the first quarter of 2010.

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

Selling, general and administrative expenses increased $0.7 million to $9.9 million in the first quarter of 2010 from $9.2 million in the first quarter of 2009. This increase is primarily due to increased personnel costs to support our Behavioral Analytics™ Service Business Unit.

Severance and Related Costs

In 2010 and 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to cost reduction actions taken in the first quarter of 2010 are anticipated to be $3.7 million annually. The cost reduction actions taken in fiscal year 2009 resulted in annual cash savings of $4.5 million. All severance and related costs associated with cost reduction activities were paid out by the end of the first quarter of 2010, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs was $0.4 million in the first quarter of 2010 compared to $0.6 million in the first quarter of 2009. The $0.4 million of expense recorded in the first quarter of 2010 primarily related to restructuring actions taken in 2010 for the elimination of thirty-one positions. In the first quarter of 2009, the Company recorded $0.6 million of expense primarily related to the elimination of thirteen positions.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 10%, to $1.1 million in the first quarter of 2010 compared to $1.0 million in the first quarter of 2009. The increase in depreciation and amortization is primarily related to an increased rate of investment in our Behavioral Analytics™ Service Line.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $5.0 million for the first quarter of 2010, compared to an operating loss of $3.6 million for the first quarter of 2009.

Interest and Other Income (Expense), Net

Non-operating interest and other income (expense) increased by $0.3 million, to $0.1 million of income in the first quarter of 2010 from $0.2 million of expense in the first quarter of 2009. In the first quarter of 2010, the $0.1 million of income was primarily due to favorable exchange rates and lower interest expense for our capital lease obligations. In the first quarter of 2009, the $0.2 million of expense was primarily related to interest expense for our capital lease obligations and lower average yields on our investments.

Income Tax Provision

The income tax provision was less than $0.1 million in the first quarter of both 2010 and 2009. As of March 27, 2010, total deferred tax assets of $60.2 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Discontinued Operations

The loss on discontinued operations was $0.1 million for the first quarter of 2010 and related to the sale of a subsidiary in Switzerland.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $5.4 million in the first quarter of 2010 compared to a net loss available to common stockholders of $4.1 million in the first quarter of 2009. These losses include accrued dividends to preferred stockholders of $0.3 million in the first quarter of both 2010 and 2009. The net loss was $0.40 per share on a basic and diluted basis in the first quarter of 2010, compared to a net loss of $0.32 per share on a basic and diluted basis in fiscal year 2009.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements and other revenue generation and growth investments. As of March 27, 2010, our principal capital resources consisted of (1) our cash and cash equivalent balances of $26.5 million, which includes $1.3 million in foreign bank accounts, (2) restricted cash of $3.7 million, and (3) the remaining $1.3 million under the Bank Facility as defined below.

Our cash and cash equivalents position decreased $2.5 million, or 9%, as of March 27, 2010, from $29.0 million as of December 26, 2009. The decrease in cash in the first three months of 2010 was primarily the result of the net loss before depreciation, amortization and stock-based compensation, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by lower working capital requirements. Restricted cash remained constant at $3.7 million for the first three months of both 2010 and 2009 and was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company used $0.2 million and $7.3 million of cash in operating activities during the first three months of 2010 and 2009, respectively. During the first three months of 2010, cash outflows of $0.2 million from operating activities consisted primarily of an increase in net loss before depreciation, amortization and stock-based compensation and higher prepaid costs of $5.3 million, which primarily consist of costs associated with the increase in unearned revenue, partially offset by higher unearned revenue of $6.6 million as a result of customer prepayments.

During the first three months of 2009, cash outflows of $7.3 million from operating activities consisted primarily of an increase in total revenue resulting in higher accounts receivable of $11.7 million, higher prepaid costs associated with unearned revenue of $3.5 million and higher product rebate receivables of $2.2 million, partially offset by higher unearned revenue of $6.0 million and increased accounts payable of $6.1 million.

Days Sales Outstanding (“DSO”) was 36 days at March 27, 2010 compared to 35 days at December 26, 2009, an increase of one day. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections. At March 27, 2010, there remained $0.3 million of unpaid severance and related costs. See Note Five “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.7 million of cash in investing activities during the first three months of both 2010 and 2009. Capital expenditures of $0.7 million were primarily used to purchase computer hardware and software during the first three months of both 2010 and 2009. We currently expect our capital investments to be between $4.5 million and $6.0 million for fiscal year 2010 and plan on funding less than 30% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $1.5 million and $0.4 million of cash in financing activities during the first three months of 2010 and 2009, respectively. Net cash outflows of $1.5 million during the first three months of 2010 were primarily attributable to $0.4 million of principal payments under our capital lease obligations, $0.5 million of cash used to acquire treasury stock, and $0.6 million for cash dividend payments on Series B Stock. Net cash outflows of $0.4 million during the first three months of 2009 were primarily attributable to $0.4 million of cash used to acquire treasury stock and $0.2 million of principal payments under our capital lease obligations, offset by a $0.2 million decrease in restricted cash. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

During the fourth quarter of 2009, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock, which was paid on January 4, 2010. The dividend payment for the period July 1, 2008 through December 31, 2008, payable on January 1, 2009, was suspended to conserve cash given the then-current macroeconomic uncertainties (the amount of the semiannual dividend due at that time was $0.6 million). Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company expects to continue to acquire treasury stock between $0.2 million and $0.4 million during the second quarter of 2010 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $26.5 million as of March 27, 2010. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at March 27, 2010 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

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

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of March 27, 2010. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.7 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.3 million remains available under the Facility at March 27, 2010. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first three months of 2010 or 2009.

Accounts Receivable Customer Concentration

As of March 27, 2010, three clients, Carrier Enterprise, LLC, United Rentals, Inc., and Los Angeles Department of Water and Power, accounted for 13%, 11%, and 11%, respectively, of total gross accounts receivable. Of that amount, we have collected 3% from Carrier Enterprise, LLC, 65% from United Rentals, Inc., and 0% from Los Angeles Department of Water and Power through April 29, 2010. Of the total March 27, 2010 gross accounts receivable, we have collected 47% as of April 29, 2010. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of March 27, 2010 and December 26, 2009 were $2.3 million and $2.7 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases will not require an irrevocable letter of credit. We expect capital lease obligations to increase between $1.0 million to $1.5 million for fiscal year 2010 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

Contractual Obligations

Cash will also be required for operating leases and non-cancelable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of March 27, 2010. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.7	$2.2	$1.5	$—	$—
Operating leases	3.0	1.2	1.1	0.7	—
Capital leases	2.7	1.8	0.9	—	—
Severance and related costs	0.4	0.1	0.2	0.1	—
Purchase obligations	6.8	6.8	—	—	—

Total	$16.6	$12.1	$3.7	$0.8	$—

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of the Form 10-K for the year ended December 26, 2009, no net contractual obligations exist as of March 27, 2010.

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of March 27, 2010 and December 26, 2009.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2010 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of March 27, 2010 and December 26, 2009.

Purchase Obligations

Purchase obligations include $4.6 million of commitments reflected as liabilities on our balance sheet as of March 27, 2010, as well as $2.2 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $6.1 million as of December 26, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

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

ASU No. 2009-13 and ASU No. 2009-14 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies were permitted to elect to adopt these expanded disclosures as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which provided new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The Company’s financial assets and liabilities are typically measured using Level 1 inputs. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. In addition, the new guidance amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidance on Subsequent Events, ASU No. 2010-09, that removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance. The adoption of ASU No. 2010-09 had no material effect on our consolidated financial statements.

During 2010, the FASB issued several ASUs, ASU No. 2010-01 through ASU No. 2010-11, and during 2009, ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-13, 2009-14, 2010-06, and 2010-09, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We provide solutions to clients in a number of countries, including the United States, Australia, Canada, Germany, Ireland, and the United Kingdom. For the quarters ended March 27, 2010 and March 28, 2009, 3% of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to affect materially, eLoyalty’s internal control over financial reporting.

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

There have been no material changes with respect to the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the first quarter of 2010. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 28, 2009 – January 28, 2010	—	$—
January 29, 2010 – February 28, 2010	94,464	$4.91
March 1, 2010 – March 27, 2010	—	$—

Total	94,464	$4.91

Item 6.	Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2010.

eLOYALTY CORPORATION

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)