Form 10-Q
period 2010-06-26
ELOYALTY CORP
filed 2010-08-05
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                               Yes   ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2010 was 14,789,804.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 26, 2010	December 26, 2009
ASSETS:
Current Assets:
Cash and cash equivalents	$21,604	$28,982
Restricted cash	3,745	3,745
Receivables (net of allowances of $86 and $151)	8,414	9,313
Prepaid expenses	13,901	10,126
Other current assets	1,376	944

Total current assets	49,040	53,110
Equipment and leasehold improvements, net	6,114	6,194
Goodwill	2,643	2,643
Intangibles, net	401	476
Other long-term assets	10,628	8,180

Total assets	$68,826	$70,603

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$4,256	$3,634
Accrued compensation and related costs	4,747	5,762
Unearned revenue	22,138	20,436
Other current liabilities	4,516	5,067

Total current liabilities	35,657	34,899
Long-term unearned revenue	14,733	9,526
Other long-term liabilities	1,297	1,705

Total liabilities	51,687	46,130

Redeemable Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,549,160 and 3,616,169 shares issued and outstanding at June 26, 2010 and December 26, 2009, respectively, with a liquidation preference of $19,368 and $19,733 at June 26, 2010 and December 26, 2009, respectively	18,101	18,442
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,567,751 and 14,871,521 shares issued at June 26, 2010 and December 26, 2009, respectively; and 14,779,749 and 14,220,279 outstanding at June 26, 2010 and December 26, 2009, respectively	156	149
Additional paid-in capital	206,308	203,627
Accumulated deficit	(199,625)	(190,821)
Treasury stock, at cost, 788,002 and 651,242 shares at June 26, 2010 and December 26, 2009, respectively	(4,039)	(3,295)
Accumulated other comprehensive loss	(3,762)	(3,629)

Total stockholders’ (deficit) equity	(962)	6,031

Total liabilities and stockholders’ equity	$68,826	$70,603

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Revenue:
Services	$17,305	$21,250	$34,327	$40,076
Product	3,807	832	6,018	12,870

Revenue before reimbursed expenses (net revenue)	21,112	22,082	40,345	52,946
Reimbursed expenses	865	1,019	1,592	1,963

Total revenue	21,977	23,101	41,937	54,909

Operating expenses:
Cost of services	10,610	13,325	21,658	26,580
Cost of product	3,135	716	4,931	11,117

Cost of revenue before reimbursed expenses	13,745	14,041	26,589	37,697
Reimbursed expenses	865	1,019	1,592	1,963

Total cost of revenue, exclusive of depreciation and amortization shown below:	14,610	15,060	28,181	39,660
Selling, general and administrative	9,475	8,503	19,393	17,679
Severance and related costs	464	108	820	752
Depreciation and amortization	1,018	1,262	2,150	2,259

Total operating expenses	25,567	24,933	50,544	60,350

Operating loss	(3,590)	(1,832)	(8,607)	(5,441)
Interest and other (expense), net	(127)	(15)	(18)	(194)

Loss from continuing operations before income taxes	(3,717)	(1,847)	(8,625)	(5,635)
Income tax provision	(21)	(16)	(43)	(34)

Loss from continuing operations	(3,738)	(1,863)	(8,668)	(5,669)
Loss on discontinued operations	—	—	(136)	—

Net loss	(3,738)	(1,863)	(8,804)	(5,669)
Dividends related to Series B Stock	(317)	(324)	(640)	(647)

Net loss available to common stockholders	$(4,055)	$(2,187)	$(9,444)	$(6,316)

Per common share:
Basic loss from continuing operations	$(0.27)	$(0.14)	$(0.64)	$(0.43)

Basic loss from discontinued operations	$—	$—	$(0.01)	$—

Basic net loss	$(0.30)	$(0.17)	$(0.70)	$(0.48)

Per common share:
Diluted loss from continuing operations	$(0.27)	$(0.14)	$(0.64)	$(0.43)

Diluted loss from discontinued operations	$—	$—	$(0.01)	$—

Diluted net loss	$(0.30)	$(0.17)	$(0.70)	$(0.48)

Shares used to calculate basic net loss per share	13,690	13,250	13,574	13,168

Shares used to calculate diluted net loss per share	13,690	13,250	13,574	13,168

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$24	$49	$72	$385
Selling, general and administrative	1,358	1,292	2,869	3,040
Severance and related costs	76	—	76	248

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	June 26, 2010	June 27, 2009
Cash Flows from Operating Activities:
Net loss	$(8,804)	$(5,669)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,150	2,259
Stock-based compensation	2,941	3,425
Loss on discontinued operations	136	—
(Reversal) provision for uncollectible amounts	(85)	11
Severance and related costs	85	248
Changes in assets and liabilities:
Receivables	946	(2,014)
Prepaid expenses	(6,384)	(9,510)
Other assets	(432)	(132)
Accounts payable	622	430
Accrued compensation and related costs	(1,007)	502
Unearned revenue	6,959	15,266
Other liabilities	(463)	(808)

Net cash (used in) provided by operating activities	(3,336)	4,008

Cash Flows from Investing Activities:
Capital expenditures and other	(1,792)	(2,476)

Net cash used in investing activities	(1,792)	(2,476)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(813)	(627)
Acquisition of treasury stock	(744)	(561)
Payment of Series B Stock dividends	(663)	(2)
Increase in restricted cash	—	(104)
Proceeds from stock compensation and employee stock purchase plans, net	85	65

Net cash used in financing activities	(2,135)	(1,229)

Effect of exchange rate changes on cash and cash equivalents	(115)	42

(Decrease) increase in cash and cash equivalents	(7,378)	345
Cash and cash equivalents, beginning of period	28,982	27,064

Cash and cash equivalents, end of period	$21,604	$27,409

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$215	$617
Capital equipment purchased on credit	215	617
Change in net unrealized security gain	—	181

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(90)	$(224)

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we,” “eLoyalty,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 26, 2010 and December 26, 2009, the condensed consolidated results of our operations for the three months and six months ended June 26, 2010 and June 27, 2009, and our condensed consolidated cash flows for the six months ended June 26, 2010 and June 27, 2009, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Note Two — Summary of Significant Accounting Policies

Certain data center expenses that have been previously reported as Selling, general and administrative have been reclassified as Cost of services within our Behavioral Analytics™ Service Business Unit. We believe this revised classification will provide a clearer understanding of our key profit/loss drivers. As a result, we reclassified $0.5 million and $1.1 million for the three months and six months ended June 27, 2009, respectively, from Selling, general and administrative to Cost of services. This change did not have an impact on net loss.

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

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics™ System and/or the number of hours of calls analyzed during the relevant month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

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

Note Four — Stock-Based Compensation

Stock-based compensation expense was $1.5 million and $1.3 million for the three months ended June 26, 2010 and June 27, 2009, respectively, and $3.0 million and $3.7 million for the six months ended June 26, 2010 and June 27, 2009, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of June 26, 2010, there were a total of 1,040,561 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the six months ended June 26, 2010:

	Shares	Weighted Average Price
Nonvested balance at December 26, 2009	985,208	$7.14

Granted	522,600	$5.96
Vested	(412,441)	$7.28
Forfeited	(18,352)	$12.77

Nonvested balance at June 26, 2010	1,077,015	$6.41

	For the Three Months Ended		For the Six Months Ended

(In millions)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Total fair value of restricted and installment stock awards vested	$0.8	$0.5	$2.2	$1.7

As of June 26, 2010, there remained $5.7 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.6 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.3 million for both the three months ended June 26, 2010 and the three months ended June 27, 2009, and $0.6 million for both the six months ended June 26, 2010 and the six months ended June 27, 2009.

Option activity was as follows for the six months ended June 26, 2010:

	Options	Weighted Average Exercise Price
Outstanding as of December 26, 2009	1,231,205	$13.57

Granted	30,000	$6.34
Exercised	(895)	$2.73
Forfeited	(5,803)	$222.53

Outstanding as of June 26, 2010	1,254,507	$12.44

Exercisable as of June 26, 2010	878,344	$14.48

Outstanding intrinsic value at June 26, 2010 (in millions)	$1.2

Exercisable intrinsic value at June 26, 2010 (in millions)	$0.8

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Total fair value of stock options vested	$0.3	$0.3	$0.6	$0.8
Intrinsic value of stock options exercised	—	—	—	—
Proceeds received from option exercises	—	—	—	—

As of June 26, 2010, there remains $1.6 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The fair value for options granted during the six months ended June 26, 2010 and June 27, 2009, was estimated on the date of grant using a Black-Scholes option-pricing model. The Company used the following assumptions:

	For the Six Months Ended
	June 26, 2010	June 27, 2009

Risk-free interest rates	1.8%	1.8%
Expected dividend yield	—	—
Expected volatility	68%	66% – 69%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

ICS Performance Unit Awards

On November 3, 2009, the Compensation Committee approved the grant of 65,000 performance unit awards to certain employees of the Integrated Contact Solutions Business Unit and on May 5, 2010, the Compensation Committee approved the grant of an additional 22,000 performance unit awards. The performance period for the awards began on October 1, 2009 and ends on December 29, 2012. On the last day of the performance period, the performance units granted will become fully vested. The amount earned, if any, for each vested performance unit will vary based on (1) the ultimate value of the Integrated Contact Solutions Business Unit relative to the baseline value and (2) the number of participants receiving performance units (because a fraction of the total increase in Integrated Contact Solutions Business Unit value will fund an incentive pool that is divided among all participants based on the relative number of the performance units held by each participant at the end of the performance period). The distribution of this pool will be settled in shares of eLoyalty Common Stock; the number of shares issued will be determined based on the ultimate value of the incentive pool, divided by the 10-day average share price of eLoyalty Common Stock as of the distribution date.

For the three months and six months ended June 26, 2010, the Company expensed $0.1 million and $0.4 million for this program, respectively. The cost of this program is being expensed over a thirty-two month period. As of June 26, 2010, there remains $1.9 million of unrecognized compensation expense related to the ICS performance units. These costs are expected to be recognized over a weighted average period of 1.4 years. There are an estimated 437,522 shares of eLoyalty Common Stock potentially issuable with this program as of June 26, 2010.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of Common Stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 10,134 shares and 14,320 shares were issued during the three months ended June 26, 2010 and June 27, 2009, respectively, and 15,965 shares and 25,712 shares were issued during the six months ended June 26, 2010 and June 27, 2009, respectively. We recorded $14 thousand and $25 thousand of expense for this plan for the three months ended June 26, 2010 and June 27, 2009, respectively, and $29 thousand and $44 thousand of expense for the six months ended June 26, 2010 and June 27, 2009, respectively.

Note Five — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements, and certain office assets.

For the second quarter of 2010, the Company recorded $0.5 million of expense related to severance and related costs for the elimination of sixteen positions. In the second quarter of 2009, the Company recorded $0.1 million of expense related to severance and related costs for the elimination of six positions and an adjustment to sublease recoveries. For the first six months of 2010, the Company recorded $0.8 million of expense related to severance and related costs for the elimination of forty-seven positions. In the first six months of 2009, the Company recorded $0.8 million of expense related to severance and related costs for the elimination of nineteen positions and an adjustment to sublease recoveries.

For both the six months ended June 26, 2010 and the six months ended June 27, 2009, the Company made cash payments of $0.9 million related to cost-reduction actions. The cash payments in the first six months of 2010 and 2009 were primarily related to severance and related costs, office space reductions, and office closures.

The severance and related costs and their utilization for the six months ended June 26, 2010 and June 27, 2009 were as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$0.3	$0.3

Charges	0.8	—	0.8
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.8	—	0.8
Payments	(0.8)	(0.1)	(0.9)

Balance, June 26, 2010	$—	$0.2	$0.2

(In millions)	Employee Severance	Facilities	Total
Balance, December 27, 2008	$0.1	$0.4	$0.5

Charges	0.7	—	0.7
Adjustments charged to severance and related costs	—	0.1	0.1

Charged to severance and related costs	0.7	0.1	0.8
Payments	(0.8)	(0.1)	(0.9)

Balance, June 27, 2009	$—	$0.4	$0.4

As of June 26, 2010, the $0.2 million that remained reserved relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.2 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.” As of June 27, 2009, the $0.4 million that remained reserved relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.4 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

Note Six — Current Prepaid Expenses

Current prepaid expenses were $13.9 million and $10.1 million as of June 26, 2010 and December 26, 2009, respectively. Current prepaid expenses primarily consist of third-party support costs related to our Integrated Contact Solutions Managed services and deferred costs related to the Behavioral Analytics™ Service. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	June 26, 2010	December 26, 2009
Integrated Contact Solutions prepaid third-party support costs	$7.5	$4.7
Behavioral Analytics™ Service deferred costs	2.3	2.6
Other	4.1	2.8

Total	$13.9	$10.1

Note Seven — Other Long-Term Assets

Other long-term assets were $10.6 million as of June 26, 2010 and $8.2 million as of December 26, 2009. Other long-term assets primarily consist of third-party support costs related to our Integrated Contact Solutions Managed services and deferred costs related to the Behavioral Analytics™ Service. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	June 26, 2010	December 26, 2009
Integrated Contact Solutions prepaid third-party support costs	$6.9	$4.1
Behavioral Analytics™ Service deferred costs	2.2	2.5
Other	1.5	1.6

Total	$10.6	$8.2

Note Eight — Current Unearned Revenue

Current unearned revenue was $22.1 million as of June 26, 2010 and $20.4 million as of December 26, 2009. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	June 26, 2010	December 26, 2009
Integrated Contact Solutions Managed Services	$13.8	$9.8
Behavioral Analytics™ Service – Managed Services	8.2	10.4
Other	0.1	0.2

Total	$22.1	$20.4

Note Nine — Long-Term Unearned Revenue

Long-term unearned revenue was $14.7 million and $9.5 million as of June 26, 2010 and December 26, 2009. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	June 26, 2010	December 26, 2009
Integrated Contact Solutions Managed Services	$11.2	$5.7
Behavioral Analytics™ Service – Managed Services	3.5	3.8

Total	$14.7	$9.5

Note Ten — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net loss	$(3.7)	$(1.9)	$(8.8)	$(5.7)
Other comprehensive loss:
Unrealized gain on marketable securities	—	0.2	—	0.2
Effect of currency translation	(0.1)	0.1	(0.2)	—

Comprehensive net loss	$(3.8)	$(1.6)	$(9.0)	$(5.5)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.8 million and $3.6 million at June 26, 2010 and December 26, 2009, respectively.

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net loss	$(3.7)	$(1.9)	$(8.8)	$(5.7)
Series B Stock dividends(1)	(0.3)	(0.3)	(0.6)	(0.6)

Net loss available to common stockholders	$(4.0)	$(2.2)	$(9.4)	$(6.3)

Per common share
Basic loss before Series B Stock dividends	$(0.27)	$(0.14)	$(0.65)	$(0.43)

Basic net loss	$(0.30)	$(0.17)	$(0.70)	$(0.48)

(In thousands)
Weighted average common shares outstanding	13,690	13,250	13,574	13,168

Currently antidilutive common stock equivalents(2)	4,217	4,183	4,109	4,056

(1)	During the second quarter of 2010, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the 7% Series B convertible preferred stock (“Series B Stock”) payable July 1, 2010.
(2)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Twelve — Leases

Capital Leases

The Company acquired $0.2 million and $0.9 million of computer equipment using capital leases in the first six months of 2010 and in fiscal year 2009, respectively. These assets were related primarily to investments in our Behavioral AnalyticsTM Service Line. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases will not require an irrevocable letter of credit. There was $0.4 million and $0.2 million of depreciation on capital leases in the second quarter of 2010 and 2009, respectively, and $0.8 million and $0.6 million of depreciation on capital leases in the first six months of 2010 and 2009, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease investments to increase between $0.7 million to $1.5 million for fiscal year 2010.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 26, 2010:

(In Millions)
Year	Amount
2010	$1.0
2011	1.1
2012	0.3
2013	—
2014	—
Thereafter	—

Total minimum lease payments	$2.4
Less: estimated executory costs	(0.3)

Net minimum lease payments	$2.1
Less: amount representing interest	(0.1)

Present value of minimum lease payments	$2.0

Note Thirteen — Segment Information

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

The following table presents summarized information by business segment along with a reconciliation to operating loss:

	Segment Reporting Three Months Ended June 26, 2010
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$6.1	$11.2	$—	$17.3
Product	—	3.8	—	3.8

Net revenue	6.1	15.0	—	21.1
Reimbursed expenses	0.1	0.8	—	0.9

Total revenue	6.2	15.8	—	22.0
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(1.1)	2.3	(1.9)	(0.7)
Stock-based compensation	0.7	0.2	0.5	1.4
Severance and related costs	—	—	0.5	0.5
Depreciation and amortization	—	—	1.0	1.0

Operating (loss)/income	(1.8)	2.1	(3.9)	(3.6)
Interest and other income/(expense)	—	—	(0.1)	(0.1)
Income taxes	—	—	—	—
Loss on discontinued operations	—	—	—	—

Net (loss)/income	$(1.8)	$2.1	$(4.0)	$(3.7)

Capital investments	$0.6	$0.5	$0.1	$1.2

	Segment Reporting Three Months Ended June 27, 2009
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$4.8	$16.5	$—	$21.3
Product	—	0.8	—	0.8

Net revenue	4.8	17.3	—	22.1
Reimbursed expenses	0.1	0.9	—	1.0

Total revenue	4.9	18.2	—	23.1
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(1.0)	3.9	(2.0)	0.9
Stock-based compensation	0.8	0.3	0.2	1.3
Severance and related costs	—	—	0.1	0.1
Depreciation and amortization	—	—	1.3	1.3

Operating (loss)/income	(1.8)	3.6	(3.6)	(1.8)
Interest and other income/(expense)	—	—	—	—
Income taxes	—	—	(0.1)	(0.1)
Loss on discontinued operations	—	—	—	—

Net (loss)/income	$(1.8)	$3.6	$(3.7)	$(1.9)

Capital investments	$1.7	$0.1	$0.1	$1.9

	Segment Reporting Six Months Ended June 26, 2010
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$13.3	$21.0	$—	$34.3
Product	—	6.0	—	6.0

Net revenue	13.3	27.0	—	40.3
Reimbursed expenses	0.2	1.4	—	1.6

Total revenue	13.5	28.4	—	41.9
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(1.6)	2.8	(3.9)	(2.7)
Stock-based compensation	1.6	0.7	0.6	2.9
Severance and related costs	—	—	0.8	0.8
Depreciation and amortization	—	—	2.2	2.2

Operating (loss)/income	(3.2)	2.1	(7.5)	(8.6)
Interest and other income/(expense)	—	—	—	—
Income taxes	—	—	(0.1)	(0.1)
Loss on discontinued operations	—	—	(0.1)	(0.1)

Net (loss)/income	$(3.2)	$2.1	$(7.7)	$(8.8)

Capital investments	$0.8	$1.1	$0.1	$2.0

	Segment Reporting Six Months Ended June 27, 2009
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$9.5	$30.6	$—	$40.1
Product	—	12.8	—	12.8

Net revenue	9.5	43.4	—	52.9
Reimbursed expenses	0.2	1.8	—	2.0

Total revenue	9.7	45.2	—	54.9
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(2.1)	7.3	(4.2)	1.0
Stock-based compensation	1.9	0.9	0.6	3.4
Severance and related costs	—	—	0.7	0.7
Depreciation and amortization	—	—	2.3	2.3

Operating (loss)/income	(4.0)	6.4	(7.8)	(5.4)
Interest and other income/(expense)	—	—	(0.2)	(0.2)
Income taxes	—	—	(0.1)	(0.1)
Loss on discontinued operations	—	—	—	—

Net (loss)/income	$(4.0)	$6.4	$(8.1)	$(5.7)

Capital investments	$2.5	$0.3	$0.3	$3.1

Note Fourteen – Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at June 26, 2010 Using
(In millions)	Total carrying at June 26, 2010	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$20.6	$20.6	$—	$—

	Fair Value Measurements at December 26, 2009 Using
(In millions)	Total carrying at Dec. 26, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$23.5	$23.5	$—	$—

During fiscal year 2009, the Company sold its equity securities in a publicly-traded company for $0.3 million. These marketable securities were classified as available for sale and were included in Other current assets on the Company’s balance sheet. Unrealized holding gains and losses were excluded from earnings and reported in other comprehensive income until realized.

Note Fifteen — Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of June 26, 2010 and December 26, 2009. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

Note Sixteen — Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification “ASC” Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to VSOE and vendor objective evidence (“VOE”) (now referred to as TPE, standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition (ASC 605). This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance became effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

During 2010, the FASB issued several ASUs, ASU No. 2010-01 through ASU No. 2010-19, and during 2009, ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-13, 2009-14, 2010-06, 2010-09 and 2010-17 the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Note Seventeen — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 26, 2010.

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

The amount of revenue generated from Behavioral Analytics™ Service subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics™ System and/or the number of hours of calls analyzed during the relevant month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2001 through 2010. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. No adjustment was made to sublease efforts in the first six months of 2010, but an adjustment was made in fiscal year 2009.

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

•

Risks associated with our reliance on Cisco Systems, Inc., a large primary product partner within our Integrated Contact Solutions Service Line, including our reliance on its product positioning, pricing, and discounting strategies;

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

Business Outlook

We continue to be encouraged by the strength of our pipeline for new Managed Services contracts. We believe that the trend of increasing revenues from recurring Managed Services revenues will continue in the second half of 2010.

In the second half of 2010, we expect our Managed services revenue to grow compared to the first half of 2010 as a result of increased Integrated Contact Solutions support and higher Behavioral Analytics™ Service subscriptions revenue. Overall, 2010 Managed services revenue is expected to be higher than in 2009. Consulting services revenue is anticipated to increase in the second half of 2010 compared to the first half of 2010 as a result of higher Integrated Contact Solutions Consulting services revenue, partially offset by the continued decrease of our CRM Consulting services. Overall, Consulting services revenue is expected to decline in 2010 compared to 2009. Product revenues are highly variable and we currently expect these revenues will be lower in 2010 as compared to 2009.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary Service Lines. In particular, we continue to make significant investments in the resources required to develop, deliver, and support our Behavioral Analytics™ Service. These investments may affect our profitability and cash resources in 2010, but we believe they are required to continue to build our Behavioral Analytics™ Service, to increase our Managed services backlog, and to maintain and strengthen our competitive advantage.

Management will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability. We will also continue to evaluate strategic opportunities with respect to our Business Units. We recently retained a financial advisor to assist the Company in exploring alternatives with respect to the Integrated Contract Solutions Business Unit, which may include a sale or other divestiture of the Business Unit.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $103.6 million as of June 26, 2010 and $87.7 million as of December 26, 2009. The increase in backlog is primarily due to the signing of several Integrated Contact Solutions support agreements and several Behavioral Analytics™ Service agreements in the first six months of 2010. Of the June 26, 2010 backlog, 57% is related to our Behavioral Analytics™ Service Business Unit and 43% is related to our Integrated Contact Solutions Business Unit. The Company anticipates an increase in Managed services backlog in fiscal year 2010.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported backlog is expected to be recognized as follows: $25.0 million in 2010; $37.0 million in 2011; $25.2 million in 2012; and $16.4 million in 2013 and thereafter.

Second Quarter 2010 Compared with Second Quarter 2009

Net Revenue

	Second Quarter
	2010		2009
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$12.4	59%	$11.6	52%
Consulting services	4.9	23%	9.7	44%

Services revenue	17.3	82%	21.3	96%
Product	3.8	18%	0.8	4%

Net revenue	21.1	100%	22.1	100%
Reimbursed expenses	0.9		1.0

Total revenue	$22.0		$23.1

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 5% to $21.1 million in the second quarter of 2010, a decrease of $1.0 million from $22.1 million in the second quarter of 2009.

Revenue from Managed services was $12.4 million in the second quarter of 2010, an increase of $0.8 million, or 7%, from $11.6 million in the second quarter of 2009. The increase in revenue from Managed services resulted from substantially higher Behavioral Analytics™ Service revenue, reflecting the transition of deployments to the subscription phase, partially offset by a decrease in revenue from our Integrated Contact Solutions Service Line. This decrease was driven by the cancellation of several existing support agreements during 2009, partially offset by additional agreements signed with new and existing clients during 2009 and the first half of 2010.

Revenue from Consulting services decreased by $4.8 million in the second quarter of 2010 to $4.9 million, from $9.7 million in the second quarter of 2009, a decrease of 49%. The decrease in revenue was mainly due to the decline in our traditional CRM Service Line, driven by reduced spending by our largest clients that utilize these services, and a decline in revenue from our Integrated Contact Solutions Service Line, driven by the completion of several large projects that were in progress in the second quarter of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these engagements. Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate decreased to $166 in the second quarter of 2010, from $170 in the second quarter of 2009. This decrease was the result of significant lower billing rates for our traditional CRM Service Line, partially offset by the higher mix of Integrated Contact Solutions Service Line projects, which have higher average billing rates than our traditional CRM Service Line. Headcount associated with our Consulting services decreased in the second quarter of 2010 compared to the second quarter of 2009 because of staff reductions associated with the decline in our traditional CRM Service Line and our Integrated Contact Solutions Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, decreased to 72% for the second quarter of 2010 from 76% for the second quarter of 2009.

Revenue from the sale of Product was $3.8 million in the second quarter of 2010, an increase of $3.0 million from $0.8 million in the second quarter of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 31% of total revenue in the second quarter of 2010, compared to 42% in the second quarter of 2009. The top 10 clients accounted for 49% of total revenue in the second quarter of 2010, compared to 60% in the second quarter of 2009. The top 20 clients accounted for 72% of total revenue in the second quarter of 2010, compared to 78% of total revenue in the second quarter of 2009. In the second quarter of 2010, there were no clients that accounted for 10% or more of total revenue. Two clients, Sears Holding Management Corporation and United HealthCare Services, Inc., accounted for 12% and 10% of total revenue in the second quarter of 2009, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the second quarter of 2010 was $10.6 million, or 61% of Services revenue, compared to $13.3 million, or 62% of Services revenue, in the second quarter of 2009. The decrease in cost was largely due to reduced Integrated Contact Solutions subcontractor and compensation cost driven by reduced revenue levels in the Integrated Contact Solutions Business Unit. The Cost of services percentage decreased primarily due to the impact of the cost reductions discussed above, partially offset by lower utilization due to lower Consulting services revenue and the lower average billing rate.

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

Cost of product in the second quarter of 2010 was $3.1 million, or 82% of Product revenue, compared to $0.7 million, or 86% of Product revenue in the second quarter of 2009. The cost increase corresponds to the increase in Product revenue. The percentage decrease was primarily due to the mix of vendor-specific products sold in the second quarter of 2010.

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

Selling, general and administrative expenses increased $1.0 million to $9.5 million in the second quarter of 2010 from $8.5 million in the second quarter of 2009. This increase is primarily due to increased personnel costs to support our Behavioral Analytics™ Service Business Unit.

Severance and Related Costs

In 2010 and 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to cost reduction actions taken in the second quarter of 2010 are anticipated to be $2.1 million annually. The cost reduction actions taken in the second quarter of 2009 resulted in annual cash savings of $0.7 million. All severance and related costs associated with cost reduction activities were paid out by the end of the second quarter of 2010, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs was $0.5 million in the second quarter of 2010 compared to $0.1 million in the second quarter of 2009. The $0.5 million of expense recorded in the second quarter of 2010 primarily related to restructuring actions taken in the second quarter of 2010 for the elimination of sixteen positions. In the second quarter of 2009, the Company recorded $0.1 million of expense primarily related to the elimination of six positions.

Depreciation and Amortization

Depreciation and amortization decreased $0.3 million, or 23%, to $1.0 million in the second quarter of 2010 compared to $1.3 million in the second quarter of 2009. The decrease in depreciation and amortization is primarily related to Marketing Managed Services customer contracts becoming fully amortized in 2009 and other assets becoming fully depreciated.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.6 million for the second quarter of 2010, compared to an operating loss of $1.8 million for the second quarter of 2009.

Interest and Other (Expense), Net

Non-operating interest and other (expense) increased by $0.1 million, to $0.1 million of expense in the second quarter of 2010 from less than $0.1 million of expense in the second quarter of 2009. In the second quarter of 2010, the $0.1 million of expense was primarily due to unfavorable exchange rates on an intercompany settlement. In the second quarter of 2009, the less than $0.1 million of expense was primarily related to interest expense for our capital lease obligations.

Income Tax Provision

The income tax provision was less than $0.1 million in the second quarter of both 2010 and 2009. As of June 26, 2010, total deferred tax assets of $61.5 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Discontinued Operations

There was no loss on discontinued operations for the second quarter of 2010.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $4.1 million in the second quarter of 2010 compared to a net loss available to common stockholders of $2.2 million in the second quarter of 2009. These losses include accrued dividends to preferred stockholders of $0.3 million in the second quarter of both 2010 and 2009. The net loss was $0.30 per share on a basic and diluted basis in the second quarter of 2010, compared to a net loss of $0.17 per share on a basic and diluted basis in the second quarter of 2009.

First Six Months of 2010 Compared with First Six Months of 2009

Net Revenue

	Six Months Ended
	June 26, 2010		June 27, 2009
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$25.8	64%	$22.8	43%
Consulting services	8.5	21%	17.3	33%

Services revenue	34.3	85%	40.1	76%
Product	6.0	15%	12.8	24%

Net revenue	40.3	100%	52.9	100%
Reimbursed expenses	1.6		2.0

Total revenue	$41.9		$54.9

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 24% to $40.3 million in the first six months of 2010, a decrease of $12.6 million from $52.9 million in the first six months of 2009.

Revenue from Managed services was $25.8 million in the first six months of 2010, an increase of $3.0 million, or 13%, from $22.8 million in the first six months of 2009. The increase in revenue from Managed services resulted from substantially higher Behavioral Analytics™ Service revenue, reflecting the transition of deployments to the subscription phase, partially offset by a decrease in revenue from our Integrated Contact Solutions Service Line. This decrease was driven by the cancellation of several existing support agreements during 2009, partially offset by additional agreements signed with new and existing clients during 2009 and the first half of 2010.

Revenue from Consulting services decreased by $8.8 million in the first six months of 2010 to $8.5 million, from $17.3 million in the first six months of 2009, a decrease of 51%. The decrease in revenue was mainly due to the decline in our traditional CRM Service Line, driven by reduced spending by our largest clients that utilize these services, and a decline in revenue from our Integrated Contact Solutions Service Line, driven by the combination of delays in starting several new projects in the first quarter of 2010 and the completion of several large projects that were in progress in the first six months of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these engagements. Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $171 in the first six months of 2010, from $164 in the first six months of 2009. This increase was the result of a higher mix of Integrated Contact Solutions Service Line projects, which have higher average billing rates than our traditional CRM Service Line. Headcount associated with our Consulting services decreased in the first six months of 2010 compared to the first six months of 2009 because of staff reductions associated with the decline in our traditional CRM Service Line and our Integrated Contact Solutions Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, decreased to 58% for the first six months of 2010 from 72% for the first six months of 2009. This decline was due to significantly lower utilization in the first quarter of 2010 due to delays in starting several new projects.

Revenue from the sale of Product was $6.0 million in the first six months of 2010, a decrease of $6.8 million from $12.8 million in the first six months of 2009. This decrease is due to the impact of signing two large contracts in the first quarter of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for the engagement. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top 5 clients accounted for 30% of total revenue in the first six months of 2010, compared to 49% in the first six months of 2009. The top 10 clients accounted for 46% of total revenue in the first six months of 2010, compared to 65% in the first six months of 2009. The top 20 clients accounted for 68% of total revenue in the first six months of 2010, compared to 81% of total revenue in the first six months of 2009. In the first six months of 2010, there were no clients that accounted for 10% or more of total revenue. One client, Sears Holding Management Corporation, accounted for 21% of total revenue in the first six months of 2009. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the first six months of 2010 was $21.7 million, or 63% of Services revenue, compared to $26.6 million, or 66% of Services revenue, in the first six months of 2009. The decrease in cost was largely due to reduced Integrated Contact Solutions subcontractor and compensation cost driven by reduced revenue levels in the Integrated Contact Solutions Business Unit. The Cost of services percentage decreased primarily due to the impact of the cost reductions discussed above, and the higher average billing rate, which were partially offset by reduced utilization due to lower Consulting services revenue.

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

Rebates fluctuate with the volume of Cisco product sold, and are based on a percentage of our cost for the product. Eligibility for these rebates is determined by our ability to meet vendor-established performance criteria, some of which are outside of our control. We recognize these rebates as they are earned, because we have consistently met established criteria and can estimate the value of these rebates.

Cost of product in the first six months of 2010 was $4.9 million, or 82% of Product revenue, compared to $11.1 million, or 86% of Product revenue in the first six months of 2009. The cost decrease corresponds to the decrease in Product revenue. The percentage decrease was primarily due to the mix of vendor-specific products sold in the first six months of 2010.

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

Selling, general and administrative expenses increased $1.7 million to $19.4 million in the first six months of 2010 from $17.7 million in the first six months of 2009. This increase is primarily due to increased personnel costs to support our Behavioral Analytics™ Service Business Unit.

Severance and Related Costs

In 2010 and 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to cost reduction actions taken in the first six months of 2010 are anticipated to be $5.5 million annually. The cost reduction actions taken in the first six months of 2009 resulted in annual cash savings of $2.2 million. All severance and related costs associated with cost reduction activities were paid out by the end of the first six months of 2010, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs was $0.8 million in the first six months of both 2010 and 2009. The $0.8 million of expense recorded in the first six months of 2010 primarily related to restructuring actions taken in 2010 for the elimination of forty-seven positions. In the first six months of 2009, the Company recorded $0.8 million of expense primarily related to the elimination of nineteen positions and an adjustment to sublease recoveries.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 4%, to $2.2 million in the first six months of 2010 compared to $2.3 million in the first six months of 2009. The decrease in depreciation and amortization is primarily related to Marketing Managed Services customer contracts becoming fully amortized in 2009.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $8.6 million for the first six months of 2010, compared to an operating loss of $5.4 million for the first six months of 2009.

Interest and Other (Expense), Net

Non-operating interest and other (expense) decreased by $0.2 million, to less than $0.1 million of expense in the first six months of 2010 from $0.2 million of expense in the first six months of 2009. In the first six months of 2010, the $0.2 million decrease of expense was primarily related to lower interest expense for our capital lease obligations. In the first six months of 2009, the $0.2 million of expense was primarily related to interest expense for our capital lease obligations and lower average yields on our investments.

Income Tax Provision

The income tax provision was less than $0.1 million in the first six months of both 2010 and 2009. As of June 26, 2010, total deferred tax assets of $61.5 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Discontinued Operations

The loss on discontinued operations was $0.1 million for the first six months of 2010, which was related to the sale of a subsidiary in Switzerland.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $9.4 million in the first six months of 2010 compared to a net loss available to common stockholders of $6.3 million in the first six months of 2009. These losses include accrued dividends to preferred stockholders of $0.6 million in the first six months of both 2010 and 2009. The net loss was $0.70 per share on a basic and diluted basis in the first six months of 2010, compared to a net loss of $0.48 per share on a basic and diluted basis in the first six months of 2009.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements, and other revenue generation and growth investments. As of June 26, 2010, our principal capital resources consisted of (1) our cash and cash equivalents balance of $21.6 million, which includes $1.1 million in foreign bank accounts, (2) restricted cash of $3.7 million, and (3) the remaining $1.3 million under the Bank Facility as defined below.

Our cash and cash equivalents position decreased $7.4 million, or 26%, as of June 26, 2010, from $29.0 million as of December 26, 2009. The decrease in cash in the first six months of 2010 was primarily the result of the net loss before depreciation, amortization and stock-based compensation, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments. Restricted cash remained constant at $3.7 million for the first six months of both 2010 and 2009 and was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company used $3.3 million of cash during the first six months of 2010 and generated $4.0 million of cash in operating activities during the first six months of 2009, respectively. During the first six months of 2010, cash outflows of $3.3 million from operating activities consisted primarily of the net loss before depreciation, amortization, and stock-based compensation, and an increase in prepaid costs of $5.6 million, which primarily consist of costs associated with unearned revenue, partially offset by unearned revenue of $7.0 million as a result of customer prepayments.

During the first six months of 2009, cash flows of $4.0 million from operating activities consisted primarily of higher unearned revenue of $15.3 million, partially offset by higher prepaid costs associated with unearned revenue of $6.0 million, higher Days Sales Outstanding (“DSO”) of $2.8 million, and increased prepaid compensation of $2.6 million.

DSO was 34 days at June 26, 2010 compared to 35 days at December 26, 2009, an improvement of one day. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections. As of June 26, 2010, there remained $0.2 million of unpaid severance and related costs. See Note Five “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $1.8 million and $2.5 million of cash in investing activities during the first six months of 2010 and 2009, respectively. Capital expenditures of $1.8 million and $2.5 million were primarily used to purchase computer hardware and software during the first six months of both 2010 and 2009, respectively. We currently expect our capital investments to be between $4.5 million and $6.0 million for fiscal year 2010 and plan on funding less than 25% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $2.1 million and $1.2 million of cash in financing activities during the first six months of 2010 and 2009, respectively. Net cash outflows of $2.1 million during the first six months of 2010 were primarily attributable to $0.8 million of principal payments under our capital lease obligations, $0.7 million of cash used to acquire treasury stock, and $0.7 million for cash dividend payments on Series B Stock. Net cash outflows of $1.2 million during the first six months of 2009 were primarily attributable to $0.6 million of principal payments under our capital lease obligations and $0.6 million used to acquire treasury stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

During the second quarter of 2010, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock, which was paid on July 1, 2010. The dividend payment for the period July 1, 2008 through December 31, 2008, payable on January 1, 2009, was suspended to conserve cash given the then-current macroeconomic uncertainties (the amount of the semiannual dividend due at that time was $0.6 million) and remains unpaid. Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company expects to continue to acquire treasury stock between $0.2 million and $0.4 million during the third quarter of 2010 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $21.6 million as of June 26, 2010. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at June 26, 2010 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

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

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of June 26, 2010. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.7 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.3 million remains available under the Facility at June 26, 2010. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first six months of 2010 or 2009.

Accounts Receivable Customer Concentration

As of June 26, 2010, one client, Connecticut General Life Insurance Company, accounted for 11% of total gross accounts receivable. Of that amount, we have collected 100% from Connecticut General Life Insurance Company through August 2, 2010. Of the total June 26, 2010 gross accounts receivable, we have collected 51% as of August 2, 2010. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of June 26, 2010 and December 26, 2009 were $2.0 million and $2.7 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases will not require an irrevocable letter of credit. We expect capital lease obligations to increase between $0.7 million to $1.5 million for fiscal year 2010 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of June 26, 2010. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.7	$3.4	$0.3	$—	$—
Operating leases	2.6	1.0	1.0	0.6	—
Capital leases	2.4	1.6	0.8	—	—
Severance and related costs	0.4	0.1	0.2	0.1	—
Purchase obligations	6.9	6.9	—	—	—

Total	$16.0	$13.0	$2.3	$0.7	$—

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of the Form 10-K for the year ended December 26, 2009, no net contractual obligations exist as of June 26, 2010.

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of June 26, 2010 and December 26, 2009.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in the first six months of 2010 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of June 26, 2010 and December 26, 2009.

Purchase Obligations

Purchase obligations include $4.8 million of commitments reflected as liabilities on our balance sheet as of June 26, 2010, as well as $2.1 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $6.1 million as of December 26, 2009.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition (ASC 605). This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance became effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

During 2010, the FASB issued several ASUs, ASU No. 2010-01 through ASU No. 2010-19, and during 2009, ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-13, 2009-14, 2010-06, 2010-09 and 2010-17, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We provide solutions to clients in a number of countries, including the United States, Australia, Canada, Germany, Ireland, and the United Kingdom. For the quarters ended June 26, 2010 and June 27, 2009, 4% and 5%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to affect materially, eLoyalty’s internal control over financial reporting.

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the second quarter of 2010. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 28, 2010 – April 26, 2010	—	$—
April 27, 2010 – May 26, 2010	184	$6.37
May 27, 2010 – June 26, 2010	42,112	$6.63

Total	42,296	$6.62

Item 6.	Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2010.

eLOYALTY CORPORATION

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)