Form 10-Q
period 2010-09-25
ELOYALTY CORP
filed 2010-11-04
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                   Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of October 28, 2010 was 14,777,101.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 25, 2010	December 26, 2009
ASSETS:
Current Assets:
Cash and cash equivalents	$14,029	$28,982
Restricted cash	3,745	3,745
Receivables (net of allowances of $92 and $151)	10,149	9,313
Prepaid expenses	14,082	10,126
Other current assets	2,166	944

Total current assets	44,171	53,110
Equipment and leasehold improvements, net	5,729	6,194
Goodwill	2,643	2,643
Intangibles, net	430	476
Other long-term assets	11,452	8,180

Total assets	$64,425	$70,603

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$4,275	$3,634
Accrued compensation and related costs	4,468	5,762
Unearned revenue	21,600	20,436
Other current liabilities	4,456	5,067

Total current liabilities	34,799	34,899
Long-term unearned revenue	13,043	9,526
Other long-term liabilities	1,119	1,705

Total liabilities	48,961	46,130

Redeemable Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,549,160 and 3,616,169 shares issued and outstanding at September 25, 2010 and December 26, 2009, respectively, with a liquidation preference of $19,051 and $19,733 at September 25, 2010 and December 26, 2009, respectively	18,101	18,442
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,592,431 and 14,871,521 shares issued at September 25, 2010 and December 26, 2009, respectively; and 14,769,819 and 14,220,279 outstanding at September 25, 2010 and December 26, 2009, respectively	156	149
Additional paid-in capital	207,494	203,627
Accumulated deficit	(202,377)	(190,821)
Treasury stock, at cost, 822,612 and 651,242 shares at September 25, 2010 and December 26, 2009, respectively	(4,251)	(3,295)
Accumulated other comprehensive loss	(3,659)	(3,629)

Total stockholders’ (deficit) equity	(2,637)	6,031

Total liabilities and stockholders’ equity	$64,425	$70,603

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Revenue:
Services	$18,085	$19,688	$52,412	$59,764
Product	4,188	1,977	10,206	14,847

Revenue before reimbursed expenses (net revenue)	22,273	21,665	62,618	74,611
Reimbursed expenses	1,075	1,033	2,667	2,996

Total revenue	23,348	22,698	65,285	77,607

Operating expenses:
Cost of services	10,608	13,034	32,266	39,614
Cost of product	3,585	1,353	8,516	12,470

Cost of revenue before reimbursed expenses	14,193	14,387	40,782	52,084
Reimbursed expenses	1,075	1,033	2,667	2,996

Total cost of revenue, exclusive of depreciation and amortization shown below:	15,268	15,420	43,449	55,080
Selling, general and administrative	9,670	8,343	29,063	26,022
Severance and related costs	116	276	936	1,028
Depreciation and amortization	984	1,114	3,134	3,373

Total operating expenses	26,038	25,153	76,582	85,503

Operating loss	(2,690)	(2,455)	(11,297)	(7,896)
Interest and other (expense) income, net	(47)	287	(65)	93

Loss from continuing operations before income taxes	(2,737)	(2,168)	(11,362)	(7,803)
Income tax (provision) benefit	(15)	18	(58)	(16)

Loss from continuing operations	(2,752)	(2,150)	(11,420)	(7,819)
Loss on discontinued operations	—	—	(136)	—

Net loss	(2,752)	(2,150)	(11,556)	(7,819)
Dividends related to Series B Stock	(316)	(322)	(956)	(969)

Net loss available to common stockholders	$(3,068)	$(2,472)	$(12,512)	$(8,788)

Per common share:
Basic loss from continuing operations	$(0.20)	$(0.16)	$(0.84)	$(0.59)

Basic loss from discontinued operations	$—	$—	$(0.01)	$—

Basic net loss available to common stockholders	$(0.22)	$(0.19)	$(0.92)	$(0.66)

Per common share:
Diluted loss from continuing operations	$(0.20)	$(0.16)	$(0.84)	$(0.59)

Diluted loss from discontinued operations	$—	$—	$(0.01)	$—

Diluted net loss available to common stockholders	$(0.22)	$(0.19)	$(0.92)	$(0.66)

Shares used to calculate basic net loss per share	13,784	13,317	13,644	13,218

Shares used to calculate diluted net loss per share	13,784	13,317	13,644	13,218

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$23	$34	$95	$419
Selling, general and administrative	1,469	1,222	4,338	4,262
Severance and related costs	—	—	76	248

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009
Cash Flows from Operating Activities:
Net loss	$(11,556)	$(7,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,134	3,373
Stock-based compensation	4,433	4,681
Loss on discontinued operations	136	—
(Reversal) provision for uncollectible amounts	(79)	10
Severance and related costs	89	248
Changes in assets and liabilities:
Receivables	(779)	(1,339)
Prepaid expenses	(7,396)	(8,323)
Other assets	(1,220)	(1,456)
Accounts payable	650	(270)
Accrued compensation and related costs	(1,292)	957
Unearned revenue	4,695	17,678
Other liabilities	31	(502)

Net cash (used in) provided by operating activities	(9,154)	7,238

Cash Flows from Investing Activities:
Capital expenditures and other	(2,425)	(2,987)
Sale of short-term investments	—	337

Net cash used in investing activities	(2,425)	(2,650)

Cash Flows from Financing Activities:
Payment of Series B Stock dividends	(1,297)	(648)
Principal payments under capital lease obligations	(1,238)	(994)
Acquisition of treasury stock	(956)	(715)
Increase in restricted cash	—	(91)
Proceeds from stock compensation and employee stock purchase plans, net	133	112

Net cash used in financing activities	(3,358)	(2,336)

Effect of exchange rate changes on cash and cash equivalents	(16)	81

(Decrease) increase in cash and cash equivalents	(14,953)	2,333
Cash and cash equivalents, beginning of period	28,982	27,064

Cash and cash equivalents, end of period	$14,029	$29,397

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$215	$865
Capital equipment purchased on credit	215	865
Change in net unrealized security loss	—	(108)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(125)	$(293)

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we,” “eLoyalty,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 25, 2010 and December 26, 2009, the condensed consolidated results of our operations for the three months and nine months ended September 25, 2010 and September 26, 2009, and our condensed consolidated cash flows for the nine months ended September 25, 2010 and September 26, 2009, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Note Two — Summary of Significant Accounting Policies

Certain data center expenses that have been previously reported as Selling, general and administrative have been reclassified as Cost of services within our Behavioral Analytics™ Service Business Unit. We believe this revised classification will provide a clearer understanding of our key profit/loss drivers. As a result, we reclassified $0.5 million and $1.6 million for the three months and nine months ended September 26, 2009, respectively, from Selling, general and administrative to Cost of services. This change did not have an impact on net loss.

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

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to provide post-deployment follow-on consulting services, which generally consist of custom data analysis, the implementation of enhancements, and training. These follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

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

Managed services revenue included in the traditional CRM Service Line consists of fees generated from our remote application support. Contracts for remote application support can be based on a fixed-fee or time-and-materials basis. For fixed-fee support, revenue is recognized ratably over the contract period. For time-and-material contracts, revenue is recognized as the services are provided to the client.

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

Note Four — Stock-Based Compensation

Stock-based compensation expense was $1.5 million and $1.3 million for the three months ended September 25, 2010 and September 26, 2009, respectively, and $4.5 million and $4.9 million for the nine months ended September 25, 2010 and September 26, 2009, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of September 25, 2010, there were a total of 1,076,466 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the nine months ended September 25, 2010:

	Shares	Weighted Average Price
Nonvested balance at December 26, 2009	985,208	$7.14

Granted	530,100	$5.96
Vested	(518,653)	$7.37
Forfeited	(25,852)	$11.30

Nonvested balance at September 25, 2010	970,803	$6.26

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Total fair value of restricted and installment stock awards vested	$0.7	$0.6	$2.9	$2.3

As of September 25, 2010, there remained $5.0 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.5 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.3 million for both the three months ended September 25, 2010 and the three months ended September 26, 2009, and $0.9 million for both the nine months ended September 25, 2010 and the nine months ended September 26, 2009.

Option activity was as follows for the nine months ended September 25, 2010:

	Options	Weighted Average Exercise Price
Outstanding as of December 26, 2009	1,231,205	$13.57

Granted	30,000	$6.34
Exercised	(895)	$2.73
Forfeited	(7,098)	$194.05

Outstanding as of September 25, 2010	1,253,212	$12.39

Exercisable as of September 25, 2010	926,173	$14.23

Outstanding intrinsic value at September 25, 2010 (in millions)	$1.3

Exercisable intrinsic value at September 25, 2010 (in millions)	$0.9

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Total fair value of stock options vested	$0.3	$0.3	$0.9	$1.1
Intrinsic value of stock options exercised	—	—	—	—
Proceeds received from option exercises	—	—	—	—

As of September 25, 2010, there remains $1.2 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The fair value for options granted during the nine months ended September 25, 2010 and September 26, 2009, was estimated on the date of grant using a Black-Scholes option-pricing model. The Company used the following assumptions:

	For the Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009
Risk-free interest rates	1.8%	1.8%
Expected dividend yield	—	—
Expected volatility	68%	66% – 69%
Expected lives	6 years	6 years

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

For the three months and nine months ended September 25, 2010, the Company expensed $0.2 million and $0.6 million for this program, respectively. The cost of this program is being expensed over a thirty-two month period. As of September 25, 2010, there remains $1.6 million of unrecognized compensation expense related to the ICS performance units. These costs are expected to be recognized over a weighted average period of 1.3 years. There are an estimated 380,170 shares of eLoyalty Common Stock potentially issuable with this program as of September 25, 2010.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of Common Stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 10,055 shares and 11,158 shares were issued during the three months ended September 25, 2010 and September 26, 2009, respectively, and 26,020 shares and 38,370 shares were issued during the nine months ended September 25, 2010 and September 26, 2009, respectively. We recorded $16 thousand and $23 thousand of expense for this plan for the three months ended September 25, 2010 and September 26, 2009, respectively, and $45 thousand and $67 thousand of expense for the nine months ended September 25, 2010 and September 26, 2009, respectively.

Note Five — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

For the third quarter of 2010, the Company recorded $0.1 million of expense related to severance and related costs for the elimination of eight positions. In the third quarter of 2009, the Company recorded $0.3 million of expense related to severance and related costs for the elimination of seven positions. For the first nine months of 2010, the Company recorded $0.9 million of expense related to severance and related costs for the elimination of fifty-five positions. In the first nine months of 2009, the Company recorded $1.0 million of expense related to severance and related costs for the elimination of twenty-six positions and an adjustment to sublease recoveries.

For the nine months ended September 25, 2010, the Company made cash payments of $0.9 million related to cost-reduction actions. For the nine months ended September 26, 2009, the Company made cash payments of $1.2 million related to cost-reduction actions. The cash payments in the first nine months of 2010 and 2009 were primarily related to severance and related costs, office space reductions, and office closures.

The severance and related costs and their utilization for the nine months ended September 25, 2010 and September 26, 2009 were as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$0.3	$0.3

Charges	0.9	—	0.9
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.9	—	0.9
Payments	(0.8)	(0.1)	(0.9)

Balance, September 25, 2010	$0.1	$0.2	$0.3

(In millions)	Employee Severance	Facilities	Total
Balance, December 27, 2008	$0.1	$0.4	$0.5

Charges	1.0	—	1.0
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	1.0	—	1.0
Payments	(1.1)	(0.1)	(1.2)

Balance, September 26, 2009	$—	$0.3	$0.3

As of September 25, 2010, the $0.3 million that remained reserved relates to severance payments and facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.3 million balance is apportioned among “Accrued Compensation and Related Costs”, “Other current liabilities”, and “Other long-term liabilities.” As of September 26, 2009, the $0.3 million that remained reserved relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.3 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

Note Six — Current Prepaid Expenses

Current prepaid expenses were $14.1 million and $10.1 million as of September 25, 2010 and December 26, 2009, respectively. Current prepaid expenses primarily consist of third-party support costs related to our Integrated Contact Solutions Managed services and deferred costs related to the Behavioral Analytics™ Service. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	September 25, 2010	December 26, 2009
Integrated Contact Solutions prepaid third-party support costs	$8.8	$4.7
Behavioral Analytics™ Service deferred costs	2.0	2.6
Other	3.3	2.8

Total	$14.1	$10.1

Note Seven — Intangible Assets, net

Net intangible assets were $0.4 million as of September 25, 2010 and $0.5 million as of December 26, 2009. Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the nine months ended September 25, 2010 was $0.1 million and will be $0.1 million annually thereafter.

	As of
(In millions)	September 25, 2010	December 26, 2009
Gross intangible assets	$2.8	$2.8
Accumulated amortization of intangible assets	(2.4)	(2.3)

Total	$0.4	$0.5

Note Eight — Other Long-Term Assets

Other long-term assets were $11.5 million as of September 25, 2010 and $8.2 million as of December 26, 2009. Other long-term assets primarily consist of third-party support costs related to our Integrated Contact Solutions Managed services and deferred costs related to the Behavioral Analytics™ Service. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	September 25, 2010	December 26, 2009
Integrated Contact Solutions prepaid third-party support costs	$7.8	$4.1
Behavioral Analytics™ Service deferred costs	3.5	2.5
Other	0.2	1.6

Total	$11.5	$8.2

Note Nine — Current Unearned Revenue

Current unearned revenue was $21.6 million as of September 25, 2010 and $20.4 million as of December 26, 2009. Current unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Current unearned revenue will be recognized within the next twelve months and consisted of the following:

	As of
(In millions)	September 25, 2010	December 26, 2009
Integrated Contact Solutions Managed Services	$14.4	$9.8
Behavioral Analytics™ Service – Managed Services	7.0	10.4
Other	0.2	0.2

Total	$21.6	$20.4

Note Ten — Long-Term Unearned Revenue

Long-term unearned revenue was $13.0 million and $9.5 million as of September 25, 2010 and December 26, 2009, respectively. Long-term unearned revenue reflects prepayment by our clients in advance of our recognition of this revenue. Payments are generally received in advance from clients that are utilizing our Behavioral Analytics™ Service and Integrated Contact Solutions Managed services. Long-term unearned revenue reflects revenue that will be recognized beyond the next twelve months and consisted of the following:

	As of
(In millions)	September 25, 2010	December 26, 2009
Integrated Contact Solutions Managed Services	$9.8	$5.7
Behavioral Analytics™ Service – Managed Services	3.2	3.8

Total	$13.0	$9.5

Note Eleven — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Net loss	$(2.8)	$(2.2)	$(11.6)	$(7.8)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(0.3)	—	(0.1)
Effect of currency translation	0.1	0.1	—	0.1

Comprehensive net loss	$(2.7)	$(2.4)	$(11.6)	$(7.8)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.7 million and $3.6 million at September 25, 2010 and December 26, 2009, respectively. In the third quarter of 2009, the unrealized loss on marketable securities related to stock of a publicly-traded company, which was classified as available-for-sale and the fair value was included in Other current assets. During the three months ended September 26, 2009, the Company sold these equity securities for $0.3 million.

Note Twelve — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Net loss	$(2.8)	$(2.2)	$(11.6)	$(7.8)
Series B Stock dividends(1)	(0.3)	(0.3)	(0.9)	(1.0)

Net loss available to common stockholders	$(3.1)	$(2.5)	$(12.5)	$(8.8)

Per common share
Basic net loss before Series B Stock dividends	$(0.20)	$(0.17)	$(0.85)	$(0.59)

Basic net loss available to common stockholders	$(0.22)	$(0.19)	$(0.92)	$(0.66)

(In thousands)
Weighted average common shares outstanding	13,784	13,317	13,644	13,218

Currently antidilutive common stock equivalents(2)	3,741	4,277	3,986	4,129

(1)	During the second quarter of 2010, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the 7% Series B convertible preferred stock (“Series B Stock”) payable July 1, 2010.
(2)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Thirteen — Leases

Capital Leases

The Company acquired $0.2 million and $0.9 million of computer equipment using capital leases in the first nine months of 2010 and in fiscal year 2009, respectively. These assets were related primarily to investments in our Behavioral AnalyticsTM Service Line. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases do not require an irrevocable letter of credit. There was $0.4 million of depreciation on capital leases in the third quarter of 2010 and in the third quarter of 2009, and $1.2 million and $1.0 million of depreciation on capital leases in the first nine months of 2010 and 2009, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease investments to increase between $1.5 million to $2.0 million for fiscal year 2010.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 25, 2010:

(In Millions)
Year	Amount
2010	$0.5
2011	1.1
2012	0.3
2013	—
2014	—
Thereafter	—

Total minimum lease payments	$1.9
Less: estimated executory costs	(0.2)

Net minimum lease payments	$1.7
Less: amount representing interest	(0.1)

Present value of minimum lease payments	$1.6

Note Fourteen — Segment Information

The Company operates in two business segments, the Behavioral Analytics™ Service Business Unit and the Integrated Contact Solutions Business Unit. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

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

The following table presents summarized information by business segment along with a reconciliation to operating loss:

	Segment Reporting Three Months Ended September 25, 2010
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$6.8	$11.3	$—	$18.1
Product	—	4.2	—	4.2

Net revenue	6.8	15.5	—	22.3
Reimbursed expenses	0.1	0.9	—	1.0

Total revenue	6.9	16.4	—	23.3
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(0.6)	2.9	(2.4)	(0.1)
Stock-based compensation	0.9	0.4	0.2	1.5
Severance and related costs	—	—	0.1	0.1
Depreciation and amortization	—	—	1.0	1.0

Operating (loss)/income	(1.5)	2.5	(3.7)	(2.7)
Interest and other (expense)/income	—	—	(0.1)	(0.1)
Income taxes	—	—	—	—
Loss on discontinued operations	—	—	—	—

Net (loss)/income	$(1.5)	$2.5	$(3.8)	$(2.8)

Capital investments	$0.2	$0.3	$0.1	$0.6

	Segment Reporting Three Months Ended September 26, 2009
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$5.4	$14.3	$—	$19.7
Product	—	2.0	—	2.0

Net revenue	5.4	16.3	—	21.7
Reimbursed expenses	—	1.0	—	1.0

Total revenue	5.4	17.3	—	22.7
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(1.1)	3.4	(2.1)	0.2
Stock-based compensation	0.7	0.3	0.3	1.3
Severance and related costs	—	—	0.3	0.3
Depreciation and amortization	—	—	1.1	1.1

Operating (loss)/income	(1.8)	3.1	(3.8)	(2.5)
Interest and other income/(expense)	—	—	0.3	0.3
Income taxes	—	—	—	—
Loss on discontinued operations	—	—	—	—

Net (loss)/income	$(1.8)	$3.1	$(3.5)	$(2.2)

Capital investments	$0.5	$0.1	$0.2	$0.8

	Segment Reporting Nine Months Ended September 25, 2010
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$20.2	$32.2	$—	$52.4
Product	—	10.2	—	10.2

Net revenue	20.2	42.4	—	62.6
Reimbursed expenses	0.4	2.3	—	2.7

Total revenue	20.6	44.7	—	65.3
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(2.2)	5.7	(6.3)	(2.8)
Stock-based compensation	2.5	1.1	0.9	4.5
Severance and related costs	—	—	0.9	0.9
Depreciation and amortization	—	—	3.1	3.1

Operating (loss)/income	(4.7)	4.6	(11.2)	(11.3)
Interest and other (expense)/income	—	—	(0.1)	(0.1)
Income taxes	—	—	(0.1)	(0.1)
Loss on discontinued operations	—	—	(0.1)	(0.1)

Net (loss)/income	$(4.7)	$4.6	$(11.5)	$(11.6)

Capital investments	$0.9	$1.5	$0.2	$2.6

	Segment Reporting Nine Months Ended September 26, 2009
(In millions)	Behavioral Analytics™ Service Business Unit	Integrated Contact Solutions Business Unit	Corporate	Total
Revenue
Services	$14.9	$44.9	$—	$59.8
Product	—	14.8	—	14.8

Net revenue	14.9	59.7	—	74.6
Reimbursed expenses	0.2	2.8	—	3.0

Total revenue	15.1	62.5	—	77.6
Segment operating (loss)/income before stock-based compensation, severance and related costs and depreciation and amortization	(3.2)	10.7	(6.3)	1.2
Stock-based compensation	2.6	1.2	0.9	4.7
Severance and related costs	—	—	1.0	1.0
Depreciation and amortization	—	—	3.4	3.4

Operating (loss)/income	(5.8)	9.5	(11.6)	(7.9)
Interest and other income/(expense)	—	—	0.1	0.1
Income taxes	—	—	—	—
Loss on discontinued operations	—	—	—	—

Net (loss)/income	$(5.8)	$9.5	$(11.5)	$(7.8)

Capital investments	$3.0	$0.4	$0.5	$3.9

Note Fifteen — Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at September 25, 2010 Using
(In millions)	Total carrying at Sept. 25, 2010	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$11.5	$11.5	$—	$—

	Fair Value Measurements at December 26, 2009 Using
(In millions)	Total carrying at Dec. 26, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$23.5	$23.5	$—	$—

During fiscal year 2009, the Company sold its equity securities in a publicly-traded company for $0.3 million. These marketable securities were classified as available for sale and were included in Other current assets on the Company’s balance sheet. Unrealized holding gains and losses were excluded from earnings and reported in other comprehensive income until realized.

Note Sixteen — Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of September 25, 2010 and December 26, 2009. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

Note Seventeen — Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, which provides new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances, and settlements relating to the Level 3 fair value classification. The Company’s financial assets and liabilities are typically measured using Level 1 inputs. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. In addition, the new guidance amends guidance on employers’ disclosures about post-retirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidance on Subsequent Events, ASU No. 2010-09, which removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance. The adoption of ASU No. 2010-09 had no material effect on our consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC 310). This guidance relates to the credit quality of financing receivables and the allowance for credit losses. This guidance will require additional disclosures about the credit quality of financing receivables in the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information, and credit quality indicators. The additional disclosures will be effective for periods ending on or after December 15, 2010. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

During 2010, the FASB issued several ASUs, ASU No. 2010-01 through ASU No. 2010-25, and during 2009, ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-13, 2009-14, 2010-06, 2010-09, 2010-17 and 2010-20 the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Note Eighteen — Litigation and Other Contingencies

From time to time, the Company has been subject to legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, there are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by us in the course of our engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular agreement. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 25, 2010.

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

Consulting services revenue included in the Behavioral Analytics™ Service Line primarily consists of fees charged to our clients to provide post-deployment follow-on consulting services, which generally consist of custom data analysis, the implementation of enhancements, and training. These follow-on consulting services are generally performed for our clients on a fixed-fee basis. Revenue is recognized as the services are performed with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

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

Managed services revenue included in the traditional CRM Service Line consists of fees generated from our remote application support. Contracts for remote application support can be based on a fixed-fee or time-and-materials basis. For fixed-fee support revenue is recognized ratably over the contract period. For time-and-material contracts revenue is recognized as the services are provided to the client.

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

If the Company’s estimates indicate that a contract loss will occur, then a loss provision is recorded in the period in which the loss first becomes probable and can reasonably be estimated.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2001 through 2010. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. There was no adjustment made to sublease efforts in the first nine months of 2010, compared to a favorable adjustment of $0.1 million in fiscal year 2009 .

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that are based on current management expectations, forecasts, and assumptions. These include, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook,” and similar expressions, references to plans, strategies, objectives, and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties, and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of Form 10-K for the year ended December 26, 2009, as well as the following:

•	Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;

•	Variances in sales of products in connection with client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk;

•	Management of growth and development and introduction of new service offerings, including those related to the Behavioral Analytics™ Service;

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

•	Reliance on major suppliers, including CRM software providers and other alliance partners, and maintenance of good relations with key business partners;

•	Continuing intense competition in the information-technology services industry generally and, in particular, among those focusing on the provision of CRM services and software;

•	The rapid pace of technological innovation in the information-technology services industry;

•	Protection of our technology, proprietary information, and other intellectual property rights from challenges by others;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	The outcome of strategic alternatives being evaluated with respect to our Integrated Contract Solutions Business Unit;

•	Risks associated with compliance with international, federal, and state privacy and security laws, and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to information technology or the information-technology service industry, including those relating to data privacy and security;

•	Changes by the FASB or the SEC of authoritative accounting principles generally accepted in the United States or policies or changes in the application or interpretation of those rules or regulations;

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

In recent years, the Company has invested to develop the following differentiated capabilities in our primary Business Units:

Behavioral Analytics™ Service Business Unit

Behavioral AnalyticsTM Service Line

eLoyalty pioneered this solution, which improves the reliability of call recording and applies human behavioral modeling to analyze and improve customer interactions, primarily in the contact center environment. Using the Behavioral Analytics™ Service, eLoyalty can help clients:

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

Business Outlook

In the fourth quarter of 2010, we expect our Managed services revenue to grow compared to the third quarter of 2010. This expectation is derived from the timing of revenue recognition from our existing Managed services backlog and anticipated contract renewals from existing clients, as well as anticipated revenue recognition from potential clients included in our sales pipeline. Overall, 2010 Managed services revenue is expected to be higher than in 2009.

Consulting services revenue is anticipated to be essentially flat in the fourth quarter of 2010 compared to the third quarter of 2010. This expectation is based on timing of revenue recognition from existing client projects and anticipated revenue recognition from Consulting services contracts expected to be signed in the fourth quarter of 2010. Overall, Consulting services revenue is expected to decline in 2010 compared to 2009.

Product revenues are highly variable and we currently expect these revenues will be lower in the fourth quarter of 2010 compared to the third quarter of 2010. This expectation is based on anticipated timing of revenue recognition from potential Product resale opportunities in our sales pipeline. Overall, 2010 Product revenue is expected to decline compared to 2009.

We continue to invest in the personnel required to sell and manage complex, long-term relationships in our primary Service Lines. In particular, we continue to make significant investments in the resources required to develop, deliver, and support our Behavioral Analytics™ Service. These investments may affect our profitability and cash resources in the fourth quarter of 2010 and in 2011, but we believe they are required to continue to build our Behavioral Analytics™ Service, to increase our Managed services backlog, and to maintain and strengthen our competitive advantage.

Management will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and profitability. We will also continue to evaluate strategic opportunities with respect to our Business Units. In June 2010, we retained a financial advisor to assist the Company in exploring alternatives with respect to the Integrated Contract Solutions Business Unit. We continue to pursue and evaluate opportunities that may result in the sale or other divestiture of the Business Unit.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $107.0 million as of September 25, 2010 and $87.7 million as of December 26, 2009. The increase in backlog is primarily due to the signing of several Integrated Contact Solutions support agreements and several Behavioral Analytics™ Service agreements in the first half of 2010. Of the September 25, 2010 backlog, 55% is related to our Behavioral Analytics™ Service Business Unit and 45% is related to our Integrated Contact Solutions Business Unit. The Company anticipates an increase in Managed services backlog in fiscal year 2010.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional, extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause provided the customer makes a substantial early termination payment or forfeits prepaid contract amounts. The reported backlog is expected to be recognized as follows: $13.7 million in 2010; $42.9 million in 2011; $29.7 million in 2012; and $20.7 million in 2013 and thereafter.

Third Quarter 2010 Compared with Third Quarter 2009

Net Revenue

	Third Quarter
	2010		2009
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$13.6	61%	$12.7	59%
Consulting services	4.5	20%	7.0	32%

Services revenue	18.1	81%	19.7	91%
Product	4.2	19%	2.0	9%

Net revenue	22.3	100%	21.7	100%
Reimbursed expenses	1.0		1.0

Total revenue	$23.3		$22.7

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue increased 3% to $22.3 million in the third quarter of 2010, an increase of $0.6 million from $21.7 million in the third quarter of 2009.

Revenue from Managed services was $13.6 million in the third quarter of 2010, an increase of $0.9 million, or 7%, from $12.7 million in the third quarter of 2009. The increase in revenue from Managed services resulted from substantially higher Behavioral Analytics™ Service revenue, reflecting the transition of deployments to the subscription phase, partially offset by a decrease in revenue from our Integrated Contact Solutions Service Line. This decrease was driven by the cancellation of several existing support agreements during the last half of 2009, partially offset by additional agreements signed with new and existing clients during the last half of 2009 and the first nine months of 2010.

Revenue from Consulting services decreased by $2.5 million in the third quarter of 2010 to $4.5 million, from $7.0 million in the third quarter of 2009, a decrease of 36%. The decrease in revenue was mainly due to the decline in our traditional CRM Service Line, driven by reduced spending by our largest clients that utilize these services, and a decline in revenue from our Integrated Contact Solutions Service Line, driven by the completion of several large projects that were in progress in the third quarter of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these engagements. Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $169 in the third quarter of 2010, from $164 in the third quarter of 2009. This increase was the result of the higher mix of Integrated Contact Solutions Service Line projects, which have higher average billing rates than our traditional CRM Service Line. Headcount associated with our Consulting services decreased in the third quarter of 2010 compared to the third quarter of 2009 because of staff reductions associated with the decline in our traditional CRM Service Line and our Integrated Contact Solutions Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, increased to 71% for the third quarter of 2010 from 67% for the third quarter of 2009.

Revenue from the sale of Product was $4.2 million in the third quarter of 2010, an increase of $2.2 million from $2.0 million in the third quarter of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for its engagements. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top five clients accounted for 35% of total revenue in the third quarter of 2010, compared to 36% in the third quarter of 2009. The top 10 clients accounted for 55% of total revenue in the third quarter of 2010, compared to 57% in the third quarter of 2009. The top 20 clients accounted for 75% of total revenue in the third quarter of 2010, compared to 76% of total revenue in the third quarter of 2009. In the third quarter of 2010 and in the third quarter of 2009, there were no clients that accounted for 10% or more of total revenue. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the third quarter of 2010 was $10.6 million, or 59% of Services revenue, compared to $13.0 million, or 66% of Services revenue, in the third quarter of 2009. The decrease in cost was largely due to reduced Integrated Contact Solutions subcontractor and compensation cost, driven by reduced revenue levels in the Integrated Contact Solutions Business Unit. The Cost of services percentage decreased primarily due to the impact of the cost reductions discussed above, higher utilization, and the higher average billing rate.

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

Cost of product in the third quarter of 2010 was $3.6 million, or 86% of Product revenue, compared to $1.4 million, or 68% of Product revenue in the third quarter of 2009. The cost increase corresponds to the increase in Product revenue. The percentage increase was primarily due to the mix of vendor-specific products sold in the third quarter of 2010 compared to the mix of vendor-specific products sold in the third quarter of 2009.

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

Selling, general and administrative expenses increased $1.4 million to $9.7 million in the third quarter of 2010, from $8.3 million in the third quarter of 2009. This increase is primarily due to increased personnel costs to support our Behavioral Analytics™ Service Business Unit.

Severance and Related Costs

In 2010 and 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to cost reduction actions taken in the third quarter of 2010 are anticipated to be $0.9 million annually. The cost reduction actions taken in fiscal year 2009 resulted in annual cash savings of $4.5 million. All severance and related costs associated with cost reduction activities are expected to be paid out by the end of the fourth quarter of 2010, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs was $0.1 million in the third quarter of 2010 compared to $0.3 million in the third quarter of 2009. The $0.1 million of expense recorded in the third quarter of 2010 primarily related to restructuring actions taken in the third quarter of 2010 for the elimination of eight positions. In the third quarter of 2009, the Company recorded $0.3 million of expense primarily related to the elimination of seven positions.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 9%, to $1.0 million in the third quarter of 2010 compared to $1.1 million in the third quarter of 2009. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $2.7 million for the third quarter of 2010, compared to an operating loss of $2.5 million for the third quarter of 2009.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income decreased by $0.3 million, to less than $0.1 million of expense in the third quarter of 2010 from $0.3 million of income in the third quarter of 2009. In the third quarter of 2010, the less than $0.1 million of expense was primarily related to interest expense for our capital lease obligations. In the third quarter of 2009, the $0.3 million of income was primarily related to the gain from the sale of equity securities in a publicly-traded company.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the third quarter of 2010 and the income tax benefit was less than $0.1 million in the third quarter 2009, respectively. As of September 25, 2010, total deferred tax assets of $62.5 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Discontinued Operations

There was no loss on discontinued operations for the third quarter of 2010 or in the third quarter of 2009.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $3.1 million in the third quarter of 2010 compared to a net loss available to common stockholders of $2.5 million in the third quarter of 2009. These losses include accrued dividends to preferred stockholders of $0.3 million in the third quarter of both 2010 and 2009. The net loss was $0.22 per share on a basic and diluted basis in the third quarter of 2010, compared to a net loss of $0.19 per share on a basic and diluted basis in the third quarter of 2009.

First Nine Months of 2010 Compared with First Nine Months of 2009

Net Revenue

	Nine Months Ended
	September 25, 2010		September 26, 2009
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$39.4	63%	$35.4	47%
Consulting services	13.0	21%	24.4	33%

Services revenue	52.4	84%	59.8	80%
Product	10.2	16%	14.8	20%

Net revenue	62.6	100%	74.6	100%
Reimbursed expenses	2.7		3.0

Total revenue	$65.3		$77.6

Net revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our net revenue decreased 16% to $62.6 million in the first nine months of 2010, a decrease of $12.0 million from $74.6 million in the first nine months of 2009.

Revenue from Managed services was $39.4 million in the first nine months of 2010, an increase of $4.0 million, or 11%, from $35.4 million in the first nine months of 2009. The increase in revenue from Managed services resulted from substantially higher Behavioral Analytics™ Service revenue, reflecting the transition of deployments to the subscription phase, partially offset by a decrease in revenue from our Integrated Contact Solutions Service Line. This decrease was driven by the cancellation of several existing support agreements during 2009, partially offset by additional agreements signed with new and existing clients during 2009 and the first nine months of 2010.

Revenue from Consulting services decreased by $11.4 million in the first nine months of 2010 to $13.0 million, from $24.4 million in the first nine months of 2009, a decrease of 47%. The decrease in revenue was mainly due to the decline in our traditional CRM Service Line, driven by reduced spending by our largest clients that utilize these services, and a decline in revenue from our Integrated Contact Solutions Service Line, driven by the completion of several large projects that were in progress in the first nine months of 2009. Spending by our clients that utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these engagements. Revenue from Consulting services is a product of billable hours and our average billable rate. Billable hours are largely a function of our billable headcount and utilization rates. eLoyalty’s average billable rate increased to $170 in the first nine months of 2010, from $164 in the first nine months of 2009. This increase was the result of a higher mix of Integrated Contact Solutions Service Line projects, which have higher average billing rates than our traditional CRM Service Line. Headcount associated with our Consulting services decreased in the first nine months of 2010 compared to the first nine months of 2009 because of staff reductions associated with the decline in our traditional CRM Service Line and our Integrated Contact Solutions Service Line. Utilization of billable consultants, defined as billed time as a percentage of total available time, decreased to 65% for the first nine months of 2010 from 70% for the first nine months of 2009. This decline was due to significantly lower utilization in the first quarter of 2010 due to delays in starting several new projects.

Revenue from the sale of Product was $10.2 million in the first nine months of 2010, a decrease of $4.6 million from $14.8 million in the first nine months of 2009. This decrease is due to the impact of signing two large contracts in the first quarter of 2009. There are significant variances in size among individual engagements within this Service Line, and the Company is not always selected as the Product supplier for its engagements. We resell Product to our clients to provide a complete solution when requested, but we do not focus our sales effort on driving Product revenue. As a result, annual and quarterly Product revenue may fluctuate significantly.

The Company’s top five clients accounted for 30% of total revenue in the first nine months of 2010, compared to 44% in the first nine months of 2009. The top 10 clients accounted for 45% of total revenue in the first nine months of 2010, compared to 60% in the first nine months of 2009. The top 20 clients accounted for 67% of total revenue in the first nine months of 2010, compared to 78% of total revenue in the first nine months of 2009. In the first nine months of 2010, there were no clients that accounted for 10% or more of total revenue. One client, Sears Holdings Management Corporation, accounted for 17% of total revenue in the first nine months of 2009. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of services in the first nine months of 2010 was $32.3 million, or 62% of Services revenue, compared to $39.6 million, or 66% of Services revenue, in the first nine months of 2009. The decrease in cost was largely due to reduced Integrated Contact Solutions subcontractor, compensation, and travel cost driven by reduced revenue levels in the Integrated Contact Solutions Business Unit, partially offset by decreased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs. The Cost of services percentage decreased primarily due to the impact of the cost reductions discussed above, and the higher average billing rate, which were partially offset by reduced utilization due to lower Consulting services revenue.

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

Cost of product in the first nine months of 2010 was $8.5 million, or 83% of Product revenue, compared to $12.5 million, or 84% of Product revenue in the first nine months of 2009. The cost decrease corresponds to the decrease in Product revenue. The percentage decrease was primarily due to the mix of vendor-specific products sold in the first nine months of 2010.

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

Selling, general and administrative expenses increased $3.1 million to $29.1 million in the first nine months of 2010 from $26.0 million in the first nine months of 2009. This increase is primarily due to increased personnel costs to support our Behavioral Analytics™ Service Business Unit.

Severance and Related Costs

In 2010 and 2009, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to cost reduction actions taken in the first nine months of 2010 are anticipated to be $6.4 million annually. The cost reduction actions taken in fiscal year 2009 resulted in annual cash savings of $4.5 million. All severance and related costs associated with cost reduction activities are to be paid out by the end of the fourth quarter of 2010, pursuant to agreements entered into with affected employees. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs was $0.9 million in the first nine months of 2010 and $1.0 million in the first nine months of 2009, respectively. The $0.9 million of expense recorded in the first nine months of 2010 primarily related to restructuring actions taken in 2010 for the elimination of fifty-five positions. In the first nine months of 2009, the Company recorded $1.0 million of expense primarily related to the elimination of twenty-six positions and an adjustment to sublease recoveries.

Depreciation and Amortization

Depreciation and amortization decreased $0.3 million, or 9%, to $3.1 million in the first nine months of 2010 compared to $3.4 million in the first nine months of 2009. The decrease in depreciation and amortization is primarily related to Marketing Managed Services customer contracts becoming fully amortized in 2009.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $11.3 million for the first nine months of 2010, compared to an operating loss of $7.9 million for the first nine months of 2009.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income decreased by $0.2 million, to $0.1 million of expense in the first nine months of 2010 from $0.1 million of income in the first nine months of 2009. In the first nine months of 2010, the $0.1 million of expense was primarily related to interest expense for our capital lease obligations. In the first nine months of 2009, the $0.1 million of income was primarily due to a gain on the sale of equity securities in a publicly-traded company for $0.3 million partially offset by $0.2 million of interest expense for our capital lease obligations and lower average yields on our investments.

Income Tax (Provision) Benefit

The income tax provision was $0.1 million in the first nine months of 2010 and less than $0.1 million in the first nine months 2009, respectively. As of September 25, 2010, total deferred tax assets of $62.5 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss on Discontinued Operations

The loss on discontinued operations was $0.1 million for the first nine months of 2010, which was related to the sale of a subsidiary in Switzerland. There was no loss on discontinued operations for the first nine months of 2009.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $12.5 million in the first nine months of 2010 compared to a net loss available to common stockholders of $8.8 million in the first nine months of 2009. These losses include accrued dividends to preferred stockholders of $1.0 million in the first nine months of both 2010 and 2009. The net loss was $0.92 per share on a basic and diluted basis in the first nine months of 2010, compared to a net loss of $0.66 per share on a basic and diluted basis in the first nine months of 2009.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements, and other revenue generation and growth investments. As of September 25, 2010, our principal capital resources consisted of (1) our cash and cash equivalents balance of $14.0 million, which includes $1.4 million in foreign bank accounts, (2) restricted cash of $3.7 million, and (3) the remaining $1.3 million under the Bank Facility as defined below.

Our cash and cash equivalents position decreased $15.0 million, or 52%, as of September 25, 2010, from $29.0 million as of December 26, 2009. The decrease in cash in the first nine months of 2010 was primarily the result of the net loss before depreciation, amortization and stock-based compensation, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments. Restricted cash remained constant at $3.7 million for the first nine months of both 2010 and 2009 and was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

The Company used $9.2 million of cash during the first nine months of 2010 and generated $7.2 million of cash in operating activities during the first nine months of 2009. During the first nine months of 2010, cash outflows of $9.2 million from operating activities consisted primarily of the net loss before depreciation, amortization, and stock-based compensation, and an increase in prepaid costs of $7.8 million, which primarily consist of costs associated with unearned revenue, partially offset by unearned revenue of $4.7 million as a result of customer prepayments.

During the first nine months of 2009, cash flows consisted primarily of higher unearned revenue of $17.7 million, partially offset by higher prepaid costs associated with unearned revenue of $5.2 million, higher Days Sales Outstanding (“DSO”) of $2.4 million, and increased prepaid compensation of $1.4 million.

DSO was 39 days at September 25, 2010 compared to 35 days at December 26, 2009, an increase of four days. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections. As of September 25, 2010, there remained $0.3 million of unpaid severance and related costs. See Note Five “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $2.4 million and $2.7 million of cash in investing activities during the first nine months of 2010 and 2009, respectively. Capital expenditures of $2.4 million and $2.7 million were primarily used to purchase computer hardware and software during the first nine months of both 2010 and 2009, respectively. We currently expect our capital investments to be between $4.0 million and $5.0 million for fiscal year 2010 and plan on funding less than 40% of these purchases with capital leases.

Cash Flows from Financing Activities

The Company used $3.4 million and $2.3 million of cash in financing activities during the first nine months of 2010 and 2009, respectively. Net cash outflows of $3.4 million during the first nine months of 2010 were primarily attributable to $1.3 million for cash dividend payments on Series B Stock, $1.2 million of principal payments under our capital lease obligations, and $1.0 million of cash used to acquire treasury stock. Net cash outflows of $2.3 million during the first nine months of 2009 were primarily attributable to $1.0 million of principal payments under our capital lease obligations, $0.7 million of cash used to acquire treasury stock, and $0.6 million for cash dividend payments on Series B Stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

During the second quarter of 2010, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock, which was paid on July 1, 2010. The dividend payment for the period July 1, 2008 through December 31, 2008, payable on January 1, 2009, was suspended to conserve cash given the then-current macroeconomic uncertainties (the amount of the semiannual dividend due at that time was $0.6 million) and remains unpaid. Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company expects to continue to acquire treasury stock between $0.2 million and $0.4 million during the fourth quarter of 2010 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $14.0 million as of September 25, 2010. In addition, our restricted cash of $3.7 million with Bank of America (the “Bank”) at September 25, 2010 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

We anticipate that our current unrestricted cash resources, together with operating revenue and capital lease financing, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the suspension or cancellation of a large project, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Bank Facility

The Company is a party to a loan agreement with the Bank. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of September 25, 2010. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $3.7 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $1.3 million remains available under the Facility at September 25, 2010. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first nine months of 2010 or 2009.

Accounts Receivable Customer Concentration

As of September 25, 2010, two clients, J. Crew Group, Inc., and Sears Holdings Management Corporation, accounted for 20% and 12% of total gross accounts receivable, respectively. Of that amount, we have collected 70% from J. Crew Group, Inc., and 64% from Sears Holdings Management Corporation through November 2, 2010, respectively. Of the total September 25, 2010 gross accounts receivable, we have collected 49% as of November 2, 2010. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of September 25, 2010 and December 26, 2009 were $1.6 million and $2.7 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. In 2009 and prior years, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. In 2010, newly executed leases do not require an irrevocable letter of credit. We expect capital lease obligations to increase between $1.5 million to $2.0 million for fiscal year 2010 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of September 25, 2010. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.7	$3.4	$0.3	$—	$—
Operating leases	2.0	0.9	0.7	0.4	—
Capital leases	1.9	1.3	0.6	—	—
Severance and related costs	0.4	0.1	0.2	0.1	—
Purchase obligations	6.6	6.6	—	—	—

Total	$14.6	$12.3	$1.8	$0.5	$—

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of the Form 10-K for the year ended December 26, 2009, no net contractual obligations exist as of September 25, 2010.

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of September 25, 2010 and December 26, 2009.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2010 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of September 25, 2010 and December 26, 2009.

Purchase Obligations

Purchase obligations include $4.9 million of commitments reflected as liabilities on our balance sheet as of September 25, 2010, as well as $1.7 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $6.1 million as of December 26, 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, which provides new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances, and settlements relating to the Level 3 fair value classification. The Company’s financial assets and liabilities are typically measured using Level 1 inputs. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. In addition, the new guidance amends guidance on employers’ disclosures about post-retirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidance on Subsequent Events, ASU No. 2010-09, which removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance. The adoption of ASU No. 2010-09 had no material effect on our consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC 310). This guidance relates to the credit quality of financing receivables and the allowance for credit losses. This guidance will require additional disclosures about the credit quality of financing receivables in the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The additional disclosures will be effective for periods ending on or after December 15, 2010. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

During 2010, the FASB issued several ASUs, ASU No. 2010-01 through ASU No. 2010-25, and during 2009, ASU No. 2009-02 through ASU No. 2009-17. Except for ASUs No. 2009-13, 2009-14, 2010-06, 2010-09, 2010-17 and 2010-20 the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries and therefore have minimal, if any, impact on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We provide solutions to clients in a number of countries, including the United States, Australia, Canada, Germany, Ireland, and the United Kingdom. For the quarters ended September 25, 2010 and September 26, 2009, 4% and 7%, respectively, of our net revenue was denominated in foreign currencies. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to affect materially, eLoyalty’s internal control over financial reporting.

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the third quarter of 2010. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 27, 2010 – July 25, 2010	—	$—
July 26, 2010 – August 25, 2010	—	$—
August 26, 2010 – September 25, 2010	34,610	$6.10

Total	34,610	$6.10

Item 6.	Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2010.

eLOYALTY CORPORATION

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)