Form 10-Q
period 2011-04-02
ELOYALTY CORP
filed 2011-05-12
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                   Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2011 was 15,619,175.

Part I. Financial Information

Item 1.	Financial Statements

eLoyalty Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	April 2, 2011	January 1, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$17,941	$20,872
Restricted cash	2,460	2,460
Receivables (net of allowances of $9 and $10)	1,781	2,041
Prepaid expenses	4,536	4,303
Other current assets	307	296
Current assets held for sale	25,334	26,946

Total current assets	52,359	56,918
Equipment and leasehold improvements, net	4,465	4,397
Goodwill	972	972
Intangibles, net	319	323
Other long-term assets	4,859	3,582

Total assets	$62,974	$66,192

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable	$1,852	$372
Accrued compensation and related costs	1,842	2,048
Unearned revenue	9,801	7,884
Other current liabilities	4,839	4,262
Current liabilities held for sale	28,172	31,433

Total current liabilities	46,506	45,999
Long-term unearned revenue	4,740	4,686
Other long-term liabilities	1,612	1,561

Total liabilities	52,858	52,246

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,549,078 and 3,549,078 shares issued and outstanding at April 2, 2011 and January 1, 2011, respectively, with a liquidation preference of $19,684 and $19,367 at April 2, 2011 and January 1, 2011, respectively	18,100	18,100
Stockholders’ Deficit:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,520,330 and 15,642,822 shares issued at April 2, 2011, and at January 1, 2011, respectively; and 15,619,175 and 14,786,005 outstanding at April 2, 2011 and January 1, 2011, respectively	165	156
Additional paid-in capital	209,179	207,985
Accumulated deficit	(208,778)	(204,139)
Treasury stock, at cost, 901,155 and 856,817 shares at April 2, 2011 and January 1, 2011, respectively	(4,770)	(4,468)
Accumulated other comprehensive loss	(3,780)	(3,688)

Total stockholders’ deficit	(7,984)	(4,154)

Total liabilities and stockholders’ deficit	$62,974	$66,192

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended
	April 2, 2011	March 27, 2010
Revenue:
Services revenue	$6,547	$7,997
Reimbursed expenses	77	199

Total revenue	6,624	8,196

Operating expenses:
Cost of services	3,104	4,372
Reimbursed expenses	77	199

Total cost of revenue, exclusive of depreciation and amortization shown below:	3,181	4,571
Sales, marketing and development	5,358	5,123
General and administrative	2,263	2,154
Severance and related costs	4	70
Depreciation and amortization	775	980

Total operating expenses	11,581	12,898

Operating loss	(4,957)	(4,702)
Interest and other income, net	131	109

Loss from continuing operations before income taxes	(4,826)	(4,593)
Income tax benefit (provision)	65	(21)

Loss from continuing operations	(4,761)	(4,614)
Income (loss) on discontinued operations, net of tax of $91	122	(452)

Net loss	(4,639)	(5,066)
Dividends related to Series B Stock	(317)	(323)

Net loss available to common stockholders	$(4,956)	$(5,389)

Per common share:
Basic loss from continuing operations	$(0.34)	$(0.34)

Basic income (loss) from discontinued operations	$0.01	$(0.03)

Basic net loss available to common stockholders	$(0.36)	$(0.40)

Per common share:
Diluted loss from continuing operations	$(0.34)	$(0.34)

Diluted income (loss) from discontinued operations	$0.01	$(0.03)

Diluted net loss available to common stockholders	$(0.36)	$(0.40)

Shares used to calculate basic net loss per share	13,953	13,458

Shares used to calculate diluted net loss per share	13,953	13,458

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of services	$7	$28
Sales, marketing and development	1,100	774
General and administrative	322	293
Discontinued operations	77	464

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	April 2, 2011	March 27, 2010
Cash Flows from Operating Activities:
Net loss	$(4,639)	$(5,066)
Less: net income (loss) from discontinued operations	122	(452)

Net loss from continuing operations	(4,761)	(4,614)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	776	980
Stock-based compensation	1,429	1,095
Reversal for uncollectible amounts	(1)	(2)
Severance and related costs	6	5
Other	(91)	—
Changes in assets and liabilities:
Receivables	266	1,458
Prepaid expenses	(1,533)	476
Other assets	(17)	7
Accounts payable	881	294
Accrued compensation and related costs	(160)	(465)
Unearned revenue	1,970	(715)
Other liabilities	(105)	(56)

Total adjustments	3,421	3,077

Net cash used in continuing operations	(1,340)	(1,537)
Net cash (used in) provided by discontinued operations	(378)	1,355

Net cash used in operating activities	(1,718)	(182)

Cash Flows from Investing Activities:
Capital expenditures and other	(206)	(76)

Net cash used in continuing investing activities	(206)	(76)
Net cash used in discontinued investing activities	(158)	(636)

Net cash used in investing activities	(364)	(712)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(444)	(372)
Payment of Series B Stock dividends	—	(646)
Acquisition of treasury stock	(302)	(464)
Proceeds from stock compensation and employee stock purchase plans, net	34	34

Net cash used in continuing financing activities	(712)	(1,448)
Net cash used in discontinued financing activities	(29)	(27)

Net cash used in financing activities	(741)	(1,475)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(86)	(108)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	(22)	6

Effect of exchange rate changes on cash and cash equivalents	(108)	(102)

Decrease in cash and cash equivalents	(2,931)	(2,471)
Cash and cash equivalents, beginning of period	20,872	28,982

Cash and cash equivalents of continuing operations, end of period	$17,941	$26,511

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$639	$108
Capital equipment purchased on credit	639	108
Supplemental Disclosures of Cash Flow Information:
Interest paid	$39	$48

See accompanying notes to the Condensed Consolidated Financial Statements.

eLoyalty Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eLoyalty Corporation (“we,” “eLoyalty,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of April 2, 2011 and January 1, 2011, the condensed consolidated results of our operations for the three months ended April 2, 2011 and March 27, 2010, and our condensed consolidated cash flows for the three months ended April 2, 2011 and March 27, 2010, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X.

The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note Two — Summary of Significant Accounting Policies

Discontinued Operations

For the reasons described below in Note Three the Company has classified its Integrated Contact Solutions Business Unit (the “ICS Business Unit”) as discontinued operations. The Company has reclassified the condensed consolidated financial position as of April 2, 2011 and January 1, 2011, the condensed consolidated results of our operations for the three months ended April 2, 2011 and March 27, 2010, and the condensed consolidated cash flows as appropriate for discontinued operations.

There have been no other policy changes with respect to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note Three — Discontinued Operations

On March 17, 2011, the Company entered into an acquisition agreement with TeleTech Holdings, Inc., a Delaware corporation, and Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc. (collectively, “TeleTech”), pursuant to which TeleTech agreed to purchase substantially all of the assets, and assume certain of the liabilities, related to the ICS Business Unit and the Company’s “eLoyalty” registered trademark / trade name. As a result, the Company has classified the ICS Business Unit as discontinued operations and the associated results of operations, financial position, and cash flows have been separately recorded as appropriate. The Company expects this transaction to close during the second quarter of 2011, subject to various conditions, including approval by our stockholders, the receipt of required third-party consents and approvals, and other closing conditions customary for transactions of this type.

The following table summarizes the components included within the income (loss) on discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended
(In millions)	April 2, 2011	March 27, 2010
Net sales	$13.7	$11.8
Total expenses	13.6	12.3

Income (loss) from discontinued operations	$0.1	$(0.5)

The following table summarizes the components included within assets and liabilities of discontinued operations within the Company’s Condensed Consolidated Balance Sheet for the period indicated:

(In millions)	April 2, 2011
Receivables (net of allowances of $0.1)	$5.6
Prepaid expenses	9.4
Other current assets	1.4
Equipment and leasehold improvements, net	1.4
Intangibles, net	1.8
Other assets	5.7

Total current assets held for sale	$25.3

Accounts payable	$2.1
Accrued compensation and related costs	1.2
Unearned revenue	14.7
Other current liabilities	0.7
Other liabilities	9.5

Total current liabilities held for sale	$28.2

If the sale of the ICS Business Unit closes as planned, such sale will constitute a “liquidation” under the terms of the certificate of designations governing the Company’s outstanding Series B convertible preferred stock (the “Series B Stock”). As a result, the holders of Series B Stock will be entitled to receive a liquidation preference of approximately $19.7 million before any dividends or distributions could be made to the holders of Common Stock. See Note Seventeen “Litigation and Other Contingencies”.

Note Four — Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis. The adoption of this guidance will not have a material effect on financial statements of future periods because in the past, the Company was able to establish VSOE for its offerings within the ICS Business Unit other than software and was able to allocate revenue to the various elements for revenue recognition without the use of the residual method.

The adoption of this guidance will not impact our revenue recognition in the Behavioral Analytics™ Service business unit. The implementation services sold with our hosting service are not separated into multiple accounting units because there is not stand alone fair value for these implementation services. We recognize these implementation services over the anticipated term of the hosting services, currently the contract term. Within the Integrated Contact Solutions Service Line, consulting services, managed services, and the resale of product may be sold together. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

Historically, the Company has utilized VSOE to allocate revenue to various elements in an arrangement. We determine VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For our managed services, we establish VSOE through the stated renewal approach. In the past, we have been able to establish VSOE for our product and service offerings except for software. If we are not able to establish VSOE for an offering, we attempt to establish fair value by utilizing TPE. TPE is established by obtaining evidence from comparable offerings from a peer company. If the Company is unable to establish fair value using VSOE or TPE, the Company uses ESP in its allocation of revenue. To determine ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. These factors include internal costs, gross margin objectives, and existing portfolio pricing and discounting. We currently have no offerings where TPE or ESP is used to establish fair value.

Some of our sales arrangements have multiple deliverables containing software and related software components. Such sale arrangements are subject to the accounting guidance in ASC 985-605, Software Revenue Recognition.

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

Integrated Contact Solutions Business Unit (Discontinued Operations)

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

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring, or integrating of an Internet Protocol network solution within the Company’s clients’ contact center environments. These services are provided to the client on a time-and-materials or fixed-fee basis. For the integration of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract. For all other consulting services, the Company recognizes revenue as the services are performed for the client.

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale when it is delivered to the client.

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

Note Five — Stock-Based Compensation

Stock-based compensation expense was $1.4 million and $1.1 million for the three months ended April 2, 2011 and March 27, 2010, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of April 2, 2011, there were a total of 1,035,449 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the three months ended April 2, 2011:

	Shares	Weighted Average Price
Nonvested balance at January 1, 2011	903,040	$6.12

Granted	874,455	$6.90
Vested	(132,305)	$7.55
Forfeited	(34,877)	$6.19

Nonvested balance at April 2, 2011	1,610,313	$6.42

	For the Three Months Ended
(In millions)	April 2, 2011	March 27, 2010
Total fair value of restricted and installment stock awards vested	$0.9	$1.4

As of April 2, 2011, there remained $8.5 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.7 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.2 million for the three months ended April 2, 2011 and $0.3 million for the three months ended March 27, 2010.

Option activity was as follows for the three months ended April 2, 2011:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,252,392	$12.37

Granted	—	$—
Exercised	—	$—
Forfeited	(17,555)	$18.32

Outstanding as of April 2, 2011	1,234,837	$12.29

Exercisable as of April 2, 2011	995,632	$13.72

Outstanding intrinsic value at April 2, 2011 (in millions)	$1.7

Exercisable intrinsic value at April 2, 2011 (in millions)	$1.2

	For the Three Months Ended
(In millions)	April 2, 2011	March 27, 2010
Total fair value of stock options vested	$0.2	$0.3
Intrinsic value of stock options exercised	$—	$—
Proceeds received from option exercises	$—	$—

As of April 2, 2011, there remains $0.8 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.3 years.

There were no options granted during the three months ended April 2, 2011 and March 27, 2010. Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

The Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Eligible employees are permitted to purchase shares of Common Stock at below-market prices. Under this Plan, the purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 5,928 shares and 5,831 shares were issued during the three months ended April 2, 2011 and March 27, 2010, respectively. We recorded $9 thousand and $4 thousand of expense for this plan for the three months ended April 2, 2011 and March 27, 2010, respectively.

Other Stock Compensation of Discontinued Operations

ICS Performance Unit Awards

On November 3, 2009, the Compensation Committee approved the grant of 65,000 performance unit awards to certain employees of the ICS Business Unit and on May 5, 2010, the grant of an additional 22,000 performance unit awards was approved. The performance period for the awards began on October 1, 2009 and ends on December 29, 2012. On the last day of the performance period, the performance units granted will become fully vested. Certain events, such as the sale of the ICS Business Unit, accelerate the vesting of the performance units. The amount earned, if any, for each vested performance unit will vary based on (1) the ultimate value of the ICS Business Unit relative to the baseline value and (2) the number of participants receiving performance units (because a fraction of the total increase in ICS Business Unit value will fund an incentive pool that is divided among all participants based on the relative number of the performance units held by each participant at the end of the performance period). If the sale of the ICS Business Unit closes as proposed, the Company estimates that the amount of the incentive pool under this program would be approximately $0.4 million due to the calculation of the value of the ICS Business Unit under the terms of the program relative to a baseline value. The actual amount of the incentive pool will be determined by the Compensation Committee, under the terms of the program, following completion of the sale. Any distribution approved by the Compensation Committee will be settled in shares of eLoyalty Common Stock, with the number of shares being determined by dividing the ultimate value of the incentive pool, if any, by the 10-day average share price of eLoyalty Common Stock as of the distribution date.

As of April 2, 2011, there is not any unrecognized compensation expense related to the performance units. For the three months ended April 2, 2011, the Company reduced expense for this program by $43 thousand due to a change in estimated divestiture costs. There are an estimated 53,417 shares of eLoyalty Common Stock potentially issuable under this program as of April 2, 2011.

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For the three months ended April 2, 2011, the Company recorded $4 thousand of expense related to severance and related costs of continuing operations for the adjustment of estimated severance and facility operating expense. For the three months ended March 27, 2010, the Company recorded $0.1 million of expense related to severance and related costs of continuing operations for the elimination of 11 positions.

For the three months ended April 2, 2011, the Company made cash payments of $43 thousand related to cost-reduction actions for continuing operations. For the three months ended March 27, 2010, the Company made cash payments of $0.2 million related to cost-reduction actions for continuing operations. The cash payments in the first three months of 2011 and 2010 were primarily related to severance and related costs, office space reductions, and office closures.

The severance and related costs and their utilization for the three months ended April 2, 2011 and March 27, 2010 were as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	—	—
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	—	—	—
Payments	—	(0.1)	(0.1)

Balance, April 2, 2011	$—	$0.2	$0.2

As of April 2, 2011, the $0.2 million that remained reserved for continuing operations relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.2 million balance is apportioned among “Other current liabilities” and “Other long-term liabilities.”

(In millions)	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$0.3	$0.3

Charges	0.1	—	0.1
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.1	—	0.1
Payments	(0.1)	—	(0.1)

Balance, March 27, 2010	$—	$0.3	$0.3

As of March 27, 2010, the $0.3 million that remained reserved for continuing operations relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.3 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

Discontinued Operations

For the three months ended April 2, 2011, the Company recorded $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions. For the three months ended March 27, 2010, the Company recorded $0.3 million of expense related to severance and related costs of discontinued operations for the elimination of 20 positions.

For the three months ended April 2, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for discontinued operations. For the three months ended March 27, 2010, the Company made cash payments of $0.3 million related to cost-reduction actions for discontinued operations. The cash payments in the first three months of 2011 and 2010 were related to severance and related costs.

The severance and related costs and their utilization for the three months ended April 2, 2011 and March 27, 2010 were as follows:

(In millions)	Employee Severance
Balance, January 1, 2011	$—

Charges	0.2
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.2
Payments	(0.1)

Balance, April 2, 2011	$0.1

As of April 2, 2011, the $0.1 million that remained reserved for discontinued operations relates to severance and related costs. The $0.1 million balance was recorded in “Accrued compensation and related costs.”

(In millions)	Employee Severance
Balance, December 26, 2009	$—

Charges	0.3
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.3
Payments	(0.3)

Balance, March 27, 2010	$—

As of March 27, 2010, all severance and related costs for discontinued operations had been paid.

Note Seven — Current Prepaid Expenses

Current prepaid expenses were $4.5 million and $4.3 million as of April 2, 2011 and January 1, 2011, respectively. Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to the Behavioral Analytics™ Service. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	April 2, 2011	January 1, 2011
Behavioral Analytics™ Service deferred costs	$1.8	$1.8
Prepaid commissions	1.7	1.2
Other	1.0	1.3

Total	$4.5	$4.3

Note Eight — Intangible Assets, net

Net intangible assets were $0.3 million as of April 2, 2011 and $0.3 million as of January 1, 2011. Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months ended April 2, 2011 was less than $0.1 million and will be $0.1 million annually thereafter.

	As of
(In millions)	April 2, 2011	January 1, 2011
Gross intangible assets	$2.8	$2.7
Accumulated amortization of intangible assets	(2.5)	(2.4)

Total	$0.3	$0.3

Note Nine — Other Long-Term Assets

Other long-term assets were $4.9 million as of April 2, 2011 and $3.6 million as of January 1, 2011. Other long-term assets primarily consist of deferred costs and prepaid commissions related to the Behavioral Analytics™ Service. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	April 2, 2011	January 1, 2011
Behavioral Analytics™ Service deferred costs	$2.4	$2.1
Prepaid commissions	2.2	1.2
Other	0.3	0.3

Total	$4.9	$3.6

Note Ten — Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

	For the Three Months Ended
(In millions)	April 2, 2011	March 27, 2010
Net loss	$(4.7)	$(5.1)
Other comprehensive loss:
Effect of currency translation	(0.1)	(0.1)

Comprehensive net loss	$(4.8)	$(5.2)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.8 million and $3.7 million as of April 2, 2011 and January 1, 2011, respectively.

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	April 2, 2011	March 27, 2010
Net loss	$(4.7)	$(5.1)
Series B Stock dividends(1)	(0.3)	(0.3)

Net loss available to common stockholders	$(5.0)	$(5.4)

Per common share
Basic net loss before Series B Stock dividends	$(0.34)	$(0.38)

Basic net loss available to common stockholders	$(0.36)	$(0.40)

(In thousands)
Weighted average common shares outstanding	13,953	13,458

Currently antidilutive common stock equivalents(2)	4,408	4,001

(1)	The dividend payment for the period July 1, 2010 through December 31, 2010, payable on January 3, 2011, was suspended to conserve cash. During the fourth quarter of 2009, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock, which was paid on January 4, 2010.
(2)	In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Twelve — Leases

Capital Leases

The Company acquired $0.6 million and $0.1 million of computer equipment using capital leases in the first three months of 2011 and 2010, respectively. These assets were related primarily to investments in our Behavioral Analytics™ Service Line. Beginning in 2010, executed leases do not require an irrevocable letter of credit. Prior to 2010, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. There was $0.2 million and $0.4 million of depreciation on capital leases in the first quarter of 2011 and 2010, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We expect capital lease investments to increase between $3.5 million to $4.5 million for fiscal year 2011.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 2, 2011:

(In millions)	Continuing Operations
Year
2011	$1.1
2012	1.2
2013	0.5
2014	—
Thereafter	—

Total minimum lease payments	$2.8
Less: estimated executory costs	(0.2)

Net minimum lease payments	$2.6
Less: amount representing interest	(0.1)

Present value of minimum lease payments	$2.5

Note Thirteen — Segment Information

The Company operates in two business segments, the Behavioral Analytics™ Service Business Unit and the ICS Business Unit. If the sale of the ICS Business Unit closes as planned, immediately following the close, the Company will operate in a single business segment, focused on the Behavioral Analytics™ Service.

Note Fourteen — Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at April 2, 2011 Using
(In millions)	Total carrying at April 2, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$16.8	$16.8	$—	$—

	Fair Value Measurements at January 1, 2011 Using
(In millions)	Total carrying at January 1, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$15.8	$15.8	$—	$—

Note Fifteen — Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of April 2, 2011 and January 1, 2011. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

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

ASU No. 2009-13 and ASU No. 2009-14 also required expanded qualitative and quantitative disclosures and was effective for fiscal years beginning on or after June 15, 2010. We elected to adopt these updates effective for our fiscal year beginning January 2, 2011 and have applied them prospectively from that date for new or materially modified arrangements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (ASC 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ASU No. 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of ASU No. 2010-28 was effective for our fiscal year beginning January 2, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Note Seventeen — Litigation and Other Contingencies

Under the terms of the certificate of designations governing the Company’s Series B Stock, the completion of the proposed sale of its ICS Business Unit would create certain preference rights in favor of the holders of Series B Stock. In particular, the Company will be prohibited from paying dividends or making any other distributions (including through stock repurchases) to the holders of the Company’s Common Stock until the holders of Series B Stock have received payment of their full liquidation preference, which is currently approximately $19.7 million. Technology Crossover Ventures (“TCV”), the holder of a majority of the outstanding Series B Stock, has expressed its position that a cash payment equal to the full amount of the liquidation preference is due to the holders of Series B Stock immediately upon the closing of the proposed sale. Based on the advice of the Company’s legal counsel, the Company does not agree with TCV’s position. In addition, Sutter Hill Ventures (“SHV”), which through its affiliates holds approximately 38% of the outstanding Series B Stock, has informed the Company that it does not agree with TCV’s position.

On April 26, 2011, the Company entered into an agreement with TCV providing that, subject to certain conditions, the Company and TCV will submit to a final and binding arbitration in the Court of Chancery of the State of Delaware no later than 45 days following the closing of the sale of the ICS Business Unit in the event that the parties have not reached a resolution prior to such time. During the pendency of any arbitration, the Company agreed to maintain cash and cash equivalents in an amount sufficient to pay in full the liquidation preference on the Series B Stock. While the Company believes that its disagreement with TCV’s position has a substantial legal basis, the Company is unable to predict the outcome of any arbitration proceedings that may be instituted following the closing of the proposed sale and do not provide any assurances in this regard. The outcome of any arbitration proceedings may have a material adverse effect on the Company’s remaining business.

The Company is a party to various agreements, including substantially all major services agreements and intellectual property licensing agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by the Company in the course of its engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular agreement. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of April 2, 2011.

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

Discontinued Operations

On March 17, 2011, the Company entered into an acquisition agreement with TeleTech pursuant to which TeleTech will purchase substantially all of the Company’s assets, and assume certain of the liabilities, related to the ICS Business Unit and the “eLoyalty” registered trademark / trade name. As a result, the Company has classified the ICS Business Unit as discontinued operations and the associated results of operations, financial position, and cash flows have been separately recorded as appropriate. The Company expects this transaction to close during the second quarter of 2011, subject to shareholder approval and customary closing conditions.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis. The adoption of this guidance will not have a material effect on financial statements of future periods because in the past, the Company was able to establish VSOE for its offerings within the ICS Business Unit other than software and was able to allocate revenue to the various elements for revenue recognition without the use of the residual method.

The adoption of this guidance will not impact our revenue recognition in the Behavioral Analytics™ Service business unit. The implementation services sold with our hosting service are not separated into multiple accounting units because there is not stand alone fair value for these implementation services. We recognize these implementation services over the anticipated term of the hosting services, currently the contract term. Within the Integrated Contact Solutions Service Line, consulting services, managed services, and the resale of product may be sold together. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

Historically, the Company has utilized VSOE to allocate revenue to various elements in an arrangement. We determine VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For our managed services, we establish VSOE through the stated renewal approach. In the past, we have been able to establish VSOE for our product and service offerings except for software. If we are not able to establish VSOE for an offering, we attempt to establish fair value by utilizing TPE. TPE is established by obtaining evidence from comparable offerings from a peer company. If the Company is unable to establish fair value using VSOE or TPE, the Company uses ESP in its allocation of revenue. To determine ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. These factors include internal costs, gross margin objectives, and existing portfolio pricing and discounting. We currently have no offerings where TPE or ESP is used to establish fair value.

Some of our sales arrangements have multiple deliverables containing software and related software components. Such sale arrangements are subject to the accounting guidance in ASC 985-605, Software Revenue Recognition.

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

Integrated Contact Solutions Business Unit (Discontinued Operations)

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

Consulting services revenue included in the Integrated Contact Solutions Service Line consists of the modeling, planning, configuring, or integrating of an Internet Protocol network solution within our clients’ contact center environments. These services are provided to the client on a time-and-materials or fixed-fee basis. For the integration of a system, the Company recognizes revenue as the services are performed, with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract. For all other consulting services, we recognize revenue as the services are performed for the client.

Revenue from the sale of Product, which is generated primarily from the resale of third-party software and hardware by the Company, is generally recorded at the gross amount of the sale when it is delivered to the client.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2006 through 2011. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. An adjustment related to sublease efforts was made in fiscal year 2010.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended January 1, 2011.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements – in other words, statements related to future, not past, events. These statements may be identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future,” “should,” “could,” “seeks,” “target,” “may,” “will continue to,” “predicts,” “forecasts,” “potential,” “guidance,” “outlook,” and similar expressions, references to plans, strategies, objectives, and anticipated future performance, and other statements that are not strictly historical in nature. Such statements are based on the current expectations and certain assumptions of management as of the date they are made, and are, therefore, subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties, and other factors that might cause such a difference include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of Form 10-K for the year ended January 1, 2011, as well as the following:

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

In addition, our agreement to sell the assets of our ICS Business Unit to TeleTech is subject to various conditions, including approval by our stockholders, the receipt of required third-party consents and approvals, and other closing conditions customary for transactions of this type. No assurances can be given that the transaction will be consummated on the terms contemplated or at all.

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

Business Unit	Managed Services Revenue	Consulting Services Revenue	Product Revenue
Behavioral Analytics™ Service	Subscription and amortized deployment revenue; marketing application hosting and email fulfillment revenue	Follow-on consulting revenue: consulting revenue for the traditional CRM Service Line	None
Integrated Contact Solutions	Contact center monitoring and support revenue; remote application support revenue	System integration revenue for the Integrated Contact Solutions Service Line	Hardware and software resale revenue, primarily from products of Cisco Systems, Inc. (“Cisco”)

On March 17, 2011, the Company entered into an Acquisition Agreement providing for the sale of all its assets used in the ICS Business Unit to TeleTech. Under the terms of the Acquisition Agreement, TeleTech will pay to the Company $40.85 million in cash at closing, subject to adjustment, and assume certain liabilities of the ICS Business Unit. The purchase price adjustments are related to working capital and prepaid managed services contracts.

The Company expects the sale of the ICS Business Unit to close in the second quarter of 2011. However, the closing of the transaction is subject to various conditions, including approval by our stockholders, the receipt of required third-party consents and approvals, and other closing conditions customary for transactions of this type. No assurances can be given that the transaction will be consummated on the terms contemplated or at all. If the transaction is consummated as proposed, then the Company will continue to operate its Behavioral Analytics™ Business Unit and will change its corporate name to Mattersight Corporation.

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

Integrated Contact Solutions Business Unit (Discontinued Operations)

Integrated Contact Solutions Service Line

The Company’s Integrated Contact Solutions Service Line focuses on helping clients improve customer service business performance through the implementation of the following solution offerings:

•

Cisco VoIP (Voice over Internet Protocol) Solutions – clients realize the benefits of transitioning their contact centers, distributed branches/stores, and corporate telephony to a single VoIP network infrastructure from the traditional two-network (voice network and separate data network) model. These benefits include cost savings, remote worker enablement, centralized reporting, and application enhancements. The Company has developed a set of solutions, tools, and methodologies to help clients financially model, plan, configure, integrate, and support Converged Internet Protocol network solutions within their customer interaction and collaboration environments.

•

Managed Support Services – clients realize the benefits of proactive monitoring of their voice and data networks to avoid system degradation and downtime that can effect business operations. The Company also provides 24x7 maintenance services, operations, and applications services to help enhance, administer, and manage VoIP contact center and telephony platforms that include technology from Cisco Systems and other third-party vendors.

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

Business Outlook

On March 17, 2011, the Company entered into an Acquisition Agreement providing for the sale of all its assets used in the ICS Business Unit to TeleTech. The Company expects the sale of the ICS Business Unit to close in the second quarter of 2011. If the transaction is consummated as proposed, the Company will continue to operate its Behavioral Analytics™ Service Business Unit as a standalone business.

After giving effect to our payment of estimated transaction fees and expenses and before giving effect to purchase price adjustments set forth in the Acquisition Agreement, we estimate that the net cash proceeds from our sale of the ICS Business Unit will be approximately $38.6 million. The purchase price adjustments set forth in the Acquisition Agreement will cause the actual amount of net cash proceeds to vary from this estimate. The purchase price adjustments include certain net managed services prepaid amounts that we will contribute to the ICS Business Unit at closing, which amounts were equal to approximately $9.8 million as of April 2, 2011. We intend to use a portion of the net proceeds to support the development of our Behavioral Analytics™ Service Business Unit and for general corporate purposes. The uses of such proceeds will include our continued investment in the personnel required to sell and manage complex, long-term relationships with the customers of our Behavioral Analytics™ Service, as well as investment in the resources required to develop, deliver, and support our Behavioral Analytics™ Service. These investments may affect our cash resources and results of operations in 2011, but we believe they are required to build and maintain the Behavioral Analytics™ Service as a standalone business. Management will continue to assess all areas of the cost structure to identify opportunities to maximize cash resources and achieve profitability.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with these agreements. The Managed services backlog was $121.4 million as of April 2, 2011, and $130.3 million as of January 1, 2011. The decrease in backlog is primarily due to Behavioral Analytics™ Service Business Unit and the ICS Business Unit managed services revenue recognized in the first quarter of 2011 exceeding the overall value of the managed services agreements signed in the first quarter of 2011. The Behavioral Analytics™ Service Business Unit managed services backlog totaled $80.1 million as of April 2, 2011. We expect the Behavioral Analytics™ Service Business Unit backlog to increase in 2011 based on the impact of anticipated renewals of existing agreements and anticipated contract signings with clients included in our current sales pipeline.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported Behavioral Analytics™ Service Business Unit backlog is expected to be recognized as follows: $19.6 million in 2011; $27.0 million in 2012; $19.4 million in 2013; and $14.1 million in 2014 and thereafter.

First Quarter 2011 Compared with First Quarter 2010

Services Revenue

	First Quarter
	2011		2010
	Dollars in Millions	% of Net Revenue	Dollars in Millions	% of Net Revenue
Revenue:
Managed services	$6.1	94%	$6.9	86%
Consulting services	0.4	6%	1.1	14%

Services revenue	6.5	100%	8.0	100%
Reimbursed expenses	0.1		0.2

Total revenue	$6.6		$8.2

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased 19% to $6.5 million in the first quarter of 2011, a decrease of $1.5 million from $8.0 million in the first quarter of 2010.

Revenue from Managed services was $6.1 million in the first quarter of 2011, a decrease of $0.8 million, or 12%, from $6.9 million in the first quarter of 2010. The decrease in revenue from Managed services resulted from the impact of a termination fee recognized in the first quarter of 2010 and declining legacy marketing managed services revenue partially offset by the transition of several Behavioral Analytics™ Service deployments to the subscription phase.

Revenue from Consulting services decreased by $0.7 million in the first quarter of 2011 to $0.4 million, from $1.1 million in the first quarter of 2010, a decrease of 64%. The decrease in revenue was mainly due to the decline in our traditional CRM Service Line, driven by reduced spending by our largest clients that utilize these services. Spending by our clients that utilize our Consulting services may fluctuate between periods in all Service Lines due to the short-term nature of these engagements.

The Company’s top five clients accounted for 73% of total revenue in the first quarter of 2011, compared to 66% in the first quarter of 2010. The top 10 clients accounted for 92% of total revenue in the first quarter of 2011, compared to 90% in the first quarter of 2010. In the first quarter of 2011 and 2010, there were three and four clients, respectively, that accounted for 10% or more of total revenue. In the first quarter of 2011, Vangent, Inc. accounted for 25% of total revenue, Health Care Service Corporation accounted for 16% of total revenue, and Allstate Insurance Company accounted for 15% of total revenue. In the first quarter of 2010, Vangent, Inc. accounted for 18% of total revenue, United HealthCare Services, Inc. accounted for 14% of total revenue, Allstate Insurance Company accounted for 13% of total revenue, and Health Care Service Corporation accounted for 13% of total revenue. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel and Selling, general, and administrative personnel working on direct, revenue generation activities and costs related to our Managed services. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of services in the first quarter of 2011 was $3.1 million, or 48% of Services revenue, compared to $4.4 million, or 55% of Services revenue, in the first quarter of 2010. The decrease in cost was largely due to increased cost deferrals for the Behavioral Analytics™ Service, net of amortized implementation costs of $0.9 million. The Cost of services percentage decreased primarily due to the impact of lower costs of 6%.

Sales, Marketing and Development

Sales, marketing and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, solution development/support, marketing, and administrative personnel, as well as well as costs for our customer technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Sales, marketing and development expenses increased $0.3 million, or 6%, to $5.4 million in the first quarter of 2011 from $5.1 million in the first quarter of 2010. This increase is due to increased compensation costs of $0.2 million.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

General and administrative expenses increased $0.1 million, or 5%, to $2.3 million in the first quarter of 2011 from $2.2 million in the first quarter of 2010. This increase is due to increased legal fees and compensation costs of $0.1 million.

Severance and Related Costs

In the first quarter of 2011, there were no cost reduction actions taken. In 2010, in response to the overall business environment, a number of cost reduction activities were undertaken, principally consisting of personnel reductions. Cash savings related to cost reduction actions taken in fiscal year 2010 were $0.9 million annually. Facility costs related to office space reductions and office closures in 2008 will be paid pursuant to contractual lease terms through fiscal year 2015.

Severance and related costs was less than $0.1 million in the first quarter of 2011 and $0.1 million in the first quarter of 2010, respectively. The expense recorded in the first quarter of 2011 primarily related to an adjustment of estimated severance and facility operating expense. In the first quarter of 2010, the Company recorded $0.1 million of expense primarily related to the elimination of eleven positions and an adjustment to sublease recoveries.

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 20%, to $0.8 million in the first quarter of 2011 compared to $1.0 million in the first quarter of 2010. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $5.0 million for the first quarter of 2011, compared to an operating loss of $4.7 million for the first quarter of 2010.

Interest and Other Income, Net

Non-operating interest and other income remained constant at $0.1 million in the first quarter of 2011 and 2010. In the first quarter of 2011 and 2010, the $0.1 million of income was primarily related to favorable exchange rates on intercompany settlements partially offset by interest expense on our capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $0.1 million in the first quarter of 2011 and the income tax provision was less than $0.1 million in the first quarter of 2010. As of April 2, 2011, total net deferred tax assets of $64.4 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income (loss) on Discontinued Operations

The income on discontinued operations in the first quarter of 2011 was $0.1 million and a loss of $0.5 million in the first quarter of 2010. The income on discontinued operations of $0.1 million in the first quarter of 2011 was due to the result of our ICS Business Unit, currently being held for sale, and the transaction costs associated with this potential divestiture. The loss on discontinued operations of $0.5 million in the first quarter of 2010 was due to the impact of the results of our ICS Business Unit, which is currently being held for sale, $0.4 million, and to the sale of a subsidiary in Switzerland, $0.1 million.

Net Loss Available to Common Stockholders

We reported a net loss available to common stockholders of $5.0 million in the first quarter of 2011 compared to a net loss available to common stockholders of $5.4 million in the first quarter of 2010. These losses include accrued dividends to preferred stockholders of $0.3 million in both first quarters of 2011 and 2010. The net loss was $0.36 per share on a basic and diluted basis in the first quarter of 2011, compared to a net loss of $0.40 per share on a basic and diluted basis in the first quarter of 2010.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for our Behavioral Analytics™ Service Line and infrastructure requirements, and other revenue generation and growth investments. As of April 2, 2011, our principal capital resources consisted of (1) our cash and cash equivalents balance of $17.9 million, which includes $0.8 million in foreign bank accounts, (2) restricted cash of $2.5 million, and (3) the remaining $2.5 million under the Bank Facility, as defined below.

Our cash and cash equivalents position decreased $2.9 million, or 14%, as of April 2, 2011, from $20.9 million as of January 1, 2011. Our ICS Business Unit, which has been classified as discontinued operations in our condensed consolidated financial statements, will not include any cash or cash equivalents.

The decrease in cash in the first three months of 2011 was primarily the result of the net loss before depreciation, amortization and stock-based compensation, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by lower working capital requirements. Restricted cash remained constant at $2.5 million for the first three months of 2011 and $3.7 million for the first three months of 2010, and was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first three months of 2011 and 2010 was $1.3 million and $1.5 million, respectively. During the first three months of 2011, cash outflows of $1.3 million from operating activities consisted primarily of the net loss before depreciation, amortization, and stock-based compensation, and an increase in prepaid costs of $1.5 million, which primarily consist of costs associated with unearned revenue, partially offset by unearned revenue of $2.0 million as a result of customer prepayments.

During the first three months of 2010, cash outflows of $1.5 million from operating activities of continuing operations consisted primarily of the net loss before depreciation, amortization, and stock-based compensation, partially offset by accounts receivable collections of $1.5 million.

Net cash used in operating activities of discontinued operations during the first three months of 2011 was $0.4 million. During the first three months of 2011, cash outflows of $0.4 million from operating activities consisted primarily of a $3.5 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by lower prepaid costs of $1.5 million, due primarily to the amortization of costs associated with the unearned revenue, and other improved net working capital results of $1.2 million.

Net cash provided by operating activities of discontinued operations during the first three months of 2010 was $1.4 million and consisted primarily of an increase in unearned revenue of $7.4 million as a result of customer prepayments, partially offset by an increase in prepaid costs of $5.6 million which primarily consist of costs associated with unearned revenue.

Days Sales Outstanding (“DSO”) for continuing operations was 24 days at April 2, 2011 compared to 23 days at January 1, 2011, an increase of one day. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections. DSO for discontinued operations was 37 days at April 2, 2011 compared to 39 days at January 1, 2011, an improvement of two days.

As of April 2, 2011, there remained $0.2 million and $0.1 million of unpaid severance and related costs for continuing and discontinued operations, respectively. See Note Six “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.2 million and $0.1 million of cash in continuing investing activities during the first three months of 2011 and 2010, respectively. Capital expenditures of $0.2 million and $0.1 million were primarily used to purchase computer hardware and software during the first three months of 2011 and 2010, respectively. We currently expect our capital investments to be between $4.0 million and $5.0 million for fiscal year 2011 and plan on funding approximately 85% of these purchases with capital leases.

Net cash used in discontinued investing activities was $0.2 million and $0.6 million during the first three months of 2011 and 2010, respectively. The cash usage in 2011 and 2010 is primarily due to capital expenditures for the purchase of computer hardware and software.

Cash Flows from Financing Activities

The Company used $0.7 million and $1.4 million of cash in continuing financing activities during the first three months of 2011 and 2010, respectively. Net cash outflows of $0.7 million during the first three months of 2011 were primarily attributable to $0.4 million of principal payments under our capital lease obligations and $0.3 million of cash used to acquire treasury stock.

Net cash outflows of $1.4 million in continuing financing activities during the first three months of 2010 were primarily attributable to $0.6 million for cash dividend payments on Series B Stock, $0.5 million of cash used to acquire treasury stock, and $0.4 million of principal payments under our capital lease obligations. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

Net cash used in discontinued financing activities was $29 thousand and $27 thousand during the first three months of 2011 and 2010, respectively. The usage in 2011 and 2010 was for principal payments under our capital lease obligations.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. On January 4, 2010, a cash dividend of $0.6 million was paid on the Company’s Series B stock, which accrues dividends at the rate of 7% per year payable semi-annually in January and July. The dividend payment for the period July 1, 2010 through December 31, 2010, payable on January 3, 2011, was suspended to conserve cash. Under the terms of the Preferred Stock agreement, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. The Company expects to continue to acquire treasury stock between $0.3 million and $0.4 million during the second quarter of 2011 to meet employee tax obligations associated with the various stock-based compensation programs.

If the sale of the ICS Business Unit closes as planned, such sale will constitute a “liquidation” under the terms of the Series B Designations. As a result, the holders of Series B Stock will be entitled to receive a liquidation preference of approximately $19.7 million before any dividends or distributions could be made to the holders of Common Stock. Of this amount, we currently expect to pay approximately $1.6 million, representing dividends in arrears, immediately following the closing. In addition, our board of directors has designated a Special Committee for the purposes of, among other things, assessing from time to time whether the Company has available funds for a full or partial distribution of the remaining liquidation preference to the holders of Series B Stock, and continuing to engage in related discussions and negotiations with TCV and the other holders of Series B Stock.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $17.9 million as of April 2, 2011. In addition, our restricted cash of $2.5 million with Bank of America (the “Bank”) at April 2, 2011 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

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

After giving effect to our payment of estimated transaction fees and expenses and before giving effect to purchase price adjustments set forth in the Acquisition Agreement, we estimate that the net cash proceeds from our sale of the ICS Business Unit will be approximately $38.6 million. The purchase price adjustments set forth in the Acquisition Agreement will cause the actual amount of net cash proceeds to vary from this estimate. The purchase price adjustments include certain net managed services prepaid amounts that we will contribute to the ICS Business Unit at closing, which amounts were equal to approximately $9.8 million as of April 2, 2011. We intend to use a portion of the net proceeds to support the development of our Behavioral Analytics™ Service Business Unit, which will be our only remaining business, and for general corporate purposes. If the sale is consummated, we anticipate that the net proceeds, together with our current unrestricted cash resources, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the remaining business over the next twelve months.

Bank Facility

The Company is a party to a loan agreement with the Bank, which expires on December 31, 2011. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of April 2, 2011. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $2.5 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $2.5 million remains available under the Facility at April 2, 2011. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first three months of 2011 or 2010.

Accounts Receivable Customer Concentration

As of April 2, 2011, four clients, Allstate Insurance Company, Vangent, Inc., United HealthCare Services, Inc., and Wells Fargo Bank, N.A., accounted for 26%, 19%, 13%, and 10% of total gross accounts receivable, respectively. Of these amounts, we have collected 57% from Allstate Insurance Company, 100% from Vangent, Inc., 70% from United HealthCare Services, Inc., and 100% from Wells Fargo Bank, N.A. through May 10, 2011. Of the total April 2, 2011 gross accounts receivable, we have collected 65% as of May 10, 2011. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of April 2, 2011 and January 1, 2011 were $2.5 million and $2.3 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. Beginning in 2010, executed leases did not require an irrevocable letter of credit. Prior to 2010, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. We expect capital lease obligations to increase between $3.5 million to $4.5 million for fiscal year 2011 as we continue to expand our investment in the infrastructure for the Behavioral Analytics™ Service.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of April 2, 2011. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$2.5	$2.5	$—	$—	$—
Operating leases	2.0	0.9	0.8	0.3	—
Capital leases	2.8	1.6	1.2	—	—
Severance and related costs	0.4	0.1	0.2	0.1	—
Purchase obligations	2.4	2.4	—	—	—

Total	$10.1	$7.5	$2.2	$0.4	$—

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of April 2, 2011 and January 1, 2011.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2011 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of April 2, 2011 and January 1, 2011. The amounts listed have not been reduced by the estimated minimum sublease rentals of $0.1 million and $0.1 million included in the liabilities reflected on our balance sheet as of April 2, 2011 and January 1, 2011, respectively.

Purchase Obligations

Purchase obligations include $2.2 million of commitments reflected as liabilities on our balance sheet as of April 2, 2011, as well as $0.2 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $0.7 million as of January 1, 2011.

Discontinuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$—	$—	$—	$—	$—
Operating leases	0.1	0.1	—	—	—
Capital leases	0.1	0.1	—	—	—
Severance and related costs	0.1	0.1	—	—	—
Purchase obligations	4.1	4.1	—	—	—

Total	$4.4	$4.4	$—	$—	$—

Due to the existence of the Company’s net operating loss carryforward as described in Note Seven “Income Taxes” included in Part II Item 8 of the Form 10-K for the year ended January 1, 2011, no net contractual obligations exist as of April 2, 2011.

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

ASU No. 2009-13 and ASU No. 2009-14 also required expanded qualitative and quantitative disclosures and was effective for fiscal years beginning on or after June 15, 2010. We elected to adopt these updates effective for our fiscal year beginning January 2, 2011 and have applied them prospectively from that date for new or materially modified arrangements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (ASC 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ASU No. 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of ASU No. 2010-28 was effective for our fiscal year beginning January 2, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the quarters ended April 2, 2011 and March 27, 2010, our net revenue for continuing operations denominated in foreign currencies was less than 0.1%. Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

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

Evaluation of Disclosure Controls and Procedures

eLoyalty maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized, and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in eLoyalty’s internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to affect materially, eLoyalty’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Following the sale of our Integrated Contact Solutions Business Unit, the outcome of any arbitration proceedings relating to the Series B Stock liquidation preference may have a material adverse effect on our remaining business.

Under the terms of the certificate of designations governing our outstanding Series B Stock, the completion of the proposed sale of our ICS Business Unit would create certain preference rights in favor of the holders of Series B Stock. In particular, we will be prohibited from paying dividends or making any other distributions (including through stock repurchases) to the holders of our Common Stock until the holders of Series B Stock have received payment of their full liquidation preference, which is currently approximately $19.7 million. TCV, the holder of a majority of the outstanding Series B Stock, has expressed its position that a cash payment equal to the full amount of the liquidation preference is due to the holders of Series B Stock immediately upon the closing of the proposed sale. Based on the advice of our legal counsel, we do not agree with TCV’s position. In addition, SHV, which through its affiliates holds approximately 38% of the outstanding Series B Stock, has informed us that it does not agree with TCV’s position.

On April 26, 2011, we entered into an agreement with TCV providing that, subject to certain conditions, we and TCV will submit to a final and binding arbitration in the Court of Chancery of the State of Delaware no later than 45 days following the closing of the sale of the ICS Business Unit in the event that the parties have not reached a resolution prior to such time. During the pendency of any arbitration, we agreed to maintain cash and cash equivalents in an amount sufficient to pay in full the liquidation preference on the Series B Stock. While we believe that our disagreement with TCV’s position has a substantial legal basis, we are unable to predict the outcome of any arbitration proceedings that may be instituted following the closing of the proposed sale and do not provide any assurances in this regard. The outcome of any arbitration proceedings may have a material adverse effect on our remaining business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the first quarter of 2011. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 2, 2011 – February 1, 2011	—	$—
February 2, 2011 – March 1, 2011	44,338	$6.80
March 2, 2011 – April 2, 2011	—	$—

Total	44,338	$6.80

Item 6.	Exhibits

**10.1	Acquisition Agreement.

**10.2	Dispute Resolution Agreement with TCV.

**10.3	Second Amended and Restated Employment Agreement with Kelly D. Conway.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of

2002.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2011.

eLOYALTY CORPORATION

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)