Form 10-Q
period 2011-06-30
Mattersight Corp
filed 2011-08-11
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 0-27975

Mattersight Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4304577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 S. Wacker Drive

Suite 820

Chicago, Illinois 60606

(Address of Registrant’s Principal Executive Offices) (Zip Code)

877.235.6925

(Registrant’s Telephone Number, Including Area Code)

eLoyalty Corporation

(Former Name of Registrant)

150 Field Drive, Suite 250

Lake Forest, Illinois 60045

(Former Address of Registrant’s Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                   Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2011 was 15,567,504.

Part I. Financial Information

Item 1.	Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	July 2, 2011	January 1, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$21,593	$20,872
Restricted cash	19,600	2,460
Receivables (net of allowances of $11 and $10)	2,256	2,041
Prepaid expenses	4,905	4,303
Other current assets	3,670	296
Current assets held for sale	—	26,946

Total current assets	52,024	56,918
Equipment and leasehold improvements, net	5,364	4,397
Goodwill	972	972
Intangibles, net	284	323
Other long-term assets	5,105	3,582

Total assets	$63,749	$66,192

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts payable	$1,250	$372
Accrued compensation and related costs	1,479	2,048
Unearned revenue	9,055	7,884
Other current liabilities	6,855	4,262
Current liabilities held for sale	—	31,433

Total current liabilities	18,639	45,999
Long-term unearned revenue	3,947	4,686
Other long-term liabilities	1,867	1,561

Total liabilities	24,453	52,246

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,549,078 and 3,549,078 shares issued and outstanding at July 2, 2011 and January 1, 2011, respectively, with a liquidation preference of $18,100 and $19,367 at July 2, 2011 and January 1, 2011, respectively	18,100	18,100
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,601,713 and 15,642,822 shares issued at July 2, 2011, and at January 1, 2011, respectively; and 15,567,504 and 14,786,005 outstanding at July 2, 2011 and January 1, 2011, respectively	166	156
Additional paid-in capital	211,942	207,985
Accumulated deficit	(181,488)	(204,139)
Treasury stock, at cost, 1,034,209 and 856,817 shares at July 2, 2011 and January 1, 2011, respectively	(5,620)	(4,468)
Accumulated other comprehensive loss	(3,804)	(3,688)

Total stockholders’ equity (deficit)	21,196	(4,154)

Total liabilities and stockholders’ equity (deficit)	$63,749	$66,192

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Revenue:
Behavioral Analytics revenue	$6,153	$5,530	$11,987	$12,024
Other revenue	474	1,592	1,187	3,095

Total services revenue	6,627	7,122	13,174	15,119
Reimbursed expenses	76	142	153	341

Total revenue	6,703	7,264	13,327	15,460

Operating expenses:
Cost of Behavioral Analytics revenue	2,835	2,723	5,535	5,785
Cost of other revenue	313	1,036	717	2,346

Cost of services	3,148	3,759	6,252	8,131
Reimbursed expenses	76	142	153	341

Total cost of revenue, exclusive of depreciation and amortization shown below:	3,224	3,901	6,405	8,472
Sales, marketing and development	5,249	5,142	10,607	10,265
General and administrative	2,129	2,051	4,392	4,205
Severance and related costs	(434)	148	(430)	218
Depreciation and amortization	820	862	1,595	1,842

Total operating expenses	10,988	12,104	22,569	25,002

Operating loss	(4,285)	(4,840)	(9,242)	(9,542)
Interest and other (expense) income, net	(53)	(127)	78	(18)

Loss from continuing operations before income taxes	(4,338)	(4,967)	(9,164)	(9,560)
Income tax benefit (provision)	3,563	(21)	3,628	(42)

Loss from continuing operations	(775)	(4,988)	(5,536)	(9,602)
Income from discontinued operations, net of tax	28,065	1,250	28,187	798

Net income (loss)	27,290	(3,738)	22,651	(8,804)
Dividends related to Series B Stock	(317)	(317)	(634)	(640)

Net income (loss) available to common stockholders	$26,973	$(4,055)	$22,017	$(9,444)

Per common share:
Basic loss from continuing operations	$(0.05)	$(0.36)	$(0.39)	$(0.71)

Basic income from discontinued operations	$1.99	$0.09	$2.01	$0.06

Basic net income (loss) available to common stockholders	$1.91	$(0.30)	$1.57	$(0.70)

Per common share:
Diluted loss from continuing operations	$(0.05)	$(0.36)	$(0.39)	$(0.71)

Diluted income from discontinued operations	$1.99	$0.09	$2.01	$0.06

Diluted net income (loss) available to common stockholders	$1.91	$(0.30)	$1.57	$(0.70)

Shares used to calculate basic net income (loss) per share	14,111	13,690	14,032	13,574

Shares used to calculate diluted net income (loss) per share	14,111	13,690	14,032	13,574

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$7	$14	$14	$42
Sales, marketing and development	1,175	818	2,275	1,592
General and administrative	404	287	726	580
Discontinued operations	1,491	263	1,568	727

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	July 2, 2011	June 26, 2010
Cash Flows from Operating Activities:
Net income (loss)	$22,651	$(8,804)
Less: net income from discontinued operations	28,187	798

Net loss from continuing operations	(5,536)	(9,602)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,595	1,842
Stock-based compensation	3,015	2,214
Other	12	57
Changes in assets and liabilities:
Receivables	(234)	962
Prepaid expenses	(2,186)	(567)
Other assets	97	5
Accounts payable	731	(201)
Accrued compensation and related costs	(169)	(572)
Unearned revenue	435	(2,533)
Other liabilities	(4,227)	(303)

Total adjustments	(931)	904

Net cash used in continuing operations	(6,467)	(8,698)
Net cash (used in) provided by discontinued operations	(4,685)	5,362

Net cash used in operating activities	(11,152)	(3,336)

Cash Flows from Investing Activities:
Capital expenditures and other	(605)	(637)

Net cash used in continuing investing activities	(605)	(637)
Net cash provided by (used in) discontinued investing activities	33,939	(1,155)

Net cash provided by (used in) investing activities	33,334	(1,792)

Cash Flows from Financing Activities:
Increase in restricted cash	(17,140)	—
Payment of Series B Stock dividends	(1,901)	(663)
Acquisition of treasury stock	(513)	(744)
Principal payments under capital lease obligations	(989)	(759)
Proceeds from stock compensation and employee stock purchase plans, net	62	85

Net cash used in continuing financing activities	(20,481)	(2,081)
Net cash used in discontinued financing activities	(678)	(54)

Net cash used in financing activities	(21,159)	(2,135)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(69)	(137)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	(233)	22

Effect of exchange rate changes on cash and cash equivalents	(302)	(115)

Increase (decrease) in cash and cash equivalents	721	(7,378)
Cash and cash equivalents, beginning of period	20,872	28,982

Cash and cash equivalents of continuing operations, end of period	$21,593	$21,604

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,081	$215
Capital equipment purchased on credit	2,081	215
Supplemental Disclosures of Cash Flow Information:
Interest paid	$87	$90

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of July 2, 2011 and January 1, 2011, the condensed consolidated results of our operations for the three months and six months ended July 2, 2011 and June 26, 2010, and our condensed consolidated cash flows for the six months ended July 2, 2011 and June 26, 2010, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. The results of operations for the three months ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Changes in Presentation

ICS Business Unit Transaction

On March 17, 2011, the Company entered into an acquisition agreement with TeleTech Holdings, Inc., a Delaware corporation, and Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc. (collectively, “TeleTech”), pursuant to which TeleTech agreed to purchase substantially all of the assets, and assume certain of the liabilities, related to the Company’s Integrated Contact Solutions Business Unit (the “ICS Business Unit”) and the “eLoyalty” registered trademark / trade name. The sale of the ICS Business Unit closed on May 28, 2011 and, effective June 1, 2011, the Company changed its name from eLoyalty Corporation to Mattersight Corporation.

The results of operations of the ICS Business Unit are reported as discontinued operations for all periods presented. Certain corporate and general costs which have historically been allocated to the ICS Business Unit remain with the Company after the sale of the ICS Business Unit.

Change in Segmentation

Following the sale of the ICS Business Unit, Mattersight reports financial results on a single business segment, primarily focused on its Behavioral Analytics Service Line (“Behavioral Analytics”).

Note Two — Summary of Significant Accounting Policies

Except for the changes resulting from the classification of the ICS Business Unit as discontinued operations as described above, there have been no other changes with respect to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note Three — Discontinued Operations

The following table summarizes the components included within the income from discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations for the periods indicated.

	For the		For the
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net sales	$9.2	$14.7	$22.9	$26.4
Total expenses	(10.2)	(13.4)	(23.7)	(25.6)
Gain from sale of assets	36.4	—	36.4	—
Provision for income taxes	(7.3)	—	(7.4)	—

Income from discontinued operations	$28.1	$1.3	$28.2	$0.8

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Included in our continuing operations income tax provision is a tax benefit of $3.6 million for the three months ended July 2, 2011 and $3.6 million for the six months ended July 2, 2011. There was no tax benefit recorded for the three months or six months ended June 26, 2010. Included in our discontinued operations income tax provision is tax expense of $7.3 million for the three months ended July 2, 2011 and $7.4 million for the six months ended July 2, 2011. There was no tax expense recorded for the three months or six months ended June 26, 2010. Depending upon the level of our future earnings and losses and their impact on income from discontinued operations, it is possible that these tax adjustments may change or even reverse in future periods.

While we are required to account for the income tax provision as stated in the previous paragraph, based on our 2011 forecasted results for continuing operations, we anticipate that our 2011 tax liability will be less than $0.4 million.

Note Four — Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis. The adoption of this guidance will not impact our revenue recognition with respect to Behavioral Analytics for the following reason: the implementation services sold with our hosting service are not separated into multiple accounting units because there is not stand alone fair value for these implementation services. We recognize these implementation services over the anticipated term of the hosting services, currently the contract term. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

Historically, for the ICS Business Unit, the Company utilized VSOE to allocate revenue to various elements in an arrangement. We determined VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, we established VSOE through the stated renewal approach. In the past, we were able to establish VSOE for our product and service offerings except for software. If we were not able to establish VSOE for an offering, we attempted to establish fair value by utilizing TPE. TPE is established by obtaining evidence from comparable offerings from a peer company. If the Company is unable to establish fair value using VSOE or TPE, the Company uses ESP in its allocation of revenue. To determine ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. These factors include internal costs, gross margin objectives, and existing portfolio pricing and discounting. We currently have no offerings where TPE or ESP is used to establish fair value.

Within discontinued operations, some of our sales arrangements had multiple deliverables containing software and related software components. Such sale arrangements were subject to the accounting guidance in ASC 985-605, Software Revenue Recognition.

Continuing Operations

Behavioral Analytics Revenue

Managed services revenue included in Behavioral Analytics Revenue consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics System and/or the number of hours of calls analyzed during the relevant month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

Consulting services revenue included in the Behavioral Analytics revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training. These follow-on consulting services are generally performed for the Company’s clients on a fixed-fee basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Other Revenue

Other revenue consists of Marketing Managed Services revenue and CRM Services revenue.

Marketing Managed Services revenue is derived from marketing application hosting. This revenue is generally in the form of fixed monthly fees received from the Company’s clients and is recognized as the services are performed for each client. Any related setup fee would be recognized over the contract period of the hosting arrangement.

CRM Services revenue consists of fees generated from the Company’s operational consulting services, which are provided to the Company’s clients on a time-and-materials or fixed-fee basis. The Company recognizes revenue as the services are performed for time-and-materials engagements. For fixed-fee engagements, revenue is recognized based on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract.

Discontinued Operations

Integrated Contact Solutions Service Line

Managed services revenue included in the Integrated Contact Solutions Service Line consisted of fees generated from the Company’s contact center support and monitoring services. Support and monitoring services generally were contracted for a fixed fee, and the revenue was recognized ratably over the term of the contract. Support fees that were contracted on a time-and-materials basis were recognized as the services were performed for the client.

For fixed fee Managed services contracts, where the Company provided support for third-party software and hardware, revenue was recorded at the gross amount of the sale. If the contract did not meet the requirements for gross reporting, then Managed services revenue was recorded at the net amount of the sale.

Consulting services revenue included in the Integrated Contact Solutions Service Line consisted of the modeling, planning, configuring, or integrating of an Internet Protocol network solution within the Company’s clients’ contact center environments. These services were provided to the client on a time-and-materials or fixed-fee basis. For the integration of a system, the Company recognized revenue as the services were performed, with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract. For all other consulting services, the Company recognized revenue as the services were performed for the client.

Revenue from the sale of Product, which was generated primarily from the resale of third-party software and hardware by the Company, was generally recorded at the gross amount of the sale when it was delivered to the client.

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

Note Five — Stock-Based Compensation

The Company has several stock-based compensation plans, as described more fully in Note 14 in the Company’s Annual Report for the period ended January 1, 2011. Stock-based compensation expense was $1.6 million and $1.1 million for the three months ended July 2, 2011 and June 26, 2010, respectively, and $3.0 million and $2.2 million for the six months ended July 2, 2011 and June 26, 2010, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of July 2, 2011, there were a total of 1,107,246 shares of Common Stock available for future grants under the 1999 Plan, the 2000 Plan, and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the six months ended July 2, 2011:

	Shares	Weighted Average Price
Nonvested balance at January 1, 2011	903,040	$6.12

Granted	1,009,455	$6.86
Vested	(517,619)	$7.14
Forfeited	(97,968)	$6.48

Nonvested balance at July 2, 2011	1,296,908	$6.59

	For the		For the
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Total fair value of restricted and installment stock awards vested	$2.5	$0.8	$3.4	$2.2

Following the completion of the sale of the ICS Business Unit on May 28, 2011, 21,278 unvested restricted stock awards and 8,750 stock options held by the employees of the ICS Business Unit were cancelled pursuant to the terms of the respective Restricted Stock Award and Stock Option Agreements.

As of July 2, 2011, there remained $6.7 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.1 million for the three months ended July 2, 2011 and $0.3 million for the three months ended June 26, 2010, and $0.3 million for the six months ended July 2, 2011 and $0.6 million for the six months ended June 26, 2010.

During the second quarter of 2011, options to purchase from the Company a total of 80,000 shares of Common Stock were granted. On May 20, 2011, each of the six non-employee directors received an option to purchase from the Company 5,000 shares of Common Stock. The options will vest 25% on May 31, 2012 and the balance will vest ratably over the following 12 quarters, with a maximum term of 10 years. The exercise price per share was $6.27, the closing price of a share of Common Stock on the grant date. In addition, pursuant to the terms of the Second Amended and Restated Executive Employment Agreement dated April 19, 2011, an option to purchase from the Company 50,000 shares of Common Stock were granted to the Company’s President and Chief Executive Officer on June 6, 2011, in connection with the close of the sale of the ICS Business Unit. The options will vest 25% on May 31, 2012 and the balance will vest ratably over the following 12 quarters, with a maximum term of 10 years. The exercise price per share was $6.15, the closing price of a share of Common Stock on the grant date.

Option activity was as follows for the six months ended July 2, 2011:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,252,392	$12.37

Granted	80,000	$6.20
Exercised	—	$—
Forfeited	(108,207)	$19.18

Outstanding as of July 2, 2011	1,224,185	$11.37

Exercisable as of July 2, 2011	974,313	$12.82

Outstanding intrinsic value at July 2, 2011 (in millions)	$0.8

Exercisable intrinsic value at July 2, 2011 (in millions)	$0.6

	For the Three Months Ended		For the Six Months Ended
(In millions)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Total fair value of stock options vested	$0.3	$0.3	$0.5	$0.6
Intrinsic value of stock options exercised	$—	$—	$—	$—
Proceeds received from option exercises	$—	$—	$—	$—

As of July 2, 2011, there remains $0.8 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The fair value for options granted during the six months ended July 2, 2011 and June 26, 2010 was estimated on the date of grant using a Black-Scholes option-pricing model. The Company used the following assumptions:

	For the Six Months Ended
	July 2, 2011	June 26, 2010
Risk-free interest rates	1.2%	1.8%
Expected dividend yield	—	—
Expected volatility	68%	68%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day of the calendar quarter and ends on the last business day of each calendar quarter. A total of 5,756 shares and 10,134 shares were issued during the three months ended July 2, 2011 and June 26, 2010, respectively, and 11,684 shares and 15,965 shares were issued during the six months ended July 2, 2011 and June 26, 2010, respectively. We recorded $8 thousand and $14 thousand of expense for this plan for the three months ended July 2, 2011 and June 26, 2010, respectively, and $17 thousand and $29 thousand of expense for the six months ended July 2, 2011 and June 26, 2010, respectively.

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For the second quarter of 2011, the Company recorded $0.4 million of income for continuing operations primarily related to the favorable renegotiation of a facility lease, partially offset by the severance and related costs for the elimination of one position. For the second quarter of 2010, the Company recorded $0.1 million of expense for continuing operations related to severance and related costs for the elimination of five positions. For the first six months of 2011, the Company recorded $0.4 million of income for continuing operations related to the favorable renegotiation of a facility lease, partially offset by the severance and related costs for the elimination of one position. For the first six months of 2010, the Company recorded $0.2 million of expense for continuing operations related to severance and related costs for the elimination of sixteen positions.

For the six months ended July 2, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for continuing operations. For the six months ended June 26, 2010, the Company made cash payments of $0.3 million related to cost-reduction actions for continuing operations. The cash payments in the first six months of 2011 and 2010 were primarily related to severance and related costs, office space reductions, and office closures.

The severance and related costs and their utilization for the six months ended July 2, 2011 and June 26, 2010 were as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	(0.2)	(0.2)
Adjustments charged to severance and related costs	—	(0.2)	(0.2)

Charged to severance and related costs	—	(0.4)	(0.4)
Payments	—	0.1	0.1

Balance, July 2, 2011	$—	$—	$—

The $14 thousand that remained reserved as of July 2, 2011 for continuing operations relates to facility lease payments, which will be paid pursuant to contractual lease terms through January 2012. The $14 thousand balance is recorded in “Other current liabilities.”

(In millions)	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$0.3	$0.3

Charges	0.3	—	0.3
Adjustments charged to severance and related costs	—	(0.1)	(0.1)

Charged to severance and related costs	0.3	(0.1)	0.2
Payments	(0.3)	—	(0.3)

Balance, June 26, 2010	$—	$0.2	$0.2

The $0.2 million that remained reserved as of June 26, 2010 for continuing operations relates to facility lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.2 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

Discontinued Operations

For the three months ended July 2, 2011, no cost reduction activities were undertaken in discontinued operations. For the three months ended June 26, 2010, the Company recorded $0.3 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions. For the first six months of 2011, the Company recorded $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions. For the first six months of 2010, the Company recorded $0.6 million of expense related to severance and related costs of discontinued operations for the elimination of 31 positions.

For the six months ended July 2, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for discontinued operations. For the six months ended June 26, 2010, the Company made cash payments of $0.6 million related to cost-reduction actions for discontinued operations. The cash payments in the first six months of 2011 and 2010 were related to severance and related costs.

The severance and related costs and their utilization for the six months ended July 2, 2011 and June 26, 2010 were as follows:

(In millions)	Employee Severance
Balance, January 1, 2011	$—

Charges	0.2
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.2
Payments	(0.1)

Balance, July 2, 2011	$0.1

The $0.1 million that remained reserved as of July 2, 2011 for discontinued operations relates to severance and related costs. The $0.1 million balance is recorded in “Accrued compensation and related costs.”

(In millions)	Employee Severance
Balance, December 26, 2009	$—

Charges	0.6
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.6
Payments	(0.6)

Balance, June 26, 2010	$—

As of June 26, 2010, all severance and related costs for discontinued operations had been paid.

Note Seven — Restricted Cash

Restricted cash was $19.6 million and $2.5 million as of July 2, 2011 and January 1, 2011, respectively. As of July 2, 2011, restricted cash consists of: (1) $18.1 million which represents the full liquidation preference of the Series B Stock (see Note Eighteen “Litigation and Other Contingencies” for additional information), and (2) $1.5 million to support letters of credit issued under our credit facility and collateral requirements for our capital lease agreements.

	As of
(In millions)	July 2, 2011	January 1, 2011
Liquidation preference of the Series B Stock	$18.1	$—
Letters of credit	1.5	2.5

Total	$19.6	$2.5

Note Eight — Current Prepaid Expenses

Current prepaid expenses were $4.9 million and $4.3 million as of July 2, 2011 and January 1, 2011, respectively. Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	July 2, 2011	January 1, 2011
Behavioral Analytics Service deferred costs	$2.1	$1.8
Prepaid commissions	1.9	1.2
Other	0.9	1.3

Total	$4.9	$4.3

Note Nine — Intangible Assets, net

Net intangible assets were $0.3 million as of July 2, 2011 and $0.3 million as of January 1, 2011. Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the six months ended July 2, 2011 was $21 thousand and will be $44 thousand annually thereafter.

	As of
(In millions)	July 2, 2011	January 1, 2011
Gross intangible assets	$2.8	$2.7
Accumulated amortization of intangible assets	(2.5)	(2.4)

Total	$0.3	$0.3

Note Ten — Other Long-Term Assets

Other long-term assets were $5.1 million as of July 2, 2011 and $3.6 million as of January 1, 2011. Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	July 2, 2011	January 1, 2011
Behavioral Analytics deferred costs	$2.5	$2.1
Prepaid commissions	2.4	1.2
Other	0.2	0.3

Total	$5.1	$3.6

Note Eleven — Comprehensive Net Income (Loss)

Comprehensive net income (loss) is comprised of the following:

	For the		For the
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net income (loss)	$27.3	$(3.7)	$22.6	$(8.8)
Other comprehensive loss:
Effect of currency translation	—	(0.1)	(0.1)	(0.2)

Comprehensive net income (loss)	$27.3	$(3.8)	$22.5	$(9.0)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $3.8 million and $3.7 million as of July 2, 2011 and January 1, 2011, respectively.

Note Twelve — Income (Loss) Per Share

The following table sets forth the computation of the income (loss) and shares used in the calculation of basic and diluted income (loss) per share:

	For the		For the
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net income (loss)	$27.3	$(3.7)	$22.6	$(8.8)
Series B Stock dividends(1)	(0.3)	(0.3)	(0.6)	(0.6)

Net income (loss) available to common stockholders	$27.0	$(4.0)	$22.0	$(9.4)

Per common share
Basic income (loss) before Series B Stock dividends	$1.93	$(0.27)	$1.61	$(0.65)

Basic net income (loss) available to common stockholders	$1.91	$(0.30)	$1.57	$(0.70)

(In thousands)
Weighted average common shares outstanding	14,111	13,690	14,032	13,574

Currently antidilutive common stock equivalents(2)	3,261	4,217	3,834	4,109

(1)	The Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock, for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008. The dividend payment of $1.9 million was paid on July 1, 2011.
(2)	In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Thirteen — Leases

Capital Leases

The Company acquired $2.1 million and $0.2 million of computer equipment using capital leases in the first six months of 2011 and 2010, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $0.8 million and $0.7 million of depreciation on capital leases in the first six months of 2011 and 2010, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We currently expect capital investments to be between $4.0 million and $5.0 million for fiscal year 2011 and plan on funding approximately $3.5 million to $4.5 million of these investments with capital leases.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 2, 2011:

(In millions)	Continuing Operations
Year
2011	$1.2
2012	1.8
2013	1.0
2014	—
Thereafter	—

Total minimum lease payments	$4.0
Less: estimated executory costs	(0.3)

Net minimum lease payments	$3.7
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$3.4

Capital leases consisted of the following:

	As of
	July 2, 2011	January 1, 2011
Other current liabilities	$1.8	$1.3
Other long-term liabilities	1.6	1.0

Total	$3.4	$2.3

Note Fourteen — Segment Information

The Company operated in two business segments, the Behavioral Analytics Service Business Unit and the ICS Business Unit, until May 28, 2011, the date of the close of the sale of the ICS Business Unit, at which point the Company began operating in a single business segment, focused primarily on Behavioral Analytics.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at July 2, 2011 Using
(In millions)	Total carrying at July 2, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$28.3	$28.3	$0	$0

	Fair Value Measurements at January 1, 2011 Using
(In millions)	Total carrying at January 1, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$15.8	$15.8	$0	$0

Note Sixteen — Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of July 2, 2011 and January 1, 2011. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (ASC 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ASU No. 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of ASU No. 2010-28 was effective for our fiscal year beginning January 2, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income (ASC 220), which requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update will be effective after December 15, 2011. The Company is currently evaluating the impact of adopting this update on our consolidated financial statements.

Note Eighteen — Litigation and Other Contingencies

On July 12, 2011, arbitration proceedings between the Company and TCV (as defined below) were initiated in the Court of Chancery of the State of Delaware. The arbitration proceedings are contemplated under the terms of the Dispute Resolution Agreement dated as of April 26, 2011 between the Company and TCV III, G.P., TCV III (Q), L.P., TCV III, L.P., TCV III Strategic Partners, L.P., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, “TCV”), each in its capacity as a holder of the Company’s outstanding Series B Stock. As previously disclosed, TCV has expressed its position that a cash payment equal to the full amount of the liquidation preference, which is currently approximately $18.1 million, was due to the holders of Series B Stock immediately upon the closing of the sale of the ICS Business Unit. Based on the advice of our legal counsel, we do not agree with TCV’s position. In addition, Sutter Hill Ventures (“SHV”), the other holder of a significant percentage of the outstanding Series B Stock, does not agree with TCV’s position.

During the pendency of the arbitration, the Company has agreed to maintain cash and cash equivalents in an amount sufficient to pay in full the liquidation preference on the Series B Stock. While the Company believes that its disagreement with TCV’s position has a substantial legal basis, the Company is unable to predict the outcome of the arbitration proceedings and does not provide any assurances in this regard. The outcome of any arbitration proceedings may have a material adverse effect on the Company’s remaining business.

The Company is a party to various agreements, including substantially all major services agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by the Company in the course of its engagements. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular agreement. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of July 2, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, our ability to collect accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, and the ability to realize our net deferred tax assets, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Discontinued Operations

ICS Business Unit Transaction

On March 17, 2011, the Company entered into an acquisition agreement with TeleTech pursuant to which TeleTech agreed to purchase substantially all of the assets, and assume certain of the liabilities, related to the Company’s ICS Business Unit and “eLoyalty” registered trademark / trade name. The sale of the ICS Business Unit closed on May 28, 2011 and, effective June 1, 2011, the Company changed its name from eLoyalty Corporation to Mattersight Corporation.

The results of operations of the ICS Business Unit are reported as discontinued operations for all periods presented. Certain corporate and general costs which have historically been allocated to the ICS Business Unit remain with the Company after the sale of the ICS Business Unit.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis. The adoption of this guidance will not impact our revenue recognition with respect to the Behavioral Analytics Service for the following reason: the implementation services sold with our hosting service are not separated into multiple accounting units because there is not standalone fair value for these implementation services. We recognize these implementation services over the anticipated term of the hosting services, currently the contract term. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

Historically, for the ICS Business Unit, the Company utilized VSOE to allocate revenue to various elements in an arrangement. We determined VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, we established VSOE through the stated renewal approach. In the past, we were able to establish VSOE for our product and service offerings except for software. If we were not able to establish VSOE for an offering, we attempted to establish fair value by utilizing TPE. TPE is established by obtaining evidence from comparable offerings from a peer company. If the Company is unable to establish fair value using VSOE or TPE, the Company uses ESP in its allocation of revenue. To determine ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. These factors include internal costs, gross margin objectives, and existing portfolio pricing and discounting. We currently have no offerings where TPE or ESP is used to establish fair value.

Within discontinued operations, some of our sales arrangements had multiple deliverables containing software and related software components. Such sale arrangements were subject to the accounting guidance in ASC 985-605, Software Revenue Recognition.

Continuing Operations

Behavioral Analytics Revenue

Managed services revenue included in Behavioral Analytics revenue consists of planning, deployment, training, and subscription fees. Planning, deployment, and training fees, which are considered to be installation fees related to long-term subscription contracts, are deferred until an installation is complete and are then recognized over the term of the applicable subscription contract. The terms of these subscription contracts generally range from three to five years. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the term of the subscription contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics System and/or the number of hours of calls analyzed during the relevant month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

Consulting services revenue included in the Behavioral Analytics revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training. These follow-on consulting services are generally performed for the Company’s clients on a fixed-fee basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

Other Revenue

Other revenue consists of Marketing Managed Services revenue and CRM Services revenue. Marketing Managed Services revenue is derived from marketing application hosting. This revenue is generally in the form of fixed monthly fees received from the Company’s clients and is recognized as the services are performed for each client. Any related setup fee would be recognized over the contract period of the hosting arrangement.

CRM Services revenue consists of fees generated from the Company’s operational consulting services, which are provided to the Company’s clients on a time-and-materials or fixed-fee basis. The Company recognizes revenue as the services are performed for time-and-materials engagements. For fixed-fee engagements, revenue is recognized based on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract.

Discontinued Operations

Integrated Contact Solutions Service Line

Managed services revenue included in the Integrated Contact Solutions Service Line consisted of fees generated from the Company’s contact center support and monitoring services. Support and monitoring services generally were contracted for a fixed fee, and the revenue was recognized ratably over the term of the contract. Support fees that were contracted on a time-and-materials basis were recognized as the services were performed for the client.

For fixed fee Managed services contracts, where the Company provided support for third-party software and hardware, revenue was recorded at the gross amount of the sale. If the contract did not meet the requirements for gross reporting, then Managed services revenue was recorded at the net amount of the sale.

Consulting services revenue included in the Integrated Contact Solutions Service Line consisted of the modeling, planning, configuring, or integrating of an Internet Protocol network solution within the Company’s clients’ contact center environments. These services were provided to the client on a time-and-materials or fixed-fee basis. For the integration of a system, the Company recognized revenue as the services were performed, with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract. For all other consulting services, the Company recognized revenue as the services were performed for the client.

Revenue from the sale of Product, which was generated primarily from the resale of third-party software and hardware by the Company, was generally recorded at the gross amount of the sale when it was delivered to the client.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with cost-reduction efforts undertaken during fiscal years 2006 through 2011. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations is based in part on assumptions and estimates regarding the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized. An adjustment related to sublease efforts was made in fiscal years 2011 and 2010.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Included in our income tax provision is a tax benefit of $3.6 million for the three and six months ended July 2, 2011, primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. There was no tax benefit recorded for the three months or six months ended June 26, 2010.

The tax impact of certain significant, unusual, or infrequently occurring items (such as the disposal of assets of a business) must be recorded in the interim period in which they occur; however, the accounting policies for interim reporting require the Company to apply an estimated annual income tax rate to its year-to-date continuing operations ordinary earnings and losses to derive its income tax provision for each quarter. Thus, depending upon the level of our future earnings and losses and their impact on income from discontinued operations, it is possible that the overall tax expense may change or even partially reverse in future periods.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended January 1, 2011.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of Form 10-K for the year ended January 1, 2011.

We cannot guarantee any future results, levels of activity, performance, or achievements. The statements made in this Form 10-Q represent our views as of the date of this Form 10-Q, and it should not be assumed that the statements made in this Form 10-Q remain accurate as of any future date. Moreover, we assume no obligation to update forward-looking statements, except as may be required by law.

Background

Following the sale by the Company of its ICS Business Unit on May 28, 2011, the Company changed its corporate name to Mattersight Corporation and began operating in a single business segment, focused primarily on Behavioral Analytics. Mattersight is a leader in enterprise analytics and the only company focused on providing behavioral analytics as a managed service. Through its Behavioral Analytics offerings, the Company generates two types of revenue:

(1)	Managed services revenue, which is recurring, annuity revenue from long-term (generally three- to five-year) contracts and includes subscription and amortized deployment revenue; and

(2)	Consulting services revenue, which is generally project-based and sold on a time-and-materials or fixed-fee basis and includes follow-on consulting revenue.

Set forth below is a more detailed description of the capabilities that the Company currently offers.

Behavioral Analytics Service

The Company’s multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and automatically applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, the Company’s Behavioral Analytics offerings enable its customers to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through its Behavioral Analytics offerings, Mattersight helps its clients:

•	Automatically measure customer satisfaction and agent performance on every call;

•	Identify and understand customer personality;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications;

•	Improve cross-sell and up-sell success rates;

•	Improve the efficiency and effectiveness of collection efforts;

•	Identify customer experience issues and score calls for retention risk;

•	Measure and improve supervisor effectiveness and coaching;

•	Improve agent effectiveness by analyzing key attributes of desktop usage;

•	Predict likelihood of a customer attrition; and

•	Identify fraud callers and improve authentication processes.

The Company has designed a highly-scalable, flexible, and adaptive application platform to enable the Company to implement and operate its Behavioral Analytics offerings for its clients. These offerings are primarily delivered through a SaaS model, as a managed subscription service from which Mattersight derives Managed services revenue and Consulting services revenue. Managed services revenue consists of deployment and subscription services and Consulting services revenue consists of post-deployment follow-on services, including coaching and training and custom data analysis.

In addition to our Behavioral Analytics offerings, Mattersight also generates revenue from the following services.

Marketing Managed Services

Marketing Managed Services revenue is derived from marketing application hosting services.

CRM Services

CRM Services revenue is derived from operational consulting services that enhance business performance through improved process efficiencies and redesign of workflows.

Types of Revenue

Managed Services

Growth in Managed services revenue is primarily driven by the sale of Behavioral Analytics engagements, including the deployment and ongoing operation of our proprietary Behavioral Analytics System. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a contract duration that is generally three to five years. The fees and costs related to the initial deployment are deferred and amortized over the term of the contract.

We also generate Managed services revenue from Marketing Managed Services, specifically, from hosted customer and campaign data management. This source of Managed services revenue is likely to diminish over time as we focus on growth through our Behavioral Analytics offerings.

Consulting Services

In addition to the Consulting services revenue generated by Behavioral Analytics engagements, we derive a portion of our revenue from CRM Services for long-standing accounts. Revenue from CRM Services is anticipated to diminish over time as demand for these services continues to decline and we focus on growth through our Behavioral Analytics offerings. We bill for Consulting services on a time-and-materials or fixed-fee basis.

Business Outlook

Following the sale by the Company of its ICS Business Unit, the Company began operating in a single business segment, focused primarily on Behavioral Analytics. The Company believes that Behavioral Analytics represents the greatest opportunity for maximizing long-term growth and shareholder value. We estimate the market potential in the United States for all of our current analytics offerings at over $10 billion per year. The market for enterprise analytics is very new and we currently estimate it to be less than 5% penetrated.

Our business strategy to increase revenue, profitability, and capture market share includes the following elements:

•	Increase up-sell and cross-sell ratios by deepening and broadening our relationships with existing clients;

•	Win business with new clients, focusing on contact center and back-office offerings in targeted industries;

•	Continue to invest in innovative proprietary technology, new applications, and delivery methods;

•	Continue bookings growth and improve operating leverage;

•	Expand our sales and marketing efforts with seasoned enterprise sales agents and strategic marketing professionals;

•	Develop partnerships and strategic alliances to expand sales leverage, improve brand awareness, and reach new industries while providing value to our mutual clients; and

•	Expand internationally into select markets.

Resulting from our delivery of measurable economic benefit to our clients, we have seen increasing penetration within existing accounts, due to an increase in adoption of our base Behavioral Analytics offerings across separate and distinct business units, as well as the adoption of new applications within existing business units. For this reason, we are focused on further penetrating what we estimate to be a large existing base market with a less expensive cost of acquisition. In addition, we anticipate reaching new clients through the efforts of our expanded, seasoned sales force, as well as through the strategic partnerships and alliances we target.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with our Managed services agreements. The Behavioral Analytics Managed services backlog was $100.0 million as of July 2, 2011, and $84.5 million as of January 1, 2011. This increase in backlog is due to the value of the Managed services contracts signed in the first six months of 2011 exceeding the amount of Managed services revenue in the first six months of 2011. We expect Behavioral Analytics Managed service backlog to increase in 2011 based on the impact of anticipated renewals of existing agreements and anticipated contract signings with clients included in our current sales pipeline.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Actual volumes may be greater or less than anticipated. In addition, actual agreement terms may vary from the anticipated terms because these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported Behavioral Analytics Managed service backlog is expected to be recognized as follows: $14.5 million in 2011; $32.1 million in 2012; $25.1 million in 2013; and $28.3 million in 2014 and thereafter.

Second Quarter 2011 Compared with Second Quarter 2010

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased 7% to $6.6 million in the second quarter of 2011 from $7.1 million in the second quarter of 2010. The decrease in services revenue resulted from lower Other revenue, partially offset by an increase in Behavioral Analytics revenue.

Behavioral Analytics revenue was $6.2 million in the second quarter of 2011, an increase of $0.7 million, or 13%, from $5.5 million in the second quarter of 2010. The increase in Behavioral Analytics revenue reflects the higher subscription fees resulting from the conversion of several clients from the deployment phase and increased demand for our consulting services in the second quarter of 2011.

Other revenue decreased by $1.1 million in the second quarter of 2011 to $0.5 million, from $1.6 million in the second quarter of 2010, a decrease of 69%. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services and CRM Services performed in the second quarter of 2010 and lower demand for our CRM Services from existing clients.

The Company’s top five clients accounted for 73% of total revenue in the second quarter of 2011, compared to 70% in the second quarter of 2010. The top 10 clients accounted for 91% of total revenue in the second quarter of 2011, compared to 88% in the second quarter of 2010. In the second quarters of 2011 and 2010, there were three and four clients, respectively, that accounted for 10% or more of total revenue. In the second quarter of 2011, Vangent, Inc. accounted for 24% of total revenue, Health Care Service Corporation accounted for 16% of total revenue, and Allstate Insurance Company accounted for 14% of total revenue. In the second quarter of 2010, Vangent, Inc. accounted for 20% of total revenue, United HealthCare Services, Inc. accounted for 16% of total revenue, Health Care Service Corporation accounted for 13% of total revenue, and Allstate Insurance Company accounted for 12% of total revenue. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue in the second quarter of 2011 was $2.8 million, or 45% of Behavioral Analytics revenue, compared to $2.7 million, or 49% of Behavioral Analytics revenue, in the second quarter of 2010. The increase in cost was primarily due to increased compensation expense of $0.5 million, partially offset by increased cost deferrals for Behavioral Analytics of $0.4 million.

Cost of other revenue in the second quarter of 2011 was $0.3 million, or 66% of Other revenue, compared to $1.0 million, or 65% of Other revenue, in the second quarter of 2010. The decrease in cost was largely due to lower compensation expense of $0.7 million.

Sales, Marketing and Development

Sales, marketing and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, marketing, and solution development/support personnel, as well as costs for our customer technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Sales, marketing and development expenses increased $0.1 million, or 2%, to $5.2 million in the second quarter of 2011 from $5.1 million in the second quarter of 2010. This increase is due to increased compensation expense of $0.1 million.

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

General and administrative expenses increased $0.1 million, or 5%, to $2.1 million in the second quarter of 2011 from $2.0 million in the second quarter of 2010. This increase is due to increased legal fees and outside services costs of $0.1 million.

Severance and Related Costs

In 2011 and 2010, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in the second quarter of 2011 are anticipated to be $0.1 million annually. The cost reduction actions taken in fiscal year 2010 resulted in annual cash savings of $2.8 million. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets. Facility costs related to office space reductions and office closures will be paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.4 million of income in the second quarter of 2011 and $0.1 million of expense in the second quarter of 2010, respectively. In the second quarter of 2011, the $0.4 million of income for continuing operations related to the favorable renegotiation of a facility lease, partially offset by severance and related costs for the elimination of one position. In the second quarter of 2010, the Company recorded $0.1 million of expense primarily related to the elimination of five positions.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 11%, to $0.8 million in the second quarter of 2011 compared to $0.9 million in the second quarter of 2010. The decrease in depreciation and amortization is primarily related to assets becoming fully depreciated.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $4.3 million for the second quarter of 2011, compared to an operating loss of $4.8 million for the second quarter of 2010.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.1 million of expense in the second quarter of both 2011 and 2010, which was primarily related to interest expense on our capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $3.6 million in the second quarter of 2011 and the income tax provision was less than $0.1 million in the second quarter of 2010. The $3.6 million tax benefit primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. As of July 2, 2011, total net deferred tax assets of $64.3 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

The income from discontinued operations in the second quarter of 2011 was $28.1 million, net of tax of $7.4 million and the income in the second quarter of 2010 was $1.3 million.

The pretax loss from discontinued operations of $1.0 million in the second quarter of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the second quarter of 2011 was $36.4 million. The income from discontinued operations of $1.3 million in the second quarter of 2010 was due to the impact of the results of the ICS Business Unit.

Net Income (Loss) Available to Common Stockholders

We reported net income available to common stockholders of $27.0 million in the second quarter of 2011 compared to a net loss available to common stockholders of $4.1 million in the second quarter of 2010. Accrued dividends to preferred stockholders were $0.3 million in the second quarter of both 2011 and 2010. The net income was $1.91 per share on a basic and diluted basis in the second quarter of 2011, compared to a net loss of $0.30 per share on a basic and diluted basis in the second quarter of 2010.

First Six Months of 2011 Compared with First Six Months of 2010

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased 13% to $13.2 million in the first six months of 2011 from $15.1 million in the first six months of 2010.

Behavioral Analytics revenue remained constant at $12.0 million in the first six months of 2011 and 2010. The first quarter of 2010 included the $0.7 million impact of the cancellation of an agreement. Excluding the revenue impact of this cancellation in the first quarter of 2010, Behavioral Analytics revenue increased $0.7 million in the first six months of 2011 due to increased subscription fees associated with the conversion of several deployments to the subscription phase.

Other revenue decreased by $1.9 million in the first six months of 2011 to $1.2 million, from $3.1 million in the first six months of 2010, a decrease of 61%. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services and CRM Services performed for clients in the first six months of 2010 and lower demand for CRM Services from existing clients who utilize these services.

The Company’s top five clients accounted for 73% of total revenue in the first six months of 2011, compared to 68% in the first six months of 2010. The top 10 clients accounted for 91% of total revenue in the first six months of 2011, compared to 86% in the first six months of 2010. In the first six months of 2011 and 2010, there were three and four clients, respectively, that accounted for 10% or more of total revenue. In the first six months of 2011, Vangent, Inc. accounted for 24% of total revenue, Health Care Service Corporation accounted for 16% of total revenue, and Allstate Insurance Company accounted for 14% of total revenue. In the first six months of 2010, Vangent, Inc. accounted for 19% of total revenue, United HealthCare Services, Inc. accounted for 15% of total revenue, Health Care Service Corporation accounted for 13% of total revenue, and Allstate Insurance Company accounted for 12% of total revenue. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation of our delivery personnel. Cost of services also includes employee costs for travel expenses, training, laptop computer leases, and other expenses of a non-billable nature. Cost of services excludes depreciation and amortization.

Cost of subscription revenue in the first six months of 2011 was $5.5 million, or 46% of Behavioral Analytics revenue, compared to $5.8 million, or 48% of Behavioral Analytics revenue, in the first six months of 2010. The decrease in cost was primarily due to increased cost deferrals for Behavioral Analytics of $1.3 million, partially offset by increased compensation expense of $1.1 million.

Cost of other revenue in the first six months of 2011 was $0.7 million, or 60% of Other revenue, compared to $2.3 million, or 76% of Other revenue, in the first six months of 2010. The decrease in cost was largely due to lower compensation expense of $1.4 million and lower subcontractor costs of $0.1 million.

Sales, Marketing and Development

Sales, marketing and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, marketing, and solution development/support personnel, as well as well as costs for our customer technology infrastructure and applications. The personnel costs included here are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Sales, marketing and development expenses increased $0.3 million, or 3%, to $10.6 million in the first six months of 2011 from $10.3 million in the first six months of 2010. This increase is due to increased sales commissions of $0.6 million, partially offset by lower compensation costs of $0.3 million.

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

General and administrative expenses increased $0.2 million, or 5%, to $4.4 million in the first six months of 2011 from $4.2 million in the first six months of 2010. This increase is due to increased legal, audit and tax fees of $0.2 million.

Severance and Related Costs

In 2011 and 2010, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and reduced leased office space. Cash savings related to cost reduction actions taken in the first six months of 2011 are anticipated to be $0.1 million annually. The cost reduction actions taken in fiscal year 2010 resulted in annual cash savings of $2.8 million. Facility costs related to office space reductions and office closures will be paid pursuant to contractual lease terms through January 2012.

Severance and related costs was $0.4 million of income in the first six months of 2011 and $0.2 million of expense in the first six months of 2010. In the first six months of 2011, the $0.4 million of income for continuing operations was related to the favorable renegotiation of a facility lease, partially offset by severance and related costs for the elimination of one position. In the first six months of 2010, the Company recorded $0.2 million of expense, primarily related to the elimination of sixteen positions and an adjustment to sublease recoveries.

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 11%, to $1.6 million in the first six months of 2011 compared to $1.8 million in the first six months of 2010. The decrease in depreciation and amortization is primarily related to certain assets becoming fully depreciated.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $9.2 million for the first six months of 2011, compared to an operating loss of $9.5 million for the first six months of 2010.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.1 million of income in the first six months of 2011 and less than $0.1 million of expense in the first six months of 2010. In the first six months of 2011, the $0.1 million of income was primarily related to favorable exchange rates on intercompany settlements, partially offset by interest expense on our capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit (provision) was a benefit of $3.6 million in the first six months of 2011 and the income tax provision was less than $0.1 million in the first six months of 2010. The $3.6 million tax benefit primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. As of July 2, 2011, total net deferred tax assets of $64.3 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

The income from discontinued operations in the first six months of 2011 was $28.2 million, net of tax of $7.4 million and the income in the first six months of 2010 was $0.8 million.

The pretax loss from discontinued operations of $0.8 million in the first six months of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the first six months of 2011 was $36.4 million. The income from discontinued operations of $0.8 million in the first six months of 2010 was due to the impact of the results of the ICS Business Unit and the sale of a subsidiary in Switzerland.

Net Income (Loss) Available to Common Stockholders

We reported net income available to common stockholders of $22.0 million in the first six months of 2011 compared to a net loss available to common stockholders of $9.4 million in the first six months of 2010. Accrued dividends to preferred stockholders were $0.6 million in the first six months of both 2011 and 2010. In the first six months of 2011, there was net income of $1.57 per share on a basic and diluted basis, compared to a net loss of $0.70 per share on a basic and diluted basis in the first six months of 2010.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of July 2, 2011, our principal capital resources consisted of (1) our cash and cash equivalents balance of $21.6 million, which includes $1.6 million in foreign bank accounts, (2) restricted cash of $19.6 million, and (3) the remaining $3.5 million under the Bank Facility, as defined below.

Our cash and cash equivalents position increased $0.7 million, or 3%, as of July 2, 2011, from $20.9 million as of January 1, 2011. Our ICS Business Unit, which was classified as discontinued operations in our condensed consolidated financial statements, did not include any cash or cash equivalents.

The increase in cash in the first six months of 2011 was primarily due to the proceeds from the sale of the ICS Business Unit, which was largely offset by an increase in restricted cash, the net loss before depreciation, amortization and stock-based compensation, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by lower working capital requirements. Restricted cash increased by $17.1 million for the first six months of 2011 and remained constant for the first six months of 2010. As discussed in Note Eighteen “Litigation and Other Contingencies” restricted cash includes $18.1 million, which currently represents the full liquidation preference of the Series B Stock. The balance of restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first six months of 2011 and 2010 was $6.5 million and $8.7 million, respectively. During the first six months of 2011, cash outflows of $6.5 million from operating activities consisted primarily of the net loss before depreciation, amortization, and stock-based compensation, and an increase in prepaid costs of $2.2 million, which primarily consist of costs associated with unearned revenue, partially offset by unearned revenue of $0.4 million as a result of customer prepayments.

During the first six months of 2010, cash outflows of $8.7 million from operating activities of continuing operations consisted primarily of the net loss before depreciation, amortization, stock-based compensation, and a $2.5 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, partially offset by accounts receivable collections of $1.0 million.

Net cash used in operating activities of discontinued operations during the first six months of 2011 was $4.7 million. During the first six months of 2011, cash outflows of $4.7 million from operating activities consisted primarily of a $5.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, partially offset by lower prepaid costs of $1.0 million, due primarily to the amortization of costs associated with the unearned revenue.

Net cash provided by operating activities of discontinued operations during the first six months of 2010 was $5.4 million and consisted primarily of an increase in unearned revenue of $9.5 million as a result of customer prepayments, partially offset by an increase in prepaid costs of $5.8 million which primarily consist of costs associated with unearned revenue.

Days Sales Outstanding (“DSO”) for continuing operations was 30 days at July 2, 2011 compared to 23 days at January 1, 2011, an increase of seven days. This increase was primarily due to the impact of the completion of the sale of the ICS Business Unit on our customer concentration. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of July 2, 2011, there remained $13 thousand and $61 thousand of unpaid severance and related costs for continuing operations and discontinued operations, respectively. See Note Six “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.6 million of cash in continuing investing activities during the first six months of 2011 and 2010. Capital expenditures of $0.6 million were primarily used to purchase computer hardware and software during the first six months of 2011 and 2010. We currently expect capital investments to be between $4.0 million and $5.0 million for fiscal year 2011 and plan on funding approximately $3.5 million to $4.5 million of these investments with capital leases.

Net cash provided by discontinued investing activities was $34.0 million during the first six months of 2011 and a $1.2 million use of cash during the first six months of 2010. Proceeds from sale of assets held for sale were $34.5 million during the first six months of 2011. The remaining cash usage in 2011 and 2010 is primarily due to capital expenditures for the purchase of computer hardware and software.

Cash Flows from Financing Activities

The Company used $20.5 million and $2.1 million of cash in continuing financing activities during the first six months of 2011 and 2010, respectively. Net cash outflows of $20.5 million during the first six months of 2011 were primarily attributable to a $17.1 million increase in restricted cash, $1.9 million for cash dividend payments on Series B Stock, $1.0 million of principal payments under our capital lease obligations, and $0.5 million of cash used to acquire treasury stock.

Net cash outflows of $2.1 million in continuing financing activities during the first six months of 2010 were primarily attributable to $0.8 million of principal payments under our capital lease obligations, $0.7 million for cash dividend payments on Series B Stock, and $0.7 million of cash used to acquire treasury stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

Net cash used in discontinued financing activities was $0.7 million and $54 thousand during the first six months of 2011 and 2010, respectively. The usage in 2011 was for $0.6 million of cash used to acquire treasury shares and in 2010 was for principal payments under our capital lease obligations.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. On July 1, 2011, a cash dividend of $1.9 million was paid on the Series B Stock for the dividend periods January 1, 2011 through June 30, 2011; July 1, 2010 through December 31, 2010; and July 1, 2008 through December 31, 2008. On January 4, 2010, a cash dividend of $0.6 million was paid on the Series B Stock for the dividend period July 1, 2009 through December 31, 2009. Under the terms of the Series B Charter, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. The Company expects to acquire between $0.2 million and $0.3 million of treasury stock during the third quarter of 2011 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $21.6 million as of July 2, 2011. In addition, we have restricted cash of $1.5 million with Bank of America (the “Bank”) at July 2, 2011 available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements. The remaining restricted cash balance of $18.1 million represents the full liquidation preference of the Series B Stock, as previously disclosed in Note Eighteen “Litigation and Other Contingencies.”

We anticipate that our current unrestricted cash resources, together with operating revenue and capital lease financing, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management continues to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the suspension or cancellation of a large project, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Bank Facility

The Company is a party to a loan agreement with the Bank, which expires on December 31, 2011. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of July 2, 2011. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $1.5 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $3.5 million remains available under the Facility at July 2, 2011. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first six months of 2011 or 2010.

Accounts Receivable Customer Concentration

As of July 2, 2011, five clients, Allstate Insurance Company, United HealthCare Services, Inc., Vangent, Inc., CVS Caremark Corporation and Wells Fargo Bank, N.A., accounted for 23%, 16%, 16%, 13% and 11% of total gross accounts receivable, respectively. Of these amounts, we have collected 37% from Allstate Insurance Company, 35% from United HealthCare Services, Inc., 100% from Vangent, Inc., 51% from CVS Caremark Corporation and 50% from Wells Fargo Bank, N.A. through August 1, 2011. Of the total July 2, 2011 gross accounts receivable, we have collected 46% as of August 1, 2011. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of July 2, 2011 and January 1, 2011 were $3.4 million and $2.3 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. Beginning in 2010, executed leases did not require an irrevocable letter of credit. Prior to 2010, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. We expect capital lease obligations to increase between $3.5 million to $4.5 million for fiscal year 2011 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of July 2, 2011. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.5	$1.5	$—	$—	$—
Operating leases	2.1	0.7	0.7	0.5	0.2
Capital leases	3.9	1.2	2.7	—	—
Severance and related costs	0.1	0.1	—	—	—
Purchase obligations	1.9	1.9	—	—	—

Total	$9.5	$5.4	$3.4	$0.5	$0.2

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of July 2, 2011 and January 1, 2011.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2011 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of July 2, 2011 and January 1, 2011.

Purchase Obligations

Purchase obligations include $1.6 million of commitments reflected as liabilities on our balance sheet as of July 2, 2011, as well as $0.3 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $1.9 million as of January 1, 2011.

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (ASC 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ASU No. 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of ASU No. 2010-28 was effective for our fiscal year beginning January 2, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income (ASC 220). This ASU requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update will be effective after December 15, 2011. The Company is currently evaluating the impact of adopting this update on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have interest rate risk with respect to changes in variable interest rates on our revolving line of credit, and our cash and cash equivalents and restricted cash. Interest on the line of credit is currently based on either the bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows. This interest rate risk will not have a material impact on our financial position or results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mattersight maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized, and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

See discussion under Note Eighteen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

The outcome of the arbitration proceedings relating to the Series B Stock liquidation preference may have a material adverse effect on our remaining business.

On July 12, 2011, arbitration proceedings between the Company and TCV were initiated in the Court of Chancery of the State of Delaware. The arbitration proceedings are contemplated under the terms of the Dispute Resolution Agreement dated as of April 26, 2011 between the Company and TCV, in its capacity as a holder of the Company’s outstanding Series B Stock. As previously disclosed, TCV has expressed its position that a cash payment equal to the full amount of the liquidation preference, which is currently approximately $18.1 million, was due to the holders of Series B Stock immediately upon the closing of the sale of the ICS Business Unit. Based on the advice of our legal counsel, we do not agree with TCV’s position. In addition, SHV, the other holder of a significant percentage of the outstanding Series B Stock, does not agree with TCV’s position.

During the pendency of the arbitration, the Company has agreed to maintain cash and cash equivalents in an amount sufficient to pay in full the liquidation preference on the Series B Stock. While the Company believes that its disagreement with TCV’s position has a substantial legal basis, the Company is unable to predict the outcome of the arbitration proceedings and does not provide any assurances in this regard. The outcome of any arbitration proceedings may have a material adverse effect on the Company’s remaining business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the second quarter of 2011. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 3, 2011 – May 2, 2011	—	$—
May 3, 2011 – June 2, 2011	133,054	$6.39
June 3, 2011 – July 2, 2011	—	$—

Total	133,054	$6.39

Item 6.	Exhibits

**10.1	Employment Agreement, effective as of June 6, 2011, between Tyson Marian and Mattersight Corporation.

**10.2	Amendment No. 1 to Acquisition Agreement, dated as of May 27, 2011, by and among TeleTech Holdings, Inc., Magellan Acquisition Sub, LLC and eLoyalty Corporation.

**10.3	Amendment No. 2 to Acquisition Agreement, dated as of June 20, 2011, by and among TeleTech Holdings, Inc., eLoyalty LLC (fka Magellan Acquisition Sub, LLC), and Mattersight Corporation (fka eLoyalty Corporation).

**10.4	Amendment No. 3 to Acquisition Agreement, dated as of July 26, 2011, by and among TeleTech Holdings, Inc., eLoyalty LLC (fka Magellan Acquisition Sub, LLC), and Mattersight Corporation (fka eLoyalty Corporation).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2011.

MATTERSIGHT CORPORATION

By	/S/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and Principal Financial and Accounting Officer)