Form 10-Q
period 2011-10-01
Mattersight Corp
filed 2011-11-10
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011

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

(877) 235-6925

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

The number of shares of the registrant’s Common Stock outstanding as of October 28, 2011 was 15,725,943.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	October 1, 2011	January 1, 2011

ASSETS:

Current Assets:
Cash and cash equivalents	$16,040	$20,872
Restricted cash	19,917	2,460
Receivables (net of allowances of $13 and $10)	2,680	2,041
Prepaid expenses	5,106	4,303
Other current assets	1,853	296
Current assets held for sale	—	26,946

Total current assets	45,596	56,918
Equipment and leasehold improvements, net	4,801	4,397
Goodwill	972	972
Intangibles, net	235	323
Other long-term assets	4,947	3,582

Total assets	$56,551	$66,192

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities:
Accounts payable	$457	$372
Accrued compensation and related costs	1,515	2,048
Unearned revenue	6,886	7,884
Other current liabilities	5,590	4,262
Current liabilities held for sale	—	31,433

Total current liabilities	14,448	45,999
Long-term unearned revenue	3,551	4,686
Other long-term liabilities	1,661	1,561

Total liabilities	19,660	52,246

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 3,549,078 and 3,549,078 shares issued and outstanding at October 1, 2011 and January 1, 2011, respectively, with a liquidation preference of $18,417 and $19,367 at October 1, 2011 and January 1, 2011, respectively	18,100	18,100
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
16,768,189 and 15,642,822 shares issued at October 1, 2011, and at January 1, 2011, respectively; and 15,723,175 and 14,786,005 outstanding at October 1, 2011 and January 1, 2011, respectively	168	156
Additional paid-in capital	212,691	207,985
Accumulated deficit	(184,476)	(204,139)
Treasury stock, at cost, 1,045,014 and 856,817 shares at
October 1, 2011 and January 1, 2011, respectively	(5,564)	(4,468)
Accumulated other comprehensive loss	(4,028)	(3,688)

Total stockholders’ equity (deficit)	18,791	(4,154)

Total liabilities and stockholders’ equity (deficit)	$56,551	$66,192

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2011	2010	2011	2010

Revenue:
Behavioral Analytics revenue	$6,523	$6,190	$18,510	$18,214
Other revenue	510	1,270	1,697	4,365

Total services revenue	7,033	7,460	20,207	22,579
Reimbursed expenses	87	140	240	481

Total revenue	7,120	7,600	20,447	23,060
Operating expenses:
Cost of Behavioral Analytics revenue	2,943	2,915	8,478	8,700
Cost of other revenue	290	810	1,007	3,156

Cost of services	3,233	3,725	9,485	11,856
Reimbursed expenses	87	140	240	481

Total cost of revenue, exclusive of depreciation and amortization shown below:	3,320	3,865	9,725	12,337
Sales, marketing and development	5,486	5,107	16,093	15,372
General and administrative	1,627	2,135	6,019	6,340
Severance and related costs	54	93	(376)	311
Depreciation and amortization	899	777	2,494	2,619

Total operating expenses	11,386	11,977	33,955	36,979

Operating loss	(4,266)	(4,377)	(13,508)	(13,919)
Interest and other income (expense), net	103	(47)	181	(65)

Loss from continuing operations before income taxes	(4,163)	(4,424)	(13,327)	(13,984)
Income tax benefit (provision)	1,652	(15)	5,280	(57)

Loss from continuing operations	(2,511)	(4,439)	(8,047)	(14,041)
(Loss) income from discontinued operations, net of tax	(477)	1,687	27,710	2,485

Net (loss) income	(2,988)	(2,752)	19,663	(11,556)
Dividends related to Series B Stock	(316)	(316)	(950)	(956)

Net (loss) income available to common stockholders	$(3,304)	$(3,068)	$18,713	$(12,512)

Per common share:
Basic loss from continuing operations	$(0.18)	$(0.32)	$(0.57)	$(1.03)

Basic (loss) income from discontinued operations	$(0.03)	$0.12	$1.96	$0.18

Basic net (loss) income available to common stockholders	$(0.23)	$(0.22)	$1.33	$(0.92)

Per common share:
Diluted loss from continuing operations	$(0.18)	$(0.32)	$(0.57)	$(1.03)

Diluted (loss) income from discontinued operations	$(0.03)	$0.12	$1.96	$0.18

Diluted net (loss) income available to common stockholders	$(0.23)	$(0.22)	$1.33	$(0.92)

Shares used to calculate basic net (loss) income per share	14,297	13,784	14,121	13,644

Shares used to calculate diluted net (loss) income per share	14,297	13,784	14,121	13,644

Stock-based compensation, primarily restricted stock, is included in individual line items above:

	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2011	2010	2011	2010
Cost of Behavioral Analytics revenue	$3	$17	$17	$59
Sales, marketing and development	1,002	813	3,277	2,405
General and administrative	265	289	991	869
Discontinued operations	—	374	1,568	1,100

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	Oct. 1,	Sept. 25,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$19,663	$(11,556)
Less: net income from discontinued operations	27,710	2,485

Net loss from continuing operations	(8,047)	(14,041)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,494	2,619
Stock-based compensation	4,285	3,333
Other	14	60
Changes in assets and liabilities:
Receivables	(684)	1,367
Prepaid expenses	(2,247)	629
Other assets	98	5
Accounts payable	(96)	153
Accrued compensation and related costs	(130)	(842)
Unearned revenue	(2,114)	(3,905)
Other liabilities	(5,623)	(219)

Total adjustments	(4,003)	3,200

Net cash used in continuing operations	(12,050)	(10,841)
Net cash (used in) provided by discontinued operations	(5,445)	1,687

Net cash used in operating activities	(17,495)	(9,154)

Cash Flows from Investing Activities:
Capital expenditures and other	(664)	(910)

Net cash used in continuing investing activities	(664)	(910)
Net cash provided by (used in) discontinued investing activities	35,842	(1,515)

Net cash provided by (used in) investing activities	35,178	(2,425)

Cash Flows from Financing Activities:
Increase in restricted cash	(17,457)	—
Payment of Series B Stock dividends	(1,901)	(1,297)
Acquisition of treasury stock	(681)	(956)
Principal payments under capital lease obligations	(1,360)	(1,156)
Proceeds from stock compensation and employee stock purchase plans, net	93	133

Net cash used in continuing financing activities	(21,306)	(3,276)
Net cash used in discontinued financing activities	(678)	(82)

Net cash used in financing activities	(21,984)	(3,358)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(298)	(28)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	(233)	12

Effect of exchange rate changes on cash and cash equivalents	(531)	(16)

Decrease in cash and cash equivalents	(4,832)	(14,953)
Cash and cash equivalents, beginning of period	20,872	28,982

Cash and cash equivalents of continuing operations, end of period	$16,040	$14,029

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,311	$215
Capital equipment purchased on credit	2,311	215

Supplemental Disclosures of Cash Flow Information:
Interest paid	$139	$125

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of October 1, 2011 and January 1, 2011, the condensed consolidated results of our operations for the three months and nine months ended October 1, 2011 and September 25, 2010, and our condensed consolidated cash flows for the nine months ended October 1, 2011 and September 25, 2010, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. The results of operations for the three and nine months ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Note Two — Summary of Significant Accounting Policies

The sale by the Company of its Integrated Contact Solutions Business Unit (the “ICS Business Unit”) and “eLoyalty” registered trademark / trade name to TeleTech Holdings, Inc., a Delaware corporation, and Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc., closed on May 28, 2011, and the Company changed its name from eLoyalty Corporation to Mattersight Corporation effective June 1, 2011. Therefore, the results of operations of the ICS Business Unit are reported as discontinued operations for all periods presented. Additionally, certain corporate and general costs that had historically been allocated to the ICS Business Unit were reallocated to the Company and are reflected in all periods presented. Mattersight now reports financial results on a single business segment, primarily focused on its Behavioral Analytics Service (“Behavioral Analytics”).

Except for the changes described above, there have been no other changes with respect to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note Three — Discontinued Operations

The following table summarizes the components included within the income from discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations for the periods indicated.

	For the		For the
	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
(In millions)	2011	2010	2011	2010
Net sales	$—	$15.8	$22.9	$42.2
Total expenses	(0.3)	(14.1)	(24.0)	(39.7)
Gain from sale of assets	0.1	—	36.5	—
Provision for income taxes	(0.3)	—	(7.7)	—

(Loss) income from discontinued operations	$(0.5)	$1.7	$27.7	$2.5

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Included in our continuing operations income tax provision is a tax benefit of $1.7 million for the three months ended October 1, 2011 and $5.3 million for the nine months ended October 1, 2011. There was no tax benefit recorded for the three months or nine months ended September 25, 2010. Included in our discontinued operations income tax provision is tax expense of $0.2 million for the three months ended October 1, 2011 and $7.7 million for the nine months ended October 1, 2011. There was no tax expense recorded for the three months or nine months ended September 25, 2010. Depending upon the level of our future earnings and losses and their impact on income from discontinued operations, it is possible that these tax adjustments may change or even reverse in future periods.

While we are required to account for the income tax provision as stated in the previous paragraph, based on our 2011 forecasted results for continuing operations, we anticipate that our 2011 tax liability will be approximately $0.5 million.

Note Four — Revenue Recognition

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

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics System, and/or the number of hours of calls analyzed during the relevant month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

Consulting services revenue included in Behavioral Analytics revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training. These follow-on consulting services are generally performed for the Company’s clients on a fixed-fee basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to date compared to the total estimated hours over the entire term of the contract.

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

Consulting services revenue included in the Integrated Contact Solutions Service Line consisted of the modeling, planning, configuring, or integrating of an Internet Protocol network solution within the Company’s clients’ contact center environments. These services were provided to clients on a time-and-materials or fixed-fee basis. For the integration of a system, the Company recognized revenue as the services were performed, with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire term of the contract. For all other consulting services, the Company recognized revenue as the services were performed for the client.

Revenue from the sale of Product, which was generated primarily from the resale of third-party software and hardware by the Company, was generally recorded at the gross amount of the sale when it was delivered to the client.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis. The adoption of this guidance does not impact our revenue recognition with respect to Behavioral Analytics because the implementation services sold with our hosting service are not separated into multiple accounting units because there is no standalone fair value for these services. We recognize these services revenues over the anticipated term of the hosting services, currently the contract term. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

Historically, for the ICS Business Unit, the Company utilized VSOE to allocate revenue to various elements in an arrangement. We determined VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we required that a substantial majority of the selling prices for a product or consulting services falls within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, we established VSOE through the stated renewal approach. Previously, we were able to establish VSOE for our product and service offerings except for software. If we were not able to establish VSOE for an offering, we attempted to establish fair value by utilizing TPE. TPE is established by obtaining evidence from comparable offerings from a peer company. If the Company was unable to establish fair value using VSOE or TPE, then the Company used ESP in its allocation of revenue. To determine ESP, we applied significant judgment as we weighed a variety of factors, based on the facts and circumstances of the arrangement. These factors included internal costs, gross margin objectives, and existing portfolio pricing and discounting. We currently have no offerings where TPE or ESP is used to establish fair value.

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

Note Five — Stock-Based Compensation

The Company has several stock-based compensation plans, as described more fully in Note 14 in the Company’s Annual Report for the period ended January 1, 2011. Stock-based compensation expense from continuing operations was $1.3 million and $1.1 million for the three months ended October 1, 2011 and September 25, 2010, respectively, and $4.3 million and $3.3 million for the nine months ended October 1, 2011 and September 25, 2010, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of October 1, 2011, there were a total of 921,366 shares of Common Stock available for future grants under the 1999 Plan and from treasury stock. In accordance with its terms, the Company’s 2000 Plan expired on September 23, 2011 and 20,620 treasury shares thereunder were cancelled, representing all authorized and unissued treasury shares under the 2000 Plan.

Restricted Stock

Restricted and installment stock award activity was as follows for the nine months ended October 1, 2011:

		Weighted
		Average
	Shares	Price
Nonvested balance at January 1, 2011	903,040	$6.12

Granted	1,199,455	$6.64
Vested	(614,572)	$7.09
Forfeited	(109,689)	$6.49

Nonvested balance at October 1, 2011	1,378,234	$6.43

	For the		For the
	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
(In millions)	2011	2010	2011	2010
Total fair value of restricted and installment stock awards vested	$0.5	$0.7	$3.9	$2.9

Following the completion of the sale of the ICS Business Unit on May 28, 2011, 21,278 unvested restricted stock awards and 8,750 stock options held by the employees of the ICS Business Unit were cancelled pursuant to the terms of the respective Restricted Stock Award and Stock Option Agreements.

As of October 1, 2011, there remained $6.5 million of unrecognized compensation expense related to restricted and installment stock awards related to continuing operations. These costs are expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.1 million for the three months ended October 1, 2011 and $0.2 million for the three months ended September 25, 2010, and $0.4 million for the nine months ended October 1, 2011 and $0.8 million for the nine months ended September 25, 2010.

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

Option activity was as follows for the nine months ended October 1, 2011:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,252,392	$12.37

Granted	80,000	$6.20
Exercised	—	$—
Forfeited	(154,457)	$18.07

Outstanding as of October 1, 2011	1,177,935	$11.21

Exercisable as of October 1, 2011	957,816	$12.49

Outstanding intrinsic value at October 1, 2011 (in millions)	$0.1

Exercisable intrinsic value at October 1, 2011 (in millions)	$0.1

	For the		For the
	Three Months Ended		Nine Months Ended
(In millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Total fair value of stock options vested	$0.1	$0.3	$0.6	$0.9
Intrinsic value of stock options exercised	$—	$—	$—	$—
Proceeds received from option exercises	$—	$—	$—	$—

As of October 1, 2011, there remains $0.7 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The fair value for options granted during the nine months ended October 1, 2011 and September 25, 2010 was estimated on the date of grant using a Black-Scholes option-pricing model. The Company used the following assumptions:

	For the Nine Months Ended
	Oct. 1, 2011	Sept. 25, 2010
Risk-free interest rates	1.2%	1.8%
Expected dividend yield	—	—
Expected volatility	68%	68%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first business day and ends on the last business day of each calendar quarter. A total of 8,348 shares and 10,055 shares were issued during the three months ended October 1, 2011 and September 25, 2010, respectively, and 20,032 shares and 26,020 shares were issued during the nine months ended October 1, 2011 and September 25, 2010, respectively. We recorded $10 thousand and $16 thousand of expense for this plan for the three months ended October 1, 2011 and September 25, 2010, respectively, and $27 thousand and $45 thousand of expense for the nine months ended October 1, 2011 and September 25, 2010, respectively.

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For the third quarter of 2011, the Company recorded $0.1 million of expense for continuing operations related to an office consolidation. For the third quarter of 2010, the Company recorded $0.1 million of expense for continuing operations related to severance and related costs for the elimination of 6 positions. For the first nine months of 2011, the Company recorded $0.4 million of income for continuing operations related to the favorable renegotiation of an office lease, partially offset by the severance and related costs for the elimination of one position and an office consolidation. For the first nine months of 2010, the Company recorded $0.3 million of expense for continuing operations related to severance and related costs for the elimination of 22 positions and an adjustment to sublease recoveries.

For the nine months ended October 1, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for continuing operations. For the nine months ended September 25, 2010, the Company made cash payments of $0.4 million related to cost-reduction actions for continuing operations. The cash payments in the first nine months of 2011 and 2010 were primarily related to severance and related costs, office space reductions, and office closures.

The severance and related costs and their utilization for the nine months ended October 1, 2011 was as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	(0.2)	(0.2)
Adjustments charged to severance and related costs	—	(0.2)	(0.2)

Charged to severance and related costs	—	(0.4)	(0.4)
Payments	—	(0.1)	(0.1)
Other	—	0.3	0.3

Balance, October 1, 2011	$—	$0.1	$0.1

The $0.1 million that remained reserved as of October 1, 2011 for continuing operations relates to office lease payments, which will be paid pursuant to contractual lease terms through January 2012. The $0.1 million balance is recorded in “Other current liabilities.”

The severance and related costs and their utilization for the nine months ended September 25, 2010 was as follows:

(In millions)	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$0.3	$0.3

Charges	0.4	—	0.4
Adjustments charged to severance and related costs	—	(0.1)	(0.1)

Charged to severance and related costs	0.4	(0.1)	0.3
Payments	(0.4)	—	(0.4)

Balance, September 25, 2010	$—	$0.2	$0.2

The $0.2 million that remained reserved as of September 25, 2010 for continuing operations relates to office lease payments, net of estimated sublease recoveries, and these lease payments will be paid pursuant to contractual lease terms through February 2015. The $0.2 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

Discontinued Operations

For the three months ended October 1, 2011, no cost reduction activities were undertaken in discontinued operations. For the three months ended September 25, 2010, the Company recorded $25 thousand of expense related to severance and related costs of discontinued operations for the elimination of 2 positions. For the first nine months of 2011, the Company recorded $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions. For the first nine months of 2010, the Company recorded $0.6 million of expense related to severance and related costs of discontinued operations for the elimination of 33 positions.

For the nine months ended October 1, 2011, the Company made cash payments of $0.2 million related to cost-reduction actions for discontinued operations. For the nine months ended September 25, 2010, the Company made cash payments of $0.6 million related to cost-reduction actions for discontinued operations. The cash payments in the first nine months of 2011 and 2010 were related to severance and related costs.

The severance and related costs and their utilization for the nine months ended October 1, 2011 was as follows:

(In millions)	Employee Severance
Balance, January 1, 2011	$—

Charges	0.2
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.2
Payments	(0.2)

Balance, October 1, 2011	$—

As of October 1, 2011, all severance and related costs for discontinued operations had been paid.

The severance and related costs and their utilization for the nine months ended September 25, 2010 was as follows:

(In millions)	Employee Severance
Balance, December 26, 2009	$—

Charges	0.6
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.6
Payments	(0.6)

Balance, September 25, 2010	$—

The $10 thousand that remained reserved as of September 25, 2010 for discontinued operations relates to severance and related costs. The $10 thousand balance was recorded in “Accrued compensation and related costs.”

Note Seven — Restricted Cash

Restricted cash was $19.9 million and $2.5 million as of October 1, 2011 and January 1, 2011, respectively. As of October 1, 2011, restricted cash consists of: (i) $18.4 million, which represents the full liquidation preference of the outstanding Series B convertible preferred stock (the “Series B Stock”) (see Note Eighteen “Litigation and Other Contingencies” for additional information), and (ii) $1.5 million to support letters of credit issued under our credit facility and collateral requirements for our capital lease agreements.

	As of
(In millions)	October 1, 2011	January 1, 2011
Liquidation preference of the Series B Stock	$18.4	$—
Letters of credit	1.5	2.5

Total	$19.9	$2.5

Note Eight — Current Prepaid Expenses

Current prepaid expenses were $5.1 million and $4.3 million as of October 1, 2011 and January 1, 2011, respectively. Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the contract terms of the respective agreements, generally one to five years. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	October 1, 2011	January 1, 2011
Behavioral Analytics deferred costs	$2.3	$1.8
Prepaid commissions	1.9	1.2
Other	0.9	1.3

Total	$5.1	$4.3

Note Nine — Intangible Assets, net

Net intangible assets were $0.2 million as of October 1, 2011 and $0.3 million as of January 1, 2011. Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the nine months ended October 1, 2011 was $0.1 million and will be $38 thousand annually thereafter.

	As of
(In millions)	October 1, 2011	January 1, 2011
Gross intangible assets	$2.8	$2.7
Accumulated amortization of intangible assets	(2.6)	(2.4)

Total	$0.2	$0.3

Note Ten — Other Long-Term Assets

Other long-term assets were $4.9 million as of October 1, 2011 and $3.6 million as of January 1, 2011. Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective agreements, generally one to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	October 1, 2011	January 1, 2011
Behavioral Analytics deferred costs	$2.5	$2.1
Prepaid commissions	2.2	1.2
Other	0.2	0.3

Total	$4.9	$3.6

Note Eleven — Comprehensive Net (Loss) Income

Comprehensive net (loss) income is comprised of the following:

	For the		For the
	Three Months Ended		Nine Months Ended
(In millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net (loss) income	$(3.0)	$(2.8)	$19.7	$(11.6)
Other comprehensive loss:
Effect of currency translation	(0.2)	0.1	(0.3)	(0.1)

Comprehensive net (loss) income	$(3.2)	$(2.7)	$19.4	$(11.7)

The accumulated other comprehensive loss, which represents the cumulative effect of foreign currency translation adjustments, was $4.0 million and $3.7 million as of October 1, 2011 and January 1, 2011, respectively.

Note Twelve — (Loss) Income Per Share

The following table sets forth the computation of the (loss) income and shares used in the calculation of basic and diluted (loss) income per share:

	For the		For the
	Three Months Ended		Nine Months Ended
(In millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net (loss) income	$(3.0)	$(2.8)	$19.7	$(11.6)
Series B Stock dividends(1)	(0.3)	(0.3)	(0.9)	(0.9)

Net (loss) income available to common stockholders	$(3.3)	$(3.1)	$18.8	$(12.5)

Per common share
Basic (loss) income before Series B Stock dividends	$(0.21)	$(0.20)	$1.39	$(0.85)

Basic net (loss) income available to common stockholders	$(0.23)	$(0.22)	$1.33	$(0.92)

(In thousands)
Weighted average common shares outstanding	14,297	13,784	14,121	13,644

Currently antidilutive common stock equivalents(2)	3,720	3,741	3,796	3,986

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

Note Thirteen — Leases

Capital Leases

The Company acquired $2.3 million and $0.2 million of computer equipment using capital leases in the first nine months of 2011 and 2010, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $1.2 million and $1.1 million of depreciation on capital leases in the first nine months of 2011 and 2010, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet. We currently expect capital investments to be between $3.5 million and $4.5 million for fiscal year 2011 and plan on funding approximately $2.5 million to $3.5 million of these investments with capital leases.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of October 1, 2011:

(In millions)	Continuing
Year	Operations
2011	$0.6
2012	1.9
2013	1.1
2014	—
Thereafter	—

Total minimum lease payments	$3.6
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.4
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$3.2

Capital leases consisted of the following:

	As of
	Oct. 1, 2011	Jan. 1, 2011
Other current liabilities	$1.8	$1.3
Other long-term liabilities	1.4	1.0

Total	$3.2	$2.3

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at October 1, 2011 Using
(In millions)	Total carrying at October 1, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)

Money market fund	$24.7	$24.7	$—	$—

	Fair Value Measurements at January 1, 2011 Using
(In millions)	Total carrying at January 1, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)

Money market fund	$15.8	$15.8	$—	$—

Note Sixteen — Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of October 1, 2011 and January 1, 2011. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

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

In October 2009, the FASB also issued ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU No. 2009-13 and ASU No. 2009-14 also required expanded qualitative and quantitative disclosures and were effective for fiscal years beginning on or after June 15, 2010. We elected to adopt these updates effective for our fiscal year beginning January 2, 2011 and have applied them prospectively from that date for new or materially modified arrangements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income (ASC 220), which requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update will be effective after December 15, 2011. The Company is currently evaluating the impact of adopting this update on our consolidated financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted. The Company is currently evaluating the impact of adopting this update on our consolidated financial statements.

Note Eighteen — Litigation and Other Contingencies

On October 25, 2011, an arbitration hearing between the Company and TCV (as defined below) took place before the Court of Chancery of the State of Delaware. The arbitration was contemplated under the terms of the Dispute Resolution Agreement dated as of April 26, 2011 between the Company and TCV III, G.P., TCV III (Q), L.P., TCV III, L.P., TCV III Strategic Partners, L.P., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, “TCV”), each in its capacity as a holder of the Company’s outstanding Series B Stock. As previously disclosed, TCV had expressed its position that a cash payment equal to the full amount of the liquidation preference, which is currently approximately $18.4 million, was due to the holders of Series B Stock immediately upon the closing of the sale of the ICS Business Unit. Based on the advice of our legal counsel, we disagreed with TCV’s position. In addition, Sutter Hill Ventures (“SHV”), the other holder of a significant percentage of the outstanding Series B Stock, disagreed with TCV’s position.

The Company agreed to maintain cash and cash equivalents in an amount sufficient to pay in full the liquidation preference on the Series B Stock during the pendency of the arbitration. While the Company believes that its disagreement with TCV’s position has a substantial legal basis, the Company is unable to predict the outcome of the arbitration proceedings and does not provide any assurances in this regard. The outcome of the arbitration may have a material adverse effect on the Company’s remaining business.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of October 1, 2011.

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

Discontinued Operations

ICS Business Unit Transaction

The sale by the Company of the ICS Business Unit and “eLoyalty” registered trademark / trade name to TeleTech Holdings, Inc., a Delaware corporation, and Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc., closed on May 28, 2011, and the Company changed its name from eLoyalty Corporation to Mattersight Corporation effective June 1, 2011. Therefore, the results of operations of the ICS Business Unit are reported as discontinued operations for all periods presented. Additionally, certain corporate and general costs that had historically been allocated to the ICS Business Unit were reallocated to the Company and are reflected in all periods presented.

Revenue Recognition

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

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics System, and/or the number of hours of calls analyzed during the relevant month of the term of the subscription contract. This revenue is recognized as the service is performed for the client.

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

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using ESPs of deliverables if a vendor does not have VSOE or TPE; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis. The adoption of this guidance does not impact our revenue recognition with respect to Behavioral Analytics because the implementation services sold with our hosting service are not separated into multiple accounting units because there is not standalone fair value for these services. We recognize these implementation services revenues over the anticipated term of the hosting services, currently the contract term. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

Historically, for the ICS Business Unit, the Company utilized VSOE to allocate revenue to various elements in an arrangement. We determined VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, we established VSOE through the stated renewal approach. In the past, we were able to establish VSOE for our product and service offerings except for software. If we were not able to establish VSOE for an offering, we attempted to establish fair value by utilizing TPE. TPE is established by obtaining evidence from comparable offerings from a peer company. If the Company was unable to establish fair value using VSOE or TPE, then the Company used ESP in its allocation of revenue. To determine ESP, we applied significant judgment as we weighed a variety of factors, based on the facts and circumstances of the arrangement. These factors included internal costs, gross margin objectives, and existing portfolio pricing and discounting. We currently have no offerings where TPE or ESP is used to establish fair value.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Included in our continuing operations income tax provision is a tax benefit of $1.7 million for the three months ended October 1, 2011 and $5.3 million for the nine months ended October 1, 2011. Included in our discontinued operations income tax provision is tax expense of $0.2 million for the three months ended October 1, 2011 and $7.7 million for the nine months ended October 1, 2011. There was no tax benefit recorded for the three months or nine months ended September 25, 2010.

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

•	Reliance on major suppliers and maintenance of good relations with key business partners;

•	Continuing intense competition in the information-technology services industry generally;

•	The rapid pace of technological innovation in the information-technology services industry;

•	Protection of our technology, proprietary information, and other intellectual property rights from challenges by others;

•	The ability to raise sufficient amounts of debt or equity capital to meet our future operating and financial needs;

•	Risks associated with compliance with international, federal, and state privacy and security laws and the protection of highly confidential information of clients and their customers;

•	Future legislative or regulatory actions relating to information technology or the information-technology service industry, including those relating to data privacy and security;

•	Changes by the FASB or the SEC of authoritative accounting principles generally accepted in the United States or policies or changes in the application or interpretation of those rules or regulations;

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

Background

Following the sale by the Company of its ICS Business Unit on May 28, 2011, the Company changed its corporate name to Mattersight Corporation and began operating in a single business segment, focused primarily on Behavioral Analytics. Mattersight is a leader in enterprise analytics and we believe the only company focused on providing behavioral analytics as a managed service. Through its Behavioral Analytics offerings, the Company generates two types of revenue:

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

Behavioral Analytics Service

The Company’s multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, the Company’s Behavioral Analytics offerings enable its customers to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through its Behavioral Analytics offerings, Mattersight helps its clients:

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

In addition to our Behavioral Analytics offerings, Mattersight also generates revenue from the following services:

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

Business Outlook

Based upon Mattersight’s business development efforts and third-party market research, we believe there has been a fundamental shift in the way large enterprises view data. The trends suggest that large enterprises today appreciate that there is value in data that can be derived from their front and back offices, but they have not yet established efficient and effective methods to capture, analyze, and create value from that data. We seek to help large enterprises capitalize on this data with our Behavioral Analytics solutions and, as the leader in this rapidly growing market, we believe we are uniquely positioned to capitalize on this opportunity. We estimate the market potential in the United States for all of our current analytics offerings at over $10 billion per year. The market for enterprise analytics is very new and we currently estimate it to be less than 5% penetrated.

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

Resulting from our delivery of measurable economic benefit to our clients, we have seen increasing penetration within existing accounts, due to an increase in adoption of our base Behavioral Analytics offerings across separate and distinct business units, as well as the adoption of new applications within existing business units. For this reason, we will continue to focus on further penetrating what we estimate to be a large existing base market with a less expensive cost of acquisition. In addition, our strategy to further invest in sales and marketing, coinciding with the fundamental shift in enterprise data utilization described above, has led to an increasing number of discussions with potential new clients and strategic partners.

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with our Managed services agreements. The Behavioral Analytics Managed services backlog was $102.3 million as of October 1, 2011, and $84.5 million as of January 1, 2011. This increase in backlog is due to the value of the Managed services contracts signed in the first nine months of 2011 exceeding the amount of Managed services revenue in the first nine months of 2011. We expect Behavioral Analytics Managed service backlog to increase in fiscal year 2011 based on the impact of anticipated renewals of existing agreements and anticipated contract signings with clients included in our current sales pipeline.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Actual volumes may be greater or less than anticipated. In addition, actual agreement terms may vary from the anticipated terms because these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported Behavioral Analytics Managed service backlog is expected to be recognized as follows: $8.0 million in 2011; $33.4 million in 2012; $27.5 million in 2013; and $33.4 million in 2014 and thereafter.

Third Quarter 2011 Compared with Third Quarter 2010

Services Revenue

Services revenue is total revenue, excluding reimbursable expenses that are billed to our clients. Our services revenue decreased 7% to $7.0 million in the third quarter of 2011 from $7.5 million in the third quarter of 2010. The decrease in services revenue resulted from lower Other revenue, partially offset by an increase in Behavioral Analytics revenue.

Behavioral Analytics revenue was $6.5 million in the third quarter of 2011, an increase of $0.3 million, or 5%, from $6.2 million in the third quarter of 2010. The increase in Behavioral Analytics revenue reflects the higher subscription fees resulting from the conversion of several clients from the deployment phase and increased demand for our consulting services in the third quarter of 2011.

Other revenue decreased by $0.8 million in the third quarter of 2011 to $0.5 million, from $1.3 million in the third quarter of 2010, a decrease of 62%. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services and CRM Services performed in the third quarter of 2010 and lower demand for our CRM Services from existing clients.

The Company’s top five clients accounted for 71% of total revenue in the third quarter of both 2011 and 2010. The top 10 clients accounted for 89% of total revenue in the third quarter of 2011, compared to 90% in the third quarter of 2010. In the third quarter of 2011 and 2010, there were three and four clients, respectively, that accounted for 10% or more of total revenue. In the third quarter of 2011, Vangent, Inc. accounted for 23% of total revenue, Allstate Insurance Company accounted for 16% of total revenue, and Health Care Service Corporation accounted for 14% of total revenue. In the third quarter of 2010, Vangent, Inc. accounted for 19% of total revenue, United HealthCare Services, Inc. accounted for 16% of total revenue, and Health Care Service Corporation and Allstate Insurance Company each accounted for 14% of total revenue. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of Behavioral Analytics revenue in both the third quarter of 2011 and 2010 was $2.9 million, and was 45% of Behavioral Analytics revenue in the third quarter of 2011 compared to 47% of Behavioral Analytics revenue in the third quarter of 2010. The percentage decrease in the Cost of Behavioral Analytics was primarily due to improved leverage of our cost structure resulting from higher revenue in the third quarter of 2011 compared to the third quarter of 2010.

Cost of other revenue in the third quarter of 2011 was $0.3 million, or 60% of Other revenue, compared to $0.8 million, or 62% of Other revenue, in the third quarter of 2010. The decrease in cost was largely due to lower compensation expense of $0.5 million.

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

Sales, marketing and development expenses increased $0.4 million, or 8%, to $5.5 million in the third quarter of 2011 from $5.1 million in the third quarter of 2010. This increase is due to higher compensation and placement fees.

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

General and administrative expenses decreased $0.5 million, or 24%, to $1.6 million in the third quarter of 2011 from $2.1 million in the third quarter of 2010. This decrease is due to lower compensation expense of $0.4 million.

Severance and Related Costs

In 2011 and 2010, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and office consolidations. Annual cash savings related to cost reduction actions for fiscal year 2011 are anticipated to be $0.1 million. The cost reduction actions taken in fiscal year 2010 resulted in annual cash savings of $2.8 million. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets. Facility costs related to office space reductions and office closures will be paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.1 million of expense in both the third quarter of 2011 and 2010. In the third quarter of 2011, the $0.1 million of expense for continuing operations primarily related to an office consolidation. In the third quarter of 2010, the Company recorded $0.1 million of expense primarily related to the elimination of six positions.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 13%, to $0.9 million in the third quarter of 2011 compared to $0.8 million in the third quarter of 2010. The increase in depreciation and amortization is primarily related to a $0.1 million impairment charge for intangible assets taken in the third quarter of 2011.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $4.3 million for the third quarter of 2011, compared to an operating loss of $4.4 million for the third quarter of 2010.

Interest and Other Income (Expense), Net

Non-operating interest and other income (expense) was $0.1 million of income in the third quarter of 2011 compared to less than $0.1 million of expense in the third quarter of 2010. The increase in income was primarily related to favorable exchange rates on intercompany settlements, partially offset by interest expense on our capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $1.7 million in the third quarter of 2011 and the income tax provision was less than $0.1 million in the third quarter of 2010. The $1.7 million tax benefit primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. As of October 1, 2011, total net deferred tax assets of $64.3 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

(Loss) income from Discontinued Operations

The loss from discontinued operations in the third quarter of 2011 was $0.5 million and income in the third quarter of 2010 was $1.7 million.

The pretax loss from discontinued operations of $0.3 million in the third quarter of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the third quarter of 2011 was $0.1 million. The income from discontinued operations of $1.7 million in the third quarter of 2010 was due to the impact of the results of the ICS Business Unit.

Net (Loss) Income Available to Common Stockholders

We reported net loss available to common stockholders of $3.3 million in the third quarter of 2011 compared to a net loss available to common stockholders of $3.1 million in the third quarter of 2010. Accrued dividends to holders of our Series B Stock were $0.3 million in both the third quarter of 2011 and 2010. The net loss was $0.23 per share on a basic and diluted basis in the third quarter of 2011, compared to a net loss of $0.22 per share on a basic and diluted basis in the third quarter of 2010.

First Nine Months of 2011 Compared with First Nine Months of 2010

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased 11% to $20.2 million in the first nine months of 2011 from $22.6 million in the first nine months of 2010.

Behavioral Analytics revenue was $18.5 million in the first nine months of 2011 and was $18.2 million in the first nine months of 2010. The first quarter of 2010 included the $0.7 million impact of the cancellation of a Behavioral Analytics agreement. Excluding the revenue impact of this cancellation in the first quarter of 2010, Behavioral Analytics revenue increased $1.0 million in the first nine months of 2011 due to increased subscription fees associated with the conversion of several deployments to the subscription phase of the agreement.

Other revenue decreased by $2.7 million in the first nine months of 2011 to $1.7 million, from $4.4 million in the first nine months of 2010, a decrease of 61%. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services and CRM Services performed for clients in the first nine months of 2010 and lower demand for CRM Services from existing clients who utilize these services.

The Company’s top five clients accounted for 72% of total revenue in the first nine months of 2011, compared to 68% in the first nine months of 2010. The top 10 clients accounted for 90% of total revenue in the first nine months of 2011, compared to 86% in the first nine months of 2010. In the first nine months of 2011 and 2010, there were three and four clients, respectively, that accounted for 10% or more of total revenue. In the first nine months of 2011, Vangent, Inc. accounted for 24% of total revenue, Health Care Service Corporation accounted for 15% of total revenue, and Allstate Insurance Company accounted for 15% of total revenue. In the first nine months of 2010, Vangent, Inc. accounted for 19% of total revenue, United HealthCare Services, Inc. accounted for 15% of total revenue, and Health Care Service Corporation and Allstate Insurance Company each accounted for 13% of total revenue. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

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

Cost of Behavioral Analytics revenue in the first nine months of 2011 was $8.5 million, or 46% of Behavioral Analytics revenue, compared to $8.7 million, or 48% of Behavioral Analytics revenue, in the first nine months of 2010. The decrease in cost was primarily due to increased cost deferrals and lower cost amortization for Behavioral Analytics of $1.9 million, partially offset by increased compensation expense of $1.7 million.

Cost of other revenue in the first nine months of 2011 was $1.0 million, or 59% of Other revenue, compared to $3.2 million, or 73% of Other revenue, in the first nine months of 2010. The decrease in cost was largely due to lower compensation expense of $1.9 million and lower travel costs of $0.1 million.

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

Sales, marketing and development expenses increased $0.7 million, or 5%, to $16.1 million in the first nine months of 2011 from $15.4 million in the first nine months of 2010. This increase is due to increased compensation and placement fees.

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

General and administrative expenses decreased $0.3 million, or 5%, to $6.0 million in the first nine months of 2011 from $6.3 million in the first nine months of 2010. This decrease is due to lower compensation expense of $0.4 million.

Severance and Related Costs

In 2011 and 2010, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and office consolidations. Cash savings related to cost reduction actions for fiscal year 2011 are anticipated to be $0.1 million annually. The cost reduction actions taken in fiscal year 2010 resulted in annual cash savings of $2.8 million. Costs related to office space reductions and office closures will be paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.4 million of income in the first nine months of 2011 and $0.3 million of expense in the first nine months of 2010. In the first nine months of 2011, the $0.4 million of income for continuing operations was related to the favorable renegotiation of an office lease, partially offset by severance and related costs for the elimination of one position and an office consolidation. In the first nine months of 2010, the Company recorded $0.3 million of expense, primarily related to the elimination of twenty-two positions and an adjustment to sublease recoveries.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 4%, to $2.5 million in the first nine months of 2011 compared to $2.6 million in the first nine months of 2010. The decrease in depreciation and amortization is primarily related to certain assets becoming fully depreciated.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $13.5 million for the first nine months of 2011, compared to an operating loss of $13.9 million for the first nine months of 2010.

Interest and Other Income (Expense), Net

Non-operating interest and other income (expense) was $0.2 million of income in the first nine months of 2011 and was less than $0.1 million of expense in the first nine months of 2010. In the first nine months of 2011, the $0.2 million of income was primarily related to favorable exchange rates on intercompany settlements, partially offset by interest expense on our capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $5.3 million in the first nine months of 2011 and the income tax provision was less than $0.1 million in the first nine months of 2010. The $5.3 million tax benefit primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. As of October 1, 2011, total net deferred tax assets of $64.3 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

(Loss) Income from Discontinued Operations

The income from discontinued operations in the first nine months of 2011 was $27.7 million, net of tax of $7.7 million and the income in the first nine months of 2010 was $2.5 million.

The pretax loss from discontinued operations of $1.1 million in the first nine months of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the first nine months of 2011 was $36.5 million. The income from discontinued operations of $2.5 million in the first nine months of 2010 was due to the impact of the results of the ICS Business Unit and the sale of a subsidiary in Switzerland.

Net Income (Loss) Available to Common Stockholders

We reported net income available to common stockholders of $18.7 million in the first nine months of 2011 compared to a net loss available to common stockholders of $12.5 million in the first nine months of 2010. Accrued dividends to holders of our Series B Stock were $1.0 million in the first nine months of both 2011 and 2010. In the first nine months of 2011, there was net income of $1.33 per share on a basic and diluted basis, compared to a net loss of $0.92 per share on a basic and diluted basis in the first nine months of 2010.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of October 1, 2011, our principal capital resources consisted of (i) our cash and cash equivalents balance of $16.0 million, which includes $0.3 million in foreign bank accounts, (ii) restricted cash of $19.9 million, and (iii) the remaining $3.5 million under the Facility, as defined below.

Our cash and cash equivalents position decreased $4.8 million, or 23%, as of October 1, 2011, from $20.9 million as of January 1, 2011. Our ICS Business Unit, which was classified as discontinued operations in our condensed consolidated financial statements, did not include any cash or cash equivalents.

The decrease in cash in the first nine months of 2011 was primarily due to an increase in restricted cash, the net loss before depreciation, amortization and stock-based compensation, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by lower working capital requirements, which was largely offset by proceeds from the sale of the ICS Business Unit. Restricted cash increased by $17.5 million for the first nine months of 2011 and remained constant for the first nine months of 2010. As discussed in Note Eighteen “Litigation and Other Contingencies”, restricted cash includes $18.4 million, which currently represents the full liquidation preference of the Series B Stock. The balance of restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first nine months of 2011 and 2010 was $12.1 million and $10.8 million, respectively. During the first nine months of 2011, cash outflows of $12.1 million from operating activities consisted primarily of the net loss before depreciation, amortization, and stock-based compensation, an increase in prepaid costs of $2.2 million, which primarily consist of costs associated with unearned revenue, and a $2.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue.

During the first nine months of 2010, cash outflows of $10.8 million from operating activities of continuing operations consisted primarily of the net loss before depreciation, amortization, stock-based compensation, and a $3.9 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, partially offset by accounts receivable collections of $1.4 million.

Net cash used in operating activities of discontinued operations during the first nine months of 2011 was $5.4 million. During the first nine months of 2011, cash outflows of $5.4 million from operating activities consisted primarily of a $5.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, partially offset by lower prepaid costs of $1.1 million, due primarily to the amortization of costs associated with the unearned revenue.

Net cash provided by operating activities of discontinued operations during the first nine months of 2010 was $1.7 million and consisted primarily of an increase in unearned revenue of $8.6 million as a result of customer prepayments, partially offset by an increase in prepaid costs of $8.0 million which primarily consist of costs associated with unearned revenue.

Days Sales Outstanding (“DSO”) for continuing operations was 34 days at October 1, 2011 compared to 23 days at January 1, 2011, an increase of eleven days. This increase was primarily due to the impact of the completion of the sale of the ICS Business Unit on our customer concentration. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of October 1, 2011, there remained $0.1 million of unpaid severance and related costs for continuing operations and there were no unpaid severance and related costs for discontinued operations. See Note Six “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.7 million of cash in continuing investing activities during the first nine months of 2011 and $0.9 million in continuing investing activities during the first nine months of 2010. Capital expenditures of $0.7 million and $0.9 million were primarily used to purchase computer hardware and software during the first nine months of 2011 and 2010, respectively. We currently expect capital investments to be between $3.5 million and $4.5 million for fiscal year 2011 and plan on funding approximately $2.5 million to $3.5 million of these investments with capital leases.

Net cash provided by discontinued investing activities was $35.8 million during the first nine months of 2011 and a $1.5 million use of cash during the first nine months of 2010. Proceeds from sale of assets held for sale were $36.0 million during the first nine months of 2011. The remaining cash usage in 2011 and 2010 is primarily due to capital expenditures for the purchase of computer hardware and software.

Cash Flows from Financing Activities

The Company used $21.3 million and $3.3 million of cash in continuing financing activities during the first nine months of 2011 and 2010, respectively. Net cash outflows of $21.3 million during the first nine months of 2011 were primarily attributable to a $17.5 million increase in restricted cash, $1.9 million for cash dividend payments on Series B Stock, $1.4 million of principal payments under our capital lease obligations, and $0.7 million of cash used to acquire treasury stock.

Net cash outflows of $3.3 million in continuing financing activities during the first nine months of 2010 were primarily attributable to $1.3 million for cash dividend payments on Series B Stock, $1.2 million of principal payments under our capital lease obligations, and $1.0 million of cash used to acquire treasury stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

Net cash used in discontinued financing activities was $0.7 million and $0.1 million during the first nine months of 2011 and 2010, respectively. The usage in 2011 was for $0.6 million of cash used to acquire treasury shares and in 2010 was for principal payments under our capital lease obligations.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. On July 1, 2011, a cash dividend of $1.9 million was paid on the Series B Stock for the dividend periods January 1, 2011 through June 30, 2011; July 1, 2010 through December 31, 2010; and July 1, 2008 through December 31, 2008. On January 4, 2010, a cash dividend of $0.6 million was paid on the Series B Stock for the dividend period July 1, 2009 through December 31, 2009. Under the terms of the Series B Charter, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. The Company expects to acquire between $0.3 million and $0.4 million of treasury stock during the fourth quarter of 2011 to meet employee tax obligations associated with the various stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $16.0 million as of October 1, 2011. In addition, we have restricted cash of $1.5 million with Bank of America (the “Bank”) at October 1, 2011 available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements. The remaining restricted cash balance of $18.4 million represents the full liquidation preference of the Series B Stock, as previously disclosed in Note Eighteen “Litigation and Other Contingencies”.

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

Bank Facility

The Company is a party to a loan agreement with the Bank, which expires on December 31, 2011. The maximum principal amount of the secured line of credit under the agreement (the “Facility”) is $5.0 million as of October 1, 2011. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $1.5 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $3.5 million remains available under the Facility at October 1, 2011. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first nine months of 2011 or 2010.

Accounts Receivable Customer Concentration

As of October 1, 2011, five clients, Allstate Insurance Company, United HealthCare Services, Inc., Progressive Casualty Insurance Company, CVS Caremark Corporation, and The Financial Times Limited, accounted for 17%, 16%, 14%, 11%, and 10% of total gross accounts receivable, respectively. Of these amounts, we have collected 49% from Allstate Insurance Company, 37% from United HealthCare Services, Inc., 48% from Progressive Casualty Insurance Company, 58% from CVS Caremark Corporation, and 98% from The Financial Times Limited through November 3, 2011. Of the total October 1, 2011 gross accounts receivable, we have collected 59% as of November 3, 2011. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of October 1, 2011 and January 1, 2011 were $3.2 million and $2.3 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. Beginning in 2010, executed leases did not require an irrevocable letter of credit. Prior to 2010, the Company was required to issue an irrevocable letter of credit for a portion of the lease amount as additional consideration for the duration of the executed lease agreement. We expect capital lease obligations to increase between $2.5 million to $3.5 million for fiscal year 2011 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations as well as various commitments reflected as liabilities on our balance sheet as of October 1, 2011. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.5	$1.5	$—	$—	$—
Operating leases	1.8	0.6	0.6	0.5	0.1
Capital leases	3.6	2.1	1.5	—	—
Severance and related costs	0.1	0.1	—	—	—
Purchase obligations	1.3	1.3	—	—	—

Total	$8.3	$5.6	$2.1	$0.5	$0.1

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of October 1, 2011 and January 1, 2011.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2011 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of October 1, 2011 and January 1, 2011.

Purchase Obligations

Purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet as of October 1, 2011, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future. Total purchase obligations were $1.9 million as of January 1, 2011.

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

In October 2009, the FASB also issued ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU No. 2009-13 and ASU No. 2009-14 also required expanded qualitative and quantitative disclosures and were effective for fiscal years beginning on or after June 15, 2010. We elected to adopt these updates effective for our fiscal year beginning January 2, 2011 and have applied them prospectively from that date for new or materially modified arrangements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income (ASC 220). This ASU requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update will be effective after December 15, 2011. The Company is currently evaluating the impact of adopting this update on our consolidated financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted. The Company is currently evaluating the impact of adopting this update on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of October 1, 2011, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

See discussion under Note Eighteen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

The outcome of the arbitration relating to the Series B Stock liquidation preference may have a material adverse effect on our remaining business.

On October 25, 2011, an arbitration hearing between the Company and TCV took place before the Court of Chancery of the State of Delaware. The arbitration was contemplated under the terms of the Dispute Resolution Agreement dated as of April 26, 2011 between the Company and TCV, in its capacity as a holder of the Company’s outstanding Series B Stock. As previously disclosed, TCV expressed its position that a cash payment equal to the full amount of the liquidation preference, which is currently approximately $18.4 million, was due to the holders of Series B Stock immediately upon the closing of the sale of the ICS Business Unit. Based on the advice of our legal counsel, we disagreed with TCV’s position. In addition, SHV, the other holder of a significant percentage of the outstanding Series B Stock, disagreed with TCV’s position.

The Company agreed to maintain cash and cash equivalents in an amount sufficient to pay in full the liquidation preference on the Series B Stock during the pendency of the arbitration. While the Company believes that its disagreement with TCV’s position has a substantial legal basis, the Company is unable to predict the outcome of the arbitration and does not provide any assurances in this regard. The outcome of the arbitration may have a material adverse effect on the Company’s remaining business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the third quarter of 2011. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 3, 2011 – August 1, 2011	—	$—
August 2, 2011 – September 1, 2011	31,425	$5.35
September 2, 2011 – October 1, 2011	—	$—

Total	31,425	$5.35

Item 6. Exhibits

**10.1	Amendment No. 4 to Acquisition Agreement, dated as of September 7, 2011, by and among TeleTech Holdings, Inc., eLoyalty, LLC (f/k/a Magellan Acquisition Sub, LLC) and Mattersight Corporation (f/k/a eLoyalty Corporation).

**10.2	Amendment No. 5 to Acquisition Agreement, dated as of October 17, 2011, by and among TeleTech Holdings, Inc., eLoyalty, LLC (f/k/a Magellan Acquisition Sub, LLC) and Mattersight Corporation (f/k/a eLoyalty Corporation).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2011.

MATTERSIGHT CORPORATION

By	/S/ WILLIAM B. NOON
William B. Noon Vice President and Chief Financial Officer (Duly authorized signatory and Principal Financial and Accounting Officer)