Form 10-K/A
period 2011-12-31
Mattersight Corp
filed 2012-05-14
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (the “Amendment No. 1”) on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”), originally filed by Mattersight Corporation (“Mattersight”, “Company”, “our”, “us” or “we”) with the Securities and Exchange Commission (the “SEC”) on March 15, 2012. The following items have been amended:

PART II—Item 6	Selected Financial Data
PART II—Item 8	Financial Statements and Supplementary Data
PART II—Item 9A	Controls and Procedures
PART IV—Item 15	Exhibits and Financial Statement Schedules

As disclosed in a Current Report on Form 8-K we filed with the SEC on May 10, 2011, Mattersight’s audit committee of the board of directors, upon recommendation from Mattersight’s management, concluded that the basic and diluted loss per share from continuing operations in the previously issued financial statements were incorrectly calculated. Specifically, the calculation of basic and diluted loss per share from continuing operations did not deduct dividends and in 2011, other payments made in respect of the Series B Stock, in accordance with Accounting Standards Codification 260, “Earnings Per Share”. As a result, the Board of Directors determined that the previously issued financial statements for the fiscal years ended December 26, 2009, January 1, 2011, and December 31, 2011 and for the quarterly periods ended April 2, 2011, July 2, 2011, October 1, 2011, and December 31, 2011 should no longer be relied upon. Accordingly, Mattersight is hereby restating its Consolidated Statements of Operations for the requisite periods to correct basic and diluted loss per share from continuing operations. The error had no other effect on any other amounts or financial statement line items.

This Form 10-K/A is being filed to restate our financial statements for the fiscal years ended December 26, 2009, January 1, 2011 and December 31, 2011. Because this Form 10-K/A restates the basic and diluted loss per share from continuing operations for each of the quarterly periods for fiscal years 2010 and 2011, the Company does not plan on amending previously filed 10-Qs.

A more detailed description of the restatements made to the financial statements is provided at Note Twenty-Two to the consolidated financial statements included with this report.

The Company has amended Part II—Item 9A of this Form 10-K/A including Management’s Annual Report on Internal Control Over Financial Reporting to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.

Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to the disclosures presented in the Original Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K with the SEC on March 15, 2012. Accordingly, this Amendment No. 1 should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

Forward-Looking Statements

Statements in this Form 10-K/A that are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of the Original Form 10-K for the year ended December 31, 2011. We cannot guarantee any future results, levels of activity, performance, or achievements. We assume no obligation to update forward-looking statements, except as may be required by law.

Item 6.	Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Original Form 10-K, and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Form 10-K/A.

	(In thousands, except per share data)(1)
	December 31, 2011	January 1, 2011	December 26, 2009	December 27, 2008	December 29, 2007(2)
Total revenue	$29,095	$30,885	$32,563	$37,483	$102,105
Loss from continuing operations	$(10,560)	$(16,304)	$(15,354)	$(25,733)	$(18,738)
Basic loss from continuing operations per share, as restated(3)	$(1.29)	$(1.28)	$(1.26)	$(2.61)	$(2.40)
Total assets	$49,265	$66,192	$70,603	$64,223	$60,051
Long-term obligations	$4,437	$6,247	$5,368	$6,117	$9,041
Series B Stock, $0.01 par value	$8,521	$18,100	$18,442	$18,460	$19,100
Capital leases	$2,823	$2,217	$2,410	$2,975	$1,491

(1)	See Note One “Description of Business” and Note Two “Summary of Significant Accounting Principles” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K/A for business discussion.
(2)	The December 29, 2007 data is not adjusted for discontinued operations because it would be impractical to determine this information.
(3)	The effects of the correction of the error reported in Note Twenty-Two “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K/A are reflected in all periods presented.

Item 8.	Financial Statements and Supplementary Data.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control related to their process and procedures used in applying appropriate accounting to basic and diluted loss per share from continuing operations. This material weakness resulted in the restatement of the annual consolidated financial statements as of and for the years ended December 26, 2009, January 1, 2011, and December 31, 2011.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Mattersight Corporation has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statement referring to the change in the internal control process and procedures of the material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mattersight Corporation as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated May 14, 2012, which expressed an unqualified opinion on those financial statements.

Chicago, Illinois

May 14, 2012

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

As discussed in Note Twenty-Two the previously issued consolidated financial statements as of and for the years ended December 26, 2009, January 1, 2011, and December 31, 2011, were restated for the correction of an error.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mattersight Corporations’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2012, expressed an adverse opinion.

Chicago, Illinois

May 14, 2012

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

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended
	2011	2010	2009
Revenue:
Behavioral Analytics revenue	$27,257	$25,246	$19,636
Other revenue	1,519	5,014	12,189

Total services revenue	28,776	30,260	31,825
Reimbursed expenses	319	625	738

Total revenue	29,095	30,885	32,563
Operating expenses:
Cost of Behavioral Analytics revenue	12,188	11,999	11,892
Cost of Other revenue	1,000	3,511	8,127

Cost of services	13,188	15,510	20,019
Reimbursed expenses	319	625	738

Total cost of revenue, exclusive of depreciation and amortization shown below:	13,507	16,135	20,757
Sales, marketing and development	19,954	18,640	15,238
General and administrative	9,144	10,082	9,838
Severance and related costs	(336)	494	970
Depreciation	3,218	3,291	3,752
Amortization of intangibles	177	132	219

Total operating expenses	45,664	48,774	50,774

Operating loss	(16,569)	(17,889)	(18,211)
Interest and other income (expense), net	125	(121)	53

Loss from continuing operations before income taxes	(16,444)	(18,010)	(18,158)
Income tax benefit	5,884	1,706	2,804

Loss from continuing operations	(10,560)	(16,304)	(15,354)
Income from discontinued operations, net of tax	28,920	2,986	4,734

Net income (loss)	18,360	(13,318)	(10,620)
Series B Stock fair value over stated value	(6,555)	—	—
Dividends related to Series B Stock	(1,252)	(1,273)	(1,292)

Net income (loss) available to common stockholders	$10,553	$(14,591)	$(11,912)

Per common share:
Basic loss from continuing operations, as restated	$(1.29)	$(1.28)	$(1.26)

Basic income from discontinued operations	$2.03	$0.22	$0.36

Basic net income (loss) available to common stockholders	$0.74	$(1.06)	$(0.90)

Diluted loss from continuing operations, as restated	$(1.29)	$(1.28)	$(1.26)

Diluted income from discontinued operations	$2.03	$0.22	$0.36

Diluted net income (loss) available to common stockholders	$0.74	$(1.06)	$(0.90)

Shares used to calculate basic net income (loss) per share	14,225	13,701	13,255

Shares used to calculate diluted net income (loss) per share	14,225	13,701	13,255

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$20	$68	$225
Sales, marketing and development	3,387	2,484	2,832
General and administrative	2,013	1,840	1,707
Discontinued operations	1,175	809	1,533

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

Following the sale by the Company of its ICS Business Unit on May 28, 2011, the Company changed its corporate name to Mattersight Corporation and began operating in a single business segment, focused primarily on Behavioral Analytics. Through Behavioral Analytics, the Company generates two types of revenue:

(1)	Managed services revenue, which is recurring, annuity revenue from long-term (generally three-to five-year) contracts and includes subscription and amortized deployment revenue; and

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fixed-fee Managed services contracts, where the Company provided support for third-party software and hardware, revenue was recorded at the gross amount of the sale. If the contract did not meet the requirements for gross reporting, then Managed services revenue was recorded at the net amount of the sale.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MATTERSIGHT CORPORATION

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

MATTERSIGHT CORPORATION

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

MATTERSIGHT CORPORATION

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

MATTERSIGHT CORPORATION

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company and its subsidiaries may have various state and foreign income tax returns for immaterial jurisdictions in the process of examination throughout the reporting period.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the 1999 Plan, awards of restricted stock, installment stock, salary replacement, stock options, and stock appreciation rights may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). If shares or options awarded under the 1999 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those shares or options again become available for issuance under the plan. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of Common Stock that are outstanding. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the 1999 Plan to increase the number of shares available for issuance under the 1999 Plan by 1,500,000. As of December 31, 2011, there were a total of 897,513 shares available for future grants under the 1999 Plan and from treasury stock.

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

MATTERSIGHT CORPORATION

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

The fair value for options granted during fiscal years 2011, 2010, and 2009 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following assumptions:

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

Note Fifteen — Income (Loss) Per Share

The following table sets forth the computation of the income (loss) and shares used in the calculation of basic and diluted income (loss) per share:

	For the Fiscal Years Ended
	2011	2010	2009
Loss from continuing operations	$(10.6)	$(16.3)	$(15.3)
Series B Stock fair value over stated value	(6.5)	—	—
Series B Stock dividends(1)	(1.2)	(1.3)	(1.3)

Loss from continuing operations available to common stockholders	(18.3)	(17.6)	(16.6)
Income from discontinued operations	28.9	3.0	4.7

Net income (loss) available to common stockholders	$10.6	$(14.6)	$(11.9)

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Years Ended
	2011	2010	2009
Per common share
Basic/diluted loss from continuing operations, as restated(3)	$(1.29)	$(1.28)	$(1.26)

Basic/diluted income from discontinued operations	$2.03	$0.22	$0.36

Basic/diluted net income (loss) available to common stockholders	$0.74	$(1.06)	$(0.90)

Weighted average shares outstanding (basic and diluted) (in millions)	14.23	13.70	13.26

Currently anti-dilutive common stock equivalents(2) (in millions)	3.25	4.00	4.23

(1)	The Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock, for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008. The dividend payment of $1.9 million was paid on July 1, 2011. In addition, under the terms of the Settlement Agreement, the Company paid $0.3 million to TCV, representing accrued and unpaid dividends on the Series B Stock.
(2)	In periods in which there was a loss, the dilutive effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as they were antidilutive.
(3)	The effects of the correction of the error reported in Note Twenty-Two “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K/A are reflected in all periods presented.

Note Sixteen — Segments

The Company operated in two business segments, the Behavioral Analytics Service Business Unit and the ICS Business Unit, until May 28, 2011, the date of the close of the sale of the ICS Business Unit, at which point the Company began operating in a single business segment, focused primarily on Behavioral Analytics.

Note Seventeen — Fair Value Measurements

The Company reports certain assets and liabilities at fair value. Fair value is an exit price and establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases

The Company leases various office facilities under leases expiring at various dates through February 28, 2015. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Rental expense for all operating leases approximated $1.1 million, $1.2 million, and $1.3 million, for fiscal years ended 2011, 2010, and 2009, respectively. These amounts exclude rental payments related to office space reductions, which were $0.1 million, $0.1 million, and $0.1 million in fiscal years 2011, 2010, and 2009, respectively.

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

Note Twenty-One — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2011
	1st		2nd		3rd		4th		Year
Total revenue	$6.6		$6.7		$7.1		$8.7		$29.1
Gross margin	$3.4		$3.5		$3.8		$4.9		$15.6
Operating loss	$(4.9	)(1)	$(4.3	)(1)	$(4.3	)(1)	$(3.1	)(1)	$(16.6	)(1)
Loss from continuing operations	$(4.7	)(1)	$(0.8	)(1)	$(2.5	)(1)	$(2.6	)(1)	$(10.6	)(1)
Income (loss) from discontinued operations	$0.1		$28.1		$(0.5)		$1.2		$28.9
Net (loss) income	$(4.6	)(1)	$27.3	(1)	$(3.0	)(1)	$(1.3	)(1)	$18.4	(1)
Net (loss) income available to common stockholders	$(4.9	)(1)	$27.0	(1)	$(3.3	)(1)	$(8.2	)(1)	$10.6	(1)
Basic loss from continuing operations per share, as restated(4)	$(0.36)		$(0.08)		$(0.20)		$(0.64)		$(1.29)
Basic income (loss) from discontinued operations per share	$0.01		$1.99		$(0.03)		$0.08		$2.03
Basic net (loss) income per share available to common stockholders	$(0.36)		$1.91		$(0.23)		$(0.56)		$0.74
Diluted loss from continuing operations per share, as restated(4)	$(0.36)		$(0.08)		$(0.20)		$(0.64)		$(1.29)
Diluted income (loss) from discontinued operations per share	$0.01		$1.99		$(0.03)		$0.08		$2.03
Diluted net (loss) income per share available to common stockholders	$(0.36)		$1.91		$(0.23)		$(0.56)		$0.74
Shares used to calculate basic and diluted net (loss) income per share (in millions)	13.95		14.11		14.30		14.54		14.23

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended 2010
	1st		2nd		3rd		4th		Year
Total revenue	$8.2		$7.3		$7.6		$7.8		$30.9
Gross margin	$3.6		$3.4		$3.8		$4.0		$14.8
Operating loss	$(4.7	)(3)	$(4.8	)(3)	$(4.4	)(3)	$(4.0	)(3)	$(17.9	)(3)
Loss from continuing operations	$(4.8	)(3)	$(4.5	)(3)	$(3.8	)(3)	$(3.2	)(3)	$(16.3	)(3)
(Loss) income on discontinued operations	$(0.3	)(2)	$0.8		$1.1		$1.4		$3.0	(2)
Net loss	$(5.0	)(3)	$(3.7	)(3)	$(2.8	)(3)	$(1.8	)(3)	$(13.3	)(3)
Net loss available to common stockholders	$(5.4	)(3)	$(4.0	)(3)	$(3.1	)(3)	$(2.1	)(3)	$(14.6	)(3)
Basic loss from continuing operations per share, as restated(4)	$(0.38)		$(0.35)		$(0.30)		$(0.25)		$(1.28)
Basic (loss) income from discontinued operations per share	$(0.02)		$0.06		$0.08		$0.10		$0.22
Basic net loss per share available to common stockholders	$(0.40)		$(0.30)		$(0.22)		$(0.15)		$(1.06)
Diluted loss from continuing operations per share, as restated(4)	$(0.38)		$(0.35)		$(0.30)		$(0.25)		$(1.28)
Diluted (loss) income from discontinued operations per share	$(0.02)		$0.06		$0.08		$0.10		$0.22
Diluted net loss per share available to common stockholders	$(0.40)		$(0.30)		$(0.22)		$(0.15)		$(1.06)
Shares used to calculate basic and diluted net loss per share (in millions)	13.46		13.69		13.78		13.87		13.70

(1)	Includes $4 thousand of expense, $0.4 million of income, $0.1 million of expense, $40 thousand of expense, for the first, second, third, and fourth quarters of fiscal year 2011, respectively, and $0.3 million of income for fiscal year 2011 primarily related to the favorable renegotiation of an office lease and severance and related costs associated with cost reduction plans.
(2)	Includes $0.1 million for fiscal year 2010 related to the sale of a subsidiary in Switzerland.
(3)	Includes $0.1 million, $0.1 million, $0.1 million, $0.2 million and $0.5 million of expense related to severance and related costs for the first, second, third, and fourth quarters of fiscal year 2010, and fiscal year 2010, respectively associated with cost reduction plans and an adjustment to sublease recoveries.
(4)	The effects of the correction of the error reported in Note Twenty-Two “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K/A are reflected in all periods presented.

Note Twenty-Two— Restatement —Basic and Diluted Loss Per Share from Continuing Operations

During the second quarter of 2012, the Company identified an error relating to its calculation of basic and diluted loss per share from continuing operations in its previously issued financial statements. As described in Note Thirteen, the Company has paid periodic dividends on the Series B Stock and in 2011 repurchased certain shares of Series B Stock. Although the Company accounted for the dividends and repurchase in its consolidated financial statements, it did not deduct the dividends or in 2011, the amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock, when calculating basic and diluted loss per share from continuing operations. The error occurred in 2011, 2010, and 2009, affecting the annual periods and all quarterly periods within these years.

To correct this error, the Company has restated its previously issued Consolidated Statements of Operations for fiscal years 2011, 2010, and 2009. In accordance with Accounting Standards Codification 260, “Earnings Per Share”, the restatement deducts from such amounts dividends paid on the Series B Stock and, for 2011, amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock.

The change in presentation had no effect on any other amounts or financial statement line items. All prior periods have been restated to reflect such corrections. The following tables summarize the corrections to basic and diluted loss per share from continuing operations for each of the affected fiscal years.

	For the Fiscal Year Ended 2011
	As Reported	Adjustment	As Restated
Per common share:
Basic loss from continuing operations	$(0.74)	$(0.55)	$(1.29)

Diluted loss from continuing operations	$(0.74)	$(0.55)	$(1.29)

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended 2010
	As Reported	Adjustment	As Restated
Per common share:
Basic loss from continuing operations	$(1.19)	$(0.09)	$(1.28)

Diluted loss from continuing operations	$(1.19)	$(0.09)	$(1.28)

	For the Fiscal Year Ended 2009
	As Reported	Adjustment	As Restated
Per common share:
Basic loss from continuing operations	$(1.16)	$(0.10)	$(1.26)

Diluted loss from continuing operations	$(1.16)	$(0.10)	$(1.26)

The following table (unaudited) summarizes the corrections to basic and diluted loss per share from continuing operations for the quarters in Fiscal Year Ended 2011 and Fiscal Year Ended 2010:

	For the Fiscal Year Ended 2011
	1st	2nd	3rd	4th (1)	Year
Basic loss from continuing operations per share – as reported	$(0.34)	$(0.05)	$(0.18)	$(0.17)	$(0.74)
Basic loss from continuing operations per share – as restated	$(0.36)	$(0.08)	$(0.20)	$(0.64)	$(1.29)
Adjustment	$(0.02)	$(0.03)	$(0.02)	$(0.47)	$(0.55)

Diluted loss from continuing operations per share – as reported	$(0.34)	$(0.05)	$(0.18)	$(0.17)	$(0.74)
Diluted loss from continuing operations per share – as restated	$(0.36)	$(0.08)	$(0.20)	$(0.64)	$(1.29)
Adjustment	$(0.02)	$(0.03)	$(0.02)	$(0.47)	$(0.55)

	For the Fiscal Year Ended 2010
	1st	2nd	3rd	4th	Year
Basic loss from continuing operations per share – as reported	$(0.36)	$(0.33)	$(0.27)	$(0.23)	$(1.19)
Basic loss from continuing operations per share – as restated	$(0.38)	$(0.35)	$(0.30)	$(0.25)	$(1.28)
Adjustment	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.09)

Diluted loss from continuing operations per share – as reported	$(0.36)	$(0.33)	$(0.27)	$(0.23)	$(1.19)
Diluted loss from continuing operations per share – as restated	$(0.38)	$(0.35)	$(0.30)	$(0.25)	$(1.28)
Adjustment	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.09)

(1)	The adjustment made in the fourth quarter of Fiscal Year 2011 includes amounts paid in excess of liquidation value in connection with the redemption of certain shares of Series B Stock in addition to periodic dividends on the Series B Stock.

MATTERSIGHT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for doubtful accounts:
Fiscal year ended December 31, 2011	$—	—	—	—	$—
Fiscal year ended January 1, 2011	$—	—	—	—	$—
Fiscal year ended December 26, 2009	$—	—	—	—	$—
Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2011	$62.7	(6.9)	—	—	$55.8
Fiscal year ended January 1, 2011	$58.4	4.3	—	—	$62.7
Fiscal year ended December 26, 2009	$56.8	1.6	—	—	$58.4

Item 9A.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

In our Original Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2011. In connection with the restatements discussed above in the explanatory note to this Amendment No. 1 and in Note Twenty-Two of our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting related to the process and procedures used in applying appropriate accounting to basic and diluted loss per share from continuing operations. Specifically, the Company did not deduct for dividends and in 2011, other payments made in respect of the Series B Stock, in accordance with Accounting Standards Codification 260, “Earnings Per Share.” Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the Company’s Original Form 10-K for the year ended December 31, 2011, filed on March 15, 2012, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Subsequently, our management identified a deficiency in respect of our internal control over financial reporting, specifically in our controls over the computation of basic and diluted loss per share from continuing operations that constitutes a material weakness as described in SEC’s guidance regarding Management’s Report on Internal Control Over Financial Reporting as of December 31, 2011. As a result of this deficiency, the financial statements included in the Original Form 10-K for the year ended December 31, 2011, included an error related to the presentation and disclosure of our basic and diluted loss per share from continuing operations. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control — Integrated Framework”, issued by the COSO.

Subsequent to the discovery of our material weakness, we have changed our internal control process and procedures used in applying the appropriate accounting to the basic and diluted loss per share from continuing operations. Specifically, we have corrected the method by which we compute basic and diluted loss per share from continuing operations to make requisite deductions for dividends and other payments made in respect of the Series B Stock. We believe these actions have strengthened our internal control over financial reporting and will address the material weakness identified as of December 31, 2011.

(c) Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K/A and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” on page 6, which is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

Except as has been described above, there has been no change in Mattersight’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Financial Statements.

The consolidated financial statements filed as part of this report are listed and indexed under Item 8 of this Form 10-K/A and such list is incorporated herein by reference.

(2)	Financial Statement Schedule.

The financial statement schedule filed as part of this report is listed and indexed under Item 8 of this Form 10-K/A and is incorporated herein by reference. We have omitted financial statement schedules other than that listed under Item 8 because such schedules are not required or applicable.

(3)	Exhibits.

The list of exhibits filed with or incorporated by reference into this report is contained in the Exhibit Index to this report on Page I-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2012.

MATTERSIGHT CORPORATION

By	/s/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 14, 2012.

Name	Capacity

/s/ KELLY D. CONWAY	Director, President and Chief Executive Officer (Principal Executive Officer)
Kelly D. Conway

*	Chairman of the Board and Director
Tench Coxe

*	Director
Philip R. Dur

*	Director
Henry J. Feinberg

*	Director
John T. Kohler

*	Director
David B. Mullen

*	Director
Michael J. Murray

*	Director
John C. Staley

/s/ WILLIAM B. NOON	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
William B. Noon

*By:	/s/ WILLIAM B. NOON
William B. Noon, Attorney-in-Fact

EXHIBIT INDEX

We are including as exhibits to this Form 10-K/A certain documents that we have previously filed with the SEC as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below.

Exhibit No.	Description of Exhibit

23.1+	Consent of Grant Thornton LLP.

24.1*	Power of Attorney from Tench Coxe, Director.

24.2*	Power of Attorney from Philip R. Dur, Director.

24.3*	Power of Attorney from Henry J. Feinberg, Director.

24.4*	Power of Attorney from John T. Kohler, Director.

24.5*	Power of Attorney from Michael J. Murray, Director.

24.6*	Power of Attorney from John C. Staley, Director.

24.7*	Power of Attorney from David B. Mullen, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

101+**	The following financial information from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2011, January 1, 2011, and December 26, 2009; (iii) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, January 1, 2011, and December 26, 2009; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss for the fiscal years ended December 31, 2011, January 1, 2011, and December 26, 2009; (v) notes to the Consolidated Financial Statements; and (vi) Financial Statement Schedule II.

+	Filed herewith.
*	Previously filed.
**	The following XBRL information, is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

I-1