Form 10-Q
period 2012-03-31
Mattersight Corp
filed 2012-05-14
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of April 27, 2012 was 16,796,055.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$26,130	$29,408
Restricted cash	1,500	1,500
Receivables (net of allowances of $10 and $13)	2,068	2,540
Prepaid expenses	5,565	5,302
Other current assets	479	288

Total current assets	35,742	39,038
Equipment and leasehold improvements, net	4,273	4,271
Goodwill	972	972
Intangibles, net	235	238
Other long-term assets	4,278	4,746

Total assets	$45,500	$49,265

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$3,629	$3,567
Accounts payable	657	812
Accrued compensation and related costs	1,978	1,382
Unearned revenue	9,140	9,783
Other current liabilities	3,795	3,673

Total current liabilities	19,199	19,217
Long-term unearned revenue	2,387	3,036
Other long-term liabilities	1,090	1,401

Total liabilities	22,676	23,654

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,670,696 and 1,670,696 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, with a liquidation preference of $8,670 and $8,819 at March 31, 2012 and December 31, 2011, respectively	8,521	8,521

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 17,983,189 and 18,037,552 shares issued at March 31, 2012, and at December 31, 2011, respectively; and 16,794,571 and 16,935,204 outstanding at March 31, 2012 and December 31, 2011, respectively	180	180
Additional paid-in capital	213,691	212,618
Accumulated deficit	(189,149)	(185,779)
Treasury stock, at cost, 1,188,618 and 1,102,348 shares at March 31, 2012 and December 31, 2011, respectively	(6,386)	(5,891)
Accumulated other comprehensive loss	(4,033)	(4,038)

Total stockholders’ equity	14,303	17,090

Total liabilities and stockholders’ equity	$45,500	$49,265

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Revenue:
Behavioral Analytics revenue	$8,556	$5,967
Other revenue	345	580

Total services revenue	8,901	6,547
Reimbursed expenses	98	77

Total revenue	8,999	6,624
Operating expenses:
Cost of Behavioral Analytics revenue	3,188	2,762
Cost of other revenue	204	342

Cost of services	3,392	3,104
Reimbursed expenses	98	77

Total cost of revenue, exclusive of depreciation and amortization:	3,490	3,181
Sales, marketing and development	5,184	4,866
General and administrative	1,956	2,755
Severance and related costs	679	4
Depreciation and amortization	867	775

Total operating expenses	12,176	11,581

Operating loss	(3,177)	(4,957)
Interest and other (expense) income, net	(102)	131

Loss from continuing operations before income taxes	(3,279)	(4,826)
Income tax (provision) benefit	(10)	65

Loss from continuing operations	(3,289)	(4,761)
(Loss) income from discontinued operations, net of tax	(81)	122

Net loss	(3,370)	(4,639)
Dividends related to Series B Stock	(149)	(317)

Net loss available to common stockholders	$(3,519)	$(4,956)

Per common share:
Basic loss from continuing operations (See Note Eighteen)	$(0.22)	$(0.36)

Basic (loss) income from discontinued operations	$(0.01)	$0.01

Basic net loss available to common stockholders	$(0.22)	$(0.36)

Per common share:
Diluted loss from continuing operations (See Note Eighteen)	$(0.22)	$(0.36)

Diluted (loss) income from discontinued operations	$(0.01)	$0.01

Diluted net loss available to common stockholders	$(0.22)	$(0.36)

Shares used to calculate basic net loss per share	15,750	13,953

Shares used to calculate diluted net loss per share	15,750	13,953

Stock-based compensation, primarily restricted stock, is included in individual line items above:

Cost of Behavioral Analytics revenue	$6	$7
Sales, marketing and development	697	872
General and administrative	400	550
Severance and related costs	268	—
Discontinued operations	—	77

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Net loss	$(3,370)	$(4,639)
Other comprehensive loss:
Effect of currency translation	5	(92)

Comprehensive net loss	$(3,365)	$(4,731)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Cash Flows from Operating Activities:
Net loss	$(3,370)	$(4,639)
Less: net (loss) income from discontinued operations	(81)	122

Net loss from continuing operations	(3,289)	(4,761)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	867	775
Stock-based compensation	1,103	1,429
Severance and related costs	268	—
Other	(2)	(86)
Changes in assets and liabilities:
Receivables	474	266
Prepaid expenses	196	(1,533)
Other assets	(63)	(17)
Accounts payable	(155)	881
Accrued compensation and related costs	328	(160)
Unearned revenue	(1,292)	1,970
Other liabilities	(198)	(104)

Total adjustments	1,526	3,421

Net cash used in continuing operations	(1,763)	(1,340)
Net cash used in discontinued operations	(31)	(378)

Net cash used in operating activities	(1,794)	(1,718)

Cash Flows from Investing Activities:
Capital expenditures and other	(156)	(206)

Net cash used in continuing investing activities	(156)	(206)
Net cash used in discontinued investing activities	—	(158)

Net cash used in investing activities	(156)	(364)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(536)	(444)
Acquisition of treasury stock	(495)	(302)
Payment of Series B Stock dividends	(298)	—
Fees from issuance of common stock	(43)	—
Proceeds from stock compensation and employee stock purchase plans, net	34	34

Net cash used in continuing financing activities	(1,338)	(712)
Net cash used in discontinued financing activities	—	(29)

Net cash used in financing activities	(1,338)	(741)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	10	(86)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	(22)

Effect of exchange rate changes on cash and cash equivalents	10	(108)

Decrease in cash and cash equivalents	(3,278)	(2,931)
Cash and cash equivalents, beginning of period	29,408	20,872

Cash and cash equivalents of continuing operations, end of period	$26,130	$17,941

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$710	$639
Capital equipment purchased on credit	710	639
Supplemental Disclosures of Cash Flow Information:
Interest paid	$44	$39

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 31, 2012 and December 31, 2011, the condensed consolidated results of our operations for the three months ended March 31, 2012 and April 2, 2011, the condensed consolidated statements of our comprehensive loss for the three months ended March 31, 2012 and April 2, 2011, and our condensed consolidated cash flows for the three months ended March 31, 2012 and April 2, 2011, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on May 14, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Developments

On May 14, 2012, the Company filed an amendment to its Form 10-K for the year ended December 31, 2011 in order to restate its annual consolidated financial statements for the fiscal years 2011, 2010, and 2009. This restatement corrected an error relating to the Company’s calculation of basic and diluted loss per share from continuing operations in its previously issued financial statements. Specifically, the Company did not deduct dividends and in 2011, other payments made in respect of the Series B Stock, when calculating basic and diluted loss per share from continuing operations in accordance with Accounting Standards Codification 260, “Earnings Per Share”. The restatement had no effect on any other amounts or financial statement line items. In connection with the error, the Company also determined that the prior financial statements should not be relied upon and filed a Current Report on Form 8-K under item 4.02—Non-reliance on previously issued financial statements on May 10, 2012.

Note Two — Summary of Significant Accounting Policies

The Company changed the revenue classification of one contract from Other revenue to Behavioral Analytics revenue in the fourth quarter of 2011 to better reflect the type of services provided under this contract. Revenue for this contract has been reclassified in all historical periods. As a result, the Company reclassified $0.1 million for the three months ended April 2, 2011 from Other revenue to Behavioral Analytics revenue. Cost of services for this contract has also been reclassified. As a result, the Company reclassified $0.1 million for the three months ended April 2, 2011 from Cost of Other revenue to Cost of Behavioral Analytics revenue.

Certain leadership, recruiting, and facility management expenses that have been previously reported as Sales, marketing and development have been reclassified to General and administrative. As a result, the Company reclassified $0.5 million for the three months ended April 2, 2011 from Sales, marketing and development to General and administrative.

The changes in the preceding paragraphs did not have an impact on net income (loss) and are not material to the financial statements.

For a complete description of the Company’s Summary of Significant Accounting Policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2011.

Note Three — Discontinued Operations

The sale by the Company of the Integrated Contact Solutions (“ICS”) Business Unit and “eLoyalty” registered trademark / trade name to Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc., a Delaware corporation, closed on May 28, 2011, and the Company changed its name from eLoyalty Corporation to Mattersight Corporation effective May 31, 2011. Therefore, the results of operations of the ICS Business Unit are reported as discontinued operations for all periods presented. Additionally, certain corporate and general costs that had historically been allocated to the ICS Business Unit were reallocated to the Company and are reflected in all periods presented.

The following table summarizes the components included within the (loss) income from discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011
Net sales	$—	$13.7
Total expenses	(0.1)	(13.6)

(Loss) income from discontinued operations	$(0.1)	$0.1

Note Four — Revenue Recognition

Continuing Operations

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue.

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to six months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period of the contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of users to whom the Behavioral Analytics Service is provided and/or the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

Consulting services revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training. These follow-on consulting services are generally performed for the Company’s clients on a fixed-fee basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared to the total estimated hours over the entire term of the contract.

Other Revenue

Other revenue consists of Marketing Managed Services revenue and CRM Services revenue.

Marketing Managed Services revenue is derived from marketing application hosting. This revenue is generally in the form of fixed monthly fees received from the Company’s clients and is recognized as the services are performed for the client. Any related setup fee would be recognized over the contract period of the hosting arrangement.

CRM Services revenue consists of fees generated from the Company’s operational consulting services, which are provided to the Company’s clients on a time-and-materials or fixed-fee basis. The Company recognizes revenue as the services are performed for time-and-materials projects. For fixed-fee projects, revenue is recognized based on the ratio of hours incurred to-date compared to the total estimated hours over the entire term of the contract.

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

The Company elected to adopt this accounting guidance at the beginning of the first quarter of fiscal year 2011 on a prospective basis. The adoption of this guidance does not impact the Company’s revenue recognition with respect to Behavioral Analytics because the implementation services sold with its managed service are not separated into multiple accounting units because there is no standalone fair value for these services. The Company recognizes these services revenues over the anticipated subscription period. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

For the ICS Business Unit, the Company utilized VSOE to allocate revenue to various elements in an arrangement. The Company determined VSOE based on its normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, the Company required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, the Company established VSOE through the stated renewal approach. Previously, the Company was able to establish VSOE for its product and service offerings except for software. If the Company was not able to establish VSOE for an offering, it attempted to establish fair value by utilizing TPE. TPE is established by obtaining evidence from comparable offerings from a peer company. If the Company was unable to establish fair value using VSOE or TPE, then the Company used ESP in its allocation of revenue. To determine ESP, the Company applied significant judgment as it weighed a variety of factors, based on the facts and circumstances of the arrangement. These factors included internal costs, gross margin objectives, and existing portfolio pricing and discounting.

Within discontinued operations, some of the Company’s sales arrangements had multiple deliverables containing software and related software components. Such sale arrangements were subject to the accounting guidance in ASC 985-605, Software Revenue Recognition.

Note Five — Stock-Based Compensation

The Company has several stock-based compensation plans, as described more fully in Note 14 in the Company’s Annual Report for its fiscal year ended December 31, 2011. Stock-based compensation expense from continuing operations was $1.1 million and $1.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of March 31, 2012, there were a total of 1,328,858 shares of Common Stock available for future grants under the Company’s 1999 Stock Incentive Plan and from treasury stock.

Restricted Stock

Restricted and installment stock award activity was as follows for the three months ended March 31, 2012:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2011	1,286,113	$6.33

Granted	55,000	$5.87
Vested	(282,036)	$6.82
Forfeited	(153,315)	$5.78

Nonvested balance at March 31, 2012	905,762	$6.24

	For the Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011
Total fair value of restricted and installment stock awards vested	$1.6	$0.9

As of March 31, 2012, there remained $4.7 million of unrecognized compensation expense related to restricted and installment stock awards related to continuing operations. These costs are expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.3 million for the three months ended March 31, 2012 and $0.2 million for the three months ended April 2, 2011.

During the three months ended March 31, 2012, a total of 600,000 options were granted to the Company’s executive officers. The options vested 6.25% on February 29, 2012 and the balance will vest ratably over the following 15 quarters, with a maximum term of 10 years. The exercise price per share is $5.79, the closing price of a share of Common Stock on the grant date.

Option activity was as follows for the three months ended March 31, 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2011	1,227,935	$10.95

Granted	600,000	$5.79
Exercised	(35,000)	$3.90
Forfeited	—	$—

Outstanding as of March 31, 2012	1,792,935	$9.36

Exercisable as of March 31, 2012	1,019,190	$12.15

Outstanding intrinsic value at March 31, 2012 (in millions)	$4.2

Exercisable intrinsic value at March 31, 2012 (in millions)	$2.0

	For the Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011
Total fair value of stock options vested	$0.2	$0.2
Intrinsic value of stock options exercised	$0.1	$—
Proceeds received from option exercises	$0.1	$—

As of March 31, 2012, there remains $2.5 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.

The fair value for options granted during the three months ended March 31, 2012 was estimated on the date of grant using a Black-Scholes option-pricing model. There were no options granted during the three months ended April 2, 2011. The Company used the following assumptions:

	For the Three Months Ended
	March 31,	April 2,
	2012	2011
Risk-free interest rates	0.56%	—
Expected dividend yield	—	—
Expected volatility	67%	—
Expected lives	6 years	—

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

    Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first business day and ends on the last business day of each calendar quarter. A total of 8,480 shares and 5,928 shares of Common Stock were issued during the three months ended March 31, 2012 and April 2, 2011, respectively. We recorded $13 thousand and $9 thousand of expense for this plan for the three months ended March 31, 2012 and April 2, 2011, respectively.

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For the three months ended March 31, 2012, the Company recorded $0.7 million of expense for continuing operations related to severance and related costs for the elimination of one position. For the three months ended April 2, 2011, the Company recorded $4 thousand of expense related to severance and related costs of continuing operations for the adjustment of estimated severance and facility operating expense.

During the three months ended March 31, 2012, the Company made cash payments of $0.1 million related to cost-reduction actions and facility operating expense for continuing operations. For the three months ended April 2, 2011, the Company made cash payments of $43 thousand related to cost-reduction actions for continuing operations.

The severance and related costs and their utilization for the three months ended March 31, 2012 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.1)	—	(0.1)
Other	—	—	—

Balance, March 31, 2012	$0.6	$—	$0.6

As of March 31, 2012, $0.6 million remained reserved for continuing operations relating to severance and related costs. The $0.6 million balance is in “Accrued Compensation and Related Costs”.

The severance and related costs and their utilization for the three months ended April 2, 2011 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	—	—
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	—	—	—
Payments	—	(0.1)	(0.1)

Balance, April 2, 2011	$—	$0.2	$0.2

The $0.2 million that remained reserved as of April 2, 2011 for continuing operations related to office lease payments, net of estimated sublease recoveries, and these lease payments are paid pursuant to contractual lease terms. The $0.2 million balance is apportioned between “Other current liabilities” and “Other long-term liabilities.”

Discontinued Operations

For the three months ended March 31, 2012, no cost reduction activities were undertaken in discontinued operations. For the three months ended April 2, 2011, the Company recorded $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions.

For the three months ended March 31, 2012, the Company had no accrual and made no cash payments related to cost-reduction actions for discontinued operations. For the three months ended April 2, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for discontinued operations, which were related to severance and related costs.

The severance and related costs and their utilization for the three months ended April 2, 2011 was as follows:

Employee
(In millions)	Severance
Balance, January 1, 2011	$—

Charges	0.2
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.2
Payments	(0.1)

Balance, April 2, 2011	$0.1

As of April 2, 2011, the $0.1 million that remained reserved for discontinued operations related to severance and related costs. The $0.1 million balance was recorded in “Accrued compensation and related costs.”

Note Seven — Current Prepaid Expenses

Current prepaid expenses were $5.6 million and $5.3 million as of March 31, 2012 and December 31, 2011, respectively. Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective agreements, generally three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to six months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	March 31, 2012	December 31, 2011
Deferred costs	$2.7	$2.5
Prepaid commissions	2.0	2.0
Other	0.9	0.8

Total	$5.6	$5.3

Note Eight — Intangible Assets, net

Net intangible assets were $0.2 million as of March 31, 2012 and December 31, 2011. Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over a period of 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months ended March 31, 2012 was $17 thousand and will be $41 thousand annually thereafter. There was an impairment charge of $2 thousand during the three months ended March 31, 2012.

	As of
	March 31,	December 31,
(In millions)	2012	2011
Gross intangible assets	$2.8	$2.8
Accumulated amortization of intangible assets	(2.6)	(2.6)

Total	$0.2	$0.2

Note Nine — Other Long-Term Assets

Other long-term assets were $4.3 million as of March 31, 2012 and $4.7 million as of December 31, 2011. Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective agreements, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	March 31,	December 31,
(In millions)	2012	2011
Deferred costs	$2.1	$2.4
Prepaid commissions	1.9	2.2
Other	0.3	0.1

Total	$4.3	$4.7

Note Ten — Short-Term Debt

On December 19, 2011, the Company entered into a Purchase and Settlement Agreement (the “Settlement Agreement”) with various affiliates of Technology Crossover Ventures (“TCV”) to settle previously disclosed arbitration. Under the terms of the Settlement Agreement, the Company entered into promissory notes with TCV in the aggregate amount of $6.6 million, which accrue interest at a rate of 7% per annum and are payable December 31, 2012 (the “Notes”). Under the terms of the Notes, the Company is required to apply 50% of net proceeds from the issuance of equity or equity equivalents to pay down the Notes. As a result, in connection with the sale of 1,252,609 shares of Common Stock to IGC Fund VI, LP (“IGC Fund”) under the terms of the Purchase Agreement executed by the Company and IGC Fund on December 19, 2011, the Company applied $3.0 million to pay down the Notes, representing 50% of the net proceeds from such sale. Accrued interest for the three months ended March 31, 2012 was $0.1 million. Short-term debt was $3.6 million as of March 31, 2012.

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011
Loss from continuing operations	$(3.3)	$(4.8)
Dividends related to Series B Stock(1)	(0.1)	(0.3)

Loss from continuing operations available to common stockholders	(3.4)	(5.1)
(Loss) income from discontinued operations	(0.1)	0.1

Net loss available to common stockholders	$(3.5)	$(5.0)

Per common share:
Basic/diluted loss from continuing operations	$(0.22)	$(0.36	)(3)

Basic/diluted (loss) income from discontinued operations	$(0.01)	$0.01

Basic/diluted net loss available to common stockholders	$(0.22)	$(0.36)

	For the Three Months Ended
	March 31,	April 2,
(In thousands)	2012	2011
Weighted average common shares outstanding	15,750	13,953

Currently antidilutive common stock equivalents(2)	2,041	4,408

(1)

The Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period July 1, 2011 through December 31, 2011. This dividend payment of $0.3 million was paid on January 3, 2012. The dividend payment for the period July 1, 2010 through December 31, 2010, payable on January 3, 2011, was suspended to conserve cash.

(2)

In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

(3)	The effects of the correction of the error reported in Note Eighteen “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” are reflected in the three months ended April 2, 2011.

Note Twelve — Leases

Capital Leases

The Company acquired $0.7 million and $0.6 million of computer equipment and leasehold improvements using capital leases during the first three months of fiscal years 2012 and 2011, respectively. These assets were related primarily to investments in the Company’s Behavioral Analytics service. There was $0.5 million and $0.2 million of depreciation on capital leases in the first three months of fiscal years 2012 and 2011, respectively. All capital leases are for a term of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2012:

(In millions)
Year	Amount
2012	$1.9
2013	1.4
2014	0.1
2015	—
Thereafter	—

Total minimum lease payments	$3.4
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.2
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$3.0

Capital leases consisted of the following:

	As of
(In millions)	March 31, 2012	December 31, 2011
Other current liabilities	$2.2	$1.7
Other long-term liabilities	0.8	1.1

Total	$3.0	$2.8

Note Thirteen — Segment Information

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at March 31, 2012 Using
	Total carrying	Quoted Prices in	Other	Significant
	at March 31,	Active Markets	Observable	Unobservable
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
Money market fund	$15.8	$15.8	$—	$—

	Fair Value Measurements at December 31, 2011 Using
	Total carrying	Quoted Prices in	Other	Significant
	at December 31,	Active Markets	Observable	Unobservable
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)
Money market fund	$18.8	$18.8	$—	$—

Note Fifteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of March 31, 2012 and December 31, 2011 due to the short-term nature of these instruments.

Note Sixteen — Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. In December 2011, the FASB issued ASU 2011-12, which deferred the effective date of guidance pertaining to the reporting of reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05. The Company adopted ASU 2011-05 effective for our fiscal year beginning January 1, 2012 and will retrospectively apply the new presentation of comprehensive income to prior periods presented. Other than the change in presentation and disclosure, the update did not have an impact on the Company’s consolidated financial statements.

Note Seventeen — Litigation and Other Contingencies

The Company is a party to various agreements, including substantially all major services agreements, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by the Company in the course of providing services to its clients. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular agreement. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements, and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2012.

Note Eighteen — Restatement —Basic and Diluted Loss Per Share from Continuing Operations

During the second quarter of 2012, the Company identified an error relating to its calculation of basic and diluted loss per share from continuing operations in its previously issued financial statements. As described in Note Thirteen “Capital Stock and Series B Stock” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2011, the Company has paid periodic dividends on the Series B Stock and in 2011 repurchased certain shares of Series B Stock. Although the Company accounted for the dividends and repurchase in its consolidated financial statements, it did not deduct the dividends or in 2011, the amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock, when calculating basic and diluted loss per share from continuing operations of common stock. To correct this error, the Company has restated its previously issued Consolidated Statements of Operations as described in Note Twenty-Two “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2011. In accordance with Accounting Standards Codification 260, “Earnings Per Share”, the restatement deducts from such amounts dividends paid on the Series B Stock and the amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock.

The change in presentation had no effect on any other amounts or financial statement line items. The following table summarizes the corrections to basic and diluted loss per share from continuing operations for the three months ended April 2, 2011.

	For the Three Months Ended April 2, 2011
	As Reported	Adjustment	As Restated
Per common share:
Basic loss from continuing operations	$(0.34)	$(0.02)	$(0.36)

Diluted loss from continuing operations	$(0.34)	$(0.02)	$(0.36)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

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

Following the sale by the Company of its ICS Business Unit on May 28, 2011, the Company changed its corporate name from eLoyalty Corporation to Mattersight Corporation, and began operating in a single business segment, focused primarily on its Behavioral Analytics service (“Behavioral Analytics”). Through Behavioral Analytics, the Company generates two types of revenue:

(1)	Managed services revenue, which is recurring, annuity revenue from long-term (generally three- to five-year) contracts and pilots, which are shorter term (generally three to six months) and includes subscription and amortized deployment revenue; and

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

Types of Revenue

Managed Services Revenue

Growth in Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provided related Business Monitoring services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to six months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the term of the contract.

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

Business Outlook

Based upon Mattersight’s business development efforts and third-party market research, we believe there has been a fundamental shift in the way large enterprises view data. The trends suggest that large enterprises today appreciate that there is value in data that can be derived from their front and back offices, but they have not yet established efficient and effective methods to capture, analyze, and create value from this data. We seek to help large enterprises capitalize on this data with our Behavioral Analytics solutions and, as a leader in this rapidly growing market, we believe we are uniquely positioned to capitalize on this opportunity. We estimate the market potential in the United States for all of our current analytics offerings at over $10 billion per year. The market for enterprise analytics is very new and we currently estimate it to be less than 5% penetrated.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with our Managed services agreements. The Behavioral Analytics Managed services backlog was $94.6 million as of March 31, 2012 and $96.3 million as of December 31, 2011. This decrease in backlog is due to the value of the Managed services revenue in the first three months of 2012 exceeding the amount of Managed services contracts signed in the first three months of 2012. We expect Behavioral Analytics Managed service backlog to increase in fiscal year 2012 based on the impact of anticipated renewals of existing agreements and anticipated contract signings with clients included in our current sales pipeline.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Actual volumes may be greater or less than anticipated. In addition, actual agreement terms may vary from the anticipated terms because these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported Behavioral Analytics Managed service backlog is expected to be recognized as follows: $25.8 million in 2012; $29.7 million in 2013; $19.7 million in 2014; and $19.4 million in 2015 and thereafter.

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

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to six months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period of the contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of agents accessing the Behavioral Analytics System and/or the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

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

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal year 2011 on a prospective basis. The adoption of this guidance does not impact our revenue recognition with respect to Behavioral Analytics because the implementation services sold with our managed service are not separated into multiple accounting units because there is no standalone fair value for these services. We recognize these services revenues over the anticipated subscription period. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

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

Severance and Related Costs

We recorded accruals for severance and related costs associated with our cost-reduction efforts undertaken during fiscal years 2008 through 2012. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In the first quarter of 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing operations and discontinued operations.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2011.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Form 10-K for the year ended December 31, 2011, including:

•	Uncertainties associated with the attraction of new clients, the continuation of existing and new engagements with existing clients, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk; and

•	Management of growth and development and introduction of new service offerings.

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

First Quarter of 2012 Compared with First Quarter of 2011

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased 37% to $8.9 million in the first quarter of 2012 from $6.5 million in the first quarter of 2011.

Behavioral Analytics revenue was $8.6 million in the first quarter of 2012 and was $6.0 million in the first quarter of 2011. Behavioral Analytics revenue increased $2.6 million in the first quarter of 2012 primarily due to increased subscription fees associated with the conversion of several deployments to the subscription phase of the agreement.

Other revenue decreased by $0.3 million in the first quarter of 2012 to $0.3 million, from $0.6 million in the first quarter of 2011, a decrease of 50%. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services.

The Company’s top five clients accounted for 66% of total revenue in the first quarter of 2012 and 73% of total revenue in the first quarter of 2011. The top 10 clients accounted for 91% of total revenue in the first quarter of 2012, compared to 92% in the first quarter of 2011. In the first quarter of 2012 and 2011, there were four and three clients, respectively, that accounted for 10% or more of total revenue. In the first quarter of 2012, Vangent, Inc., Allstate Insurance Company, Progressive Casualty Insurance Co., and Health Care Service Corporation accounted for 18%, 17%, 13%, and 10% of total revenue, respectively. In the first quarter of 2011, Vangent, Inc., Health Care Service Corporation, and Allstate Insurance Company accounted for 25%, 16%, and 15% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other customer related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue in the first quarter of 2012 was $3.2 million, or 37% of Behavioral Analytics revenue, compared to $2.8 million, or 47% of Behavioral Analytics revenue, in the first quarter of 2011. The increase in cost was largely due to higher amortized implementation costs net of cost deferrals of $0.5 million. The percentage decrease in the Cost of Behavioral Analytics revenue was primarily due to improved leverage of our cost structure resulting from higher subscription revenue in the first quarter of 2012 compared to the first quarter of 2011.

Cost of Other revenue in the first quarter of 2012 was $0.2 million, or 67% of Other revenue, compared to $0.3 million, or 50% of Other revenue, in the first quarter of 2011. The decrease in cost was largely due to lower compensation expense of $0.2 million, driven by the lower demand for our CRM services.

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

Sales, marketing and development expenses increased $0.3 million, or 6%, to $5.2 million in the first quarter of 2012 from $4.9 million in the first quarter of 2011. This increase is due to the continued investment in our sales and development organizations.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses decreased $0.8 million, or 29%, to $2.0 million in the first quarter of 2012 from $2.8 million in the first quarter of 2011. This decrease is due to lower compensation expense of $0.5 million, primarily due to the reduction in our administrative staff as a result of the sale of the ICS Business Unit and lower professional fees of $0.2 million.

Severance and Related Costs

In 2012 and 2011, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and an office consolidation. Cash savings related to cost reduction actions for the first quarter of 2012 are anticipated to be $0.3 million annually. The cost reduction actions taken during fiscal year 2011 resulted in annual cash savings of $0.1 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.7 million in the first quarter of 2012 and less than $0.1 million in the first quarter of 2011. In the first quarter of 2012, the $0.7 million of expense for continuing operations was related to severance and related costs for the elimination of one position. The expense recorded in the first quarter of 2011 primarily related to an adjustment of estimated severance and facility operating expense.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 13%, to $0.9 million in the first quarter of 2012 compared to $0.8 million in the first quarter of 2011. The increase of $0.1 million in depreciation and amortization is primarily related to an increased rate of investment in the first quarter of 2012.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.2 million for the first quarter of 2012, compared to an operating loss of $5.0 million for the first quarter of 2011.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.1 million of expense in the first quarter of 2012 and was $0.1 million of income in the first quarter of 2011. In the first quarter of 2012, the $0.1 million of expense was primarily related to interest expense on our short-term debt and on our capital lease obligation. In the first quarter of 2011, the $0.1 million of income was primarily related to favorable exchange rates on intercompany settlements.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million for the first quarter of 2012 and the tax benefit was $0.1 million in the first quarter of 2011. As of March 31, 2012, total net deferred tax assets of $57.0 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

(Loss) Income from Discontinued Operations

The loss from discontinued operations in the first quarter of 2012 was $0.1 million and the income from discontinued operations in the first quarter of 2011 was $0.1 million.

The loss from discontinued operations of $0.1 million in the first quarter of 2012 was due to settlement costs relating to a former employee of the ICS Business Unit. The income from discontinued operations of $0.1 million in the first quarter of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the divestiture.

Net Loss Available to Common Stockholders

We reported net loss available to common stockholders of $3.5 million in the first quarter of 2012 compared to a net loss available to common stockholders of $5.0 million in the first quarter of 2011. Accrued dividends to holders of our Series B Stock were $0.1 million in the first quarter of 2012 and $0.3 million in the first quarter of 2011. In the first quarter of 2012, there was net loss of $0.22 per share on a basic and diluted basis, compared to a net loss of $0.36 per share on a basic and diluted basis in the first quarter of 2011.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of March 31, 2012, our principal capital resources consisted of (i) our cash and cash equivalents balance of $26.1 million, which includes $0.3 million in foreign bank accounts, (ii) restricted cash of $1.5 million, and (iii) the remaining $3.5 million under the Facility, as defined below under “Bank Facility”.

Our cash and cash equivalents position decreased $3.3 million, or 11%, as of March 31, 2012, from $29.4 million as of December 31, 2011.

The decrease in cash during the first three months of 2012 was primarily the result of the net loss before non-cash items, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by accounts receivable collections and an increase in accrued compensation and related costs. Restricted cash remained constant at $1.5 million for the first three months of 2012 and $2.5 million for the first three months of 2011, and was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Bank Facility” below for a description of the contractual requirements related to restricted cash.

The decrease in cash in the first three months of 2011 was primarily the result of the net loss before non-cash items, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by lower working capital requirements.

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first three months of 2012 and 2011 was $1.8 million and $1.3 million, respectively. During the first three months of 2012, cash outflows of $1.8 million from operating activities consisted primarily of the net loss before non-cash items of $1.1 million, a $1.3 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by accounts receivable collections of $0.5 million and an increase in accrued compensation and related costs of $0.3 million.

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

Net cash used in operating activities of discontinued operations during the first three months of 2012 was less than $0.1 million.

Net cash used in operating activities of discontinued operations during the first three months of 2011 was $0.4 million. During the first three months of 2011, cash outflows of $0.4 million from operating activities of discontinued operations consisted primarily of a $3.5 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by lower prepaid costs of $1.5 million, due primarily to the amortization of costs associated with the unearned revenue, and other improved net working capital results of $1.2 million.

Days Sales Outstanding (“DSO”) for continuing operations was 21 days at March 31, 2012 compared to 26 days at December 31, 2011, an improvement of five days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of March 31, 2012, there remains $0.6 million of costs for severance and related costs for continuing operations. See Note Six “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.2 million of cash in continuing investing activities during each of the first three months of 2012 and 2011. Capital expenditures were primarily used to purchase computer hardware and software during the first three months of 2012 and 2011, respectively. We currently expect capital investments to be between $4.0 million and $5.0 million for fiscal year 2012 and plan on funding approximately $3.2 million to $4.2 million of these purchases with capital leases.

Net cash used in discontinued investing activities was $0 million and $0.2 million during the first three months of 2012 and 2011, respectively. The cash usage in the first three months of 2011 was primarily due to capital expenditures for the purchase of computer hardware and software.

Cash Flows from Financing Activities

The Company used $1.3 million and $0.7 million of cash in continuing financing activities during the first three months of 2012 and 2011, respectively. Net cash outflows of $1.3 million during the first three months of 2012 were primarily attributable to: $0.5 million of principal payments under our capital lease obligations; $0.5 million of cash used to acquire treasury stock; and $0.3 million for cash dividend payments on Series B Stock.

Net cash outflows of $0.7 million in continuing financing activities during the first three months of 2011 were primarily attributable to $0.4 million of principal payments under our capital lease obligations and $0.3 million of cash used to acquire treasury stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

Net cash used in discontinued financing activities was less than $0.1 million during the first three months of 2011. The usage in the first three months of 2011 was for principal payments under our capital lease obligations.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. A cash dividend of $0.3 million was paid on the Series B Stock, for the dividend period July 1, 2011 through December 31, 2011. In fiscal year 2011, the dividend payment for the period July 1, 2010 through December 31, 2010, payable on January 3, 2011, was suspended to conserve cash. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002. The Company expects to acquire between $0.3 million and $0.4 million of treasury stock during the second quarter of 2012 to meet employee tax obligations associated with the Company’s various stock-based compensation programs. In the second quarter of 2012, the Company will spend approximately $0.2 million related to our Series B Stock tender offer.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows and financing from capital leases. Our balance of cash and cash equivalents was $26.1 million as of March 31, 2012. In addition, our restricted cash of $1.5 million with Bank of America (the “Bank”) at March 31, 2012 is available to support letters of credit issued under our credit facility (as described below) and collateral requirements for our capital lease agreements.

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

Bank Facility

The Company is a party to a loan agreement with the Bank, which expires on December 31, 2012. The maximum principal amount of the secured line of credit under the credit agreement (the “Facility”) is $5.0 million as of March 31, 2012. The Facility requires the Company to maintain a minimum cash and cash equivalent balance within a secured account at the Bank. The Facility provides that the balance in the secured account cannot be less than the outstanding balance drawn on the Facility and letter of credit obligations under the Facility. Available credit under the Facility has been reduced by $1.5 million due to letters of credit issued under the Facility to support our capital lease obligations. As a result, $3.5 million remains available under the Facility at March 31, 2012. Loans under the Facility bear interest at the Bank’s prime rate or, at the Company’s election, an alternate rate of LIBOR (London InterBank Offering Rate) plus 0.75%. We did not have any borrowings or interest expense under the Facility during the first three months of 2012 or 2011.

Accounts Receivable Customer Concentration

As of March 31, 2012, four clients, United HealthCare Services, Inc., CVS Caremark Corporation, Wells Fargo, and Allstate Insurance Company, accounted for 23%, 17%, 11%, and 11% of total gross accounts receivable, respectively. Of these amounts, we have collected 81% from United HealthCare Services, Inc., 50% from CVS Caremark Corporation, 31% from Wells Fargo, and 94% from Allstate Insurance Company through April 30, 2012. Of the total March 31, 2012 gross accounts receivable, we have collected 56% as of April 30, 2012. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of March 31, 2012 and December 31, 2011 were $3.0 million and $2.8 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. We expect capital lease obligations to increase between $3.2 million to $4.2 million for fiscal year 2012 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of March 31, 2012. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.5	$1.5	$—	$—	$—
Operating leases	3.1	1.0	1.5	0.6	—
Capital leases	3.4	2.4	1.0	—	—
Severance and related costs	0.6	0.6	—	—	—
Purchase obligations	1.3	1.3	—	—	—

Total	$9.9	$6.8	$2.5	$0.6	$—

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

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of March 31, 2012 and December 31, 2011.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2012 and prior periods. Liabilities for these required payments are reflected on our balance sheet as of March 31, 2012 and December 31, 2011.

Purchase Obligations

Purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet as of March 31, 2012, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2011, purchase obligations include $1.4 million of commitments reflected as liabilities on our balance sheet, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. In December 2011, the FASB issued ASU 2011-12, which deferred the effective date of guidance pertaining to the reporting of reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05. The Company adopted ASU 2011-05 effective for our fiscal year beginning January 1, 2012 and will retrospectively apply the new presentation of comprehensive income to prior periods presented. Other than the change in presentation and disclosure, the update did not have an impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of March 31, 2012, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

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

Based on that evaluation, management identified a material weakness in our internal control over financial reporting related to the process and procedures used in applying appropriate accounting to basic and diluted loss per share from continuing operations. Specifically, the Company did not deduct for dividends and in 2011, other payments made in respect of our Series B Stock, in accordance with Accounting Standards Codification 260, “Earnings Per Share.” Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Subsequent to the discovery of the material weakness, we have changed our internal control process and procedures used in applying the appropriate accounting to the basic and diluted loss per share from continuing operations. Specifically, we have corrected the method by which we compute basic and diluted loss per share from continuing operations to make requisite deductions for dividends and other payments made in respect of the Series B Stock. We believe these actions have strengthened our internal control over financial reporting and will address the material weakness identified as of December 31, 2011.

Changes in Internal Control over Financial Reporting

Except as has been described above, there has been no change in Mattersight’s internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion under Note Seventeen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the first quarter of 2012. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2012 – January 31, 2012	—	$—
February 1, 2012 – February 29, 2012	86,270	$5.74
March 1, 2012 – March 31, 2012	—	$—

Total	86,270	$5.74

Item 6. Exhibits

**10.1	Separation and Release Agreement, executed March 28, 2012, between Tyson Marian and Mattersight Corporation.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of William B. Noon under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and William B. Noon under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, and (v) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2012.

MATTERSIGHT CORPORATION

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial and Accounting Officer)