Form 10-Q
period 2012-06-30
Mattersight Corp
filed 2012-08-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2012 was 16,892,297.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$20,474	$29,408
Restricted cash	—	1,500
Receivables (net of allowances of $10 and $13)	1,822	2,540
Prepaid expenses	6,739	5,302
Other current assets	548	288

Total current assets	29,583	39,038
Equipment and leasehold improvements, net	4,535	4,271
Goodwill	972	972
Intangibles, net	239	238
Other long-term assets	4,328	4,746

Total assets	$39,657	$49,265

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Short-term debt	$3,691	$3,567
Accounts payable	1,520	812
Accrued compensation and related costs	1,201	1,382
Unearned revenue	6,381	9,783
Other current liabilities	3,848	3,673

Total current liabilities	16,641	19,217
Long-term unearned revenue	2,350	3,036
Other long-term liabilities	860	1,401

Total liabilities	19,851	23,654

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,650,875 and 1,670,696 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively, with a liquidation preference of $8,714 and $8,819 at June 30, 2012 and December 31, 2011, respectively	8,419	8,521

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,174,618 and 18,037,552 shares issued at June 30, 2012, and at December 31, 2011, respectively; and 16,945,330 and 16,935,204 outstanding at June 30, 2012 and December 31, 2011, respectively	182	180
Additional paid-in capital	214,653	212,618
Accumulated deficit	(192,720)	(185,779)
Treasury stock, at cost, 1,229,288 and 1,102,348 shares at June 30, 2012 and December 31, 2011, respectively	(6,688)	(5,891)
Accumulated other comprehensive loss	(4,040)	(4,038)

Total stockholders’ equity	11,387	17,090

Total liabilities and stockholders’ equity	$39,657	$49,265

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Behavioral Analytics revenue	$7,557	$6,288	$16,113	$12,255
Other revenue	376	339	721	919

Total services revenue	7,933	6,627	16,834	13,174
Reimbursed expenses	102	76	200	153

Total revenue	8,035	6,703	17,034	13,327
Operating expenses:
Cost of Behavioral Analytics revenue	2,947	2,894	6,135	5,656
Cost of other revenue	187	254	391	596

Cost of services	3,134	3,148	6,526	6,252
Reimbursed expenses	102	76	200	153

Total cost of revenue, exclusive of depreciation and amortization:	3,236	3,224	6,726	6,405
Sales, marketing and development	5,447	4,764	10,631	9,630
General and administrative	2,007	2,614	3,963	5,369
Severance and related costs	14	(434)	693	(430)
Depreciation and amortization	755	820	1,622	1,595

Total operating expenses	11,459	10,988	23,635	22,569

Operating loss	(3,424)	(4,285)	(6,601)	(9,242)
Interest and other (expense) income, net	(113)	(53)	(215)	78

Loss from continuing operations before income taxes	(3,537)	(4,338)	(6,816)	(9,164)
Income tax (provision) benefit	(11)	3,563	(21)	3,628

Loss from continuing operations	(3,548)	(775)	(6,837)	(5,536)
(Loss) income from discontinued operations, net of tax	(23)	28,065	(104)	28,187

Net (loss) income	(3,571)	27,290	(6,941)	22,651
Dividends related to Series B Stock	(148)	(317)	(297)	(634)

Net (loss) income available to common stockholders	$(3,719)	$26,973	$(7,238)	$22,017

Per common share:
Basic loss from continuing operations (See Note Eighteen)	$(0.23)	$(0.08)	$(0.45)	$(0.44)

Basic (loss) income from discontinued operations	$(0.00)	$1.99	$(0.01)	$2.01

Basic net (loss) income available to common stockholders	$(0.23)	$1.91	$(0.46)	$1.57

Per common share:
Diluted loss from continuing operations (See Note Eighteen)	$(0.23)	$(0.08)	$(0.45)	$(0.44)

Diluted (loss) income from discontinued operations	$(0.00)	$1.99	$(0.01)	$2.01

Diluted net (loss) income available to common stockholders	$(0.23)	$1.91	$(0.46)	$1.57

Shares used to calculate basic net loss per share	15,966	14,111	15,858	14,032

Shares used to calculate diluted net loss per share	15,966	14,111	15,858	14,032

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$5	$7	$11	$14
Sales, marketing and development	557	899	1,254	1,771
General and administrative	314	680	714	1,230
Severance and related costs	—	—	268	—
Discontinued operations	—	1,491	—	1,568

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net (loss) income	$(3,571)	$27,290	$(6,941)	$22,651
Other comprehensive loss:
Effect of currency translation	(7)	(24)	(2)	(116)

Comprehensive net (loss) income	$(3,578)	$27,266	$(6,943)	$22,535

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	June 30, 2012	July 2, 2011
Cash Flows from Operating Activities:
Net (loss) income	$(6,941)	$22,651
Less: net (loss) income from discontinued operations	(104)	28,187

Net loss from continuing operations	(6,837)	(5,536)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,622	1,595
Stock-based compensation	1,979	3,015
Severance and related costs	268	—
Other	(2)	12
Changes in assets and liabilities:
Receivables	720	(234)
Prepaid expenses	(1,035)	(2,186)
Other assets	(276)	97
Accounts payable	708	731
Accrued compensation and related costs	(181)	(169)
Unearned revenue	(4,088)	435
Other liabilities	(195)	(4,227)

Total adjustments	(480)	(931)

Net cash used in continuing operations	(7,317)	(6,467)
Net cash used in discontinued operations	(179)	(4,685)

Net cash used in operating activities	(7,496)	(11,152)

Cash Flows from Investing Activities:
Capital expenditures and other	(900)	(605)

Net cash used in continuing investing activities	(900)	(605)
Net cash (used in) provided by discontinued investing activities	—	33,939

Net cash (used in) provided by investing activities	(900)	33,334

Cash Flows from Financing Activities:
Proceeds from line of credit	3,691	—
Decrease (increase) in restricted cash	1,500	(17,140)
Purchase of shares of Series B Stock	(3,743)	—
Principal payments under capital lease obligations	(1,070)	(989)
Acquisition of treasury stock	(797)	(513)
Payment of Series B Stock dividends	(300)	(1,901)
Fees from issuance of common stock	(49)	—
Proceeds from stock compensation and employee stock purchase plans, net	233	62

Net cash used in continuing financing activities	(535)	(20,481)
Net cash used in discontinued financing activities	—	(678)

Net cash used in financing activities	(535)	(21,159)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(3)	(69)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	(233)

Effect of exchange rate changes on cash and cash equivalents	(3)	(302)

(Decrease) increase in cash and cash equivalents	(8,934)	721
Cash and cash equivalents, beginning of period	29,408	20,872

Cash and cash equivalents of continuing operations, end of period	$20,474	$21,593

	For the Six Months Ended
	June 30, 2012	July 2, 2011
Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$987	$2,081
Capital equipment purchased on credit	987	2,081
Supplemental Disclosures of Cash Flow Information:
Interest paid	$214	$87

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 30, 2012 and December 31, 2011, the condensed consolidated results of our operations for the three months and six months ended June 30, 2012 and July 2, 2011, the condensed consolidated statements of our comprehensive loss for the three months and six months ended June 30, 2012 and July 2, 2011, and our condensed consolidated cash flows for the six months ended June 30, 2012 and July 2, 2011, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on May 14, 2012. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Recent Developments

On May 14, 2012, the Company filed an amendment to its Form 10-K for the year ended December 31, 2011 in order to restate its annual consolidated financial statements for the fiscal years 2011, 2010, and 2009. This restatement corrected an error relating to the Company’s calculation of basic and diluted loss per share from continuing operations in its previously issued financial statements. Specifically, the Company did not deduct dividends and, in 2011, other payments made in respect of the Company’s 7% Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”), when calculating basic and diluted loss per share from continuing operations in accordance with Accounting Standards Codification 260, “Earnings Per Share”. The restatement had no effect on any other amounts or financial statement line items. In connection with the error, the Company also determined that the prior financial statements should not be relied upon and filed a Current Report on Form 8-K under Item 4.02—Non-Reliance on Previously Issued Financial Statements” on May 10, 2012.

Note Two — Summary of Significant Accounting Policies

The Company changed the revenue classification of one contract from Other revenue to Behavioral Analytics revenue in the fourth quarter of 2011 to better reflect the type of services provided under this contract. Revenue for this contract has been reclassified in all historical periods. As a result, the Company reclassified $0.1 million and $0.3 million for the three months and six months ended July 2, 2011, respectively, from Other revenue to Behavioral Analytics revenue. Cost of services for this contract has also been reclassified. As a result, the Company reclassified $0.1 million for the three months and six months ended July 2, 2011 from Cost of Other revenue to Cost of Behavioral Analytics revenue.

Certain leadership, recruiting, and facility management expenses that have been previously reported as Sales, marketing and development have been reclassified to General and administrative. As a result, the Company reclassified $0.5 million and $1.0 million for the three months and six months ended July 2, 2011 from Sales, marketing and development to General and administrative.

The changes in the preceding paragraphs did not have an impact on net (loss) income and are not material to the financial statements.

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

	For the		For the
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$—	$9.2	$—	$22.9
Total expenses	—	(10.2)	(0.1)	(23.7)
Gain from sale of assets	—	36.4	—	36.4
Provision for income taxes	—	(7.3)	—	(7.4)

(Loss) Income from discontinued operations	$—	$28.1	$(0.1)	$28.2

Note Four — Revenue Recognition

Continuing Operations

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue.

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period of the contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

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

The Company elected to adopt this accounting guidance at the beginning of the first quarter of fiscal year 2011 on a prospective basis. The adoption of this guidance does not impact the Company’s revenue recognition with respect to Behavioral Analytics because the implementation services sold with its Managed services are not separated into multiple accounting units because there is no standalone fair value for these services. The Company recognizes these services revenues over the anticipated subscription period. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

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

Note Five — Stock-Based Compensation

The Company has two stock-based compensation plans, as described more fully in Note 14 in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2011. Stock-based compensation expense from continuing operations was $0.9 million and $1.6 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and $2.0 million and $3.0 million for the six months ended June 30, 2012 and July 2, 2011, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of June 30, 2012, there were a total of 1,155,974 shares of Common Stock available for future grants under the Company’s 1999 Stock Incentive Plan and from treasury stock.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.6 million and $1.4 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and $1.4 million and $2.7 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

Restricted and installment stock award activity was as follows for the six months ended June 30, 2012:

	Shares	Weighted Average Price
Nonvested balance at December 31, 2011	1,286,113	$6.33

Granted	298,914	$7.93
Vested	(414,655)	$6.77
Forfeited	(215,286)	$6.00

Nonvested balance at June 30, 2012	955,086	$6.71

	For the		For the
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Total fair value of restricted and installment stock awards vested	$1.0	$2.5	$2.6	$3.4

As of June 30, 2012, there remained $5.4 million of unrecognized compensation expense related to restricted and installment stock awards related to continuing operations. These costs are expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.2 million and $0.5 million for the three months and six months ended June 30, 2012, respectively, and $0.1 million and $0.3 million for the three months and six months ended July 2, 2011, respectively.

During the three months ended June 30, 2012, a total of 105,378 options were granted. On May 17, 2012 certain employees received options to purchase from the Company a total of 73,336 shares of Common Stock. These options vest 6.25% on August 31, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum term of 10 years. The exercise price per share is $7.99, the closing price of a share of Common Stock on the grant date. Then on May 18, 2012, the Company’s non-employee directors received options to purchase from the Company a total of 32,042 shares of Common Stock. These options vest 25% on May 31, 2013, and the balance will vest ratably over the following 12 quarters, with a maximum term of 10 years. The exercise price per share is $7.70, the closing price of a share of Common Stock on the grant date.

Option activity was as follows for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,227,935	$10.95

Granted	705,378	$6.11
Exercised	(38,600)	$4.14
Forfeited	(73,767)	$20.41

Outstanding as of June 30, 2012	1,820,946	$8.83

Exercisable as of June 30, 2012	1,024,693	$11.04

Outstanding intrinsic value at June 30, 2012 (in millions)	$3.5

Exercisable intrinsic value at June 30, 2012 (in millions)	$1.9

	For the		For the
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Total fair value of stock options vested	$0.3	$0.3	$0.5	$0.5
Intrinsic value of stock options exercised	$0.1	$—	$0.2	$—
Proceeds received from option exercises	$0.1	$—	$0.2	$—

As of June 30, 2012, there remains $2.8 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

The fair value for options granted during the six months ended June 30, 2012 and July 2, 2011 was estimated on the date of grant using a Black-Scholes option-pricing model. The Company used the following assumptions:

	For the Six Months Ended
	June 30, 2012	July 2, 2011
Risk-free interest rates	0.57%	1.2%
Expected dividend yield	—	—
Expected volatility	67%	68%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first business day and ends on the last business day of each calendar quarter. A total of 5,823 shares and 5,756 shares of Common Stock were issued during the three months ended June 30, 2012 and July 2, 2011, respectively, and 14,303 shares and 11,684 shares were issued during the six months ended June 30, 2012 and July 2, 2011, respectively. We recorded $11 thousand and $8 thousand of expense for this plan for the three months ended June 30, 2012 and July 2, 2011, respectively, and $24 thousand and $17 thousand of expense for this plan for the six months ended June 30, 2012 and July 2, 2011, respectively.

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For the three and six months ended June 30, 2012, the Company recorded less than $0.1 million and $0.7 million, respectively, of expense for continuing operations related to severance and related costs for the elimination of one position. For the three months and six months ended July 2, 2011, the Company recorded $0.4 million of income for continuing operations related to the favorable renegotiation of a facility lease, partially offset by the severance and related costs for the elimination of one position.

For the six months ended June 30, 2012, the Company made cash payments of $0.7 million related to cost-reduction actions and facility operating expense for continuing operations. For the six months ended July 2, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for continuing operations.

The severance and related costs and their utilization for the six months ended June 30, 2012 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)
Other	—	—	—

Balance, June 30, 2012	$—	$—	$—

As of June 30, 2012, there is no amount reserved for continuing operations relating to severance and related costs.

The severance and related costs and their utilization for the six months ended July 2, 2011 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	(0.2)	(0.2)
Adjustments charged to severance and related costs	—	(0.2)	(0.2)

Charged to severance and related costs	—	(0.4)	(0.4)
Payments	—	(0.1)	(0.1)

Balance, July 2, 2011	$—	$—	$—

The $14 thousand that remained reserved as of July 2, 2011 for continuing operations related to office lease payments, net of estimated sublease recoveries, and these lease payments are made pursuant to contractual lease terms. The $14 thousand balance is recorded in “Other current liabilities”.

Discontinued Operations

For the three months and six months ended June 30, 2012, no cost reduction activities were undertaken in discontinued operations. For the three months ended July 2, 2011, no cost reduction activities were undertaken in discontinued operations. For the six months ended July 2, 2011, the Company recorded $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions.

For the six months ended June 30, 2012, the Company had no accrual and made no cash payments related to cost-reduction actions for discontinued operations. For the six months ended July 2, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for discontinued operations, which were related to severance and related costs.

The severance and related costs and their utilization for the six months ended July 2, 2011 was as follows:

Employee
(In millions)	Severance
Balance, January 1, 2011	$—

Charges	0.2
Adjustments charged to severance and related costs	—

Charged to severance and related costs	0.2
Payments	(0.1)

Balance, July 2, 2011	$0.1

As of July 2, 2011, the $0.1 million that remained reserved for discontinued operations related to severance and related costs. The $0.1 million balance was recorded in “Accrued compensation and related costs.”

Note Seven — Current Prepaid Expenses

Current prepaid expenses were $6.7 million and $5.3 million as of June 30, 2012 and December 31, 2011, respectively. Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective agreements, generally three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	June 30, 2012	December 31, 2011
Deferred costs	$2.7	$2.5
Prepaid commissions	2.0	2.0
Other	2.0	0.8

Total	$6.7	$5.3

Note Eight — Intangible Assets, net

Net intangible assets were $0.2 million as of June 30, 2012 and December 31, 2011. Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over a period of 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and six months ended June 30, 2012 was $16 thousand and $33 thousand, respectively, and will be $43 thousand annually thereafter. There was an impairment charge of $2 thousand during the six months ended June 30, 2012.

	As of
(In millions)	June 30, 2012	December 31, 2011
Gross intangible assets	$2.8	$2.8
Accumulated amortization of intangible assets	(2.6)	(2.6)

Total	$0.2	$0.2

Note Nine — Other Long-Term Assets

Other long-term assets were $4.3 million as of June 30, 2012 and $4.7 million as of December 31, 2011. Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective agreements, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the agreements beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	June 30,	December 31,
(In millions)	2012	2011
Deferred costs	$1.9	$2.4
Prepaid commissions	1.8	2.2
Other	0.6	0.1

Total	$4.3	$4.7

Note Ten — Short-Term Debt

On June 29, 2012, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility provides for a $10.0 million revolving line of credit maturing in 2014 and is secured by a security interest in the Company’s accounts receivable, equipment, inventory, cash, deposit accounts, securities, and all other investment property, supporting obligations, financial assets, and other personal property, with the exception of the Company’s intellectual property rights. On June 29, 2012, the Company used the Credit Facility to repay in full the principal balance of $3.6 million and accrued and unpaid interest outstanding of $0.1 million under the promissory notes issued by the Company to various affiliates of Technology Crossover Ventures to settle previously disclosed arbitration, in an amount equal to approximately $3.7 million. The $3.7 million principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. In addition, the Company will pay a commitment fee on the Credit Facility and a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. Short-term debt was $3.7 million as of June 30, 2012 and accrued interest related to the transaction was a nominal amount.

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
	June 30,	July 2,
(In millions)	2012	2011
Loss from continuing operations	$(3.5)	$(0.8)
Dividends related to Series B Stock(1)	(0.1)	(0.3)

Loss from continuing operations available to common stockholders	(3.6)	(1.1)
(Loss) income from discontinued operations	(0.1)	28.1

Net (loss) income available to common stockholders	$(3.7)	$27.0

Per common share:
Basic/diluted loss from continuing operations	$(0.23)	$(0.08	)(3)

Basic/diluted (loss) income from discontinued operations	$(0.00)	$1.99

Basic/diluted net (loss) income available to common stockholders	$(0.23)	$1.91

(In thousands)
Weighted average common shares outstanding	15,966	14,111

Currently antidilutive common stock equivalents(2)	2,542	3,261

	For the Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Loss from continuing operations	$(6.8)	$(5.6)
Dividends related to Series B Stock(1)	(0.3)	(0.6)

Loss from continuing operations available to common stockholders	(7.1)	(6.2)
(Loss) income from discontinued operations	(0.1)	28.2

Net (loss) income available to common stockholders	$(7.2)	$22.0

Per common share:
Basic/diluted loss from continuing operations	$(0.45)	$(0.44	)(3)

Basic/diluted (loss) income from discontinued operations	$(0.01)	$2.01

Basic/diluted net (loss) income available to common stockholders	$(0.46)	$1.57

(In thousands)
Weighted average common shares outstanding	15,858	14,032

Currently antidilutive common stock equivalents(2)	2,291	3,834

(1)

The Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. The dividend payment of $0.3 million for the period July 1, 2011 through December 31, 2011 was paid on January 3, 2012. The dividend payment of $1.9 million paid on July 1, 2011 was for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008.

(2)

In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

(3)

The effects of the correction of the error reported in Note Eighteen “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” are reflected in the three months and six months ended July 2, 2011.

Note Twelve — Leases

Capital Leases

The Company acquired $1.0 million and $2.1 million of computer equipment and leasehold improvements using capital leases during the first six months of 2012 and 2011, respectively. These assets were related primarily to investments in the Company’s Behavioral Analytics service. There was $1.1 million and $0.8 million of depreciation on capital leases in the first six months of 2012 and 2011, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2012:

(In millions)
Year	Amount
2012	$1.4
2013	1.5
2014	0.2
2015	—
Thereafter	—

Total minimum lease payments	$3.1
Less: estimated executory costs	(0.2)

Net minimum lease payments	$2.9
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.7

Capital leases consisted of the following:

	As of
(In millions)	June 30, 2012	December 31, 2011
Other current liabilities	$2.2	$1.7
Other long-term liabilities	0.5	1.1

Total	$2.7	$2.8

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at June 30, 2012 Using
(In millions)	Total carrying at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$3.8	$3.8	$—	$—

	Fair Value Measurements at December 31, 2011 Using
(In millions)	Total carrying at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$18.8	$18.8	$—	$—

Note Fifteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of June 30, 2012 and December 31, 2011 due to the short-term nature of these instruments.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2012.

Note Eighteen — Restatement — Basic and Diluted Loss Per Share from Continuing Operations

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

The change in presentation had no effect on any other amounts or financial statement line items. The following table summarizes the corrections to basic and diluted loss per share from continuing operations for the three months and six months ended July 2, 2011.

	For the Three Months Ended July 2, 2011
	As Reported	Adjustment	As Restated
Per common share:
Basic loss from continuing operations	$(0.05)	$(0.03)	$(0.08)

Diluted loss from continuing operations	$(0.05)	$(0.03)	$(0.08)

	For the Six Months Ended July 2, 2011
	As Reported	Adjustment	As Restated
Per common share:
Basic loss from continuing operations	$(0.39)	$(0.05)	$(0.44)

Diluted loss from continuing operations	$(0.39)	$(0.05)	$(0.44)

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

Following the sale by the Company of its ICS Business Unit on May 28, 2011, the Company changed its corporate name from eLoyalty Corporation to Mattersight Corporation, and began operating in a single business segment, focused primarily on its Behavioral Analytics service (“Behavioral Analytics”). Through Behavioral Analytics, the Company generates two types of revenue:

(1)	Managed services revenue, which is recurring, annuity revenue from long-term (generally three- to five-year) contracts and pilots, which are shorter term (generally three to twelve months) and includes subscription and amortized deployment revenue; and

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

In addition to our Behavioral Analytics offerings, Mattersight also generates revenue from the following services:

(1) Marketing Managed Services, which consist of marketing application hosting services, from which the Company derives Managed services revenue; and

(2) CRM Services, which consist of operational consulting services that enhance business performance through improved process efficiencies and redesign of workflows, from which the Company derives Consulting services revenue.

Types of Revenue

Managed Services Revenue

Growth in Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provide related Business Monitoring services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the term of the contract.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with our Managed services agreements. The Behavioral Analytics Managed services backlog was $104.6 million as of June 30, 2012 and $96.3 million as of December 31, 2011. This increase in backlog is due to the value of the Managed services contracts signed in the first six months of 2012 exceeding the amount of Managed services revenue in the first six months of 2012. We expect Behavioral Analytics Managed service backlog to increase in the second half of fiscal year 2012 based on the impact of anticipated renewals of existing agreements and anticipated contract signings with clients included in our current sales pipeline.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated term of the agreement. The anticipated term of the agreement is based on the contractually agreed fixed term of the contract, plus agreed upon, but optional extension periods. Actual volumes may be greater or less than anticipated. In addition, actual agreement terms may vary from the anticipated terms because these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts. The reported Behavioral Analytics Managed service backlog is expected to be recognized as follows: $17.0 million in 2012; $31.5 million in 2013; $23.6 million in 2014; and $17.3 million in 2015; $15.2 million in 2016 and thereafter.

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

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period of the contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

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

The Company elected to adopt this accounting guidance at the beginning of its first quarter of fiscal year 2011 on a prospective basis. The adoption of this guidance does not impact our revenue recognition with respect to Behavioral Analytics because the implementation services sold with our Managed services are not separated into multiple accounting units because there is no standalone fair value for these services. We recognize these services revenues over the anticipated subscription period. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In the first and second quarters of 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing operations and discontinued operations.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2011.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Form 10-K for the year ended December 31, 2011, including:

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

Second Quarter of 2012 Compared with Second Quarter of 2011

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased 20% to $7.9 million in the second quarter of 2012 from $6.6 million in the second quarter of 2011.

Behavioral Analytics revenue was $7.6 million in the second quarter of 2012 and was $6.3 million in the second quarter of 2011. Behavioral Analytics revenue increased $1.3 million in the second quarter of 2012, primarily due to increased subscription fees associated with the conversion of several deployments to the subscription phase of the agreement.

Other revenue increased 11% in the second quarter of 2012 to $0.4 million. The increase in revenue was mainly due to higher demand for CRM consulting services at one client.

The Company’s top five clients accounted for 70% of total revenue in the second quarter of 2012 and 73% of total revenue in the second quarter of 2011. The top 10 clients accounted for 93% of total revenue in the second quarter of 2012, compared to 91% in the second quarter of 2011. In the second quarter of 2012 and 2011, there were three clients each that accounted for 10% or more of total revenue. In the second quarter of 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Co. accounted for 20%, 18%, and 14% of total revenue, respectively. In the second quarter of 2011, Vangent, Inc., Health Care Service Corporation, and Allstate Insurance Company accounted for 24%, 16%, and 14% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other customer related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue in the second quarter of 2012 was $2.9 million, or 38% of Behavioral Analytics revenue, compared to $2.9 million, or 46% of Behavioral Analytics revenue, in the second quarter of 2011. The percentage decrease in the Cost of Behavioral Analytics revenue was primarily due to improved leverage of our cost structure resulting from higher subscription revenue in the second quarter of 2012 compared to the second quarter of 2011.

Cost of Other revenue in the second quarter of 2012 was $0.2 million, or 50% of Other revenue, compared to $0.3 million, or 100% of Other revenue, in the second quarter of 2011. The decrease in cost was largely due to lower compensation expense.

Sales, Marketing and Development

Sales, marketing and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, marketing, and product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Sales, marketing and development expenses increased $0.6 million, or 13%, to $5.4 million in the second quarter of 2012 from $4.8 million in the second quarter of 2011. This increase is due to the continued investment in our development, selling and marketing organizations.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses decreased $0.6 million, or 23%, to $2.0 million in the second quarter of 2012 from $2.6 million in the second quarter of 2011. This decrease is due to lower compensation expense of $0.6 million, primarily due to the reduction in our administrative staff as a result of the sale of the ICS Business Unit.

Severance and Related Costs

In 2012 and 2011, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and an office consolidation. Cash savings related to cost reduction actions for the second quarter of 2012 are anticipated to be $0.3 million annually. The cost reduction actions taken during fiscal year 2011 resulted in annual cash savings of $0.1 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

Severance and related costs were less than $0.1 million in the second quarter of 2012 and $0.4 million of income in the second quarter of 2011. In the second quarter of 2012, the $14 thousand of expense for continuing operations was related to severance and related costs for the elimination of one position. In the second quarter of 2011, the $0.4 million of income for continuing operations related to the favorable renegotiation of a facility lease, partially offset by severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization remained constant at $0.8 million in the second quarters of 2012 and 2011.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.4 million for the second quarter of 2012, compared to an operating loss of $4.3 million for the second quarter of 2011.

Interest and Other Expense, Net

Non-operating interest and other expense remained constant at $0.1 million of expense in the second quarter of 2012 and 2011. In the second quarter of 2012, the $0.1 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation. In the second quarter of 2011, the $0.1 million of expense was primarily related to interest expense on our capital lease obligation.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million for the second quarter of 2012 and the tax benefit was $3.6 million in the second quarter of 2011. As of June 30, 2012, total net deferred tax assets of $58.2 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

(Loss) Income from Discontinued Operations

The loss from discontinued operations in the second quarter of 2012 was less than $0.1 million and in the second quarter of 2011, the income from discontinued operations was $28.1 million, net of tax of $7.4 million.

The loss from discontinued operations of less than $0.1 million in the second quarter of 2012 was due to settlement costs relating to a former employee of the ICS Business Unit.

The income from discontinued operations of $28.1 million in the second quarter of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax loss from discontinued operations of $1.0 million in the second quarter of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the second quarter of 2011 was $36.4 million.

Net (Loss) Income Available to Common Stockholders

We reported net loss available to common stockholders of $3.7 million in the second quarter of 2012 compared to net income available to common stockholders of $27.0 million in the second quarter of 2011. Accrued dividends to holders of our Series B Stock were $0.1 million in the second quarter of 2012 and $0.3 million in the second quarter of 2011. In the second quarter of 2012, there was net loss of $0.23 per share on a basic and diluted basis, compared to net income of $1.91 per share on a basic and diluted basis in the second quarter of 2011. For 2011, the net income was a result of the gain from the completion of the sale of the ICS Business Unit.

First Six Months of 2012 Compared with First Six Months of 2011

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased 27% to $16.8 million in the first six months of 2012 from $13.2 million in the first six months of 2011.

Behavioral Analytics revenue was $16.1 million in the first six months of 2012 and was $12.3 million in the first six months of 2011. Behavioral Analytics revenue increased $3.8 million in the first six months of 2012 primarily due to increased subscription fees associated with the conversion of several deployments to the subscription phase of the agreement.

Other revenue decreased by $0.2 million in the first six months of 2012 to $0.7 million, from $0.9 million in the first six months of 2011, a decrease of 22%. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services.

The Company’s top five clients accounted for 68% of total revenue in the first six months of 2012 and 73% of total revenue in the first six months of 2011. The top 10 clients accounted for 91% of total revenue in the first six months of 2012 and 2011. In the first six months of 2012 and 2011, there were four and three clients, respectively, that accounted for 10% or more of total revenue. In the first six months of 2012, Vangent, Inc., Allstate Insurance Company, Progressive Casualty Insurance Co., and Health Care Service Corporation accounted for 19%, 17%, 13%, and 10% of total revenue, respectively. In the first six months of 2011, Vangent, Inc., Health Care Service Corporation, and Allstate Insurance Company accounted for 24%, 16%, and 14% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other customer related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue in the first six months of 2012 was $6.1 million, or 38% of Behavioral Analytics revenue, compared to $5.7 million, or 46% of Behavioral Analytics revenue, in the first six months of 2011. The increase in cost was largely due to higher amortized implementation costs net of cost deferrals of $1.0 million. The percentage decrease in the Cost of Behavioral Analytics revenue was primarily due to improved leverage of our cost structure resulting from higher subscription revenue in the first six months of 2012 compared to the first six months of 2011.

Cost of Other revenue in the first six months of 2012 was $0.4 million, or 57% of Other revenue, compared to $0.6 million, or 67% of Other revenue, in the first six months of 2011. The decrease in cost was largely due to lower compensation expense of $0.2 million, driven by the lower demand for our CRM services.

Sales, Marketing and Development

Sales, marketing and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, marketing, and product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Sales, marketing and development expenses increased $1.0 million, or 10%, to $10.6 million in the first six months of 2012 from $9.6 million in the first six months of 2011. This increase is due to the continued investment in our sales and development organizations.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses decreased $1.4 million, or 26%, to $4.0 million in the first six months of 2012 from $5.4 million in the first six months of 2011. This decrease is due to lower compensation expense of $1.1 million, primarily due to the reduction in our administrative staff as a result of the sale of the ICS Business Unit.

Severance and Related Costs

In 2012 and 2011, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and an office consolidation. Cash savings related to cost reduction actions for the first six months of 2012 are anticipated to be $0.3 million annually. The cost reduction actions taken during fiscal year 2011 resulted in annual cash savings of $0.1 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.7 million in the first six months of 2012 and $0.4 million of income in the first six months of 2011. In the first six months of 2012, the $0.7 million of expense for continuing operations was related to severance and related costs for the elimination of one position. In the first six months of 2011, the $0.4 million of income for continuing operations was related to the favorable renegotiation of a facility lease, partially offset by severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization remained constant at $1.6 million in the first six months of 2012 and 2011.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $6.6 million for the first six months of 2012, compared to an operating loss of $9.2 million for the first six months of 2011.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.2 million of expense in the first six months of 2012 and was $0.1 million of income in the first six months of 2011. In the first six months of 2012, the $0.2 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation. In the first six months of 2011, the $0.1 million of income was primarily related to favorable exchange rates on intercompany settlements, partially offset by interest expense on our capital lease obligation.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million for the first six months of 2012 and the tax benefit was $3.6 million in the first six months of 2011. The $3.6 million tax benefit in the first six months of 2011 was primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. As of June 30, 2012, total net deferred tax assets of $58.2 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

(Loss) Income from Discontinued Operations

The loss from discontinued operations in the first six months of 2012 was $0.1 million and the income from discontinued operations in the first six months of 2011 was $28.2 million, net of tax of $7.4 million.

The loss from discontinued operations of $0.1 million in the first six months of 2012 was due to settlement costs relating to a former employee of the ICS Business Unit. The pretax loss from discontinued operations of $0.8 million in the first six months of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the first six months of 2011 was $36.4 million.

Net (Loss) Income Available to Common Stockholders

We reported net loss available to common stockholders of $7.2 million in the first six months of 2012 compared to net income available to common stockholders of $22.0 million in the first six months of 2011. Accrued dividends to holders of our Series B Stock were $0.3 million in the first six months of 2012 and $0.6 million in the first six months of 2011. In the first six months of 2012, there was net loss of $0.46 per share on a basic and diluted basis, compared to net income of $1.57 per share on a basic and diluted basis in the first six months of 2011. For 2011, the net income was a result of the gain from the completion of the sale of the ICS Business Unit.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of June 30, 2012, our principal capital resources consisted of our cash and cash equivalents balance of $20.5 million, which includes $0.4 million in foreign bank accounts.

Our cash and cash equivalents position decreased $8.9 million, or 30%, as of June 30, 2012, from $29.4 million as of December 31, 2011.

The decrease in cash during the first six months of 2012 was primarily the result of the net loss before non-cash items, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by accounts receivable collections and an increase in accounts payable. Restricted cash decreased $1.5 million for the first six months of 2012 and $17.1 million for the first six months of 2011. Prior to June 30, 2012 restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Credit Facility” description below.

The decrease in cash in the first six months of 2011 was primarily the result of the net loss before non-cash items, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by lower working capital requirements.

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first six months of 2012 and 2011 was $7.3 million and $6.5 million, respectively. During the first six months of 2012, cash outflows of $7.3 million from operating activities consisted primarily of the net loss before non-cash items of $2.9 million, a $4.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by accounts receivable collections of $0.7 million.

During the first six months of 2011, cash outflows of $6.5 million from operating activities consisted primarily of the net loss before depreciation, amortization, and non-cash items, and an increase in prepaid costs of $2.2 million, which primarily consist of deferred deployment costs, partially offset by unearned revenue of $0.4 million as a result of customer prepayments.

Net cash used in operating activities of discontinued operations during the first six months of 2012 was $0.2 million.

Net cash used in operating activities of discontinued operations during the first six months of 2011 was $4.7 million. During the first six months of 2011, cash outflows of $4.7 million from operating activities of discontinued operations consisted primarily of a $5.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by lower prepaid costs of $1.0 million, due primarily to the amortization of deferred deployment costs.

Days Sales Outstanding (“DSO”) for continuing operations was 20 days at June 30, 2012 compared to 26 days at December 31, 2011, an improvement of six days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of June 30, 2012, there were no outstanding liabilities for severance and related costs for continuing operations. See Note Six “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $0.9 million of cash in continuing investing activities during the first six months of 2012 and $0.6 million during the first six months 2011. Capital expenditures were primarily used to purchase computer hardware and software during the first six months of 2012 and 2011, respectively. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2012 and plan on funding approximately $3.2 million to $4.2 million of these purchases with capital leases.

Net cash used in discontinued investing activities was $0 million during the first six months of 2012.

Net cash provided by discontinued investing activities was $33.9 million during the first six months of 2011. Proceeds from the sale of assets held for sale were $34.5 million during the first six months of 2011, partially offset by cash usage of $0.6 million primarily due to capital expenditures for the purchase of computer hardware and software.

Cash Flows from Financing Activities

The Company used $0.5 million and $20.5 million of cash in continuing financing activities during the first six months of 2012 and 2011, respectively. Net cash outflows of $0.5 million during the first six months of 2012 were primarily attributable to: $3.7 million to purchase shares of Series B stock, $1.1 million of principal payments under our capital lease obligations; $0.8 million of cash used to acquire treasury stock; and $0.3 million for cash dividend payments on Series B Stock partially offset by proceeds from our revolving line of credit agreement of $3.7 million and a decrease in restricted cash of $1.5 million.

Net cash outflows of $20.5 million during the first six months of 2011 were primarily attributable to a $17.1 million increase in restricted cash, $1.9 million for cash dividend payments on Series B Stock, $1.0 million of principal payments under our capital lease obligations, and $0.5 million of cash used to acquire treasury stock.

Net cash used in discontinued financing activities was $0 million during the first six months of 2012. Net cash used in discontinued financing activities was $0.7 million during the first six months of 2011. The usage in the first six months of 2011 was for principal payments under our capital lease obligations.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. A cash dividend on the Series B Stock of $0.3 million, for the period January 1, 2012 through June 30, 2012, was paid on July 2, 2012, and $0.3 million was paid on January 3, 2012 for the dividend period July 1, 2011 through December 31, 2011. The dividend payment of $1.9 million paid on July 1, 2011 was for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002. The Company expects to acquire between $0.2 million and $0.3 million of treasury stock during the third quarter of 2012 to meet employee tax obligations associated with the Company’s various stock-based compensation programs. In the second quarter of 2012, the Company spent approximately $0.1 million related to our Series B Stock tender offer.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases and our revolving line of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $20.5 million as of June 30, 2012.

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

Credit Facility

On June 29, 2012, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility provides for a $10.0 million revolving line of credit maturing in 2014 and is secured by a security interest in the Company’s accounts receivable, equipment, inventory, cash, deposit accounts, securities, and all other investment property, supporting obligations, financial assets, and other personal property, with the exception of the Company’s intellectual property rights. The Company and its subsidiaries, subject to certain limits and restrictions, may from time to time request the issuance of letters of credit under the Credit Facility.

On June 29, 2012, the Company used the Credit Facility to repay in full the principal balance and accrued and unpaid interest outstanding under the promissory notes issued by the Company to various affiliates of Technology Crossover Ventures to settle previously disclosed arbitration, in an amount equal to approximately $3.7 million. The principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. In addition, the Company will pay a commitment fee on the Credit Facility and a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears.

The Credit Facility imposes various restrictions on the Company, including usual and customary limitations on the ability of the Company or any of its subsidiaries to incur debt and to grant liens upon their assets, and prohibits certain consolidations, mergers, and sales and transfers of assets by the Company and its subsidiaries. The Credit Facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility will automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

Upon the effectiveness of the Credit Facility with Silicon Valley Bank, the Company terminated its loan agreement with Bank of America, N.A., dated December 24, 2010, as amended, which was scheduled to expire by its terms on December 31, 2012.

Accounts Receivable Customer Concentration

As of June 30, 2012, five clients, United HealthCare Services, Inc., CVS Caremark Corporation, Allstate Insurance Company, Wells Fargo, and Blue Shield of California, accounted for 22%, 18%, 17%, 11%, and 11% of total gross accounts receivable, respectively. Of these amounts, we have collected 53% from United HealthCare Services, Inc., 40% from CVS Caremark Corporation, 31% from Allstate Insurance Company, 52% from Wells Fargo, and 64% from Blue Shield of California through August 2, 2012. Of the total June 30, 2012 gross accounts receivable, we have collected 42% as of August 2, 2012. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of June 30, 2012 and December 31, 2011 were $2.7 million and $2.8 million, respectively. We are a party to a capital lease agreement with a lease company to lease hardware and software. We expect new capital lease obligations to increase by between $3.2 million to $4.2 million for fiscal year 2012 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of June 30, 2012. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.5	$1.5	$—	$—	$—
Operating leases	3.2	1.0	1.7	0.5	—
Capital leases	3.1	2.3	0.8	—	—
Severance and related costs	—	—	—	—	—
Purchase obligations	2.3	2.3	—	—	—

Total	$10.1	$7.1	$2.5	$0.5	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. The amounts set forth in the chart above reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of June 30, 2012 and December 31, 2011.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost reduction activities in fiscal year 2012 and prior periods. There were no liabilities for severance and related costs as of June 30, 2012. Liabilities for these required payments are reflected on our balance sheet as of December 31, 2011.

Purchase Obligations

Purchase obligations include $1.8 million of commitments reflected as liabilities on our balance sheet as of June 30, 2012, as well as $0.5 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2011, purchase obligations include $1.4 million of commitments reflected as liabilities on our balance sheet, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of June 30, 2012, from those detailed in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mattersight maintains disclosure controls and procedures that have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to Company management including its principal executive officers, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

In conducting this evaluation in connection with the preparation of our Annual Report filed on Form 10-K/A for the year ended December 31, 2011, management identified a material weakness in our internal control over financial reporting related to the process and procedures used in applying appropriate accounting to basic and diluted loss per share from continuing operations. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end December 31, 2011, the Company’s disclosure controls and procedures were not effective. As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, we took the actions necessary to strengthen our internal control over financial reporting, which addressed the material weakness.

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion under Note Seventeen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item  1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report filed on Form 10-K/A for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the second quarter of 2012. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2012 – April 30, 2012	9,829	$8.59
May 1, 2012 – May 31, 2012	30,841	$7.03
June 1, 2012 – June 30, 2012	—	$—

Total	40,670	$7.41

Item 6. Exhibits

**10.1	Letter Agreement between William B. Noon and Mattersight Corporation dated July 20, 2012.

10.2	Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holdings, Inc., dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2012).

10.3	Executive Employment Agreement, dated May 23, 2012, between William B. Noon and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 30, 2012).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, and (v) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH

Mark Iserloth Vice President and Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

By	/s/ WILLIAM B. NOON

William B. Noon Vice President of Finance (Duly authorized signatory and Principal Accounting Officer)