Form 10-Q
period 2012-09-29
Mattersight Corp
filed 2012-11-08
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2012 was 17,070,142.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 29,	December 31,
	2012	2011
ASSETS:
Current Assets:
Cash and cash equivalents	$14,461	$29,408
Restricted cash	—	1,500
Receivables (net of allowances of $15 and $13)	2,959	2,540
Prepaid expenses	6,075	5,302
Other current assets	759	288

Total current assets	24,254	39,038
Equipment and leasehold improvements, net	4,807	4,271
Goodwill	972	972
Intangibles, net	241	238
Other long-term assets	4,292	4,746

Total assets	$34,566	$49,265

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$3,703	$3,567
Accounts payable	1,369	812
Accrued compensation and related costs	1,220	1,382
Unearned revenue	4,261	9,783
Other current liabilities	3,335	3,673

Total current liabilities	13,888	19,217
Long-term unearned revenue	2,514	3,036
Other long-term liabilities	1,162	1,401

Total liabilities	17,564	23,654

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,650,875 and 1,670,696 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively, with a liquidation preference of $8,566 and $8,819 at September 29, 2012 and December 31, 2011, respectively	8,419	8,521

Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 18,271,019 and 18,037,552 shares issued at September 29, 2012, and at December 31, 2011, respectively; and 17,015,543 and 16,935,204 outstanding at September 29, 2012 and December 31, 2011, respectively	183	180
Additional paid-in capital	215,589	212,618
Accumulated deficit	(196,315)	(185,779)
Treasury stock, at cost, 1,255,476 and 1,102,348 shares at September 29, 2012 and December 31, 2011, respectively	(6,833)	(5,891)
Accumulated other comprehensive loss	(4,041)	(4,038)

Total stockholders’ equity	8,583	17,090

Total liabilities and stockholders’ equity	$34,566	$49,265

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,
	2012	2011	2012	2011
Revenue:
Behavioral Analytics revenue	$7,682	$6,742	$23,795	$18,997
Other revenue	308	291	1,029	1,210

Total services revenue	7,990	7,033	24,824	20,207
Reimbursed expenses	114	87	314	240

Total revenue	8,104	7,120	25,138	20,447
Operating expenses:
Cost of Behavioral Analytics revenue	2,828	3,029	8,963	8,685
Cost of other revenue	155	204	546	800

Cost of services	2,983	3,233	9,509	9,485
Reimbursed expenses	114	87	314	240

Total cost of revenue, exclusive of depreciation and amortization:	3,097	3,320	9,823	9,725
Sales, marketing and development	5,940	5,129	16,571	14,759
General and administrative	1,951	1,984	5,914	7,353
Severance and related costs	—	54	693	(376)
Depreciation and amortization	946	899	2,568	2,494

Total operating expenses	11,934	11,386	35,569	33,955

Operating loss	(3,830)	(4,266)	(10,431)	(13,508)
Interest and other (expense) income, net	(88)	103	(303)	181

Loss from continuing operations before income taxes	(3,918)	(4,163)	(10,734)	(13,327)
Income tax (provision) benefit	(9)	1,652	(30)	5,280

Loss from continuing operations	(3,927)	(2,511)	(10,764)	(8,047)
Income (loss) from discontinued operations, net of tax	332	(477)	228	27,710

Net (loss) income	(3,595)	(2,988)	(10,536)	19,663
Series B Stock fair value over stated value	—	—	(69)	—
Dividends related to Series B Stock	(147)	(316)	(444)	(950)

Net (loss) income available to Common Stock holders	$(3,742)	$(3,304)	$(11,049)	$18,713

Per share of Common Stock:
Basic loss from continuing operations (See Note Eighteen)	$(0.25)	$(0.20)	$(0.71)	$(0.64)

Basic income (loss) from discontinued operations	$0.02	$(0.03)	$0.01	$1.96

Basic net (loss) income available to Common Stock holders	$(0.23)	$(0.23)	$(0.69)	$1.33

Per share of Common Stock:
Diluted loss from continuing operations (See Note Eighteen)	$(0.25)	$(0.20)	$(0.71)	$(0.64)

Diluted income (loss) from discontinued operations	$0.02	$(0.03)	$0.01	$1.96

Diluted net (loss) income available to Common Stock holders	$(0.23)	$(0.23)	$(0.69)	$1.33

Shares used to calculate basic net (loss) income per share	16,069	14,297	15,928	14,121

Shares used to calculate diluted net (loss) income per share	16,069	14,297	15,928	14,121

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$3	$3	$14	$17
Sales, marketing and development	524	829	1,778	2,600
General and administrative	342	438	1,056	1,668
Severance and related costs	—	—	268	—
Discontinued operations	—	—	—	1,568

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited and in thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,
	2012	2011	2012	2011
Net (loss) income	$(3,595)	$(2,988)	$(10,536)	$19,663
Other comprehensive loss:
Effect of currency translation	(1)	(224)	(3)	(340)

Comprehensive net (loss) income	$(3,596)	$(3,212)	$(10,539)	$19,323

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	Sept. 29,	Oct. 1,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(10,536)	$19,663
Less: net income from discontinued operations	228	27,710

Net loss from continuing operations	(10,764)	(8,047)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,568	2,494
Stock-based compensation	2,848	4,285
Severance and related costs	268	—
Other	2	14
Changes in assets and liabilities:
Receivables	(421)	(684)
Prepaid expenses	(344)	(2,247)
Other assets	(219)	98
Accounts payable	557	(96)
Accrued compensation and related costs	(162)	(130)
Unearned revenue	(6,044)	(2,114)
Other liabilities	86	(5,623)

Total adjustments	(861)	(4,003)

Net cash used in continuing operations	(11,625)	(12,050)
Net cash used in discontinued operations	(179)	(5,445)

Net cash used in operating activities	(11,804)	(17,495)

Cash Flows from Investing Activities:
Capital expenditures and other	(1,777)	(664)

Net cash used in continuing investing activities	(1,777)	(664)
Net cash provided by discontinued investing activities	—	35,842

Net cash (used in) provided by investing activities	(1,777)	35,178

Cash Flows from Financing Activities:
Proceeds from line of credit	3,691	—
Decrease (increase) in restricted cash	1,500	(17,457)
Proceeds from stock compensation and employee stock purchase plans, net	455	93
Purchase of shares of Series B Stock	(3,743)	—
Principal payments under capital lease obligations	(1,685)	(1,360)
Acquisition of treasury stock	(942)	(681)
Payment of Series B Stock dividends	(595)	(1,901)
Fees from issuance of Common Stock	(49)	—

Net cash used in continuing financing activities	(1,368)	(21,306)
Net cash used in discontinued financing activities	—	(678)

Net cash used in financing activities	(1,368)	(21,984)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	2	(298)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	(233)

Effect of exchange rate changes on cash and cash equivalents	2	(531)

Decrease in cash and cash equivalents	(14,947)	(4,832)
Cash and cash equivalents, beginning of period	29,408	20,872

Cash and cash equivalents of continuing operations, end of period	$14,461	$16,040

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,331	$2,311
Capital equipment purchased on credit	1,331	2,311
Supplemental Disclosures of Cash Flow Information:
Interest paid	$294	$139

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 29, 2012 and December 31, 2011, the condensed consolidated results of our operations for the three months and nine months ended September 29, 2012 and October 1, 2011, the condensed consolidated statements of our comprehensive loss for the three months and nine months ended September 29, 2012 and October 1, 2011, and our condensed consolidated cash flows for the nine months ended September 29, 2012 and October 1, 2011, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on May 14, 2012. The results of operations for the nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

As a result, the Company reclassified $0.2 million and $0.5 million for the three months and nine months ended October 1, 2011, respectively, from Other revenue to Behavioral Analytics revenue. Cost of services for this contract has also been reclassified. As a result, the Company reclassified $0.1 million and $0.2 million for the three months and nine months ended October 1, 2011, respectively, from Cost of Other revenue to Cost of Behavioral Analytics revenue.

Certain leadership, recruiting, and facility management expenses that have been previously reported as Sales, marketing and development have been reclassified to General and administrative. As a result, the Company reclassified $0.4 million and $1.3 million for the three months and nine months ended October 1, 2011, respectively, from Sales, marketing and development to General and administrative.

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

The following table summarizes the components included within the income (loss) from discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations for the periods indicated.

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,
(In millions)	2012	2011	2012	2011
Net sales	$—	$—	$—	$22.9
Total expenses	—	(0.3)	(0.1)	(24.0)
Gain from sale of assets	—	0.1	—	36.5
Benefit (provision) for income taxes	0.3	(0.3)	0.3	(7.7)

Income (loss) from discontinued operations	$0.3	$(0.5)	$0.2	$27.7

Note Four — Revenue Recognition

Continuing Operations

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue derived from the performance of the Behavioral Analytics Service and related services (collectively, “Behavioral Analytics”).

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

For the ICS Business Unit, the Company utilized VSOE to allocate revenue to various elements in an arrangement. The Company determined VSOE based on its normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, the Company required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, the Company established VSOE through the stated renewal approach. The Company was able to establish VSOE for its product and service offerings except for software. If the Company was not able to establish VSOE for an offering, it attempted to establish fair value by utilizing TPE, which was established by obtaining evidence from comparable offerings from a peer company. If the Company was unable to establish fair value using VSOE or TPE, then the Company used ESP in its allocation of revenue. To determine ESP, the Company applied significant judgment as it weighed a variety of factors, based on the facts and circumstances of the arrangement. These factors included internal costs, gross margin objectives, and existing portfolio pricing and discounting.

Within discontinued operations, some of the Company’s sales arrangements had multiple deliverables containing software and related software components. Such sale arrangements were subject to the accounting guidance in ASC 985-605, Software Revenue Recognition.

Note Five — Stock-Based Compensation

The Company has two stock-based compensation plans, the 1999 Stock Incentive Plan and the Employee Stock Purchase Plan, each as described more fully in Note Fourteen in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2011. Stock-based compensation expense from continuing operations was $0.9 million and $1.3 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $2.8 million and $4.3 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of September 29, 2012, there were a total of 1,042,538 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the Company’s 1999 Stock Incentive Plan and from treasury stock. The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.5 million and $1.1 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $1.9 million and $3.8 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Restricted and installment stock award activity was as follows for the nine months ended September 29, 2012:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2011	1,286,113	$6.33

Granted	395,496	$7.88
Vested	(502,491)	$6.66
Forfeited	(272,385)	$6.55

Nonvested balance at September 29, 2012	906,733	$6.75

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,
(In millions)	2012	2011	2012	2011
Total fair value of restricted and installment stock awards vested	$0.5	$0.5	$3.1	$3.9

As of September 29, 2012, there remained $5.1 million of unrecognized compensation expense related to restricted and installment stock awards within continuing operations. These costs are expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company recognized compensation expense related to option awards of $0.3 million and $0.8 million for the three months and nine months ended September 29, 2012, respectively, and $0.1 million and $0.4 million for the three months and nine months ended October 1, 2011, respectively.

During the three months ended September 29, 2012, options to purchase a total of 113,165 shares of Common Stock were granted. On August 8, 2012, two employees received options to purchase a total of 113,165 shares of Common Stock. The exercise price per share is $7.71, the closing price of a share of Common Stock on the grant date. The options issued to the first employee vested 6.25% on August 31, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. The options issued to the second employee will vest 25% on August 31, 2013, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years.

Option activity was as follows for the nine months ended September 29, 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2011	1,227,935	$10.95

Granted	818,543	$6.33
Exercised	(88,600)	$3.92
Forfeited	(86,791)	$20.41

Outstanding as of September 29, 2012	1,871,087	$8.82

Exercisable as of September 29, 2012	1,033,296	$10.90

Outstanding intrinsic value at September 29, 2012 (in millions)	$0.8

Exercisable intrinsic value at September 29, 2012 (in millions)	$0.7

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept. 29,	Oct. 1,	Sept. 29,	Oct 1,
(In millions)	2012	2011	2012	2011
Total fair value of stock options vested	$0.2	$0.1	$0.7	$0.6
Intrinsic value of stock options exercised	$0.1	$—	$0.3	$—
Proceeds received from option exercises	$0.1	$—	$0.3	$—

As of September 29, 2012, there remained $3.0 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

The fair value for options granted during the nine months ended September 29, 2012 and October 1, 2011 was estimated on the date of grant using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all option grants issued for the nine months ended September 29, 2012 and October 1, 2011.

	For the Nine Months Ended
	Sept. 29,	Oct. 1,
	2012	2011
Risk-free interest rates	0.58%	1.2%
Expected dividend yield	—	—
Expected volatility	67%	68%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first business day and ends on the last business day of each calendar quarter. The shares of Common Stock issued during the quarter were as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,
	2012	2011	2012	2011
Shares of Common Stock issued	6,918	8,348	21,221	20,032

Expense related to Employee Stock Purchase Plan (in thousands)	$12	$10	$36	$27

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For the three and nine months ended September 29, 2012, the Company recorded $0.0 and $0.7 million, respectively, of expense for continuing operations related to severance and related costs for the elimination of one position. For the three months ended October 1, 2011, the Company recorded $0.1 million of expense for continuing operations related to an office consolidation. For the nine months ended October 1, 2011, the Company recorded $0.4 million of income for continuing operations related to the favorable renegotiation of an office lease, partially offset by the severance and related costs for the elimination of one position and an office consolidation.

For the nine months ended September 29, 2012, the Company made cash payments of $0.7 million related to cost-reduction actions and facility operating expense for continuing operations. For the nine months ended October 1, 2011, the Company made cash payments of $0.1 million related to cost-reduction actions for continuing operations.

The severance and related costs and their utilization for the nine months ended September 29, 2012 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)
Other	—	—	—

Balance, September 29, 2012	$—	$—	$—

As of September 29, 2012, there was no amount reserved for continuing operations relating to severance and related costs.

The severance and related costs and their utilization for the nine months ended October 1, 2011 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	(0.2)	(0.2)
Adjustments charged to severance and related costs	—	(0.2)	(0.2)

Charged to severance and related costs	—	(0.4)	(0.4)
Payments	—	(0.1)	(0.1)
Other	—	0.3	0.3

Balance, October 1, 2011	$—	$0.1	$0.1

The $0.1 million that remained reserved as of October 1, 2011 for continuing operations related to office lease payments, which was paid pursuant to contractual lease terms through January 2012. The $0.1 million balance was recorded in “Other current liabilities.”

Discontinued Operations

For the three months and nine months ended September 29, 2012, no cost-reduction actions were undertaken in discontinued operations. For the three months ended October 1, 2011, no cost-reduction actions were undertaken in discontinued operations. For the nine months ended October 1, 2011, the Company recorded $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions.

For the nine months ended September 29, 2012, the Company had no accrual and made no cash payments related to cost-reduction actions for discontinued operations. For the nine months ended October 1, 2011, the Company made cash payments of $0.2 million related to cost-reduction actions for discontinued operations, which were related to severance and related costs.

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

Note Seven — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts, generally three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics Service prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	September 29, 2012	December 31, 2011
Deferred costs	$2.3	$2.5
Prepaid commissions	1.8	2.0
Other	2.0	0.8

Total	$6.1	$5.3

Note Eight — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over a period of 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and nine months ended September 29, 2012 was $29 thousand and $62 thousand, respectively, and will be $46 thousand annually thereafter. There was an impairment charge of $2 thousand during the nine months ended September 29, 2012.

	As of
(In millions)	September 29, 2012	December 31, 2011
Gross intangible assets	$2.8	$2.8
Accumulated amortization of intangible assets	(2.6)	(2.6)

Total	$0.2	$0.2

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	September 29,	December 31,
(In millions)	2012	2011
Deferred costs	$2.1	$2.4
Prepaid commissions	1.8	2.2
Other	0.4	0.1

Total	$4.3	$4.7

Note Ten — Short-Term Debt

On June 29, 2012, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility provides for a $10.0 million revolving line of credit maturing in 2014 and is secured by a security interest in the Company’s accounts receivable, equipment, inventory, cash, deposit accounts, securities, and all other investment property, supporting obligations, financial assets, and other personal property, with the exception of the Company’s intellectual property rights. On June 29, 2012, the Company used approximately $3.7 million of the line of credit under the Credit Facility to repay in full the principal balance of $3.6 million and accrued and unpaid interest outstanding of $0.1 million under the promissory notes issued by the Company to various affiliates of Technology Crossover Ventures to settle previously disclosed arbitration. The $3.7 million principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. In addition, the Company will pay a commitment fee on the Credit Facility and a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. Short-term debt was $3.7 million as of September 29, 2012 and interest for the three months ended September 29, 2012 was $38 thousand. The Company was in compliance with all of its debt covenants under the Credit Facility as of September 29, 2012.

Note Eleven — Income (Loss) Per Share

The following table sets forth the computation of the income (loss) and shares used in the calculation of basic and diluted income (loss) per share:

	For the Three Months Ended
	September 29,	October 1,
(In millions)	2012	2011
Loss from continuing operations	$(3.9)	$(2.5)
Dividends related to Series B Stock(1)	(0.1)	(0.3)

Loss from continuing operations available to Common Stock holders	(4.0)	(2.8)
Income (loss) from discontinued operations	0.3	(0.5)

Net loss available to Common Stock holders	$(3.7)	$(3.3)

Per share of Common Stock:
Basic/diluted loss from continuing operations	$(0.25)	$(0.20	)(3)

Basic/diluted income (loss) from discontinued operations	$0.02	$(0.03)

Basic/diluted net loss available to Common Stock holders	$(0.23)	$(0.23)

(In thousands)
Weighted average shares of Common Stock outstanding	16,069	14,297

Currently antidilutive Common Stock equivalents(2)	1,671	3,720

	For the Nine Months Ended
	September 29,	October 1,
(In millions)	2012	2011
Loss from continuing operations	$(10.8)	$(8.0)
Series B Stock fair value over stated value	(0.1)	—
Dividends related to Series B Stock(1)	(0.4)	(1.0)

Loss from continuing operations available to Common Stock holders	(11.3)	(9.0)
Income from discontinued operations	0.2	27.7

Net (loss) income available to Common Stock holders	$(11.1)	$18.7

Per share of Common Stock:
Basic/diluted loss from continuing operations	$(0.71)	$(0.64	)(3)

Basic/diluted income from discontinued operations	$0.01	$1.96

Basic/diluted net (loss) income available to Common Stock holders	$(0.69)	$1.33

(In thousands)
Weighted average shares of Common Stock outstanding	15,928	14,121

Currently antidilutive Common Stock equivalents(2)	2,085	3,796

(1)

The Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Company’s 7% Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”) for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. The dividend payment of $0.3 million for the period July 1, 2011 through December 31, 2011 was paid on January 3, 2012. The dividend payment of $1.9 million paid on July 1, 2011 was for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008.

(2)

In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

(3)

The effects of the correction of the error reported in Note Eighteen “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” are reflected in the three months and nine months ended October 1, 2011.

Note Twelve — Leases

Capital Leases

The Company acquired $1.3 million and $2.3 million of computer equipment and leasehold improvements using capital leases during the first nine months of 2012 and 2011, respectively. These assets were related primarily to investments in the Company’s Behavioral Analytics Service. There was $1.7 million and $1.2 million of depreciation on capital leases in the first nine months of 2012 and 2011, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 29, 2012:

(In millions)
Year	Amount
2012	$0.7
2013	1.6
2014	0.4
2015	0.1
Thereafter	—

Total minimum lease payments	$2.8
Less: estimated executory costs	(0.2)

Net minimum lease payments	$2.6
Less: amount representing interest	(0.1)

Present value of minimum lease payments	$2.5

Capital leases consisted of the following:

	As of
(In millions)	September 29, 2012	December 31, 2011
Other current liabilities	$1.9	$1.7
Other long-term liabilities	0.6	1.1

Total	$2.5	$2.8

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at September 29, 2012 Using
	Total carrying	Quoted Prices in	Other	Significant
	at September 29,	Active Markets	Observable	Unobservable
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
Money market fund	$13.6	$13.6	$—	$—

	Fair Value Measurements at December 31, 2011 Using
	Total carrying	Quoted Prices in	Other	Significant
	at December 31,	Active Markets	Observable	Unobservable
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)
Money market fund	$18.8	$18.8	$—	$—

Note Fifteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of September 29, 2012 and December 31, 2011 due to the short-term nature of these instruments.

Note Sixteen — Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note Seventeen — Litigation and Other Contingencies

The Company is a party to various agreements, including all client contracts, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by the Company in the course of providing services to its clients. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular agreement. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements, and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of September 29, 2012.

Note Eighteen — Restatement —Basic and Diluted Loss Per Share from Continuing Operations

During the second quarter of 2012, the Company identified an error relating to its calculation of basic and diluted loss per share from continuing operations in its previously issued financial statements. As described in Note Thirteen “Capital Stock and Series B Stock” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2011, the Company has paid periodic dividends on the Series B Stock and in 2011 repurchased certain shares of Series B Stock. Although the Company accounted for the dividends and repurchase in its consolidated financial statements, it did not deduct the dividends or, in 2011, the amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock, when calculating basic and diluted loss per share from continuing operations of Common Stock. To correct this error, the Company restated its previously issued Consolidated Statements of Operations as described in Note Twenty-Two “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in its Annual Report filed on Form 10-K/A for the year ended December 31, 2011. In accordance with Accounting Standards Codification 260, “Earnings Per Share”, the restatement deducts from such amounts dividends paid on the Series B Stock and the amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock.

The change in presentation had no effect on any other amounts or financial statement line items. The following table summarizes the corrections to basic and diluted loss per share from continuing operations for the three months and nine months ended October 1, 2011.

	For the Three Months Ended October 1, 2011
	As Reported	Adjustment	As Restated
Per share of Common Stock:
Basic loss from continuing operations	$(0.18)	$(0.02)	$(0.20)

Diluted loss from continuing operations	$(0.18)	$(0.02)	$(0.20)

	For the Nine Months Ended October 1, 2011
	As Reported	Adjustment	As Restated
Per share of Common Stock:
Basic loss from continuing operations	$(0.57)	$(0.07)	$(0.64)

Diluted loss from continuing operations	$(0.57)	$(0.07)	$(0.64)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in enterprise analytics focused on customer and employee interactions and behaviors. Mattersight’s Behavioral Analytics Service captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to improve operational performance and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS+ delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Mattersight’s applications are used by leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries.

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

Behavioral Analytics

The Company’s multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, the Company’s Behavioral Analytics offerings enable its clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through its Behavioral Analytics offerings, Mattersight helps its clients:

•	Automatically measure customer satisfaction and agent performance on every analyzed call;

•	Identify and understand customer personality;

•	Identify optimal customer/employee behavioral pairing for call routing;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications;

•	Improve cross-sell and up-sell success rates;

•	Improve the efficiency and effectiveness of collection efforts;

•	Measure and improve supervisor effectiveness and coaching;

•	Improve agent effectiveness by analyzing key attributes of desktop usage;

•	Predict likelihood of customer attrition;

•	Predict customer satisfaction and Net Promoter Scores® without customer surveys;

•	Predict likelihood of debt repayment;

•	Predict likelihood of a sale or cross-sell; and

•	Identify fraud callers and improve authentication processes.

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

Types of Revenue

Managed Services Revenue

Growth in Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provide related Business Monitoring services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics Service prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the term of the contract.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with our Managed services contracts. The Behavioral Analytics Managed services backlog was $96.8 million as of September 29, 2012 and $96.3 million as of December 31, 2011. We expect Behavioral Analytics Managed service backlog to increase in fiscal year 2012 based on the impact of anticipated renewals of existing contracts and anticipated contract signings with clients included in our current sales pipeline.

The Company uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated contract term. Actual usage volumes may be greater or less than anticipated. In addition, actual contract terms may vary from the anticipated terms because these contracts typically are cancellable without cause based on the client making a substantial early termination payment or forfeiting prepaid contract amounts. The reported Behavioral Analytics Managed service backlog is expected to be recognized as follows: $8.3 million in 2012; $27.6 million in 2013; $21.3 million in 2014; and $19.3 million in 2015; $20.3 million in 2016 and thereafter.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, our ability to collect accounts receivable, the timing and amounts of expected payments associated with cost-reduction actions, and the ability to realize our net deferred tax assets, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics Service prior to committing to a longer subscription period, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period of the contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

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

For the ICS Business Unit, the Company utilized VSOE to allocate revenue to various elements in an arrangement. We determined VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, we established VSOE through the stated renewal approach. We were able to establish VSOE for our product and service offerings except for software. If we were not able to establish VSOE for an offering, we attempted to establish fair value by utilizing TPE, which was established by obtaining evidence from comparable offerings from a peer company. If the Company was unable to establish fair value using VSOE or TPE, then the Company used ESP in its allocation of revenue. To determine ESP, we applied significant judgment as we weighed a variety of factors, based on the facts and circumstances of the arrangement. These factors included internal costs, gross margin objectives, and existing portfolio pricing and discounting.

Within discontinued operations, some of our sales arrangements had multiple deliverables containing software and related software components. Such sale arrangements were subject to the accounting guidance in ASC 985-605, Software Revenue Recognition.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining fair value of stock-based awards at the grant date requires certain assumptions. The Company uses historical information as the basis for the selection of expected life, expected volatility, expected dividend yield assumptions, and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Severance and Related Costs

Severance and related costs includes cost-reduction actions, principally consisting of personnel reductions and an office consolidation. The portion of the accruals relating to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized.

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

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities, and for tax loss carryforwards. The Company does not provide U.S. deferred income taxes on earnings of U.S. or foreign subsidiaries, which are expected to be indefinitely reinvested.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In the first, second, and third quarters of 2012, the intraperiod allocation was not applicable because the Company had a pretax loss in both continuing operations and discontinued operations.

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

Third Quarter of 2012 Compared with Third Quarter of 2011

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased $1.0 million, or 14%, to $8.0 million in the third quarter of 2012 from $7.0 million in the third quarter of 2011.

Behavioral Analytics revenue was $7.7 million in the third quarter of 2012 and was $6.7 million in the third quarter of 2011. The $1.0 million, or 14%, increase in Behavioral Analytics revenue in the third quarter of 2012 is primarily due to increased subscription fees associated with the conversion of several deployments to the subscription phase of the contract.

Other revenue remained constant at $0.3 million in the third quarters of 2012 and 2011.

The Company’s top five clients accounted for 65% of total revenue in the third quarter of 2012 and 71% of total revenue in the third quarter of 2011. The top 10 clients accounted for 89% of total revenue in the third quarters of 2012 and 2011. In the third quarters of 2012 and 2011, there were three clients that accounted for 10% or more of total revenue. In the third quarter of 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Company accounted for 20%, 14%, and 13% of total revenue, respectively. In the third quarter of 2011, Vangent, Inc., Allstate Insurance Company, and Health Care Service Corporation accounted for 23%, 16%, and 14% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other customer related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue in the third quarter of 2012 was $2.8 million, or 37% of Behavioral Analytics revenue, compared to $3.0 million, or 45% of Behavioral Analytics revenue, in the third quarter of 2011. The $0.2 million, or 7%, decrease in the Cost of Behavioral Analytics revenue was primarily due to improved leverage of our cost structure resulting from higher subscription revenue in the third quarter of 2012 compared to the third quarter of 2011.

Cost of Other revenue in the third quarters of 2012 and 2011 was $0.2 million, or 50%, and 70% of Other revenue, respectively.

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

Sales, marketing and development expenses increased $0.8 million, or 16%, to $5.9 million in the third quarter of 2012 from $5.1 million in the third quarter of 2011. This increase is due to higher headcount associated with the continued investment in our development, selling and marketing organizations.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses remained constant at $2.0 million.

Severance and Related Costs

Severance and related costs includes cost-reduction actions, principally consisting of personnel reductions and an office consolidation. There were no cost-reduction actions for the third quarter of 2012. The cost-reduction actions taken during fiscal year 2011 resulted in annual cash savings of $0.1 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.0 in the third quarter of 2012 and $0.1 million in the third quarter of 2011. In the third quarter of 2011, the $0.1 million of expense for continuing operations primarily related to an office consolidation.

Depreciation and Amortization

Depreciation and amortization remained constant at $0.9 million in the third quarters of 2012 and 2011.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.8 million for the third quarter of 2012, compared to an operating loss of $4.3 million for the third quarter of 2011, an improvement of $0.5 million, or 10%.

Interest and Other (Expense) Income, Net

Non-operating interest and other expense was $0.1 million of expense in the third quarter of 2012, compared to $0.1 million of income in the third quarter of 2011. In the third quarter of 2012, the $0.1 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation. In the third quarter of 2011, the $0.1 million of income was due to favorable exchange rates on intercompany settlements, partially offset by interest expense on our capital lease obligation.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million for the third quarter of 2012 and the tax benefit was $1.7 million in the third quarter of 2011. As of September 29, 2012, total net deferred tax assets of $59.5 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income (loss) from Discontinued Operations

The income (loss) from discontinued operations in the third quarter of 2012 was $0.3 million due to a favorable IRS ruling on a previously accrued income tax liability compared to a loss of $0.5 million, net of tax of $0.3 million, in the third quarter of 2011.

The loss from discontinued operations was $0.5 million in the third quarter of 2011. The pretax loss from discontinued operations of $0.3 million in the third quarter of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the third quarter of 2011 was $0.1 million.

Net Loss Available to Common Stockholders

We reported net loss available to holders of our Common Stock of $3.7 million in the third quarter of 2012 and $3.3 million in the third quarter of 2011. Accrued dividends to holders of our Series B Stock were $0.1 million in the third quarter of 2012 and $0.3 million in the third quarter of 2011. In the third quarters of 2012 and 2011, there was a net loss of $0.23 per share on a basic and diluted basis.

First Nine Months of 2012 Compared with First Nine Months of 2011

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased $4.6 million, or 23%, to $24.8 million in the first nine months of 2012, from $20.2 million in the first nine months of 2011.

Behavioral Analytics revenue was $23.8 million in the first nine months of 2012 and was $19.0 million in the first nine months of 2011. The $4.8 million, or 25%, increase in Behavioral Analytics revenue in the first nine months of 2012 was primarily due to increased subscription fees associated with the conversion of several deployments to the subscription phase of the contract.

Other revenue decreased by $0.2 million, or 15%, to $1.0 million in the first nine months of 2012, from $1.2 million in the first nine months of 2011. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services.

The Company’s top five clients accounted for 67% of total revenue in the first nine months of 2012 and 72% of total revenue in the first nine months of 2011. The top 10 clients accounted for 89% of total revenue in the first nine months of 2012 and 90% of total revenue in the first nine months of 2011. In the first nine months of 2012 and 2011, there were three clients that accounted for 10% or more of total revenue. In the first nine months of 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Company accounted for 19%, 16%, and 13% of total revenue, respectively. In the first nine months of 2011, Vangent, Inc., Health Care Service Corporation, and Allstate Insurance Company accounted for 24%, 15%, and 15% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $9.0 million, or 38% of Behavioral Analytics revenue in the first nine months of 2012, compared to $8.7 million, or 46% of Behavioral Analytics revenue, in the first nine months of 2011. The $0.3 million, or 3%, increase in cost was largely due to higher amortized implementation costs net of cost deferrals of $1.7 million. The percentage decrease in the Cost of Behavioral Analytics revenue was primarily due to improved leverage of our cost structure resulting from higher subscription revenue in the first nine months of 2012 compared to the first nine months of 2011.

Cost of Other revenue was $0.5 million, or 53% of Other revenue in the first nine months of 2012, compared to $0.8 million, or 66% of Other revenue, in the first nine months of 2011. The decrease in cost was largely due to lower compensation expense of $0.3 million, driven by the lower demand for our CRM services.

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

Sales, marketing and development expenses increased $1.8 million, or 12%, to $16.6 million in the first nine months of 2012 from $14.8 million in the first nine months of 2011. This increase is due to higher headcount associated with the continued investment in our development, selling and marketing organizations.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses decreased $1.5 million, or 20%, to $5.9 million in the first nine months of 2012 from $7.4 million in the first nine months of 2011. This decrease is due to lower compensation expense of $0.8 million, primarily due to the reduction in our administrative staff as a result of the sale of the ICS Business Unit.

Severance and Related Costs

Severance and related costs includes cost-reduction actions, principally consisting of personnel reductions and an office consolidation. Cash savings related to cost-reduction actions for the first nine months of 2012 are anticipated to be $0.3 million annually. The cost-reduction actions taken during fiscal year 2011 resulted in annual cash savings of $0.1 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.7 million in the first nine months of 2012 and $0.4 million of income in the first nine months of 2011. In the first nine months of 2012, the $0.7 million of expense for continuing operations was related to severance and related costs for the elimination of one position. In the first nine months of 2011, the $0.4 million of income for continuing operations was related to the favorable renegotiation of an office lease, partially offset by severance and related costs for the elimination of one position and an office consolidation.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 3%, to $2.6 million in the first nine months of 2012 compared to $2.5 million in the first nine months of 2011. The increase of $0.1 million in depreciation and amortization is primarily related to an increased rate of investment in the third quarter of 2012.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $10.4 million for the first nine months of 2012, compared to an operating loss of $13.5 million for the first nine months of 2011, a $3.1 million, or 23% improvement.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.3 million of expense in the first nine months of 2012 and was $0.2 million of income in the first nine months of 2011. In the first nine months of 2012, the $0.3 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation. In the first nine months of 2011, the $0.2 million of income was primarily related to favorable exchange rates on intercompany settlements, partially offset by interest expense on our capital lease obligation.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million for the first nine months of 2012 and the tax benefit was $5.3 million in the first nine months of 2011. The $5.3 million tax benefit in the first nine months of 2011 was primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. As of September 29, 2012, total net deferred tax assets of $59.5 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

The income from discontinued operations in the first nine months of 2012 and 2011 was $0.2 million, net of tax benefit of $0.3 million, and $27.7 million, net of tax of $7.7 million, respectively.

The income from discontinued operations of $0.2 million in the first nine months of 2012 was due to a favorable IRS ruling on a previously accrued income tax liability partially offset by settlement costs relating to a former employee of the ICS Business Unit. The pretax loss from discontinued operations of $1.1 million in the first nine months of 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in the first nine months of 2011 was $36.5 million.

Net (Loss) Income Available to Common Stockholders

We reported net loss available to common stockholders of $11.0 million in the first nine months of 2012 compared to net income available to common stockholders of $18.7 million in the first nine months of 2011. Accrued dividends to holders of our Series B Stock were $0.4 million in the first nine months of 2012 and $1.0 million in the first nine months of 2011. In the first nine months of 2012, there was net loss of $0.69 per share on a basic and diluted basis, compared to net income of $1.33 per share on a basic and diluted basis in the first nine months of 2011. For 2011, the net income was a result of the gain from the completion of the sale of the ICS Business Unit.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of September 29, 2012, our principal capital resources consisted of our cash and cash equivalents balance of $14.5 million, which includes $0.3 million in foreign bank accounts.

Our cash and cash equivalents position decreased $14.9 million, or 51%, as of September 29, 2012, from $29.4 million as of December 31, 2011.

The decrease in cash during the first nine months of 2012 was primarily the result of the net loss before non-cash items, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by an increase in accounts payable. Restricted cash decreased $1.5 million for the first nine months of 2012 and increased $17.5 million for the first nine months of 2011. Prior to June 30, 2012, restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Credit Facility” description below.

The decrease in cash in the first nine months of 2011 was primarily the result of the net loss before non-cash items, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments.

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first nine months of 2012 and 2011 was $11.6 million and $12.1 million, respectively. During the first nine months of 2012, cash outflows of $11.6 million from operating activities consisted primarily of the net loss before non-cash items of $5.0 million, a $6.0 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by an increase in accounts payable of $0.6 million.

During the first nine months of 2011, cash outflows of $12.1 million from operating activities consisted primarily of the net loss before depreciation, amortization, and non-cash items, and an increase in prepaid costs of $2.2 million, which primarily consist of deferred deployment costs, and a $2.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue.

Net cash used in operating activities of discontinued operations during the first nine months of 2012 was $0.2 million.

Net cash used in operating activities of discontinued operations during the first nine months of 2011 was $5.4 million. During the first nine months of 2011, cash outflows of $5.4 million from operating activities of discontinued operations consisted primarily of a $5.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, partially offset by lower prepaid costs of $1.1 million, due primarily to the amortization of deferred deployment costs.

Days Sales Outstanding (“DSO”) for continuing operations was 33 days at September 29, 2012 compared to 26 days at December 31, 2011, an increase of seven days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of September 29, 2012, there were no outstanding liabilities for severance and related costs for continuing operations. See Note Six “Severance and Related Costs”.

Cash Flows from Investing Activities

The Company used $1.8 million of cash in continuing investing activities during the first nine months of 2012 and $0.7 million during the first nine months 2011. Capital expenditures were primarily used to purchase computer hardware and software during the first nine months of 2012 and 2011, respectively. We currently expect to incur new capital investments of between $3.5 million and $4.5 million for fiscal year 2012 and plan on funding approximately $1.5 million to $2.5 million of these purchases with capital leases.

Net cash used in discontinued investing activities was $0.0 during the first nine months of 2012.

Net cash provided by discontinued investing activities was $35.8 million during the first nine months of 2011. Proceeds from the sale of assets held for sale were $36.0 million during the first nine months of 2011, partially offset by cash usage of $0.2 million primarily due to capital expenditures for the purchase of computer hardware and software.

Cash Flows from Financing Activities

The Company used $1.4 million and $21.3 million of cash in continuing financing activities during the first nine months of 2012 and 2011, respectively. Net cash outflows of $1.4 million during the first nine months of 2012 were primarily attributable to: $3.7 million to purchase shares of Series B Stock, $1.7 million of principal payments under our capital lease obligations; $0.9 million of cash used to acquire treasury stock; and $0.6 million for cash dividend payments on Series B Stock partially offset by proceeds from our revolving line of credit agreement of $3.7 million and a decrease in restricted cash of $1.5 million.

Net cash outflows of $21.3 million during the first nine months of 2011 were primarily attributable to a $17.5 million increase in restricted cash, $1.9 million for cash dividend payments on Series B Stock, $1.4 million of principal payments under our capital lease obligations, and $0.7 million of cash used to acquire treasury stock.

Net cash used in discontinued financing activities was $0.0 during the first nine months of 2012. Net cash used in discontinued financing activities was $0.7 million during the first nine months of 2011. The usage in the first nine months of 2011 was primarily related to $0.6 million of cash used to acquire treasury shares.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. A cash dividend on the Series B Stock of $0.3 million, for the period January 1, 2012 through June 30, 2012, was paid on July 2, 2012, and $0.3 million was paid on January 3, 2012 for the dividend period July 1, 2011 through December 31, 2011. The dividend payment of $1.9 million paid on July 1, 2011 was for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through

December 31, 2008. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002. The Company expects to acquire between $0.2 million and $0.3 million of treasury stock during the fourth quarter of 2012 to meet employee tax obligations associated with the Company’s stock-based compensation programs. In the first nine months of 2012, the Company spent approximately $0.1 million related to its Series B Stock tender offer.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases and our revolving line of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $14.5 million as of September 29, 2012.

We anticipate that our current unrestricted cash resources, together with operating revenue and capital lease financing, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

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

Accounts Receivable Customer Concentration

As of September 29, 2012, four clients, Progressive Casualty Insurance Company, United HealthCare Services, Inc., CVS Pharmacy, Inc., and Allstate Insurance Company, accounted for 24%, 13%, 13%, and 10% of total gross accounts receivable, respectively. Of these amounts, we have collected 100% from Progressive Casualty Insurance Company, 100% from United HealthCare Services, Inc., 100% from CVS Pharmacy, Inc., and 100% from Allstate Insurance Company through November 7, 2012. Of the total September 29, 2012 gross accounts receivable, we have collected 78% as of November 7, 2012. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of September 29, 2012 and December 31, 2011 were $2.5 million and $2.8 million, respectively. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $1.5 million to $2.5 million for fiscal year 2012 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of September 29, 2012. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.5	$1.5	$—	$—	$—
Operating leases	3.1	0.8	1.8	0.5	—
Capital leases	2.8	2.1	0.7	—	—
Severance and related costs	—	—	—	—	—
Purchase obligations	1.9	1.9	—	—	—

Total	$9.3	$6.3	$2.5	$0.5	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of September 29, 2012 and December 31, 2011.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost-reduction actions in fiscal year 2012 and prior periods. There were no liabilities for severance and related costs as of September 29, 2012. Liabilities for these required payments are reflected on our balance sheet as of December 31, 2011.

Purchase Obligations

Purchase obligations include $1.7 million of commitments reflected as liabilities on our balance sheet as of September 29, 2012, as well as $0.2 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2011, purchase obligations include $1.4 million of commitments reflected as liabilities on our balance sheet, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of September 29, 2012 from that described in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mattersight maintains disclosure controls and procedures that have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to Company management, including its principal executive officers, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

In conducting this evaluation in connection with the preparation of our Annual Report filed on Form 10-K/A for the year ended December 31, 2011, management identified a material weakness in our internal control over financial reporting related to the process and procedures used in applying appropriate accounting to basic and diluted loss per share from continuing operations. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of December 31, 2011, the Company’s disclosure controls and procedures were not effective. As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, we took the actions necessary to strengthen our internal control over financial reporting, which addressed the material weakness.

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the third quarter of 2012. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock vestings under our stock-based compensation programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2012 – July 31, 2012	—	$—
August 1, 2012 – August 31, 2012	26,188	$5.55
September 1, 2012 – September 29, 2012	—	$—

Total	26,188	$5.55

Item 6. Exhibits
10.1	Employment Agreement, dated July 23, 2012, between Mark Iserloth and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on July 23, 2012).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, and (v) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH
Mark Iserloth
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President of Finance
(Duly authorized signatory and
Principal Accounting Officer)