Form 10-K
period 2012-12-31
Mattersight Corp
filed 2013-03-14
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 30, 2012, as reported by The NASDAQ Stock Market LLC, is approximately $121,542,015.

The number of shares of the registrant’s Common Stock outstanding as of March 8, 2013 was 17,022,157.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mattersight’s Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of Mattersight’s fiscal year, are incorporated herein by reference into Part III where indicated; provided, that if such Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the fiscal year end covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

Through the performance of the Behavioral Analytics Service and related services (collectively, “Behavioral Analytics”), the Company generates two types of revenue:

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

The Company has designed a highly-scalable, flexible, and adaptive application platform to enable the Company to implement and operate its Behavioral Analytics offerings for its clients. These offerings are primarily delivered through a SaaS+ model, as a managed subscription service from which Mattersight derives Managed services revenue and Consulting services revenue. Managed services revenue consists of revenue from deployment and subscription services and Consulting services revenue consists of revenue from post-deployment follow-on services, including coaching, training, and custom data analysis.

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

We also generate Managed services revenue from Marketing Managed Services, specifically, from hosted customer and campaign data management. This source of Managed services revenue will continue to diminish over time as we focus on growth through Behavioral Analytics.

Consulting Services Revenue

In addition to the Consulting services revenue generated by the Consulting services provided under our Behavioral Analytics contracts, we derive a portion of this type of revenue from CRM Services for long-standing accounts. We expect Consulting services revenue from CRM Services to diminish over time as demand for these services continues to decline and we focus on growth through Behavioral Analytics. We bill for Consulting services on a time-and-materials or fixed-fee basis.

Business Segments

The Company operates in a single business segment, focused primarily on Behavioral Analytics. The Company operated in two business segments, the Behavioral Analytics Service Business Unit and the ICS Business Unit, until May 28, 2011, the date of the close of the sale of the ICS Business Unit, at which point the Company began operating in a single business segment. Financial information concerning our business segment is included in “Financial Statements and Supplementary Data” Part II, Item 8 of this Form 10-K.

International Operations

The Company’s services are delivered to clients in the U.S. and the United Kingdom. The Company’s revenue is and has been recognized in the U.S. subsidiary. The Company’s long-lived assets are and have been predominately located in the U.S. and consist of equipment, software, furniture and fixtures, and leasehold improvements (net of accumulated depreciation).

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

Patents

As of December 31, 2012, we hold seven U.S. patents and one European patent and have applied for several additional patents. These patents cover a broad range of our analytics capabilities, including methods for analyzing language to assess customer personality and analyzing data to improve employee performance. We regularly review new areas of development in order to assess patentability.

Trademarks

We have obtained U.S. federal trademark registration for the MATTERSIGHT word mark and the MATTERSIGHT “eye” logo, which incorporates our tagline “See What Matters”. We believe that establishment of the MATTERSIGHT word mark and logo mark in the U.S. is material to our operations.

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

Clients

During fiscal year 2012, our five and 10 largest clients accounted for 66% and 89% of our total revenue, respectively. In fiscal year 2012, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Progressive Casualty Insurance Company, which accounted for 19%, 16%, and 13% of our total revenue, respectively. In fiscal year 2011, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Health Care Service Corporation, which accounted for 22%, 15%, and 14% of our total revenue, respectively. For fiscal year 2010, there were four clients accounting for more than 10% of the total revenue: Vangent, Inc.; United HealthCare Services, Inc.; Health Care Service Corporation; and Allstate Insurance Company, which accounted for 20%, 15%, 14%, and 13% of total revenue, respectively. For fiscal years 2012, 2011, and 2010, eight, seven, and six clients, respectively, each accounted for over $1 million of total revenue. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

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

Employees

As of December 31, 2012, we employed 230 persons, none of whom is represented by a union. We consider our employee relations to be good.

Available Information and Other

Our principal internet address is www.Mattersight.com. Our Annual, Quarterly, and Current Reports on Forms 10-K, 10-Q, and 8-K, and any amendments thereto, as well as the Forms 3, 4, and 5 beneficial ownership reports filed with respect to our stock, are made available free of charge on our website as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission (“SEC”). However, the information found on our website is not part of this or any other report filed by us with the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Mattersight.

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

We have not realized an operating profit in twelve years and there is no guarantee that we will realize an operating profit in the foreseeable future.

As of December 31, 2012, we had an accumulated deficit of $201.0 million. We expect to continue to use cash and incur operating expenses to support our growth, including costs associated with recruiting, training, and managing our sales force, costs to develop and acquire new technology, and promotional costs associated with reaching new clients. These investments, which typically are made in advance of revenue, may not yield an offsetting increase in revenue. As a result of these factors, our future revenue and income potential is uncertain.

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

We depend on a limited number of clients for a significant portion of our revenue, and the loss of a significant client or a substantial decline in the size or scope of deployments for a significant client, could have a material adverse effect on our business.

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our total revenue from a limited number of clients. See “Clients” in Part I Item 1 and “Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Form 10-K. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own businesses, our total revenue could decline substantially and that could significantly harm our business. In addition, because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our Days Sales Outstanding (“DSO”).

We depend on good relations with our major clients, and any harm to these good relations may materially and adversely affect our business and our ability to compete effectively.

To attract and retain clients, we depend to a large extent on our relationships with our clients and our reputation for high quality analytics and related services. If a client is not satisfied with our services, it may be damaging to our reputation and business. Any defects or errors in our services or solutions or failure to meet our clients’ expectations could result in:

•	Delayed or lost revenue;

•	Obligations to provide additional services to a client at a reduced fee or at no charge;

•	Negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

•	Claims for damages against us, regardless of our responsibility for such failure.

If we fail to meet our contractual obligations with our clients, then we could be subject to legal liabilities or loss of clients. Although our contracts include provisions to limit our exposure to legal claims related to the services and solutions we provide, these provisions may not protect us, or protect us sufficiently, in all cases.

We must maintain our reputation and expand our name recognition to remain competitive.

We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base. This is particularly the case given the launch of our new brand under the name Mattersight Corporation, which was effective June 1, 2011. We continue to invest substantially in marketing in order to make our new name known in the marketplace for our services and solutions. If potential clients do not know what solutions we provide, or if our reputation is damaged, then we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on both the efficacy of our relatively nascent marketing efforts and our success in providing high quality services, software, and solutions, neither of which can be assured.

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

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services that may be viewed as similar to ours. These competitive organizations include data analytics solutions providers, voice recording and voice analytic service providers and software licensors, call routing solution providers, and strategic consulting firms. We compete with these organizations on factors such as expertise, price, and capacity.

Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition, more registered patents, and significantly greater financial, technical, marketing, and public relations resources than we do. As a result, our competitors may be in a better position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do. New market entrants also pose a threat to our business. Existing or future competitors may develop or offer solutions that are comparable or superior to ours at a lower price.

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

Because our services and solutions are sophisticated, we must devote significant time and effort to our sales and installation processes, with significant risk of loss if we are not successful.

Because our services and solutions are not simple, mass-market items with which our potential clients are already familiar, it is necessary for us devote significant time and effort to the process of educating our potential clients about the benefits and value of our services and solutions as part of the sales process. In addition, because our services and solutions are sophisticated and in most cases are not readily usable by clients without our assistance in system integration and configuration, training, and analysis, we must devote significant time during the installation and ongoing analysis process in order for our services and solutions to be successfully deployed. These efforts during both the sales and installation processes increase the time and difficulty of completing transactions, make it more difficult to efficiently deploy our limited resources, and create risk that we will have invested in an opportunity that ultimately does not come to fruition. If we are unable to demonstrate the benefits and value of our services and solutions to clients and efficiently convert our sales leads into successful sales and installations, our results of operations may be adversely affected.

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

Particularly with regard to clients in highly-regulated industries such as healthcare and financial services, many of our clients demand that we agree not to limit our liability in the event of a security breach resulting in the loss of or unauthorized access to personally-identifiable data. As a result, the disclosure or loss of such data despite the extensive precautions we undertake could result in the considerable diminution of our business and prospects and could subject us to substantial liability.

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

We are a very small public company with a relatively large cash balance.

While all public companies face the costs and burdens associated with being publicly traded, the costs and burden of being a public company is a significant portion of our annual revenues. Additionally, as of December 31, 2012, we have $14.4 million in cash, cash equivalents, and investments. Having a large cash balance relative to our market capitalization could make us a takeover target in the future, which could cause distractions for our management and our board of directors and otherwise prevent us from executing on our strategy to build long-term stockholder value.

Our financial results could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Economic and political conditions in the U.S. affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial conditions and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in U.S. economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, these economic conditions may cause our clients to delay payments for services we have provided to them, resulting in a negative impact to our cash flow. If we are unable to successfully anticipate changing economic and political conditions, then we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

We believe that our success depends substantially on our ability to attract, train, motivate, and retain highly skilled management, strategic, technical, product development, data analysis, and other key professional employees. Our business straddles the information-technology and data analytics services industries, which are people-intensive and face shortages of qualified personnel, especially those with specialized skills or experience. We compete with other companies to recruit and hire from this limited pool, particularly in Austin, Texas, the location of our research and development team.

If we cannot hire and retain qualified personnel, or if a significant number of our current employees should leave, and we have difficulty replacing such persons, then we could potentially suffer the loss of client relationships or new business opportunities and our business could be seriously harmed. In addition, there is no guarantee that the employee and client non-solicitation and non-competition agreements we have entered into with our senior professionals would deter them from departing us for our competitors or that such agreements would be upheld and enforced by a court or other arbiter across all jurisdictions where we engage in business.

We have a limited ability to protect our intellectual property rights, which are important to our success and competitive position.

Our ability to protect our software, algorithms, methodologies, and other intellectual property is important to our success and our competitive position. We view as proprietary the software (including source code), algorithms, analysis, and other ideas, concepts, and developments that we create in order to provide, improve, and enhance our service offerings, as well as the work product we create in the course of providing services for clients. We seek to protect our intellectual property rights in these developments and work product by applying for patents, copyrights, and trademarks, as appropriate, as well as by enforcing applicable trade secret laws and contractual restrictions on scope of use, disclosure, copying, reverse engineering, and assignment.

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

In our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringement by our services, products, or solutions, in most cases excluding third-party components, of the intellectual property rights of others. In some instances, the amount of these indemnity obligations may be greater than the revenue we receive from the client under the applicable contract. In addition, we may develop work product in connection with specific projects for our clients. Although our contracts with our clients generally provide that we retain the ownership rights to our intellectual property, it is possible that clients may assert rights to, and seek to limit our ability to resell or reuse, this intellectual property. Furthermore, in some cases we assign to clients the copyright and, at times, other intellectual property rights, in and to some aspects of the software, documentation, or other work product developed for these clients in connection with these projects, which limits our ability to resell or reuse this intellectual property.

Increasing government regulation could cause us to lose clients or impair our business.

We are subject not only to laws and regulations applicable to businesses generally, but we are also subject to certain U.S. and foreign laws and regulations applicable to our service offerings, including, but not limited to, those related to data privacy and security, electronic commerce, and call recording. Laws and regulations enacted in the U.S., both at the state and Federal level, as well as significant new rules issued with respect thereto, impose substantial requirements relating to the privacy and security of personal data, as well as the reporting of breaches with respect to personal data. Legislation that may be enacted in the future may add further requirements in these and other areas. In addition, we may be affected indirectly by legislation to the extent that it impacts our existing and prospective clients. Any such laws and regulations therefore could affect our existing business relationships or prevent us from obtaining new clients.

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

Our total employable space is approximately 39,000 square feet. We do not own any real estate and believe that our leased facilities are appropriate for our current business requirements.

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

Not applicable.

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

	High	Low
Fiscal Year 2012
Fourth Quarter	$5.97	$4.58
Third Quarter	8.29	4.73
Second Quarter	9.50	6.39
First Quarter	8.75	4.58
Fiscal Year 2011
Fourth Quarter	$5.17	$4.08
Third Quarter	8.14	3.99
Second Quarter	7.95	5.27
First Quarter	7.95	6.00

There were approximately 95 owners of record of Common Stock as of March 8, 2013. The last reported sale price of the Common Stock on the NASDAQ Global Market on March 8, 2013 was $5.06.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III Item 12 of this Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Sale of Unregistered Securities

On December 19, 2011, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with IGC Fund VI, LP (the “IGC Fund”). Under the terms of the Purchase Agreement, on December 20, 2011, IGC Fund purchased 1,252,609 shares of Common Stock, at a price of $4.79 per share (the “Shares”). The aggregate consideration received from the sale of the Shares was approximately $6.0 million. No commissions were paid in connection with the sale of the Shares. The Shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on Rule 506 of the Securities Act and in reliance on similar exemptions under applicable state laws. IGC Fund is an accredited investor within the meaning of Rule 501(a) of Regulation D and the securities were sold without any general solicitation by the Company or its representatives. The Company filed a registration statement on Form S-3 with the SEC on May 18, 2012 following the closing of the sale of Shares to IGC Fund to enable the resale of the Shares pursuant to the Registration Rights Agreement entered into with IGC Fund on December 19, 2011.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Common Stock with the cumulative total return of (i) a peer group of other publicly-traded information-technology consulting companies selected by the Company (the “Peer Group Index”), and (ii) the NASDAQ Global Market Index. Cumulative total stockholder return is based on the period from December 28, 2007 through the Company’s fiscal year end on Monday, December 31, 2012. The comparison assumes that $100 was invested on December 28, 2007 in each of Mattersight Common Stock, the Peer Group Index, and the NASDAQ Global Market Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return for Mattersight Corporation,

Peer Group Index, and NASDAQ Global Market Index

	12/28/07	12/26/08	12/24/09	12/31/10	12/30/11	12/30/12
Mattersight Common Stock	$100.00	$23.05	$55.64	$50.87	$36.96	$39.51
Peer Group Index(1)	100.00	31.13	100.37	167.28	145.33	145.76
NASDAQ Global Market Index	100.00	59.10	82.19	97.23	98.85	110.91

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the fourth quarter of 2012. These purchases reflect shares withheld upon vesting of restricted stock or installment stock to satisfy tax-withholding obligations and shares acquired during the period as a result of stock option swaps.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 30, 2012 – October 31, 2012	6,986	$5.40
November 1, 2012 – November 30, 2012	27,026	$5.11
December 1, 2012 – December 31, 2012	3,480	$5.15

Total	37,492	$5.17

In the first quarter of 2012, the Company announced its intention to commence a tender offer to purchase up to 111,605 shares of its 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”) at a cash purchase price of $8.60 per share, plus accrued and unpaid dividends.

In accordance with the terms and conditions of the tender offer, Mattersight purchased 19,758 shares of the Series B Stock, at a price of $8.71 per share (representing $8.60 per share plus accrued and unpaid dividends), for an aggregate cost of approximately $172,092, excluding fees and expenses related to the tender offer. These shares represented approximately 1.2% of the Series B Stock outstanding as of April 13, 2012.

Dividends

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. The Series B Stock accrues dividends at the rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. During fiscal year 2012, the Company’s Board of Directors declared a cash dividend of $0.3 million payable July 2, 2012, for the dividend period January 1, 2012 to June 30, 2012. The Board of Directors resolved to suspend the dividend payment, which was accrued, for the dividend period July 1, 2012 through December 31, 2012 (the amount of this semi-annual dividend was approximately $0.3 million). During fiscal year 2011, the Company paid cash dividends of $1.9 million or $0.1785 per share on the Series B Stock, for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008. Under the terms of the Series B Stock certificate of designations, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to January 1, 2013, the dividend payment would be approximately $0.3 million, on the 1,649,201 shares of Series B Stock issued and outstanding as of December 31, 2012.

The amount of each dividend accrual would decrease by any conversions of the Series B Stock into Common Stock, as Series B Stock conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002. For further discussion see “Liquidity and Capital Resources” included in Part II, Item 7 of this Form 10-K.

During fiscal year 2012, the Company purchased 19,758 shares of Series B Stock and paid accrued and unpaid dividends of $2 thousand. During fiscal year 2011, the Company purchased 1,872,805 shares of Series B Stock and paid accrued and unpaid dividends of $0.3 million under the terms of the Settlement Agreement entered into by Mattersight and Technology Crossover Ventures (“TCV”) to settle the previously disclosed arbitration. As a result of such purchase from TCV, there were 1,670,696 shares of Series B Stock issued and outstanding as of December 29, 2011.

Item 6.	Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and notes thereto, which are included elsewhere in this Form 10-K.

	(In thousands, except per share data)(1)
	December 31, 2012	December 31, 2011	January 1, 2011	December 26, 2009	December 27, 2008
Total revenue	$33,863	$29,095	$30,885	$32,563	$37,483
Loss from continuing operations	$(15,470)	$(10,560)	$(16,304)	$(15,354)	$(25,733)
Basic loss from continuing operations per share	$(1.01)	$(1.29)	$(1.28)	$(1.26)	$(2.61)
Total assets	$31,362	$49,265	$66,192	$70,603	$64,223
Long-term obligations	$3,605	$4,437	$6,247	$5,368	$6,117
Series B Stock	$8,411	$8,521	$18,100	$18,442	$18,460
Capital leases	$2,305	$2,823	$2,217	$2,410	$2,975

(1)

See Note One “Description of Business” and Note Two “Summary of Significant Accounting Principles” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K for business discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, our ability to collect accounts receivable, the timing and amounts of expected payments associated with cost reduction activities, and the ability to realize our net deferred tax assets, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The fiscal year-end dates referenced herein for fiscal years 2012, 2011, and 2010 are December 31, 2012, December 31, 2011, and January 1, 2011, respectively.

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

Revenue Recognition

Continuing Operations

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue derived from the performance of Behavioral Analytics.

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

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of users to whom the Behavioral Analytics Service is provided, the type and number of Behavioral Analytics offerings deployed to the client, and, in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

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

Unearned Revenues

Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as unearned revenue until revenue recognition criteria are met.

Allowance for Doubtful Accounts

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

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case for one or more reporting units, we perform a detailed quantitative assessment using a two-step test approach. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. A detailed determination of the fair value of a reporting unit may be carried forward from one year to the next if specific criteria have been met. The Company currently operates in a single business segment or reporting unit.

In 2012, after completing our annual qualitative review, we concluded that it was not more-likely-than-not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual review of goodwill as of December 31, 2012 and December 31, 2011. The carrying value of goodwill was $1.0 million as of December 31, 2012 and December 31, 2011.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. The original cost of intangible assets as of December 31, 2012 and December 31, 2011 was $2.9 million and $2.8 million, respectively. Accumulated amortization of intangible assets as of December 31, 2012 and December 31, 2011 was $2.7 million and $2.6 million, respectively. Currently, amortization expense of intangible assets is expected to be $47 thousand annually.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category. Included in our continuing operations income tax provision is tax expense of $38 thousand for the year ended December 31, 2012 and a tax benefit of $5.9 million for the year ended December 31, 2011. Included in our discontinued operations income tax provision is a tax benefit of $0.3 million for the year ended December 31, 2012 and tax expense of $6.8 million for the year ended December 31, 2011.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Forward-Looking Statements

Statements in this Form 10-K that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of this Form 10-K for the year ended December 31, 2012, as well as the following:

•

Uncertainties associated with the attraction of, and the ability to execute contracts with, new clients, the continuation of existing and new engagements with existing clients, and the timing of related client commitments;

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

Business Outlook

Based upon Mattersight’s business development efforts and third-party market research, we believe there has been a fundamental shift in the way large enterprises view data. The trends suggest that large enterprises today appreciate that there is value in data that can be derived from their front and back offices, but they have not yet established efficient and effective methods to capture, analyze, and create value from this data. We seek to help large enterprises capitalize on this data with our Behavioral Analytics solutions and, as a leader in this rapidly growing market, we believe we are uniquely positioned to capitalize on this opportunity. We estimate the market potential in the U.S. for all of our current analytics offerings at over $10 billion per year. The market for enterprise analytics is very new and we currently estimate it to be less than 5% penetrated.

Our business strategy to increase revenue, profitability, and capture market share includes the following elements:

•	Increase up-sell and cross-sell ratios by deepening and broadening our relationships with existing clients;

•	Win business with new clients, focusing on analyzing customer interactions, predictive behavioral routing, and back office activities in targeted industries;

•	Continue to invest in innovative proprietary technology, new applications, and delivery methods;

•	Continue bookings growth and improve operating leverage;

•	Expand our sales and marketing efforts with seasoned enterprise sales agents and strategic marketing professionals; and

•	Develop partnerships and strategic alliances to expand sales leverage, improve brand awareness, and reach new industries while providing value to our mutual clients.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with our Managed services contracts. The Behavioral Analytics Managed services backlog was $89.1 million as of December 31, 2012 and $96.3 million as of December 31, 2011. The decrease in backlog is due to fewer than anticipated contract bookings in the fourth quarter of 2012 and an adjustment of estimated long-term user counts under existing Behavioral Analytics contracts. We expect Behavioral Analytics Managed service backlog to increase in fiscal year 2013 based on the impact of anticipated renewals of existing contracts and anticipated contract signings with clients included in our current sales pipeline. We are currently reviewing backlog as a disclosure metric in its current form and may adjust it going forward.

Mattersight uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated contract term. The anticipated contract term is based on the fixed term of the contract, plus contractually agreed upon, but optional, extension or renewal periods. Anticipated volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased $4.7 million, or 16%, to $33.5 million in fiscal year 2012, from $28.8 million in fiscal year 2011.

Behavioral Analytics revenue was $32.1 million in fiscal year 2012 and was $27.3 million in fiscal year 2011. The $4.8 million, or 18%, increase in Behavioral Analytics revenue in fiscal year 2012 was primarily due to increased subscription fees associated with the conversion of several deployments to the subscription phase of the contract.

Other revenue decreased by $0.2 million, or 13%, to $1.3 million in fiscal year 2012, from $1.5 million in fiscal year 2011. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services.

The Company’s top five clients accounted for 66% of total revenue in fiscal year 2012 and 70% of total revenue in fiscal year 2011. The top 10 clients accounted for 89% of total revenue in fiscal year 2012 and 90% of total revenue in fiscal year 2011. In fiscal year 2012 and 2011, there were three clients that accounted for 10% or more of total revenue. In fiscal year 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Company accounted for 19%, 16%, and 13% of total revenue, respectively. In fiscal year 2011, Vangent, Inc., Allstate Insurance Company, and Health Care Service Corporation accounted for 22%, 15%, and 14% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $12.2 million, or 38% of Behavioral Analytics revenue in fiscal year 2012, compared to $12.2 million, or 45% of Behavioral Analytics revenue, in fiscal year 2011. The percentage decrease in the Cost of Behavioral Analytics revenue was primarily due to improved leverage of our cost structure resulting from higher subscription revenue in fiscal year 2012 compared to fiscal year 2011.

Cost of Other revenue was $0.7 million, or 53% of Other revenue in fiscal year 2012, compared to $1.0 million, or 66% of Other revenue, in fiscal year 2011. The decrease in cost was largely due to lower compensation expense of $0.2 million, driven by the lower demand for our CRM Services.

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

Sales, marketing and development expenses increased $3.1 million, or 16%, to $23.1 million in fiscal year 2012 from $20.0 million in fiscal year 2011. This increase is due to higher headcount associated with the continued investment in our development, selling and marketing organizations.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses decreased $0.8 million, or 10%, to $8.3 million in fiscal year 2012 from $9.1 million in fiscal year 2011. This decrease is due to lower compensation expense of $0.7 million, primarily due to the reduction in our administrative staff as a result of the sale of the ICS Business Unit.

Severance and Related Costs

Severance and related costs includes cost-reduction actions, principally consisting of personnel reductions and an office consolidation. Cash savings related to cost-reduction actions for fiscal year 2012 are anticipated to be $0.3 million annually. The cost-reduction actions taken during fiscal year 2011 resulted in annual cash savings of $0.1 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

Severance and related costs were $0.7 million in fiscal year 2012 and $0.3 million of income in fiscal year 2011. In fiscal year 2012, the $0.7 million of expense for continuing operations was related to severance and related costs for the elimination of one position. In fiscal year 2011, the $0.3 million of income for continuing operations was related to the favorable renegotiation of an office lease, partially offset by severance and related costs for the elimination of one position and an office consolidation.

Depreciation

Depreciation increased $0.2 million, or 6%, to $3.4 million in fiscal year 2012 compared to $3.2 million in fiscal year 2011. The increase of $0.2 million in depreciation is primarily related to increased capital expenditures in fiscal year 2012.

Amortization of Intangibles

Amortization of intangibles decreased $0.1 million, or 54%, to $0.1 million in fiscal year 2012 compared to $0.2 million in fiscal year 2011. The decrease in amortization is primarily related to a $0.1 million charge in fiscal year 2011 to write off patent applications that the Company determined it no longer wished to pursue.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $15.0 million for fiscal year 2012, compared to an operating loss of $16.6 million for fiscal year 2011, a $1.6 million, or 9% improvement.

Interest and Other (Expense) Income, Net

Non-operating interest and other (expense) income was $0.4 million of expense in fiscal year 2012 and was $0.1 million of income in fiscal year 2011. In fiscal year 2012, the $0.4 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation. In fiscal year 2011, the $0.1 million of income was primarily related to favorable exchange rates on intercompany settlements, partially offset by interest expense on our capital lease obligation.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million for fiscal year 2012 and the tax benefit was $5.9 million in fiscal year 2011. The $5.9 million tax benefit in fiscal year 2011 was primarily related to the tax accounting treatment of the gain on the sale of the ICS Business Unit. As of December 31, 2012, total net deferred tax assets of $63.8 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

The income from discontinued operations in fiscal year 2012 was $0.2 million, net of tax benefit of $0.3 million, and in fiscal year 2011 was $28.9 million, net of tax of $6.8 million.

The income from discontinued operations of $0.2 million in fiscal year 2012 was due to a favorable Internal Revenue Service (“IRS”) ruling on a previously accrued income tax liability, partially offset by settlement costs relating to litigation with a former employee of the ICS Business Unit. The pretax loss from discontinued operations of $0.8 million in fiscal year 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in fiscal year 2011 was $36.5 million.

Net (Loss) Income Available to Common Stockholders

We reported net loss available to common stockholders of $15.9 million in fiscal year 2012 compared to net income available to common stockholders of $10.6 million in fiscal year 2011. Accrued dividends to holders of our Series B Stock were $0.6 million in fiscal year 2012 and $1.3 million in fiscal year 2011. In fiscal years 2012 and 2011, the Company paid $0.1 million and $6.6 million on the Series B Stock fair value over stated value, respectively. In fiscal year 2012, there was net loss of $0.99 per share on a basic and diluted basis, compared to net income of $0.74 per share on a basic and diluted basis in fiscal year 2011. For 2011, the net income was a result of the gain from the completion of the sale of the ICS Business Unit.

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

Cost of Other revenue in fiscal year 2011 was $1.0 million, or 66% of Other revenue, compared to $3.5 million, or 70% of Other revenue, in fiscal year 2010. The decrease in cost was largely due to lower compensation expense of $2.4 million, driven by the lower demand for our CRM services.

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

Sales, marketing and development expenses increased $1.4 million, or 8%, to $20.0 million in fiscal year 2011 from $18.6 million in fiscal year 2010. This increase was due to investment in our sales organization. During 2011, we added 8 account executives, which increased the total number of account executives to 17.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses decreased $1.0 million, or 10%, to $9.1 million in fiscal year 2011 from $10.1 million in fiscal year 2010. This decrease was due to lower compensation expense of $0.9 million, primarily due to the 30% reduction in our administrative staff as a result of the sale of the ICS Business Unit.

Severance and Related Costs

In 2011 and 2010, a number of cost reduction activities were undertaken, principally consisting of personnel reductions and an office consolidation. Cash savings related to cost reduction actions taken in fiscal year 2011 was $0.1 million annually. The cost reduction actions taken in fiscal year 2010 resulted in annual cash savings of $2.8 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

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

Amortization of Intangibles

Amortization of intangibles increased $0.1 million, or 100%, to $0.2 million in fiscal year 2011 compared to $0.1 million in fiscal year 2010. The increase in amortization was primarily related to a $0.1 million charge to write off patent applications that the Company determined it no longer wished to pursue.

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

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of December 31, 2012, our principal capital resources consisted of our cash and cash equivalents balance of $14.4 million, which includes $0.3 million in foreign bank accounts.

Our cash and cash equivalents position decreased $15.0 million, or 51%, as of December 31, 2012, from $29.4 million as of December 31, 2011.

The decrease in cash during fiscal year 2012 was primarily the result of the net loss before non-cash items, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, the purchase of shares of Series B Stock, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by proceeds from our revolving line of credit agreement and a decrease in prepaid expenses. Restricted cash decreased $1.5 million for fiscal year 2012 and $1.0 million for fiscal year 2011, respectively. Prior to June 30, 2012, restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Credit Facility” description below.

The decrease in cash in fiscal year 2011 was primarily the result of the net loss before non-cash items, capital expenditures, cash dividend payments on Series B Stock, the acquisition of treasury stock, and capital lease principal payments.

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during fiscal years 2012 and 2011 was $11.0 million and $10.5 million, respectively. During fiscal year 2012, cash outflows of $11.0 million from operating activities consisted primarily of the net loss before non-cash items of $7.9 million and a $4.6 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, offset by a decrease in prepaid expense.

During fiscal year 2011, cash outflows of $10.5 million from operating activities consisted primarily of the net loss before depreciation, amortization, and non-cash items of $7.7 million, and an increase in prepaid costs of $2.3 million, which primarily consist of costs associated with unearned revenue.

Net cash provided by operating activities of discontinued operations during fiscal year 2012 was $24 thousand. Net cash used in operating activities of discontinued operations during fiscal year 2011 was $5.8 million. During fiscal year 2011, cash outflows of $5.8 million from operating activities of discontinued operations consisted primarily of a $5.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, partially offset by lower prepaid costs of $1.1 million, due primarily to the amortization of deferred deployment costs.

DSO for continuing operations was 26 days at December 31, 2012 and December 31, 2011. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of December 31, 2012, there were no outstanding liabilities for severance and related costs for continuing operations. See Note Four “Severance and Related Costs” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Cash Flows from Investing Activities

The Company used $2.2 million of cash in continuing investing activities during fiscal year 2012 and $0.8 million during fiscal year 2011. Capital expenditures were primarily used to purchase computer hardware and software during fiscal year 2012 and 2011, respectively. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2013 and plan on funding approximately $3.0 million to $3.8 million of these purchases with capital leases.

There was no net cash used in discontinued investing activities during fiscal year 2012. Net cash provided by discontinued investing activities was $37.4 million during fiscal year 2011. Proceeds from the sale of assets held for sale were $37.6 million during fiscal year 2011, partially offset by cash usage of $0.2 million primarily due to capital expenditures for the purchase of computer hardware and software.

Cash Flows from Financing Activities

The Company used $1.8 million and $10.6 million of cash in continuing financing activities during fiscal year 2012 and 2011, respectively. Net cash outflows of $1.8 million during fiscal year 2012 were primarily attributable to: $3.7 million to purchase shares of Series B Stock, $2.3 million of principal payments under our capital lease obligations; $1.1 million of cash used to acquire treasury stock; and $0.6 million for cash dividend payments on Series B Stock, partially offset by proceeds from our revolving line of credit agreement of $3.7 million and a decrease in restricted cash of $1.5 million. See “Credit Facility” description below.

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

There was no net cash used in discontinued financing activities during fiscal year 2012. Net cash used in discontinued financing activities was $0.7 million during fiscal year 2011. The usage in fiscal year 2011 was primarily related to $0.6 million of cash used to acquire treasury shares.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. A cash dividend on the Series B Stock of $0.3 million, for the period January 1, 2012 through June 30, 2012, was paid on July 2, 2012, and $0.3 million was paid on January 3, 2012 for the dividend period July 1, 2011 through December 31, 2011. The Board of Directors resolved to suspend the dividend payment, which was accrued, for the dividend period July 1, 2012 through December 31, 2012 (the amount of this semi-annual dividend was approximately $0.3 million. The dividend payment of $1.9 million paid on July 1, 2011 was for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

In fiscal year 2012, the Company spent approximately $0.1 million related to its Series B Stock tender offer. The Company expects to acquire between $0.1 million and $0.3 million of treasury stock during the first quarter of 2013 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $14.4 million as of December 31, 2012.

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

On June 29, 2012, the Company used the Credit Facility to repay in full the principal balance and accrued and unpaid interest outstanding under the promissory notes issued by the Company to various affiliates of TCV to settle the previously disclosed arbitration, in an amount equal to approximately $3.7 million. The principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. In addition, the Company will pay a commitment fee on the Credit Facility and a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears.

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

See Note Ten “Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Accounts Receivable Customer Concentration

As of December 31, 2012, four clients, Allstate Insurance Company, United HealthCare Services, Inc., CVS Pharmacy, Inc., and State Farm Bank, accounted for 23%, 17%, 13%, and 11% of total gross accounts receivable, respectively. Of these amounts, we have collected 100% from Allstate Insurance Company, 54% from United HealthCare Services, Inc., 100% from CVS Pharmacy, Inc., and 100% from State Farm Bank through March 8, 2013. Of the total December 31, 2012 gross accounts receivable, we have collected 91% as of March 8, 2013. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of December 31, 2012 and December 31, 2011 were $2.3 million and $2.8 million, respectively. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $3.0 million to $3.8 million for fiscal year 2013 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of December 31, 2012. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.2	$1.2	$—	$—	$—
Operating leases	2.8	0.9	1.6	0.3	—
Capital leases	2.6	1.8	0.6	0.2	—
Severance and related costs*	—	—	—	—	—
Purchase obligations	1.8	1.8	—	—	—

Total	$8.4	$5.7	$2.2	$0.5	$—

*	Less than $0.1 million.

Due to the existence of the Company’s net operating loss carryforward, as described in Note Eight “Income Taxes” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K, no net tax contractual obligations exist as of December 31, 2012.

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 31, 2012 and December 31, 2011.

Severance and Related Costs

Severance and related costs reflect payments the Company is required to make in future periods for severance and other related costs due to cost-reduction actions in fiscal year 2012 and prior periods. There were no liabilities for severance and related costs as of December 31, 2012. Liabilities for these required payments are reflected on our balance sheet as of December 31, 2012.

Purchase Obligations

Purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet as of December 31, 2012, as well as $0.9 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2011, purchase obligations include $1.4 million of commitments reflected as liabilities on our balance sheet, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future.

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

We also have interest rate risk with respect to changes in variable interest rates on our revolving line of credit, and our cash and cash equivalents and restricted cash. Interest on the line of credit is currently based on either Silicon Valley Bank’s prime rate, or LIBOR, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows. This interest rate risk will not have a material impact on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Mattersight Corporation

We have audited the internal control over financial reporting of Mattersight Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, IL

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mattersight Corporation

We have audited the accompanying consolidated balance sheets of Mattersight Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II- Valuation and Qualifying Accounts. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mattersight Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, IL

March 14, 2013

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$14,419	$29,408
Restricted cash	—	1,500
Receivables, net	2,568	2,540
Prepaid expenses	4,359	5,302
Other current assets	305	288

Total current assets	21,651	39,038
Equipment and leasehold improvements, net	4,727	4,271
Goodwill	972	972
Intangibles, net	236	238
Other long-term assets	3,776	4,746

Total assets	$31,362	$49,265

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$3,703	$3,567
Accounts payable	781	812
Accrued compensation and related costs	1,335	1,382
Unearned revenue	5,853	9,783
Other current liabilities	2,889	3,673

Total current liabilities	14,561	19,217
Long-term unearned revenue	2,374	3,036
Other long-term liabilities	1,231	1,401

Total liabilities	18,166	23,654

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,649,201 and 1,670,696 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively, with a liquidation preference of $8,705 and $8,819 at December 31, 2012 and December 31, 2011, respectively	8,411	8,521
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 18,407,848 and 18,037,552 shares issued at December 31, 2012 and December 31, 2011, respectively; and 17,114,880 and 16,935,204 outstanding at December 31, 2012 and December 31, 2011, respectively	184	180
Additional paid-in capital	216,667	212,618
Accumulated deficit	(201,000)	(185,779)
Treasury stock, at cost, 1,292,968 and 1,102,348 shares at December 31, 2012 and December 31, 2011, respectively	(7,027)	(5,891)
Accumulated other comprehensive loss	(4,039)	(4,038)

Total stockholders’ equity	4,785	17,090

Total liabilities and stockholders’ equity	$31,362	$49,265

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended
	2012	2011	2010
Revenue:
Behavioral Analytics revenue	$32,138	$27,257	$25,246
Other revenue	1,314	1,519	5,014

Total services revenue	33,452	28,776	30,260
Reimbursed expenses	411	319	625

Total revenue	33,863	29,095	30,885
Operating expenses:
Cost of Behavioral Analytics revenue	12,208	12,188	11,999
Cost of Other revenue	702	1,000	3,511

Cost of services	12,910	13,188	15,510
Reimbursed expenses	411	319	625

Total cost of revenue, exclusive of depreciation and amortization shown below:	13,321	13,507	16,135
Sales, marketing and development	23,142	19,954	18,640
General and administrative	8,255	9,144	10,082
Severance and related costs	693	(336)	494
Depreciation	3,419	3,218	3,291
Amortization of intangibles	81	177	132

Total operating expenses	48,911	45,664	48,774

Operating loss	(15,048)	(16,569)	(17,889)
Interest and other (expense) income, net	(384)	125	(121)

Loss from continuing operations before income taxes	(15,432)	(16,444)	(18,010)
Income tax (provision) benefit	(38)	5,884	1,706

Loss from continuing operations	(15,470)	(10,560)	(16,304)
Income from discontinued operations, net of tax	249	28,920	2,986

Net (loss) income	(15,221)	18,360	(13,318)
Series B Stock fair value over stated value	(69)	(6,555)	—
Dividends related to Series B Stock	(591)	(1,252)	(1,273)

Net (loss) income available to Common Stock holders	$(15,881)	$10,553	$(14,591)

Per share of Common Stock:
Basic loss from continuing operations (See Note Twenty-One)	$(1.01)	$(1.29)	$(1.28)

Basic income from discontinued operations	$0.02	$2.03	$0.22

Basic net (loss) income available to Common Stock holders	$(0.99)	$0.74	$(1.06)

Per share of Common Stock:
Diluted loss from continuing operations (See Note Twenty-One)	$(1.01)	$(1.29)	$(1.28)

Diluted income from discontinued operations	$0.02	$2.03	$0.22

Diluted net (loss) income available to Common Stock holders	$(0.99)	$0.74	$(1.06)

Shares used to calculate basic net (loss) income per share	16,002	14,225	13,701

Shares used to calculate diluted net (loss) income per share	16,002	14,225	13,701

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$16	$20	$68
Sales, marketing and development	2,308	3,387	2,484
General and administrative	1,405	2,013	1,840
Severance and related costs	268	—	—
Discontinued operations	—	1,175	809

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Fiscal Years Ended
	2012	2011	2010
Net (loss) income	$(15,221)	$18,360	$(13,318)
Other comprehensive loss:
Effect of currency translation	(1)	(350)	(59)

Comprehensive net (loss) income	$(15,222)	$18,010	$(13,377)

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(15,221)	$18,360	$(13,318)
Less: net income from discontinued operations	249	28,920	2,986

Net loss from continuing operations	(15,470)	(10,560)	(16,304)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,500	3,395	3,423
Stock-based compensation	3,729	5,420	4,392
Severance and related costs	268	—	—
Other	2	14	16
Changes in assets and liabilities:
Receivables	(27)	(554)	1,422
Prepaid expenses	1,879	(2,254)	953
Other assets	(50)	128	(19)
Accounts payable	(31)	445	(575)
Accrued compensation and related costs	(47)	(264)	(1,311)
Unearned revenue	(4,592)	275	(1,641)
Other liabilities	(177)	(6,554)	(1,798)

Total Adjustments	4,454	51	4,862

Net cash used in continuing operations	(11,016)	(10,509)	(11,442)
Net cash provided by (used in) discontinued operations	24	(5,787)	8,431

Net cash used in operating activities	(10,992)	(16,296)	(3,011)

Cash Flows from Investing Activities:
Capital expenditures and other	(2,160)	(833)	(1,219)
Proceeds from sale/leaseback of assets	—	—	423

Net cash used in continuing investing activities	(2,160)	(833)	(796)
Net cash provided by (used in) discontinued investing activities	—	37,427	(1,593)

Net cash (used in) provided by investing activities	(2,160)	36,594	(2,389)

Cash Flows from Financing Activities:
Proceeds from line of credit	3,691	—	—
Decrease in restricted cash	1,500	960	1,285
Proceeds from stock compensation and employee stock purchase plans, net	802	126	202
Purchase of shares of Series B Stock	(3,743)	(12,547)	—
Principal payments under capital lease obligations	(2,311)	(1,862)	(1,578)
Acquisition of treasury stock	(1,136)	(1,008)	(991)
Payment of Series B Stock dividends	(595)	(2,221)	(1,297)
(Fees) proceeds from issuance of Common Stock	(49)	6,000	—

Net cash used in continuing financing activities	(1,841)	(10,552)	(2,379)
Net cash used in discontinued financing activities	—	(678)	(292)

Net cash used in financing activities	(1,841)	(11,230)	(2,671)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	4	(299)	(65)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	(233)	26

Effect of exchange rate changes on cash and cash equivalents	4	(532)	(39)

(Decrease) increase in cash and cash equivalents	(14,989)	8,536	(8,110)
Cash and cash equivalents, beginning of period	29,408	20,872	28,982

Cash and cash equivalents of continuing operations, end of period	$14,419	$29,408	$20,872

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,793	$2,517	$1,385
Capital equipment purchased on credit	1,793	2,517	1,385
Supplemental Disclosures of Cash Flow Information:
Interest paid	$371	$187	$157

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	(Accumulated Deficit)	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity (Deficit)
	Shares	Amount
Balance, December 26, 2009	14,871,521	$149	$203,627	$(190,821)	$(3,295)	$(3,629)	$6,031

Issuance of Common Stock for option awards exercised	895	—	2	—	—	—	2
Issuance of Common Stock related to employee stock programs	731,010	6	325	—	—	—	331
Amortization/forfeitures of unearned compensation	(27,695)	—	4,963	—	—	—	4,963
Purchase of treasury shares	—	—	—	—	(1,173)	—	(1,173)
Series B Stock conversions	67,091	1	341	—	—	—	342
Series B Stock dividend	—	—	(1,273)	—	—	—	(1,273)
Other comprehensive loss	—	—	—	—	—	(59)	(59)
Net loss	—	—	—	(13,318)	—	—	(13,318)

Balance, January 1, 2011	15,642,822	$156	$207,985	$(204,139)	$(4,468)	$(3,688)	$(4,154)

Proceeds from issuance of Common Stock	1,252,609	12	5,988	—	—	—	6,000
Issuance of Common Stock related to employee stock programs	1,258,289	12	155	—	—	—	167
Amortization/forfeitures of unearned compensation	(101,125)	—	6,493	—	—	—	6,493
Retire treasury shares	(20,620)	—	(224)	—	224	—	—
Purchase of treasury shares	—	—	—	—	(1,647)	—	(1,647)
Series B Stock retired	—	—	(6,555)	—	—	—	(6,555)
Series B Stock conversions	5,577	—	28	—	—	—	28
Series B Stock dividend	—	—	(1,252)	—	—	—	(1,252)
Other comprehensive loss	—	—	—	—	—	(350)	(350)
Net income	—	—	—	18,360	—	—	18,360

Balance, December 31, 2011	18,037,552	$180	$212,618	$(185,779)	$(5,891)	$(4,038)	$17,090

Issuance of Common Stock for option awards exercised	173,600	1	663	—	—	—	664
Fees for issuance of Common Stock	—	—	(49)	—	—	—	(49)
Issuance of Common Stock related to employee stock programs	481,407	5	445	—	—	—	450
Amortization/forfeitures of unearned compensation	(286,448)	(2)	3,655	—	—	—	3,653
Purchase of treasury shares	—	—	—	—	(1,136)	—	(1,136)
Series B Stock purchased	—	—	(82)	—	—	—	(82)
Series B Stock conversions	1,737	—	8	—	—	—	8
Series B Stock dividend	—	—	(591)	—	—	—	(591)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15,221)	—	—	(15,221)

Balance, December 31, 2012	18,407,848	$184	$216,667	$(201,000)	$(7,027)	$(4,039)	$4,785

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End

The fiscal year-end dates presented for fiscal years 2012, 2011, and 2010 are December 31, 2012, December 31, 2011, and January 1, 2011, respectively. Fiscal year 2010 consisted of fifty-three weeks instead of fifty-two weeks, which did not have a material impact on the Company’s financial position or results of operations.

By unanimous written consent effective December 26, 2012, the Company’s Board of Directors determined to change the Company’s fiscal year end from the last Saturday in December to December 31, beginning with fiscal 2012. Beginning with the fourth quarter of 2012, the Company’s fiscal quarters will end on calendar quarter ends.

Consolidation

The consolidated financial statements include the accounts of Mattersight and all of its subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those amounts.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications and Revisions

The Company changed the revenue classification of one contract from Other revenue to Behavioral Analytics revenue in the fourth quarter of 2011 to better reflect the type of services provided under this contract. Revenue for this contract has been reclassified in all historical periods.

As a result, the Company reclassified $0.5 million for fiscal year 2010 from Other revenue to Behavioral Analytics revenue. Cost of services for this contract has also been reclassified in all historical periods. As a result, the Company reclassified $0.3 million for fiscal year 2010 from Cost of Other revenue to Cost of Behavioral Analytics revenue.

Certain leadership, recruiting, and facility management expenses that have been previously reported as Sales, marketing and development have been reclassified to General and administrative. As a result, the Company reclassified $1.7 million for fiscal year 2010 from Sales, marketing and development to General and administrative.

The changes in the preceding paragraphs did not have an impact on net (loss) income and are not material to the financial statements.

Discontinued Operations

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

Revenue Recognition

Continuing Operations

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue derived from the performance of Behavioral Analytics.

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

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of users to whom the Behavioral Analytics Service is provided, the type and number of Behavioral Analytics offerings deployed to the client, and, in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company elected to adopt this accounting guidance at the beginning of the first quarter of fiscal year 2011, on a prospective basis. The adoption of this guidance does not impact the Company’s revenue recognition with respect to Behavioral Analytics because the implementation services sold with its Managed services are not separated into multiple accounting units because there is no standalone fair value for these services. The Company recognizes these services revenues over the anticipated subscription period. This accounting guidance does not change the units of accounting for the Company’s revenue transactions or the methods used to allocate consideration to the units of accounting. The revenue recognition for each of these offerings is discussed below.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(Loss) Income Per Common Share

The per common share basic net (loss) income available to common stockholders has been computed by dividing the net (loss) income available to common stockholders for each period presented by the weighted average shares outstanding. The per common share diluted (loss) income available to common stockholders has been computed by dividing the net (loss) income available to common stockholders by the weighted average shares outstanding plus the dilutive effect of common stock equivalents, which is primarily related to Series B Stock, using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of common stock equivalents is not included in the diluted loss per share calculation as it was antidilutive.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 31, 2012 and December 31, 2011. Fair value is an exit price and establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and receivables. Cash and cash equivalents and restricted cash consist of money market funds and deposits with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000 for interest-bearing accounts and up to the value of the account for non-interest bearing accounts. The Company’s receivables are derived from billings to clients located primarily in the U.S. and are denominated in U.S. dollars. For fiscal year 2012, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Company, which accounted for 19%, 16%, and 13% of total revenue, respectively. For fiscal year 2011, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc., Allstate Insurance Company, and Health Care Service Corporation, which accounted for 22%, 15%, and 14% of total revenue, respectively. For fiscal year 2010, there were four clients accounting for more than 10% of the total revenue: Vangent, Inc., United HealthCare Services, Inc., Health Care Service Corporation, and Allstate Insurance Company, which accounted for 20%, 15%, 14%, and 13% of total revenue, respectively. As of December 31, 2012, four clients, Progressive Casualty Insurance Company, United HealthCare Services, Inc., CVS Caremark Corporation, and Allstate Insurance Company accounted for 24%, 13%, 13%, and 10% of total gross accounts receivable, respectively. As of December 31, 2011, three clients, United HealthCare Services, Inc., Allstate Insurance Company, and CVS Caremark Corporation accounted for 25%, 22%, and 14% of total gross accounts receivable, respectively.

Equipment and Leasehold Improvements

Computers, software, furniture, and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. The useful life for computers and software is three years. For enterprise software applications where a longer useful life is deemed appropriate, five years is used. For furniture and equipment, a useful life of five years is used. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is periodically reviewed to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. There was no impairment as of December 31, 2012 and December 31, 2011.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case for one or more reporting units, we perform a detailed quantitative assessment using a two-step test approach. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. A detailed determination of the fair value of a reporting unit may be carried forward from one year to the next if specific criteria have been met. The Company currently operates in a single business segment or reporting unit.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2012, after completing our annual qualitative review, we concluded that it was not more-likely-than-not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual review of goodwill as of December 31, 2012 and December 31, 2011. The carrying value of goodwill was $1.0 million as of December 31, 2012 and December 31, 2011.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. There was an impairment charge of less than $0.1 million for fiscal year 2012 and $0.1 million during fiscal year 2011.

	December 31, 2012	December 31, 2011
Gross intangible assets	$2.9	$2.8
Accumulated amortization of intangible assets	(2.7)	(2.6)

Total	$0.2	$0.2

Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months.

Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards. The Company does not provide for taxes on the undistributed earnings of its foreign subsidiaries which are expected to be indefinitely reinvested.

The Company has recorded income tax valuation allowances on net deferred tax assets to account for the unpredictability surrounding the timing of realization of U.S. and non-U.S. net deferred tax assets due to uncertain economic conditions. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on a return to predictable levels of profitability.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Debt

On June 29, 2012, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into the Credit Facility with Silicon Valley Bank. The Credit Facility provides for a $10.0 million revolving line of credit maturing in 2014 and is secured by a security interest in the Company’s accounts receivable, equipment, inventory, cash, deposit accounts, securities, and all other investment property, supporting obligations, financial assets, and other personal property, with the exception of the Company’s intellectual property rights. On June 29, 2012, the Company used approximately $3.7 million of the line of credit under the Credit Facility to repay in full the principal balance of $3.6 million and accrued and unpaid interest outstanding of $0.1 million under the promissory notes issued by the Company to various affiliates of TCV to settle previously disclosed arbitration. The $3.7 million principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. In addition, the Company will pay a commitment fee on the Credit Facility and a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. Short-term debt was $3.7 million as of December 31, 2012 and interest for fiscal year 2012 was $0.1 million. The Company was in compliance with all of its debt covenants under the Credit Facility as of December 31, 2012.

Unearned Revenue

Payments received for Managed services contracts in excess of the amount of revenue recognized for these contracts are recorded as unearned revenue until revenue recognition criteria are met.

Stockholders’ Equity

Stockholders’ equity includes Common Stock issued, additional paid-in capital, accumulated deficit, treasury stock, and accumulated other comprehensive loss. The 1.6 million shares of Series B Stock are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B Stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument. The holders of Series B Stock have the ability to initiate a redemption upon the occurrence of certain events that are considered outside the Company’s control.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income (loss). Income and expense items are translated at average exchange rates prevailing during the period. Foreign currency net losses were less than $1 thousand for fiscal year 2012, $0.4 million for fiscal year 2011, and $0.1 million for fiscal year 2010. These foreign currency transactions from subsidiaries are included in interest and other income within the consolidated statements of operations.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Three — Discontinued Operations

The following table summarizes the components included within income from discontinued operations, net of tax within the Company’s Consolidated Statements of Operations for the periods indicated.

	For the Fiscal Years Ended
	2012	2011	2010
Net sales	$—	$22.9	$57.3
Total expenses	(0.1)	(23.7)	(52.5)
Gain from sale of assets	—	36.5	—
Benefit (provision) for income taxes	0.3	(6.8)	(1.8)
Income from discontinued operations	0.2	28.9	3.0

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. Since continuing operations and discontinued operations both reported a pre-tax loss for the year ended December 31, 2012, an intraperiod tax allocation was not required for the year. Included in continuing operations income tax provision is tax expense of $38 thousand for the year ended December 31, 2012 and a tax benefit of $5.9 million and $1.7 million for the years ended December 31, 2011 and January 1, 2011, respectively. Included in discontinued operations income tax provision is a tax benefit of $0.3 million due to a favorable ruling from the Internal Revenue Service for the year ended December 31, 2012, and tax expense of $6.8 million for the year ended December 31, 2011, and $1.8 million for the year ended January 1, 2011. Depending upon the level of the Company’s future earnings and losses and their impact on income from discontinued operations, it is possible that these tax adjustments may change or even reverse in future periods.

Note Four — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For fiscal year 2012, the Company recorded $0.7 million of expense for continuing operations related to severance and related costs for the elimination of one position. For fiscal year 2011, the Company recorded $0.3 million of income for continuing operations related to the favorable renegotiation of an office lease, partially offset by the severance and related costs for the elimination of one position and an office consolidation. For fiscal year 2010, the Company recorded $0.5 million of expense for continuing operations related to severance and related costs for the elimination of 26 positions and an adjustment to sublease recoveries.

For fiscal year 2012, the Company made cash payments of $0.7 million related to cost-reduction actions and facility operating expense for continuing operations. For the fiscal year ended January 1, 2011, the Company made cash payments of $0.6 million related to cost-reduction actions for continuing operations. The cash payments in fiscal years 2012, 2011, and 2010 were primarily related to severance and related costs, office space reductions, and office closures.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The severance and related costs and their utilization for the fiscal years ended 2010, 2011, and 2012 are as follows:

	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$0.4	$0.4

Charges	0.5	—	0.5
Adjustments	—	—	—

Charged to severance and related costs	0.5	—	0.5
Payments	(0.5)	(0.1)	(0.6)
Other	—	—	—

Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	(0.2)	(0.2)
Adjustments	—	(0.2)	(0.2)

Charged to severance and related costs	—	(0.4)	(0.4)
Payments	—	(0.2)	(0.2)
Other	—	0.3	0.3

Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)
Other	—	—	—

Balance, December 31, 2012	$—	$—	$—

As of December 31, 2012, all severance and related costs for continuing operations have been paid.

Discontinued Operations

During fiscal years 2012, 2011, and 2010, the Company recognized pre-tax charges (including adjustments) of $0.0 million, $0.2 million, and $0.7 million, respectively. For the fiscal year ended 2012, the Company recorded $0.0 million of expense related to severance and related costs of discontinued operations. For the fiscal year ended 2011, the Company recorded $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions. For the fiscal year ended 2010, the Company recorded $0.7 million of expense related to severance and related costs of discontinued operations for the elimination of 37 positions.

During fiscal years 2011 and 2010, the Company made cash payments of $0.2 million and $0.7 million, respectively, related to cost-reduction actions for discontinued operations. The cash payments made during fiscal years 2011 and 2010 were related to severance and related costs.

The severance and related costs and their utilization for the fiscal years ended 2010, 2011 and 2012 are as follows:

	Employee Severance	Facilities	Total
Balance, December 26, 2009	$—	$—	$—

Charges	0.7	—	0.7
Adjustments	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)

Balance, January 1, 2011	$—	$—	$—

Charges	0.2	—	0.2
Adjustments	—	—	—

Charged to severance and related costs	0.2	—	0.2
Payments	(0.2)	—	(0.2)

Balance, December 31, 2011	$—	$—	$—

Charges	—	—	—
Adjustments	—	—	—

Charged to severance and related costs	—	—	—
Payments	—	—	—

Balance, December 31, 2012	$—	$—	$—

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, all severance and related costs for discontinued operations have been paid.

Note Five — Receivables, Net

Receivables consist of the following:

	As of
	December 31, 2012	December 31, 2011
Amounts billed to clients	$2.5	$1.4
Unbilled revenue	0.1	1.1

	2.6	2.5
Allowances for doubtful accounts*	—	—

Receivables, net	$2.6	$2.5

*	Less than $0.1 million.

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials, and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 31, 2012 and December 31, 2011 consists of amounts due from clients and is anticipated to be collected within normal terms. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

	As of
	December 31, 2012	December 31, 2011
Deferred costs	$1.8	$2.5
Prepaid commissions	1.7	2.0
Other	0.9	0.8

Total	$4.4	$5.3

Note Seven — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 31, 2012	December 31, 2011
Computers and software	$30.3	$29.2
Furniture and equipment	0.6	0.5
Leasehold improvements	1.0	0.5

Equipment and leasehold improvements, gross	31.9	30.2
Accumulated depreciation and amortization	(27.2)	(25.9)

Equipment and leasehold improvements, net	$4.7	$4.3

Depreciation expense was $3.4 million, $3.2 million, and $3.3 million, for fiscal years 2012, 2011, and 2010, respectively. Assets acquired under capital leases were $1.8 million, $2.5 million, and $1.4 million, in fiscal years 2012, 2011, and 2010, respectively. Depreciation expense on capital lease assets was $2.2 million, $1.8 million, and $1.5 million, in fiscal years 2012, 2011, and 2010, respectively.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eight — Income Taxes

Loss before income taxes consisted of the following:

	For the Fiscal Years Ended
	2012	2011	2010
United States	$(15.0)	$(15.8)	$(16.6)
Foreign	(0.4)	(0.6)	(1.4)

Total	$(15.4)	$(16.4)	$(18.0)

The income tax benefit consists of the following:

	For the Fiscal Years Ended
	2012	2011	2010
Current:
Federal	$—	$5.5	$1.6
State	—	0.4	0.1
Foreign	—	—	—

Total current	—	5.9	1.7

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Income tax benefit	$—	$5.9	$1.7

The 2012 earnings and gain from discontinued operations included $0.3 million of tax benefit due to a favorable ruling from the Internal Revenue Service. The 2011 earnings and gain from discontinued operations included $6.8 million of tax expense.

Total income tax benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended
	2012	2011	2010
Federal tax benefit, at statutory rate	$5.4	$5.7	$6.3
State tax benefit, net of federal benefit	0.4	0.4	0.1
Nondeductible expenses	0.3	(0.2)	—
Other	0.3	—	—
Valuation allowance	(6.4)	—	(4.7)

Income tax benefit	$—	$5.9	$1.7

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

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

	For the Fiscal Years Ended
	2012	2011	2010
Balance at beginning of year	$12.9	$12.8	$12.8
Additions based on tax positions related to the current year	—	0.3	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(0.2)	—
Reductions for tax positions as a result of lapse of statute	—	—	—
Settlements	—	—	—

Balance at end of year	$12.9	$12.9	$12.8

MATTERSIGHT CORPORATION

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

Due to the Company’s worldwide net operating loss carryforward position, accrued interest and penalties associated with uncertain tax positions as of December 31, 2012 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

The statutes of limitation for the Company’s income tax returns after 2001 effectively remain open for examination by the IRS because the net operating loss carryforward from those years can be examined by the IRS for a period of three years after filing the tax return for the year the loss is used. In 2011, an audit of fiscal years 2008 and 2009 was completed by the IRS. This audit resulted in a reduction of the Company’s net operating loss carryforward from these years and no tax liability. This reduction is reflected in this tax footnote.

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

Deferred tax assets and liabilities were comprised of the following:

	As of
	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$60.4	$52.1
Other accruals	4.7	4.6
Depreciation and amortization, including goodwill	0.1	1.0
Tax credit carryforward	0.5	0.8
Valuation allowance	(63.8)	(55.8)

Total deferred tax assets	1.9	2.7

Deferred tax liabilities:
Prepaid expenses	(2.0)	(2.8)

Total deferred tax liabilities	(2.0)	(2.8)

Net deferred tax asset (liability)	$(0.1)	$(0.1)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregated to an immaterial amount at each of December 31, 2012 and December 31, 2011.

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. Since continuing operations and discontinued operations both reported a pre-tax loss for the year ended December 31, 2012, an intraperiod tax allocation was not required for the year. Included in continuing operations income tax provision is tax expense of $38 thousand for the year ended December 31, 2012 and a tax benefit of $5.9 million for the year ended December 31, 2011. Included in discontinued operations income tax provision is tax benefit of $0.3 million for the year ended December 31, 2012 and $6.8 million for the year ended December 31, 2011.

During fiscal year 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This was in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 31, 2012, net deferred tax assets of $63.8 million were fully offset by a valuation allowance. The Company’s U.S. Federal net operating losses (“NOLs”) of $194.5 million and U.S. State NOLs of $130.2 million will expire beginning in 2022 and 2014, respectively. The Company’s non-U.S. NOLs of $0.9 million are subject to various expiration dates beginning in 2014. The Company also carries $0.5 million in Research and Development credit carryforwards that will expire beginning in 2021.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s ability to utilize its NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of the Company’s Common Stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. The Company has undergone a Section 382 analysis and does not believe there is a limitation on the use of NOLs under Section 382. If a change in ownership is deemed to have occurred during the past three years, then it may be possible that the Company’s NOL carryforward could be subject to limitation under Section 382 for tax return purposes. However, since its NOL carryforward is fully reserved with a valuation allowance, there would be no impact for financial statement purposes from a Section 382 limitation.

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	December 31, 2012	December 31, 2011
Deferred costs	$1.8	$2.4
Prepaid commissions	1.7	2.2
Other	0.3	0.1

Total	$3.8	$4.7

Note Ten — Short-Term Debt

On June 29, 2012, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into the Credit Facility with Silicon Valley Bank. The Credit Facility provides for a $10.0 million revolving line of credit maturing in 2014 and is secured by a security interest in the Company’s accounts receivable, equipment, inventory, cash, deposit accounts, securities, and all other investment property, supporting obligations, financial assets, and other personal property, with the exception of the Company’s intellectual property rights. On June 29, 2012, the Company used approximately $3.7 million of the line of credit under the Credit Facility to repay in full the principal balance of $3.6 million and accrued and unpaid interest outstanding of $0.1 million under the promissory notes issued by the Company to various affiliates of TCV to settle previously disclosed arbitration. The $3.7 million principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. In addition, the Company will pay a commitment fee on the Credit Facility and a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. Short-term debt was $3.7 million as of December 31, 2012 and interest for fiscal year 2012 was $0.1 million. The Company was in compliance with all its debt covenants under the Credit Facility as of December 31, 2012.

Note Eleven — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Mattersight Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 30% of their eligible compensation and up to 100% of their bonus compensation, subject to IRS statutory limits. For fiscal year 2012, the employer match contribution was $0.2 million. For fiscal years 2011 and 2010, Mattersight suspended the employer matching contributions for both U.S. and non-U.S. plans. The Company funds non-U.S. contributory plans as required by statutory regulations. Amounts funded by the Company were immaterial for non-U.S. plans for the periods presented.

Note Twelve — Capital Stock and Series B Stock

Under the terms of its Certificate of Incorporation, as amended, the Company’s authorized capital stock consists of (i) 50,000,000 shares of Common Stock, par value $0.01 per share, and (ii) 40,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). Under the terms of the Certificate of Designations of 7% Series B Convertible Preferred Stock, the Company designated 5,000,000 shares of the Preferred Stock as its Series B Stock. 1,649,201 and 1,670,696 shares of Series B Stock were issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2012, the Company announced its intention to commence a tender offer to purchase up to 111,605 shares of Series B Stock at a cash purchase price of $8.60 per share, plus accrued and unpaid dividends.

In accordance with the terms and conditions of the tender offer, Mattersight purchased 19,758 shares of its Series B Stock, at a price of $8.71 per share (representing $8.60 per share plus accrued and unpaid dividends), for an aggregate cost of approximately $172,092, excluding fees and expenses related to the tender offer. These shares represented approximately 1.2% of the Series B Stock outstanding as of April 13, 2012.

On December 20, 2011, under the terms of the Settlement Agreement with TCV, Mattersight repurchased 1,872,805 shares of Series B Stock from TCV to settle the previously disclosed arbitration.

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

In December 2001, at the time of issuance of the Series B Stock, a beneficial conversion adjustment was calculated (since the fair market value of a share of Common Stock at the time exceeded the purchase price of a share of Series B Stock) aggregating $4.0 million. The Series B Stock was recorded at the date of issuance net of issuance costs and the beneficial conversion adjustment. The discount attributable to the issuance costs was fully accreted on the date of issuance by charging additional paid-in capital and increasing the recorded amount of Series B Stock. The Series B Stock was accreted to its full redemption value of $23.3 million on a straight-line basis from the date of issuance to June 19, 2002 by charging additional paid-in capital $0.7 million per month and increasing the recorded amount of Series B Stock by a like amount.

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

Note Thirteen — Stock-Based Compensation

The Company has two stock-based compensation plans: the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”). Historically, the Company issued stock awards under both the 1999 Plan and the Mattersight Corporation 2000 Stock Incentive Plan (the “2000 Plan”). However, the 2000 Plan expired in accordance with its terms on September 23, 2011, ten years after the effective date of the last amendment and restatement thereof, and no further awards have been issued thereunder. At that time, 20,620 treasury shares, representing all authorized and unissued treasury shares under the 2000 Plan, were cancelled.

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

Stock-based compensation expense was $3.7 million, $5.4 million, and $4.4 million, for fiscal years ended 2012, 2011, and 2010, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company does not recognize the windfall tax benefit related to the excess tax deduction because the Company currently does not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 for each of fiscal years ended December 31, 2012 and December 31, 2011.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, there were a total of 1,086,444 shares of Common Stock available for future grants under the 1999 Plan and from treasury stock. The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock awards are shares of Common Stock granted to an individual. During the restriction period, the holder of granted restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future shares of Common Stock in specified amounts on specified vesting dates, subject to the individual remaining a Mattersight employee on the specified vesting dates. The holder has no benefits of ownership in installment stock until such time as the installment stock actually vests. The Company recognized compensation expense related to restricted stock awards of $2.5 million, $4.8 million, and $3.1 million, for the fiscal years ended 2012, 2011, and 2010, respectively.

Restricted and installment stock award activity was as follows for the years ended January 1, 2011, December 31, 2011 and December 31, 2012:

	Shares	Weighted Average Price
Nonvested balance at December 26, 2009	985,208	$7.14

Granted	570,100	$6.03
Vested	(624,073)	$7.43
Forfeited	(28,195)	$10.89

Nonvested balance at January 1, 2011	903,040	$6.12

Granted	1,246,955	$6.58
Vested	(737,880)	$7.04
Forfeited	(126,002)	$6.51

Nonvested balance at December 31, 2011	1,286,113	$6.33

Granted	445,496	$7.54
Vested	(601,298)	$6.54
Forfeited	(308,948)	$6.37

Nonvested balance at December 31, 2012	821,363	$6.81

	For the Fiscal Years Ended
	2012	2011	2010
Total fair value of restricted and installment stock awards vested	$3.6	$4.8	$3.6

Following the completion of the sale of the ICS Business Unit on May 28, 2011, 21,278 unvested restricted stock awards and 8,750 stock options held by the employees of the ICS Business Unit were cancelled pursuant to the terms of the respective Restricted Stock Award and Stock Option Agreements.

As of December 31, 2012, there remains $4.6 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years. The Company estimated the forfeiture rate at 3% for fiscal years 2012, 2011, and 2010.

Stock Options

Stock option awards may be in the form of incentive or non-qualified options. Stock options are granted with an exercise price per share equal to the fair market value of a share of the Common Stock on the date of grant, and have a maximum term of 10 years. The stock option terms are set by the Compensation Committee and generally become exercisable over a period of four years. The vesting can begin in equal monthly or quarterly increments over the vesting period. The Company recognized compensation expense related to option awards of $1.1 million, $0.5 million, and $1.1 million for the fiscal years ended 2012, 2011, and 2010, respectively.

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 50,000 shares of Common Stock that vests ratably over a period of 48 months. The 1999 Plan also provides that each non-employee director shall receive a non-qualified stock option to purchase 5,000 shares of Common Stock, which is granted annually, the day after the Company’s annual stockholders’ meeting (the “Annual Grant”). Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of Common Stock on the grant date, and are exercisable for up to 10 years. By action of the Board of Directors, the 1999 Plan was amended such that, commencing with the 2013 annual stockholders’ meeting, the size of the Annual Grant to each non-employee director will be increased from 5,000 to 10,000 shares.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2012, options to purchase a total of 818,543 shares of Common Stock were granted. On March 31, 2012, a total of 600,000 options were granted to the Company’s executive officers. The options vested 6.25% on February 29, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum term of 10 years. The exercise price per share was $5.79, the closing price of a share of Common Stock on the grant date. On May 17, 2012, certain employees received options to purchase from the Company a total of 73,336 shares of Common Stock. These options vested 6.25% on August 31, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum term of 10 years. The exercise price per share was $7.99, the closing price of a share of Common Stock on the grant date. On May 18, 2012, the Company’s non-employee directors received options to purchase from the Company a total of 32,042 shares of Common Stock. These options will vest 25% on May 31, 2013, and the balance will vest ratably over the following 12 quarters, with a maximum term of 10 years. The exercise price per share was $7.70, the closing price of a share of Common Stock on the grant date.

On August 8, 2012, two executive officers received options to purchase a total of 113,165 shares of Common Stock. The exercise price per share was $7.71, the closing price of a share of Common Stock on the grant date. The options issued to the first executive vested 6.25% on August 31, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. The options issued to the second executive will vest 25% on August 31, 2013, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years.

During fiscal year 2011, options to purchase from the Company a total of 130,000 shares of Common Stock were granted. On May 20, 2011, each of the six then-current non-employee directors received an Annual Grant to purchase from the Company 5,000 shares of Common Stock. The options vested 25% on May 31, 2012, and the balance will vest ratably over the following 12 quarters, with a maximum term of 10 years. The exercise price per share was $6.27, the closing price of a share of Common Stock on the grant date. Then, pursuant to the terms of the Second Amended and Restated Executive Employment Agreement between Kelly D. Conway and the Company dated April 19, 2011, Mr. Conway was granted an option to purchase from the Company 50,000 shares of Common Stock on June 6, 2011, in connection with the close of the sale of the ICS Business Unit. The options vested 25% on May 31, 2012, and the balance will vest ratably over the following 12 quarters, with a maximum term of 10 years. The exercise price per share was $6.15, the closing price of a share of Common Stock on the grant date. Lastly, on December 20, 2011, the Board of Directors increased the size of the Board by adding an additional non-employee director, Phillip R. Dur. In connection with his appointment, Mr. Dur received an option to purchase 50,000 shares of Common Stock, vesting ratably over 48 months, with a maximum term of 10 years. The exercise price per share was $4.89, the closing price of a share of Common Stock on the grant date.

During fiscal year 2010, a total of 30,000 options were granted to non-employee directors. Each of the six then-current non-employee directors received an Annual Grant to purchase 5,000 shares of Common Stock that vested 25% on May 31, 2011; the balance vests quarterly over the following three years, with a maximum term of 10 years. The exercise price per share was $6.34, the closing price of a share of Common Stock on the grant date.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity was as follows for the years ended January 1, 2011, December 31, 2011, and December 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 26, 2009	1,231,205	$13.57	6.4

Exercisable as of December 26, 2009	783,542	$16.47

Granted	30,000	$6.34		$3.92
Exercised	(895)	$2.73
Forfeited	(7,918)	$176.96

Outstanding as of January 1, 2011	1,252,392	$12.37	5.5

Exercisable as of January 1, 2011	976,562	$14.05

Outstanding intrinsic value at January 1, 2011	$1.1

Exercisable intrinsic value at January 1, 2011	$0.8

Granted	130,000	$5.69		$3.44
Exercised	—	$—
Forfeited	(154,457)	$18.07

Outstanding as of December 31, 2011	1,227,935	$10.95	5.4

Exercisable as of December 31, 2011	986,626	$12.30

Outstanding intrinsic value at December 31, 2011	$0.3

Exercisable intrinsic value at December 31, 2011	$0.2
Granted	818,543	$6.33		$3.77
Exercised	(173,600)	$3.84
Forfeited	(106,642)	$18.78

Outstanding as of December 31, 2012	1,766,236	$9.03	7.4

Exercisable as of December 31, 2012	1,004,232	$11.09

Outstanding intrinsic value at December 31, 2012	$0.2

Exercisable intrinsic value at December 31, 2012	$0.2

	For the Fiscal Years Ended
	2012	2011	2010
Total fair value of stock options vested	$1.0	$0.6	$1.2
Intrinsic value of stock options exercised	0.4	—	—
Proceeds received from option exercises	0.7	—	0.1

As of December 31, 2012, there remained $2.7 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.

The fair value for options granted during fiscal years 2012, 2011, and 2010 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2012	2011	2010
Risk-free interest rates	0.6%	0.9%	1.8%
Expected dividend yield	—	—	—
Expected volatility	67%	67%	68%
Expected lives	6.0 years	6.0 years	6.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Stock Compensation

Employee Stock Purchase Plan

The ESPP is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. The shares of Common Stock issued during the fiscal year were as follows:

	For the Fiscal Years Ended
	2012	2011	2010
Shares of Common Stock issued	27,939	29,554	39,048

Expense related to ESPP (in thousands)	$46	$39	$41

The fair value for ESPP purchases during fiscal years 2012, 2011, and 2010 was estimated using a Black Scholes model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2012	2011	2010
Risk-free interest rates	0.06%	0.06%	0.13%
Expected dividend yield	—	—	—
Expected volatility	49%	49%	51%
Expected lives	0.24 years	0.25 years	0.25 years

Note Fourteen — (Loss) Income Per Share

The following table sets forth the computation of the (loss) income and shares used in the calculation of basic and diluted (loss) income per share:

	For the Fiscal Years Ended
	2012	2011	2010
Loss from continuing operations	$(15.5)	$(10.6)	$(16.3)
Series B Stock fair value over stated value	—	(6.5)	—
Dividends related to Series B Stock (1)	(0.6)	(1.2)	(1.3)

Loss from continuing operations available to Common Stock holders	(16.1)	(18.3)	(17.6)
Income from discontinued operations	0.2	28.9	3.0

Net (loss) income available to Common Stock holders	$(15.9)	$10.6	$(14.6)

	For the Fiscal Years Ended
	2012	2011	2010
Per share of Common Stock
Basic/diluted loss from continuing operations, as restated(3)	$(1.01)	$(1.29)	$(1.28)

Basic/diluted income from discontinued operations	$0.02	$2.03	$0.22

Basic/diluted net (loss) income available to Common Stock holders	$(0.99)	$0.74	$(1.06)

Weighted average shares outstanding (basic and diluted) (in millions)	16.00	14.23	13.70

Currently anti-dilutive common stock equivalents(2) (in millions)	1.97	3.25	4.00

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

(3)

The effects of the correction of the error reported in Note Twenty-One “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K are reflected in all periods presented.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Fifteen — Segments

The Company operates in a single business segment, focused primarily on Behavioral Analytics. The Company operated in two business segments, the Behavioral Analytics Service Business Unit and the ICS Business Unit, until May 28, 2011, the date of the close of the sale of the ICS Business Unit, at which point the Company began operating in a single business segment.

Note Sixteen — Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and December 31, 2011:

	Fair Value Measurements at December 31, 2012 Using
	Total carrying value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.4	$13.4	$—	$—

	Fair Value Measurements at December 31, 2011 Using
	Total carrying value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$18.8	$18.8	$—	$—

Note Seventeen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their fair values as of December 31, 2012 and December 31, 2011 due to the short-term nature of these instruments. The Company considers all highly liquid investments readily convertible into known amounts of cash (with purchased maturities of three months or less) to be cash equivalents.

Note Eighteen — Leases

Capital Leases

The Company acquired $1.8 million and $2.5 million of computer equipment and leasehold improvements using capital leases during fiscal years 2012 and 2011, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $2.2 million, $1.8 million, and $1.5 million of depreciation on capital leases during 2012, 2011, and 2010 respectively. All capital leases are for a term of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2012:

Year	Amount
2013	$1.8
2014	0.6
2015	0.2
Thereafter	—

Total minimum lease payments	$2.6
Less: estimated executory costs	(0.2)

Net minimum lease payments	$2.4
Less: amount representing interest	(0.1)

Present value of minimum lease payments	$2.3

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital leases included in equipment and leasehold improvements (see Note Seven):

	As of
	December 31, 2012	December 31, 2011
Computers and software	$5.2	$5.7
Accumulated depreciation and amortization	(3.2)	(2.8)

Computers and software, net	$2.0	$2.9

Capital leases consisted of the following:

	As of
	December 31, 2012	December 31, 2011
Other current liabilities	$1.6	$1.7
Other long-term liabilities	0.7	1.1

Total	$2.3	$2.8

Operating Leases

The Company leases various office facilities under leases expiring at various dates through February 28, 2015. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Rental expense for all operating leases approximated $1.1 million, $1.1 million, and $1.2 million, for fiscal years ended 2012, 2011, and 2010, respectively. These amounts exclude rental payments related to office space reductions, which were $0.1 million and $0.1 million in fiscal years 2011 and 2010, respectively.

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount
2013	$0.9
2014	1.0
2015	0.6
2016	0.3
2017	—
Thereafter	—

Total minimum payments required	$2.8

Note Nineteen — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of December 31, 2012.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twenty — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2012
	1st		2nd		3rd		4th		Year
Total revenue	$9.0		$8.0		$8.1		$8.8		$33.9
Gross margin	$5.5		$4.8		$5.0		$5.2		$20.5
Operating loss	$(3.2	)(1)	$(3.4)		$(3.8)		$(4.6)		$(15.0	)(1)
Loss from continuing operations	$(3.3	)(1)	$(3.5)		$(3.9)		$(4.7)		$(15.4	)(1)
(Loss) income from discontinued operations	$(0.1)		$0.0		$0.3		$0.0		$0.2
Net loss	$(3.4	)(1)	$(3.6)		$(3.6)		$(4.6)		$(15.2	)(1)
Net loss available to Common Stock holders	$(3.5	)(1)	$(3.7)		$(3.8)		$(4.9)		$(15.9	)(1)
Basic loss from continuing operations per share	$(0.22)		$(0.23)		$(0.25)		$(0.30)		$(1.01)
Basic (loss) income from discontinued operations per share	$(0.01)		$0.00		$0.02		$0.00		$0.02
Basic net loss per share available to Common Stock holders	$(0.22)		$(0.23)		$(0.23)		$(0.30)		$(0.99)
Diluted loss from continuing operations per share	$(0.22)		$(0.23)		$(0.25)		$(0.30)		$(1.01)
Diluted (loss) income from discontinued operations per share	$(0.01)		$0.00		$0.02		$0.00		$0.02
Diluted net (loss) income per share available to Common Stock holders	$(0.22)		$(0.23)		$(0.23)		$(0.30)		$(0.99)
Shares used to calculate basic and diluted net (loss) income per share (in millions)	15.75		15.97		16.07		16.22		16.00

	For the Fiscal Year Ended 2011
	1st		2nd		3rd		4th		Year
Total revenue	$6.6		$6.7		$7.1		$8.7		$29.1
Gross margin	$3.4		$3.5		$3.8		$4.9		$15.6
Operating loss	$(4.9	)(2)	$(4.3	)(2)	$(4.3	)(2)	$(3.1	)(2)	$(16.6	)(2)
Loss from continuing operations	$(4.7	)(2)	$(0.8	)(2)	$(2.5	)(2)	$(2.6	)(2)	$(10.6	)(2)
Income (loss) from discontinued operations	$0.1		$28.1		$(0.5)		$1.2		$28.9
Net (loss) income	$(4.6	)(2)	$27.3	(2)	$(3.0	)(2)	$(1.3	)(2)	$18.4	(2)
Net (loss) income available to Common Stock holders	$(4.9	)(2)	$27.0	(2)	$(3.3	)(2)	$(8.2	)(2)	$10.6	(2)
Basic loss from continuing operations per share, as restated(3)	$(0.36)		$(0.08)		$(0.20)		$(0.64)		$(1.29)
Basic income (loss) from discontinued operations per share	$0.01		$1.99		$(0.03)		$0.08		$2.03
Basic net (loss) income per share available to Common Stock holders	$(0.36)		$1.91		$(0.23)		$(0.56)		$0.74
Diluted loss from continuing operations per share, as restated(3)	$(0.36)		$(0.08)		$(0.20)		$(0.64)		$(1.29)
Diluted income (loss) from discontinued operations per share	$0.01		$1.99		$(0.03)		$0.08		$2.03
Diluted net (loss) income per share available to Common Stock holders	$(0.36)		$1.91		$(0.23)		$(0.56)		$0.74
Shares used to calculate basic and diluted net (loss) income per share (in millions)	13.95		14.11		14.30		14.54		14.23

(1)

Includes $0.7 million of expense for the first quarter of fiscal year 2012 primarily related to severance and related costs associated with cost reduction plans. For fiscal year 2012 severance and related costs associated with cost reduction plans was $0.7 million.

(2)

Includes $4 thousand of expense, $0.4 million of income, $0.1 million of expense, and $40 thousand of expense, for the first, second, third, and fourth quarters of fiscal year 2011, respectively, and $0.3 million of income for fiscal year 2011 primarily related to the favorable renegotiation of an office lease and severance and related costs associated with cost reduction plans.

(3)

The effects of the correction of the error reported in Note Twenty-One “Restatement —  Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K are reflected in all periods presented.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twenty-One— Restatement —Basic and Diluted Loss Per Share from Continuing Operations

During the second quarter of 2012, the Company identified an error relating to its calculation of basic and diluted loss per share from continuing operations in its previously issued financial statements. As described in Note Twelve “Capital Stock and Series B Stock”, the Company has paid periodic dividends on the Series B Stock and in 2011 repurchased certain shares of Series B Stock. Although the Company accounted for the dividends and repurchase in its consolidated financial statements, it did not deduct the dividends or, in 2011, the amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock, when calculating basic and diluted loss per share from continuing operations. The error occurred in 2011 and 2010, affecting the annual periods and all quarterly periods within these years.

To correct this error, the Company restated its previously issued Consolidated Statements of Operations for fiscal years 2011 and 2010. In accordance with Accounting Standards Codification 260, “Earnings Per Share”, the restatement deducts from such amounts dividends paid on the Series B Stock and, for 2011, amounts paid in excess of liquidation value in connection with the repurchase of certain shares of Series B Stock.

The change in presentation had no effect on any other amounts or financial statement line items. All prior periods have been restated to reflect such corrections.

The following tables summarize the corrections to basic and diluted loss per share from continuing operations for fiscal years 2011 and 2010.

	For the Fiscal Year Ended 2011
	As Reported	Adjustment	As Restated
Per share of Common Stock:
Basic loss from continuing operations	$(0.74)	$(0.55)	$(1.29)

Diluted loss from continuing operations	$(0.74)	$(0.55)	$(1.29)

	For the Fiscal Year Ended 2010
	As Reported	Adjustment	As Restated
Per share of Common Stock:
Basic loss from continuing operations	$(1.19)	$(0.09)	$(1.28)

Diluted loss from continuing operations	$(1.19)	$(0.09)	$(1.28)

The following table (unaudited) summarizes the corrections to basic and diluted loss per share of Common Stock from continuing operations for the quarters in fiscal year ended 2011 and fiscal year ended 2010:

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

MATTERSIGHT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for doubtful accounts*:
Fiscal year ended December 31, 2012	$—	—	—	—	$—
Fiscal year ended December 31, 2011	$—	—	—	—	$—
Fiscal year ended January 1, 2011	$—	—	—	—	$—
Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2012	$55.8	8.0	—	—	$63.8
Fiscal year ended December 31, 2011	$62.7	(6.9)	—	—	$55.8
Fiscal year ended January 1, 2011	$58.4	4.3	—	—	$62.7

*	Less than $0.1 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-K, Mattersight’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

(c) Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” on page 25, which is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information about our corporate Directors and the committees of our Board of Directors, see the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed by Mattersight for its 2013 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 14, 2013), current position, and term of office of each of our executive officers.

Name	Age	Current Position	Executive Officer Since
Kelly D. Conway*	56	President and Chief Executive Officer	1999
Karen Bolton	48	Executive Vice President of Client Management	2011	**
Christopher J. Danson	45	Executive Vice President of Delivery	2011	**
Christine R. Carsen	42	Vice President, General Counsel and Corporate Secretary	2009
David R. Gustafson	35	Vice President of Marketing and Product Management	2012
Mark Iserloth	49	Vice President and Chief Financial Officer	2012
William B. Noon	48	Vice President of Finance	2009	***

*	Member of the Board of Directors

**

Mr. Danson was previously a named executive officer from December 2004 through February 2008 and Ms. Bolton was previously a named executive officer from September 2003 through February 2008. In February 2008, due to changes in their respective roles in connection with Company restructuring, it was determined that they no longer met the criteria therefor.

***

Mr. Noon was Vice President and Chief Financial Officer from February 2009 through July 22, 2012. Mr. Noon began serving as Vice President of Finance on July 23, 2012, when Mr. Iserloth joined the Company as Vice President and Chief Financial Officer.

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

The principal business experience of the executive officers for at least the last five years is as follows:

Kelly D. Conway has served as the President and Chief Executive Officer and a Director of the Company, which was spun out of Technology Solutions Company (“TSC”) in 2000, since its incorporation in May 1999. Mr. Conway joined TSC in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995, and became Group President in October 1998. Prior to joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers and also held various positions, including President and Chief Executive Officer, with Telcom Technologies, a manufacturer of automatic call distribution equipment.

Karen Bolton has been Vice President of Client Management since June 2011. Effective February 2012, Ms. Bolton’s title changed to Executive Vice President of Client Management. Ms. Bolton joined the Company in October 1998, prior to which she worked for IBM Global Services. Prior to joining IBM, she had been a member of a number of financial services institutions within Australia in various information technology roles.

Christopher J. Danson has been Vice President of Delivery since June 2011. Effective February 2012, Mr. Danson’s title changed to Executive Vice President of Delivery. Mr. Danson has spent more than 18 years with the Company, having spent the first seven years of his tenure with TSC. Prior to joining the Company, Mr. Danson worked as a Senior Systems Analyst at AT&T and at Whirlpool Corporation.

Christine R. Carsen has been Vice President, General Counsel and Corporate Secretary of the Company since May 2011. Ms. Carsen held the position of Vice President, Associate General Counsel, and Chief Privacy Officer from September 2007, when she joined the Company, and was appointed Corporate Secretary in February 2009. Prior to joining the Company, Ms. Carsen was a Partner at Winston & Strawn LLP from 2005 to 2007, having joined the firm as an associate in 2001. During her time at Winston & Strawn, Ms. Carsen focused on information-technology transactions, privacy matters, and general corporate and commercial transactions.

David R. Gustafson was promoted to the position of Vice President of Marketing and Product Management in February 2012. In this role, Mr. Gustafson has responsibility for marketing, product management, and sales support. In his thirteen years at Mattersight, Mr. Gustafson has held a number of positions, most recently Vice President of Business Delivery, responsible for the deployment and support of Mattersight’s solutions. Prior to joining Mattersight, Mr. Gustafson worked as a financial analyst at ABN AMRO North America in the office of the CFO.

Mark Iserloth joined the Company as Vice President and Chief Financial Officer effective July 23, 2012. In this role, Mr. Iserloth has responsibility for the Company’s Finance, Accounting, Human Resources, and other administrative functions. Prior to joining Mattersight in 2012, Mr. Iserloth was Chief Financial Officer of Trustwave Holdings, Inc. Prior to joining Trustwave, Mr. Iserloth was Chief Financial Officer of Initiate Systems, Inc.

William B. Noon has been Vice President of Finance since July 23, 2012. He served as Vice President and Chief Financial Officer of Mattersight from February 2009 through July 22, 2012. Since first joining Mattersight in 2000, Mr. Noon has held a number of other positions within the Finance function of Mattersight, including Vice President and Controller, Director, Financial Planning and Treasury.

The Company maintains a code of ethical business conduct (the “Code of Conduct”) applicable to all of our directors, officers, and other employees, including our Chief Executive Officer, Chief Financial Officer (who serves as our principal financial officer) and Vice President of Finance (who serves as our principal accounting officer). The Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance, and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct is available on our website at www.Mattersight.com. We will make a copy of it available to any person, without charge, upon written request to Mattersight Corporation, 200 S. Wacker Drive, Suite 820, Chicago, Illinois 60606, Attn: Corporate Secretary. To the extent permitted by applicable rules of the NASDAQ Global Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of the Code of Conduct for our Chief Executive Officer or Chief Financial Officer by posting such information on our website.

Item 11.	Executive Compensation.

The information under “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in the Proxy Statement to be filed by the Company for its 2013 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by the Company for its 2013 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 31, 2012, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (excluding securities reflected in column (1) (2)
Equity compensation plans approved by security holders	1,766,236	$9.03	1,086,444	(3)
Equity compensation plans not approved by security holders(4)	—	$—	—

Total	1,766,236	$9.03	1,086,444	(5)

(1)	Reflects number of shares of Common Stock.
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
(5)

Does not include (i) shares of restricted Common Stock held by employees, of which 821,363 shares were issued and outstanding as of December 31, 2012, which are included in the amount of issued and outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the heading “Transactions with Related Persons” in the Proxy Statement to be filed by Mattersight for its 2013 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Ratification of Selection of Independent Public Accountants—Principal Accounting Fees and Services” in the Proxy Statement to be filed by the Company for its 2013 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

MATTERSIGHT CORPORATION

By	/S/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 14, 2013.

Name	Capacity

/S/ KELLY D. CONWAY Kelly D. Conway	Director, President and Chief Executive Officer (Principal Executive Officer)

* Tench Coxe	Chairman of the Board and Director

* Philip R. Dur	Director

* Henry J. Feinberg	Director

* John T. Kohler	Director

* David B. Mullen	Director

* Michael J. Murray	Director

* John C. Staley	Director

/S/ MARK ISERLOTH Mark Iserloth	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ WILLIAM B. NOON William B. Noon	Vice President of Finance (Principal Accounting Officer)

*By:	/s/ MARK ISERLOTH
Mark Iserloth, Attorney-in-Fact

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

Exhibit No.	Description of Exhibit

2.1	Acquisition Agreement dated as of March 17, 2011 by and among Magellan Acquisition Sub, LLC, TeleTech Holdings, Inc. and Mattersight Corporation (filed on May 12, 2011 as Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

2.2	Amendment No. 1 to Acquisition Agreement, dated as of May 27, 2011, by and among TeleTech Holdings, Inc., Magellan Acquisition Sub, LLC and Mattersight Corporation (filed on August 11, 2011 as Exhibit 10.2 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

2.3	Amendment No. 2 to Acquisition Agreement, dated as of June 20, 2011, by and among TeleTech Holdings, Inc., eLoyalty LLC (fka Magellan Acquisition Sub, LLC), and Mattersight Corporation (filed on August 11, 2011 as Exhibit 10.3 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

2.4	Amendment No. 3 to Acquisition Agreement, dated as of July 26, 2011, by and among TeleTech Holdings, Inc., eLoyalty LLC (fka Magellan Acquisition Sub, LLC), and Mattersight Corporation (filed on August 11, 2011 as Exhibit 10.4 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

2.5	Amendment No. 4 to Acquisition Agreement, dated as of September 7, 2011, by and among TeleTech Holdings, Inc., eLoyalty, LLC (f/k/a Magellan Acquisition Sub, LLC) and Mattersight Corporation (filed on November 10, 2011 as Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

2.6	Amendment No. 5 to Acquisition Agreement, dated as of October 17, 2011, by and among TeleTech Holdings, Inc., eLoyalty, LLC (f/k/a Magellan Acquisition Sub, LLC) and Mattersight Corporation (filed on November 10, 2011 as Exhibit 10.2 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

3(i).1	Certificate of Incorporation of Mattersight Corporation, as amended (filed as Exhibit 3.1 to Mattersight’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).

3(i).2	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (filed as Exhibit 3.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

3(i).3	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (filed as Exhibit 3.4 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

3(i).4	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective May 31, 2011 (filed on May 31, 2011 as Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K).

3(ii).1	By-Laws of Mattersight Corporation (filed as Exhibit 3.2 to the S-1).

3(ii).2	Amendment to By-Laws of Mattersight Corporation (filed on November 16, 2007 as Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Mattersight Corporation (included as Exhibit 4.2 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000).

4.2	Certificate of Increase of Series A Junior Participating Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.5 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.3	Certificate of Designation of 7% Series B Convertible Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.6 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

I-1

Exhibit No.	Description of Exhibit

4.4	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.5	Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to Mattersight Corporation’s Registration Statement on Form S-1/A filed on August 8, 2006).

4.6	Registration Rights Agreement dated December 19, 2011 by and between Mattersight Corporation and IGC Fund VI, L.P. (filed on December 22, 2011 as Exhibit 10.5 to Mattersight Corporation’s Current Report on Form 8-K).

10.1	Purchase Agreement dated December 19, 2011 by and between Mattersight Corporation and IGC Fund VI, L.P. (filed on December 22, 2011 as Exhibit 10.4 to Mattersight Corporation’s Current Report on Form 8-K).

10.2*	Mattersight Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 15, 2008) (filed as an Exhibit to Mattersight Corporation’s Definitive Proxy Statement on Schedule Def 14A).

10.3+	First Amendment to Mattersight Corporation 1999 Stock Incentive Plan (effective January 1, 2013).

10.4*	Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.23 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.5+	Current Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation.

10.6*	Form of Installment Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.24 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.7*	Form of Option Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.8 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.8+	Current Form of Option Award Agreement between applicable participant and Mattersight Corporation.

10.9	Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holdings, Inc., dated June 29, 2012 (filed on July 2, 2012 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.10+	Amendment No. 1 to Loan Agreement, dated as of December 28, 2012, between Silicon Valley Bank and Mattersight Corporation.

10.11*	Form of Indemnification Agreement entered into between Mattersight Corporation and participant (filed as Exhibit 10.25 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008).

10.12+	Current Form of Indemnification Agreement entered into between Mattersight Corporation and participant.

10.13*	Second Amended and Restated Employment Agreement, effective as of April 19, 2011 between Kelly D. Conway and Mattersight Corporation (filed as Exhibit 10.3 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.14+	Executive Employment Agreement, effective as of May 23, 2012, between Christine R. Carsen and Mattersight Corporation.

10.15*	Letter Agreement between William B. Noon and Mattersight Corporation dated July 20, 2012 (filed as Exhibit 11.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.16*	Executive Employment Agreement, dated May 23, 2012, between William B. Noon and Mattersight Corporation (filed May 30, 2012 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.17*	Amended Executive Employment Agreement, effective as of January 8, 2007, between Karen Bolton and Mattersight Corporation (filed as Exhibit 10.26 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.18*	Amended and Restated Executive Employment Agreement, effective as of September 8, 2008, between Christopher J. Danson and Mattersight Corporation (filed as Exhibit 10.31 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008).

I-2

Exhibit No.	Description of Exhibit

10.19*	Employment Agreement, effective as of June 6, 2011, between Tyson Marian and Mattersight Corporation (filed on August 11, 2011 as Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.20*	Separation and Release Agreement, executed March 28, 2012, between Tyson Marian and Mattersight Corporation (filed as Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.21*	Executive Employment Agreement, effective July 23, 2012, between Mark Iserloth and Mattersight Corporation (filed on July 23, 2012 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.22+	Executive Employment Agreement, effective as of May 23, 2012, between David R. Gustafson and Mattersight Corporation.

10.23+	Summary of Director Compensation.

10.24+	Summary of 2013 Executive Officer Compensation.

21.1+	Subsidiaries of Mattersight Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

24.2+	Power of Attorney from Philip R. Dur, Director.

24.3+	Power of Attorney from Henry J. Feinberg, Director.

24.4+	Power of Attorney from John T. Kohler, Director.

24.5+	Power of Attorney from Michael J. Murray, Director.

24.6+	Power of Attorney from John C. Staley, Director.

24.7+	Power of Attorney from David B. Mullen, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

101+**	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2012, December 31, 2011, and January 1, 2011; (iii) Consolidated Statements of Comprehensive (loss) income for the fiscal years ended December 31, 2012, December 31, 2011, and January 1, 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, December 31, 2011, and January 1, 2011; (v) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended December 31, 2012, December 31, 2011, and January 1, 2011; (vi) notes to the Consolidated Financial Statements; and (vii) Financial Statement Schedule II.

+	Filed herewith.
*	Represents a management contract or compensatory plan or arrangement.
**

The following XBRL information, is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

I-3