Form 10-Q
period 2013-03-31
Mattersight Corp
filed 2013-05-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2013 was 17,132,750.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS:
Current Assets:
Cash and cash equivalents	$12,480	$14,419
Receivables (net of allowances of $12 and $12)	3,182	2,568
Prepaid expenses	4,408	4,359
Other current assets	351	305

Total current assets	20,421	21,651
Equipment and leasehold improvements, net	4,805	4,727
Goodwill	972	972
Intangibles, net	249	236
Other long-term assets	3,688	3,776

Total assets	$30,135	$31,362

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$3,703	$3,703
Accounts payable	1,270	781
Accrued compensation and related costs	1,188	1,335
Unearned revenue	7,310	5,853
Other current liabilities	2,720	2,889

Total current liabilities	16,191	14,561
Long-term unearned revenue	1,881	2,374
Other long-term liabilities	1,492	1,231

Total liabilities	19,564	18,166

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,649,078 and 1,649,201 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, with a liquidation preference of $8,852 and $8,705 at March 31, 2013 and December 31, 2012, respectively	8,410	8,411
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 18,467,254 and 18,407,848 shares issued at March 31, 2013 and December 31, 2012, respectively; and 17,131,550 and 17,114,880 outstanding at March 31, 2013 and December 31, 2012, respectively	185	184
Additional paid-in capital	217,918	216,667
Accumulated deficit	(204,673)	(201,000)
Treasury stock, at cost, 1,335,704 and 1,292,968 shares at March 31, 2013 and December 31, 2012, respectively	(7,222)	(7,027)
Accumulated other comprehensive loss	(4,047)	(4,039)

Total stockholders’ equity	2,161	4,785

Total liabilities and stockholders’ equity	$30,135	$31,362

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Behavioral Analytics revenue	$8,194	$8,556
Other revenue	322	345

Total services revenue	8,516	8,901
Reimbursed expenses	82	98

Total revenue	8,598	8,999
Operating expenses:
Cost of Behavioral Analytics revenue	2,723	3,188
Cost of other revenue	156	204

Cost of services	2,879	3,392
Reimbursed expenses	82	98

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,961	3,490
Sales, marketing and development	6,230	5,184
General and administrative	2,271	1,956
Severance and related costs	—	679
Depreciation and amortization	966	867

Total operating expenses	12,428	12,176

Operating loss	(3,830)	(3,177)
Interest and other expense, net	(91)	(102)

Loss from continuing operations before income taxes	(3,921)	(3,279)
Income tax benefit (provision)	248	(10)

Loss from continuing operations	(3,673)	(3,289)
Loss from discontinued operations, net of tax	—	(81)

Net loss	(3,673)	(3,370)
Dividends related to Series B Stock	(147)	(149)

Net loss available to Common Stock holders	$(3,820)	$(3,519)

Per share of Common Stock:
Basic loss from continuing operations	$(0.23)	$(0.22)

Basic loss from discontinued operations	$—	$(0.01)

Basic net loss available to Common Stock holders	$(0.23)	$(0.22)

Per share of Common Stock:
Diluted loss from continuing operations	$(0.23)	$(0.22)

Diluted loss from discontinued operations	$—	$(0.01)

Diluted net loss available to Common Stock holders	$(0.23)	$(0.22)

Shares used to calculate basic net loss per share	16,320	15,750

Shares used to calculate diluted net loss per share	16,320	15,750

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$4	$6
Sales, marketing and development	849	697
General and administrative	518	400
Severance and related costs	—	268

See accompanying notes to the Condensed Consolidated Financial Statements.

.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(3,673)	$(3,370)
Other comprehensive loss:
Effect of currency translation	(8)	5

Comprehensive net loss	$(3,681)	$(3,365)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(3,673)	$(3,370)
Less: net loss from discontinued operations	—	(81)

Net loss from continuing operations	(3,673)	(3,289)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	966	867
Stock-based compensation	1,371	1,103
Severance and related costs	—	268
Other	—	(2)
Changes in assets and liabilities:
Receivables	(614)	474
Prepaid expenses	30	196
Other assets	(38)	(63)
Accounts payable	489	(155)
Accrued compensation and related costs	(147)	328
Unearned revenue	964	(1,292)
Other liabilities	(215)	(198)

Total Adjustments	2,806	1,526

Net cash used in continuing operations	(867)	(1,763)
Net cash used in discontinued operations	—	(31)

Net cash used in operating activities	(867)	(1,794)

Cash Flows from Investing Activities:
Capital expenditures and other	(272)	(156)

Net cash used in continuing investing activities	(272)	(156)
Net cash used in discontinued investing activities	—	—

Net cash used in investing activities	(272)	(156)

Cash Flows from Financing Activities:
Proceeds from stock compensation and employee stock purchase plans, net	36	34
Principal payments under capital lease obligations	(629)	(536)
Acquisition of treasury stock	(195)	(495)
Payment of Series B Stock dividends	—	(298)
Fees from issuance of Common Stock	—	(43)

Net cash used in continuing financing activities	(788)	(1,338)
Net cash used in discontinued financing activities	—	—

Net cash used in financing activities	(788)	(1,338)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(12)	10
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	(12)	10

Decrease in cash and cash equivalents	(1,939)	(3,278)
Cash and cash equivalents, beginning of period	14,419	29,408

Cash and cash equivalents of continuing operations, end of period	$12,480	$26,130

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$785	$710
Capital equipment purchased on credit	785	710
Supplemental Disclosures of Cash Flow Information:
Interest paid	$71	$44

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 31, 2013 and December 31, 2012, the condensed consolidated results of our operations for the three months ended March 31, 2013 and March 31, 2012, the condensed consolidated statements of our comprehensive loss for the three months ended March 31, 2013 and March 31, 2012, and our condensed consolidated cash flows for the three months ended March 31, 2013 and March 31, 2012, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 14, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Note Two — Summary of Significant Accounting Policies

For a description of the Company’s Summary of Significant Accounting Policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

Note Three — Discontinued Operations

The Company sold its Integrated Contact Solutions (“ICS”) Business Unit and “eLoyalty” registered trademark / trade name to Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc., a Delaware corporation, on May 28, 2011, and the Company changed its name from eLoyalty Corporation to Mattersight Corporation effective May 31, 2011. Therefore, the results of operations of the ICS Business Unit are reported as discontinued operations for all periods presented. Additionally, certain corporate and general costs that had historically been allocated to the ICS Business Unit were reallocated to the Company and are reflected in all periods presented.

The following table summarizes the components included within loss from discontinued operations, net of tax, within the Company’s Condensed Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended March 31,
(In millions)	2013	2012
Net sales	$—	$—
Total expenses	—	(0.1)

Loss from discontinued operations	$—	$(0.1)

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. For the period ended March 31, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. For the period ended March 31, 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing and discontinued operations. The Company no longer anticipates any impact on income from discontinued operations due to the sale of the ICS Business Unit.

Note Four — Revenue Recognition

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue derived from the performance of the Behavioral Analytics Service and related services (collectively, “Behavioral Analytics”).

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period of the contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of users to whom the Behavioral Analytics Service is provided, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

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

Note Five — Stock-Based Compensation

The Company has two stock-based compensation plans, the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”), each as described more fully in Note Thirteen in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

	For the Three Months Ended March 31,
	2013	2012
Stock-based compensation expense from continuing operations (in millions)	$1.4	$1.1

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of March 31, 2013, there were a total of 1,587,731 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.6 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

Restricted and installment stock award activity was as follows for the three months ended March 31, 2013:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2012	821,363	$6.81

Granted	151,161	$4.63
Vested	(116,308)	$5.75
Forfeited	(101,468)	$6.67

Nonvested balance at March 31, 2013	754,748	$6.56

	For the Three Months Ended March 31,
	2013	2012
Total fair value of restricted and installment stock awards vested (in millions)	$0.5	$1.6

As of March 31, 2013, there remained $4.1 million of unrecognized compensation expense related to restricted and installment stock awards within continuing operations. These costs are expected to be recognized over a weighted average period of 1.6 years.

Stock Options

During the three months ended March 31, 2013, options to purchase a total of 347,500 shares of Common Stock were granted. On March 15, 2013, the Company’s executive officers received options to purchase a total of 342,500 shares of Common Stock. The exercise price per share is $4.69, the closing price for shares of Common Stock on the grant date. The options will vest 6.25% on May 31, 2013, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On February 13, 2013, one employee received options to purchase a total of 5,000 shares of Common Stock. The exercise price per share is $4.48, the closing price for shares of Common Stock on the grant date. The options will vest 25% on February 28, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years.

	For the Three Months Ended March 31,
	2013	2012
Compensation expense related to option awards (in millions)	$0.3	$0.3

Option activity was as follows for the three months ended March 31, 2013:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2012	1,766,236	$9.03

Granted	347,500	$4.69
Exercised	—	$—
Forfeited	—	$—

Outstanding as of March 31, 2013	2,113,736	$8.32

Exercisable as of March 31, 2013	1,062,320	$10.81

Outstanding intrinsic value at March 31, 2013 (in millions)	$—

Exercisable intrinsic value at March 31, 2013 (in millions)	$—

	For the Three Months Ended March 31,
(In millions)	2013	2012
Total fair value of stock options vested	$0.2	$0.2
Intrinsic value of stock options exercised	—	0.1
Proceeds received from option exercises	—	0.1

As of March 31, 2013, there remained $3.4 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.

The fair value for options granted for the three months ended March 31, 2013 and March 31, 2012 was estimated on the date of grant using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all option grants issued.

	For the Three Months Ended March 31,
	2013	2012
Risk-free interest rates	0.62%	0.56%
Expected dividend yield	—	—
Expected volatility	67%	67%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) is intended to qualify as an ESPP under section 423 of the Internal Revenue Code. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. The shares of Common Stock issued under the ESPP during the fiscal year were as follows:

	For the Three Months Ended March 31,
	2013	2012
Shares of Common Stock issued	9,590	8,480

Expense related to ESPP (in thousands)	$9	$13

The fair value for ESPP purchases for the three months ended March 31, 2013 and March 31, 2012 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Three Months Ended March 31,
	2013	2012
Risk-free interest rates	0.07%	0.02%
Expected dividend yield	—	—
Expected volatility	28%	43%
Expected lives	0.24 years	0.24 years

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For the three months ended March 31, 2013, there was no expense for continuing operations related to severance and related costs. For the three months ended March 31, 2012, the Company recorded $0.7 million of expense for continuing operations related to severance and related costs for the elimination of one position.

For the three months ended March 31, 2013, the Company made no cash payments related to cost-reduction actions and facility operating expense for continuing operations. During the three months ended March 31, 2012, the Company made cash payments of $0.1 million related to cost-reduction actions and facility operating expense for continuing operations.

As of March 31, 2013, there was no amount reserved for continuing operations relating to severance and related costs.

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

As of March 31, 2012, $0.6 million remained reserved for continuing operations relating to severance and related costs. The $0.6 million balance was in “Accrued Compensation and Related Costs”.

Discontinued Operations

For the three months ended March 31, 2013, there were no cost-reduction actions undertaken in discontinued operations.

For the three months ended March 31, 2012, the Company had no accrual and made no cash payments related to cost-reduction actions for discontinued operations.

Note Seven — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts, generally three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics Service prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months. Current prepaid expenses consisted of the following:

	As of
(In millions)	March 31, 2013	December 31, 2012
Deferred costs	$1.4	$1.8
Prepaid commissions	1.5	1.7
Other	1.5	0.9

Total	$4.4	$4.4

Note Eight — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months ended March 31, 2013 was $40 thousand and will be $52 thousand annually thereafter. Amortization expense of intangible assets for the three months ended March 31, 2012 was $17 thousand. There was no impairment charge for the three months ended March 31, 2013. There was an impairment charge of $2 thousand for the three months ended March 31, 2012.

	As of
(In millions)	March 31, 2013	December 31, 2012
Gross intangible assets	$2.9	$2.9
Accumulated amortization of intangible assets	(2.7)	(2.7)

Total	$0.2	$0.2

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	March 31,	December 31,
(In millions)	2013	2012
Deferred costs	$1.9	$1.8
Prepaid commissions	1.5	1.7
Other	0.3	0.3

Total	$3.7	$3.8

Note Ten — Short-Term Debt

On June 29, 2012, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility provides for a $10.0 million revolving line of credit maturing in 2014 and is secured by a security interest in the Company’s accounts receivable, equipment, inventory, cash, deposit accounts, securities, and all other investment property, supporting obligations, financial assets, and other personal property, with the exception of the Company’s intellectual property rights. On June 29, 2012, the Company used approximately $3.7 million of the line of credit under the Credit Facility to repay in full the principal balance of $3.6 million and accrued and unpaid interest outstanding of $0.1 million under the promissory notes issued by the Company to various affiliates of Technology Crossover Ventures to settle previously disclosed arbitration. The $3.7 million principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. Upon execution of the Credit Facility, the Company paid a commitment fee, and in addition, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. Short-term debt was $3.7 million as of March 31, 2013 and interest for the three months ended was $37 thousand. The current interest rate for the quarter ended March 31, 2013 was 4%. The Company was in compliance with all its debt covenants under the Credit Facility as of March 31, 2013.

Note Eleven —Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Loss from continuing operations	$(3.7)	$(3.3)
Dividends related to Series B Stock(1)	(0.1)	(0.1)

Loss from continuing operations available to Common Stock holders	(3.8)	(3.4)
Loss from discontinued operations	—	(0.1)

Net loss available to Common Stock holders	$(3.8)	$(3.5)

Per common share:
Basic/diluted loss from continuing operations	$(0.23)	$(0.22)

Basic/diluted loss from discontinued operations	$—	$(0.01)

Basic/diluted net loss available to Common Stock holders	$(0.23)	$(0.22)

(In thousands)
Weighted average shares of Common Stock outstanding	16,320	15,750

Currently antidilutive Common Stock equivalents(2)	1,655	2,041

(1)	The Board of Directors resolved to suspend the dividend payment on the 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”), which was accrued, for the dividend period July 1, 2012 through December 31, 2012 (the amount of this semi-annual dividend was approximately $0.3 million). The Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period July 1, 2011 through December 31, 2011; the dividend payment of $0.3 million for such period was paid on January 3, 2012.
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Twelve — Leases

Capital Leases

The Company acquired $0.8 million and $0.7 million of computer equipment and leasehold improvements using capital leases during the first three months of 2013 and 2012, respectively. These assets were related primarily to investments in the Company’s Behavioral Analytics Service. There was $0.6 million and $0.5 million of depreciation on capital leases in the first three months of 2013 and 2012, respectively. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2013:

(In millions)
Year	Amount
2013	$1.3
2014	1.0
2015	0.5
2016	—

Total minimum lease payments	$2.8
Less: estimated executory costs	(0.1)

Net minimum lease payments	$2.7
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.5

Capital leases consisted of the following:

	As of
(In millions)	March 31, 2013	December 31, 2012
Other current liabilities	$1.5	$1.6
Other long-term liabilities	1.0	0.7

Total	$2.5	$2.3

Note Thirteen — Segment Information

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at March 31, 2013 Using
	Total carrying	Quoted Prices in	Other	Significant
	at March 31,	Active Markets	Observable	Unobservable
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)
Money market fund	$12.1	$12.1	$—	$—

	Fair Value Measurements at December 31, 2012 Using
	Total carrying	Quoted Prices in	Other	Significant
	at December 31,	Active Markets	Observable	Unobservable
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
Money market fund	$13.4	$13.4	$—	$—

Note Fifteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of March 31, 2013 and December 31, 2012 due to the short-term nature of these instruments.

Note Sixteen — Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of March 31, 2013.

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

Through the performance of Behavioral Analytics, the Company generates two types of revenue:

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

Types of Revenue

Managed Services Revenue

Growth in Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provide related Business Monitoring services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics Service prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the term of the contract.

We also generate Managed services revenue from Marketing Managed Services, specifically, from hosted customer and campaign data management. This source of Managed services revenue will continue to diminish over time as we focus on growth through Behavioral Analytics.

Consulting Services Revenue

In addition to the Consulting services revenue generated by our Behavioral Analytics contracts, we derive a portion of this type of revenue from CRM Services for long-standing accounts. We expect Consulting services revenue from CRM Services to diminish over time as demand for these services continues to decline and we focus on growth through Behavioral Analytics. We bill for Consulting services on a time-and-materials or fixed-fee basis.

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

Managed Services Backlog

As a result of the strategic and long-term nature of Managed services revenue, we believe it is appropriate to monitor the level of backlog associated with our Managed services contracts. The Behavioral Analytics Managed services backlog was $79.5 million as of March 31, 2013 and $89.1 million as of December 31, 2012. The decrease in backlog is due to fewer than anticipated contract bookings in the first quarter of 2013 and an adjustment for the impact of the termination of a portion of an existing Behavioral Analytics contract.

Mattersight uses the term “backlog” to reflect the estimated future amount of Managed services revenue related to its Managed services contracts. The value of these contracts is based on anticipated usage volumes over the anticipated contract term. The anticipated contract term is based on the fixed term of the contract, plus contractually agreed upon, but optional, extension or renewal periods. Actual volumes may be greater or less than anticipated. In addition, these contracts typically are cancellable without cause based on the customer making a substantial early termination payment or forfeiture of prepaid contract amounts.

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

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period of the contract. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of users to whom the Behavioral Analytics Service is provided, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

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

Severance and Related Costs

Severance and related costs includes cost-reduction actions, principally consisting of personnel reductions and an office consolidation. The portion of the accruals that related to employee severance represents contractual severance for identified employees and generally is not subject to a significant revision. The portion of the accruals that related to office space reductions, office closures, and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals, which may be affected by overall economic and local market conditions. To the extent estimates of the success of our sublease efforts changed, adjustments increasing or decreasing the related accruals have been recognized.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category. For the period ended March 31, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. For the period ended March 31, 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing and discontinued operations.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Form 10-K for the year ended December 31, 2012, as well as the following:

•

Uncertainties associated with the attraction of, and the ability to execute contracts with, new clients, the continuation of existing, and execution of new, engagements with existing clients, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;

•	Management of the other risks associated with increasingly complex client projects and new service offerings, including execution risk; and

•	Management of growth and development of, and introduction of, new service offerings.

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

First Quarter of 2013 Compared with First Quarter of 2012

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $0.4 million, or 4%, to $8.5 million in the first quarter of 2013, from $8.9 million in the first quarter of 2012.

Behavioral Analytics revenue was $8.2 million in the first quarter of 2013 and was $8.6 million in the first quarter of 2012. The $0.4 million, or 4%, decrease in Behavioral Analytics revenue in the first quarter of 2013 was primarily due to the anticipated completion of existing consulting projects and completion of revenue recognition for several deployment projects.

Other revenue remained constant at $0.3 million in the first quarters of 2013 and 2012.

The Company’s top five clients accounted for 64% of total revenue in the first quarter of 2013 and 66% of total revenue in the first quarter of 2012. The top 10 clients accounted for 90% of total revenue in the first quarter of 2013 and 91% of total revenue in the first quarter of 2012. In the first quarter of 2013 and 2012, there were four clients that accounted for 10% or more of total revenue. In the first quarter of 2013, Vangent, Inc., Allstate Insurance Company, Progressive Casualty Insurance Company, and United HealthCare Services, Inc., accounted for 18%, 14%, 13%, and 10% of total revenue, respectively. In the first quarter of 2012, Vangent, Inc., Allstate Insurance Company, Progressive Casualty Insurance Co., and Health Care Service Corporation accounted for 18%, 17%, 13%, and 10% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $2.7 million, or 33% of Behavioral Analytics revenue in the first quarter of 2013, compared to $3.2 million, or 37% of Behavioral Analytics revenue, in the first quarter of 2012. The favorable decrease in cost and percentage was primarily due to lower Behavioral Analytics revenue, improved productivity in our Delivery organization resulting in lower compensation costs and better leverage of our cost structure supporting our subscription clients.

Cost of other revenue was $0.2 million, or 48% of Other revenue in the first quarter of 2013, compared to $0.2 million, or 59% of Other revenue, in the first quarter of 2012. The favorable percentage decrease was largely due to lower compensation expense.

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

Sales, marketing and development expenses increased $1.0 million, or 20%, to $6.2 million in the first quarter of 2013 from $5.2 million in the first quarter of 2012. This increase is due to higher compensation combined with decreased cost transfer to Cost of services due to lower cost deferrals and improved margins.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.3 million, or 16%, to $2.3 million in the first quarter of 2013 from $2.0 million in the first quarter of 2012. This increase is due to higher compensation expense associated with increased headcount.

Severance and Related Costs

Severance and related costs includes cost-reduction actions, principally consisting of personnel reductions and an office consolidation. The cost-reduction actions taken during fiscal year 2012 resulted in annual cash savings of $0.3 million. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

There were no severance and related costs in the first quarter of 2013. In the first quarter of 2012, the $0.7 million of expense for continuing operations was related to severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation increased $0.1 million, to $1.0 million in the first quarter of 2013 compared to $0.9 million in the first quarter of 2012.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.8 million for the first quarter of 2013, compared to an operating loss of $3.2 million for the first quarter of 2012.

Interest and Other Expense, Net

Non-operating interest and other expense was $0.1 million of expense in the first quarters of 2013 and 2012. In the first quarters of 2013 and 2012, the $0.1 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $0.2 million in the first quarter of 2013 and the tax provision was less than $0.1 million in the first quarter of 2012. The income tax benefit was due to a favorable tax ruling on a previously accrued income tax liability. As of March 31, 2013, total net deferred tax assets of $65.1 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss from Discontinued Operations

There was no loss from discontinued operations in the first quarter of 2013. The loss from discontinued operations of $0.1 million in the first quarter of 2012 was due to settlement costs relating to a former employee of the ICS Business Unit.

Net Loss Available to Common Stockholders

We reported net loss available to common stockholders of $3.8 million in the first quarter of 2013 compared to net loss available to common stockholders of $3.5 million in the first quarter of 2012. Accrued dividends to holders of our Series B Stock were $0.1 million in the first quarters of 2013 and 2012. In the first quarter of 2013, there was net loss of $0.23 per share on a basic and diluted basis, compared to net loss of $0.22 per share on a basic and diluted basis in the first quarter of 2012.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of March 31, 2013, our principal capital resources consisted of our cash and cash equivalents balance of $12.5 million, which includes $0.3 million in foreign bank accounts.

The decrease in cash during the first three months of 2013 was primarily the result of the net loss before non-cash items, capital lease principal payments, capital expenditures, and the acquisition of treasury stock. Prior to June 30, 2012, restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Credit Facility” description below.

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

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first three months of 2013 and 2012 was $0.9 million and $1.8 million, respectively. During the first three months of 2013, cash outflows of $0.9 million from operating activities consisted primarily of the net loss before non-cash items of $1.3 million and a $0.6 million increase in receivables reflecting an increase in Days Sales Outstanding (“DSO”), offset by an increase of $1.0 million in net customer prepayments.

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

There was no net cash used in operating activities of discontinued operations during the first three months of 2013. Net cash used in operating activities of discontinued operations during the first three months of 2012 was $31 thousand.

DSO for continuing operations was 33 days at March 31, 2013 compared to 26 days at December 31, 2012, an increase of seven days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of March 31, 2013, there were no outstanding liabilities for severance and related costs for continuing operations. See Note Six “Severance and Related Costs” of the “Notes to Condensed Consolidated Financial Statements”.

Cash Flows from Investing Activities

The Company used $0.3 million of cash in continuing investing activities during the first three months of 2013 compared to $0.2 million of cash in continuing investing activities during the first three months of 2012.

Capital expenditures were primarily used to purchase computer hardware and software during the first three months of 2013 and 2012, respectively. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2013 and plan on funding approximately $3.0 million to $3.8 million of these purchases with capital leases.

There was no net cash used in discontinued investing activities during the first three months of 2013 and 2012.

Cash Flows from Financing Activities

The Company used $0.8 million and $1.3 million of cash in continuing financing activities during the first three months of 2013 and 2012, respectively.

Net cash outflows of $0.8 million during the first three months of 2013 were primarily attributable to $0.6 million of principal payments under our capital lease obligations and $0.2 million of cash used to acquire treasury stock.

Net cash outflows of $1.3 million during the first three months of 2012 were primarily attributable to: (i) $0.5 million of principal payments under our capital lease obligations; (ii) $0.5 million of cash used to acquire treasury stock; and (iii) $0.3 million for cash dividend payments on Series B Stock. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

There was no net cash used in discontinued financing activities during the first three months of 2013 and 2012.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. The Board of Directors resolved to suspend the dividend payment on Series B Stock, which accrued for the dividend period July 1, 2012 through December 31, 2012 (the amount of this semi-annual dividend was approximately $0.3 million). A cash dividend on the Series B Stock of $0.3 million was paid on January 3, 2012 for the dividend period July 1, 2011 through December 31, 2011 and a cash dividend of $0.3 million, for the period January 1, 2012 through June 30, 2012, was paid on July 2, 2012. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

In the first quarter of 2012, the Company announced its intention to commence a tender offer to purchase up to 111,605 shares of Series B Stock at a cash purchase price of $8.60 per share, plus accrued and unpaid dividends. In accordance with the terms and conditions of the tender offer, Mattersight purchased 19,758 shares of Series B Stock, at a price of $8.71 per share (representing $8.60 per share plus accrued and unpaid dividends), for an aggregate cost of approximately $172,092, excluding fees and expenses related to the tender offer. These shares represented approximately 1.2% of the Series B Stock outstanding as of April 13, 2012.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the second quarter of 2013 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $12.5 million as of March 31, 2013.

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

On June 29, 2012, the Company used the Credit Facility to repay in full the principal balance and accrued and unpaid interest outstanding under the promissory notes issued by the Company to various affiliates of Technology Crossover Ventures to settle previously disclosed arbitration, in an amount equal to approximately $3.7 million. The principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. Upon execution of the Credit Facility, the Company paid a commitment fee, and in addition, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears.

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

Upon the effectiveness of the Credit Facility, the Company terminated its loan agreement with Bank of America, N.A., dated December 24, 2010, as amended, which was scheduled to expire by its terms on December 31, 2012.

See Note Ten “Short-Term Debt” of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of March 31, 2013, five clients, United HealthCare Services, Inc., Vangent, Inc., Allstate Insurance Company, CVS Pharmacy, Inc., and DeVry, Inc., accounted for 19%, 16%, 13%, 12%, and 11% of total gross accounts receivable, respectively. Of these amounts, we have collected 79% from United HealthCare Services, Inc., 100% from Vangent, Inc., 71% from Allstate Insurance Company, 96% from CVS Pharmacy, Inc., and 3% from DeVry, Inc. through May 9, 2013. Of the total March 31, 2013 gross accounts receivable, we have collected 69% as of May 9, 2013. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of March 31, 2013 and December 31, 2012 were $2.5 million and $2.3 million, respectively. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $3.0 million to $3.8 million for fiscal year 2013 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of March 31, 2013. These commitments are as follows:

Continuing Operations

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.2	$1.2	$—	$—	$—
Operating leases	2.9	1.0	1.6	0.3	—
Capital leases	2.8	1.7	1.1	—	—
Purchase obligations	2.7	2.7	—	—	—

Total	$9.6	$6.6	$2.7	$0.3	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of March 31, 2013 and December 31, 2012.

Purchase Obligations

Purchase obligations include $1.5 million of commitments reflected as liabilities on our balance sheet as of March 31, 2013, as well as $1.2 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2012, purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet, as well as $0.9 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of March 31, 2013 from that described in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, we completed the implementation of a new accounting and management information system. There have been no other changes in Mattersight’s internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion under Note Seventeen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item  1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the first quarter of 2013. These purchases reflect shares withheld upon vesting of restricted stock or installment stock to satisfy tax-withholding obligations The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2013 – January 31, 2013	—	$—
February 1, 2013 – February 28, 2013	41,460	$4.56
March 1, 2013 – March 31, 2013	1,276	$4.69

Total	42,736	$4.56

Item 6. Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, and (v) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2013.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH
Mark Iserloth
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President of Finance
(Duly authorized signatory and
Principal Accounting Officer)