Form 10-Q
period 2013-06-30
Mattersight Corp
filed 2013-08-08
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2013 was 17,450,971.

Part I. Financial Information

Item 1.	Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS:
Current Assets:
Cash and cash equivalents	$10,875	$14,419
Receivables (net of allowances of $15 and $12)	2,921	2,568
Prepaid expenses	4,943	4,359
Other current assets	330	305

Total current assets	19,069	21,651
Equipment and leasehold improvements, net	5,444	4,727
Goodwill	972	972
Intangibles, net	274	236
Other long-term assets	3,881	3,776

Total assets	$29,640	$31,362

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$6,096	$3,703
Accounts payable	1,158	781
Accrued compensation and related costs	1,262	1,335
Unearned revenue	5,464	5,853
Other current liabilities	2,811	2,889

Total current liabilities	16,791	14,561
Long-term unearned revenue	1,511	2,374
Other long-term liabilities	1,837	1,231

Total liabilities	20,139	18,166

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,649,122 and 1,649,201 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, with a liquidation preference of $8,999 and $8,705 at June 30, 2013 and December 31, 2012, respectively	8,411	8,411
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 18,827,937 and 18,407,848 shares issued at June 30, 2013 and December 31, 2012, respectively; and 17,347,911 and 17,114,880 outstanding at June 30, 2013 and December 31, 2012, respectively	188	184
Additional paid-in capital	220,670	216,667
Accumulated deficit	(207,996)	(201,000)
Treasury stock, at cost, 1,480,026 and 1,292,968 shares at June 30, 2013 and December 31, 2012, respectively	(7,728)	(7,027)
Accumulated other comprehensive loss	(4,044)	(4,039)

Total stockholders’ equity	1,090	4,785

Total liabilities and stockholders’ equity	$29,640	$31,362

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Behavioral Analytics revenue	$7,566	$7,557	$15,760	$16,113
Other revenue	349	376	671	721

Total services revenue	7,915	7,933	16,431	16,834
Reimbursed expenses	49	102	131	200

Total revenue	7,964	8,035	16,562	17,034
Operating expenses:
Cost of Behavioral Analytics revenue	2,514	2,947	5,237	6,135
Cost of other revenue	198	187	354	391

Cost of services	2,712	3,134	5,591	6,526
Reimbursed expenses	49	102	131	200

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,761	3,236	5,722	6,726
Sales, marketing and development	5,394	5,447	11,624	10,631
General and administrative	2,113	2,007	4,384	3,963
Severance and related costs	—	14	—	693
Depreciation and amortization	913	755	1,879	1,622

Total operating expenses	11,181	11,459	23,609	23,635

Operating loss	(3,217)	(3,424)	(7,047)	(6,601)
Interest and other expense, net	(97)	(113)	(188)	(215)

Loss from continuing operations before income taxes	(3,314)	(3,537)	(7,235)	(6,816)
Income tax (provision) benefit	(9)	(11)	239	(21)

Loss from continuing operations	(3,323)	(3,548)	(6,996)	(6,837)
Loss from discontinued operations, net of tax	—	(23)	—	(104)

Net loss	(3,323)	(3,571)	(6,996)	(6,941)
Dividends related to Series B Stock	(147)	(148)	(294)	(297)

Net loss available to Common Stock holders	$(3,470)	$(3,719)	$(7,290)	$(7,238)

Per share of Common Stock:
Basic loss from continuing operations	$(0.21)	$(0.23)	$(0.44)	$(0.45)

Basic loss from discontinued operations	$—	$—	$—	$(0.01)

Basic net loss available to Common Stock holders	$(0.21)	$(0.23)	$(0.44)	$(0.46)

Per share of Common Stock:
Diluted loss from continuing operations	$(0.21)	$(0.23)	$(0.44)	$(0.45)

Diluted loss from discontinued operations	$—	$—	$—	$(0.01)

Diluted net loss available to Common Stock holders	$(0.21)	$(0.23)	$(0.44)	$(0.46)

Shares used to calculate basic net loss per share	16,469	15,966	16,394	15,858

Shares used to calculate diluted net loss per share	16,469	15,966	16,394	15,858

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$55	$5	$59	$11
Sales, marketing and development	1,302	557	2,151	1,254
General and administrative	539	314	1,057	714
Severance and related costs	—	—	—	268

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(3,323)	$(3,571)	$(6,996)	$(6,941)
Other comprehensive loss:
Effect of currency translation	3	(7)	(5)	(2)

Comprehensive net loss	$(3,320)	$(3,578)	$(7,001)	$(6,943)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(6,996)	$(6,941)
Less: net loss from discontinued operations	—	(104)

Net loss from continuing operations	(6,996)	(6,837)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,879	1,622
Stock-based compensation	3,267	1,979
Severance and related costs	—	268
Other	3	(2)
Changes in assets and liabilities:
Receivables	(356)	720
Prepaid expenses	137	(1,035)
Other assets	(11)	(276)
Accounts payable	378	708
Accrued compensation and related costs	55	(181)
Unearned revenue	(1,252)	(4,088)
Other liabilities	(367)	(195)

Total Adjustments	3,733	(480)

Net cash used in continuing operations	(3,263)	(7,317)
Net cash used in discontinued operations	—	(179)

Net cash used in operating activities	(3,263)	(7,496)

Cash Flows from Investing Activities:
Capital expenditures and other	(882)	(900)

Net cash used in continuing investing activities	(882)	(900)
Net cash used in discontinued investing activities	—	—

Net cash used in investing activities	(882)	(900)

Cash Flows from Financing Activities:
Proceeds from line of credit	2,400	3,691
Decrease in restricted cash	—	1,500
Proceeds from stock compensation and employee stock purchase plans, net	81	233
Purchase of shares of Series B Stock	—	(3,743)
Principal payments under capital lease obligations	(1,165)	(1,070)
Acquisition of treasury stock	(701)	(797)
Payment of Series B Stock dividends	—	(300)
Fees from issuance of Common Stock	—	(49)

Net cash provided by (used in) continuing financing activities	615	(535)
Net cash used in discontinued financing activities	—	—

Net cash provided by (used in) financing activities	615	(535)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(14)	(3)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	(14)	(3)

Decrease in cash and cash equivalents	(3,544)	(8,934)
Cash and cash equivalents, beginning of period	14,419	29,408

Cash and cash equivalents of continuing operations, end of period	$10,875	$20,474

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,752	$987
Capital equipment purchased on credit	1,752	987
Supplemental Disclosures of Cash Flow Information:
Interest paid	$172	$214

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 30, 2013 and December 31, 2012, the condensed consolidated results of our operations for the three months and six months ended June 30, 2013 and June 30, 2012, the condensed consolidated statements of our comprehensive loss for the three months and six months ended June 30, 2013 and June 30, 2012, and our condensed consolidated cash flows for the six months ended June 30, 2013 and June 30, 2012, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 14, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net sales	$—	$—	$—	$—
Total expenses	—	—	—	(0.1)

Loss from discontinued operations	$—	$—	$—	$(0.1)

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. For the three months and six months ended June 30, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. For the three months and six months ended June 30, 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing and discontinued operations. The Company no longer anticipates any impact on income from discontinued operations due to the sale of the ICS Business Unit.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense (in millions)	$1.9	$0.9	$3.3	$2.0

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of June 30, 2013, there were a total of 1,317,455 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock award activity was as follows for the six months ended June 30, 2013:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2012	821,363	$6.81

Granted	173,661	$4.56
Vested	(191,680)	$6.18
Forfeited	(121,597)	$6.94

Nonvested balance at June 30, 2013	681,747	$6.40

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Total fair value of restricted and installment stock awards vested	$0.3	$1.0	$0.8	$2.6
Compensation expense related to restricted stock awards	0.6	0.6	1.1	1.4

As of June 30, 2013, there remained $3.5 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.5 years.

Stock Options

During the three months ended June 30, 2013, options to purchase a total of 70,000 shares of Common Stock were granted to the Company’s Board of Directors on May 17, 2013. The exercise price per share is $3.80, the closing price for shares of Common Stock on the grant date. The options will vest 25% on May 31, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense related to option awards (in millions)	$0.3	$0.2	$0.6	$0.5

Option activity was as follows for the six months ended June 30, 2013:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2012	1,766,236	$9.03

Granted	417,500	$4.54
Exercised	(4,498)	$3.47
Forfeited	—	$—

Outstanding as of June 30, 2013	2,179,238	$8.18

Exercisable as of June 30, 2013	1,142,190	$10.47

Outstanding intrinsic value at June 30, 2013 (in millions)	$—

Exercisable intrinsic value at June 30, 2013 (in millions)	$—

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Total fair value of stock options vested	$0.3	$0.3	$0.5	$0.5
Intrinsic value of stock options exercised	—	0.1	—	0.2
Proceeds received from option exercises	—	0.1	—	0.2

As of June 30, 2013, there remained $3.3 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The fair value for options granted for the six months ended June 30, 2013 and June 30, 2012 was estimated on the date of grant using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all option grants issued.

	For the Six Months Ended June 30,
	2013	2012
Risk-free interest rates	0.62%	0.57%
Expected dividend yield	—	—
Expected volatility	67%	67%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. The shares of Common Stock issued under the ESPP were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Shares of Common Stock issued	11,631	5,823	21,221	14,303

Expense related to ESPP (in thousands)	$10	$11	$19	$24

The fair value for ESPP purchases for the six months ended June 30, 2013 and June 30, 2012 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Six Months Ended June 30,
	2013	2012
Risk-free interest rates	0.07%	0.03%
Expected dividend yield	—	—
Expected volatility	36%	45%
Expected lives	0.25 years	0.24 years

Salary Replacement Program

On May 9, 2013, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the reinstatement of the Salary Replacement Program (the “Program”) to be effective from July 1, 2013 through June 30, 2014 (the “Effective Period”). Participation is mandatory for any employee whose annual base salary is equal to or greater than $125,000 (each such employee, a “Participant”). Under the Program, on a quarterly basis, Participants receive periodic grants of unrestricted Mattersight Common Stock (subject to Compensation Committee approval of each grant to the executive officers) in exchange for a 25% reduction in the cash salaries otherwise payable to Participants during such quarterly period. A total of 146,267 shares of Common Stock were granted to Participants under the Program during the three months and six months ended June 30, 2013.

Program History

On November 8, 2006, the Compensation Committee adopted the Program to be effective December 1, 2006 through December 31, 2007. On October 12, 2007, the Compensation Committee approved the modification and extension of the Program, with a new effective period from November 1, 2007 until December 31, 2008, subject to amendment or termination by the Company as provided for herein. On February 13, 2008, the Compensation Committee approved further modifications in respect of eligibility criteria and the salary adjustment and stock grant percentages applicable to Participants at the Vice President level and above. By subsequent approval of the Board of Directors, the Program was suspended as of January 2009.

Commissions

Beginning in May 2013, the Company paid all commissions with shares of unrestricted Common Stock. A total of 195,960 shares of unrestricted Common Stock were granted during the three months and six months ended June 30, 2013. The Company recorded $0.3 million of expense for this Program during the three months ended June 30, 2013.

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

For the three months and six months ended June 30, 2013, there was no expense related to severance and related costs. For the three months and six months ended June 30, 2012, the Company recorded less than $0.1 million and $0.7 million of expense related to severance and related costs for the elimination of one position.

For the six months ended June 30, 2013, the Company made no cash payments related to cost-reduction actions and facility operating expense. During the six months ended June 30, 2012, the Company made cash payments of $0.7 million related to cost-reduction actions and facility operating expense.

As of June 30, 2013, there was no amount reserved for severance and related costs.

The severance and related costs and their utilization for the six months ended June 30, 2012 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)
Other	—	—	—

Balance, June 30, 2012	$—	$—	$—

As of June 30, 2012, there was no amount reserved for severance and related costs.

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

	As of
(In millions)	June 30, 2013	December 31, 2012
Deferred costs	$1.5	$1.8
Prepaid commissions	1.5	1.7
Other	1.9	0.9

Total	$4.9	$4.4

Note Eight — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and six months ended June 30, 2013 was $0.1 million, and will be $0.2 million annually thereafter. Amortization expense of intangible assets for the three months and six months ended June 30, 2012 was $16 thousand and $33 thousand, respectively. There was no impairment charge for the three months and six months ended June 30, 2013. There was an impairment charge of $2 thousand for the six months ended June 30, 2012.

	As of
(In millions)	June 30, 2013	December 31, 2012
Gross intangible assets	$3.1	$2.9
Accumulated amortization of intangible assets	(2.8)	(2.7)

Total	$0.3	$0.2

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	June 30,	December 31,
(In millions)	2013	2012
Deferred costs	$1.9	$1.8
Prepaid commissions	1.8	1.7
Other	0.2	0.3

Total	$3.9	$3.8

Note Ten — Short-Term Debt

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extends the maturity date of the revolving line to 2015; (ii) modifies the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable; (iii) provides for a varying interest rate based on the Company’s ratio of unrestricted cash to debt; and (iv) requires the Company to maintain a tangible net worth of at least three million dollars ($3,000,000). The terms and conditions of the Amended and Restated Credit Agreement are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary borrowers thereto, and Silicon Valley Bank (the “Credit Facility”). The Credit Facility provides for a $10.0 million revolving line of credit maturing in 2015 and is secured by a security interest in the Company’s accounts receivable, equipment, inventory, cash, deposit accounts, securities, and all other investment property, supporting obligations, financial assets, and other personal property, with the exception of the Company’s intellectual property rights. On June 29, 2012, the Company used approximately $3.7 million of the line of credit under the Credit Facility to repay in full the principal balance of $3.6 million, and accrued and unpaid interest outstanding of $0.1 million, under the promissory notes issued by the Company to various affiliates of Technology Crossover Ventures to settle previously disclosed arbitration. On June 30, 2013, the Company borrowed an additional $2.4 million on the line of credit. The $6.1 million principal amount outstanding under the Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. Upon execution of the Credit Facility, the Company paid a commitment fee, and in addition, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. Short-term debt was $6.1 million as of June 30, 2013 and interest expense for the three months and six months ended June 30, 2013 was $37 thousand and $83 thousand, respectively. The current interest rate for the quarter ended June 30, 2013 was 4%. The Company was in compliance with all its debt covenants under the Credit Facility as of June 30, 2013.

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended June 30,
(In millions)	2013	2012
Loss from continuing operations	$(3.4)	$(3.5)
Dividends related to Series B Stock(1)	(0.1)	(0.1)

Loss from continuing operations available to Common Stock holders	(3.5)	(3.6)
Loss from discontinued operations	—	(0.1)

Net loss available to Common Stock holders	$(3.5)	$(3.7)

Per common share:
Basic/diluted loss from continuing operations	$(0.21)	$(0.23)

Basic/diluted loss from discontinued operations	$—	$—

Basic/diluted net loss available to Common Stock holders	$(0.21)	$(0.23)

(In thousands)
Weighted average shares of Common Stock outstanding	16,469	15,966

Currently antidilutive Common Stock equivalents(2)	1,649	2,247

	For the Six Months Ended June 30,
(In millions)	2013	2012
Loss from continuing operations	$(7.0)	$(6.8)
Dividends related to Series B Stock(1)	(0.3)	(0.3)

Loss from continuing operations available to Common Stock holders	(7.3)	(7.1)
Loss from discontinued operations	—	(0.1)

Net loss available to Common Stock holders	$(7.3)	$(7.2)

Per common share:
Basic/diluted loss from continuing operations	$(0.44)	$(0.45)

Basic/diluted loss from discontinued operations	$—	$(0.01)

Basic/diluted net loss available to Common Stock holders	$(0.44)	$(0.46)

(In thousands)
Weighted average shares of Common Stock outstanding	16,394	15,858

Currently antidilutive Common Stock equivalents(2)	1,635	2,500

(1)	The Board of Directors did not declare a dividend payment on the 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”), which was accrued, for the dividend periods July 1, 2012 through December 31, 2012 and January 1, 2013 through June 30, 2013 (the aggregate amount of these dividends was approximately $0.6 million). The Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012; the semi-annual dividend payment of $0.3 million for such period was paid on July 2, 2012.
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Twelve — Leases

Capital Leases

The Company acquired $1.8 million and $1.0 million of computer equipment and leasehold improvements using capital leases during the first six months of 2013 and 2012, respectively. These assets were related primarily to investments in the Company’s Behavioral Analytics Service. There was $1.1 million of depreciation on capital leases in the first six months of 2013 and 2012. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2013:

(In millions)
Year	Amount
2013	$1.0
2014	1.5
2015	0.9
2016	0.1

Total minimum lease payments	$3.5
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.3
Less: amount representing interest	(0.4)

Present value of minimum lease payments	$2.9

Capital leases consisted of the following:

	As of
(In millions)	June 30, 2013	December 31, 2012
Other current liabilities	$1.5	$1.6
Other long-term liabilities	1.4	0.7

Total	$2.9	$2.3

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at June 30, 2013 Using
	Total carrying	Quoted Prices in	Other	Significant
	at June 30,	Active Markets	Observable	Unobservable
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)
Money market fund	$9.8	$9.8	$—	$—

	Fair Value Measurements at December 31, 2012 Using
	Total carrying	Quoted Prices in	Other	Significant
	at December 31,	Active Markets	Observable	Unobservable
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
Money market fund	$13.4	$13.4	$—	$—

Note Fifteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of June 30, 2013 and December 31, 2012 due to the short-term nature of these instruments.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in enterprise analytics focused on customer and employee interactions and behaviors. Mattersight’s Behavioral Analytics Service captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS+ delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Mattersight’s solutions are used by leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries.

Through the performance of Behavioral Analytics, the Company generates two types of revenue:

(1)	Managed services revenue, which is recurring, annuity revenue from long-term (generally three- to five-year) contracts and pilots, which are shorter term (generally three to twelve months), and includes subscription and amortized deployment revenue; and

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

Consulting Services Revenue

In addition to the Consulting services revenue generated by our Behavioral Analytics contracts, we derive a portion of this type of revenue from CRM Services for long-standing accounts. We expect Consulting services revenue from CRM Services to continue to diminish over time as demand for these services continues to decline and we focus on growth through Behavioral Analytics. We bill for Consulting services on a time-and-materials or fixed-fee basis.

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

Our business strategy to increase revenue, profitability, and capture market share includes the following elements:

•	Win business with new clients, focusing on predictive behavioral routing;

•	Develop partnerships and strategic alliances to expand sales leverage, improve brand awareness, and reach new industries while providing value to our mutual clients;

•	Increase up-sell and cross-sell ratios by deepening and broadening our relationships with existing clients;

•	Continue to invest in innovative proprietary technology, new applications, and delivery methods;

•	Continue bookings growth and improve operating leverage; and

•	Expand our sales and marketing efforts with seasoned enterprise sales agents and strategic marketing professionals.

Resulting from our delivery of measurable economic benefit to our clients, we have seen increased penetration within existing accounts, due to an increase in adoption of our base Behavioral Analytics offerings across separate and distinct business units, as well as the adoption of new applications within existing business units. For this reason, we will continue to focus on further penetrating what we estimate to be a large existing base market with a less expensive cost of acquisition. In addition, our strategy to further invest in sales and marketing, coinciding with the fundamental shift in enterprise data utilization described above, has led to an increasing number of discussions with potential new clients and strategic partners.

Managed Services Backlog

The Behavioral Analytics Managed services backlog was $83.2 million as of June 30, 2013 and $89.1 million as of December 31, 2012. The decrease in backlog is due to an adjustment for the impact of the termination of a portion of an existing Behavioral Analytics contract partially offset by year-to-date bookings.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category. For the three months and six months ended June 30, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. For the three months and six months ended June 30, 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing and discontinued operations.

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

Second Quarter of 2013 Compared with Second Quarter of 2012

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue remained constant at $7.9 million in the second quarter of both 2013 and 2012.

Behavioral Analytics revenue remained constant at $7.6 million in the second quarter of both 2013 and 2012.

Other revenue was $0.3 million in the second quarter of 2013 and was $0.4 million in the second quarter of 2012.

The Company’s top five clients accounted for 72% of total revenue in the second quarter of 2013 and 70% of total revenue in the second quarter of 2012. The top 10 clients accounted for 91% of total revenue in the second quarter of 2013 and 93% of total revenue in the second quarter of 2012. In the second quarter of 2013 and 2012, there were four and three clients, respectively, that each accounted for 10% or more of total revenue. In the second quarter of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 20%, 16%, 15%, and 11% of total revenue, respectively. In the second quarter of 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Co. accounted for 20%, 18%, and 14% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $2.5 million, or 33% of Behavioral Analytics revenue in the second quarter of 2013, compared to $2.9 million, or 39% of Behavioral Analytics revenue, in the second quarter of 2012. The favorable decrease in cost and percentage was primarily due to improved productivity in our delivery organization resulting in lower compensation costs and better leverage of our cost structure supporting our subscription clients.

Cost of other revenue was $0.2 million, or 57% of Other revenue in the second quarter of 2013, compared to $0.2 million, or 50% of Other revenue, in the second quarter of 2012. The percentage increase was largely due to slightly lower Other revenue.

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

Sales, marketing and development expenses remained constant at $5.4 million in the second quarter of both 2013 and 2012.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.1 million, or 5%, to $2.1 million in the second quarter of 2013 from $2.0 million in the second quarter of 2012. This increase is due to higher compensation expense.

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

There were no severance and related costs in the second quarter of 2013. In the second quarter of 2012, the $14 thousand of expense was related to an adjustment for severance and related costs for the elimination of one position that occurred in the first quarter of 2012.

Depreciation and Amortization

Depreciation increased $0.1 million, to $0.9 million in the second quarter of 2013 compared to $0.8 million in the second quarter of 2012. The increase of $0.1 million in depreciation and amortization is primarily related to an increased rate of investment in the second quarter of 2013.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.2 million for the second quarter of 2013, compared to an operating loss of $3.4 million for the second quarter of 2012.

Interest and Other Expense, Net

Non-operating interest and other expense was $0.1 million of expense in the second quarter of both 2013 and 2012. In the second quarter of both 2013 and 2012, the $0.1 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the second quarters of 2013 and 2012. As of June 30, 2013, total net deferred tax assets of $65.1 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss from Discontinued Operations

There was no loss from discontinued operations in the second quarter of 2013. The loss from discontinued operations of less than $0.1 million in the second quarter of 2012 was due to settlement costs relating to a former employee of the ICS Business Unit.

Net Loss Available to Common Stockholders

We reported net loss available to common stockholders of $3.5 million in the second quarter of 2013 compared to net loss available to common stockholders of $3.7 million in the second quarter of 2012. Accrued dividends to holders of our Series B Stock were $0.1 million in the second quarters of 2013 and 2012. In the second quarter of 2013, there was net loss of $0.21 per share on a basic and diluted basis, compared to net loss of $0.23 per share on a basic and diluted basis in the second quarter of 2012.

First Six Months of 2013 Compared with First Six Months of 2012

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $0.4 million, or 2%, to $16.4 million in the first six months of 2013, from $16.8 million in the first six months of 2012.

Behavioral Analytics revenue was $15.8 million in the first six months of 2013 and was $16.1 million in the first six months of 2012. The $0.3 million, or 2%, decrease in Behavioral Analytics revenue in the first six months of 2013 was primarily due to the completion of a few subscription contracts, partially offset by revenue associated with new client agreements and expansion at several existing clients.

Other revenue remained constant at $0.7 million in the first six months of 2013 and 2012.

The Company’s top five clients accounted for 68% of total revenue in the first six months of 2013 and 2012. The top 10 clients accounted for 90% of total revenue in the first six months of 2013 and 91% of total revenue in the first six months of 2012. In the first six months of 2013 and 2012, there were four clients that accounted for 10% or more of total revenue. In the first six months of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 19%, 15%, 14%, and 10% of total revenue, respectively. In the first six months of 2012, Vangent, Inc., Allstate Insurance Company, Progressive Casualty Insurance Co., and Health Care Service Corporation accounted for 19%, 17%, 13%, and 10% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $5.2 million, or 33% of Behavioral Analytics revenue in the first six months of 2013, compared to $6.1 million, or 38% of Behavioral Analytics revenue, in the first six months of 2012. The favorable decrease in cost and percentage was primarily due to lower Behavioral Analytics revenue, improved productivity in our Delivery organization resulting in lower compensation costs and better leverage of our cost structure supporting our subscription clients.

Cost of other revenue was $0.4 million, or 53% of Other revenue in the first six months of 2013, compared to $0.4 million, or 54% of Other revenue, in the first six months of 2012. The favorable percentage decrease was largely due to lower compensation expense.

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

Sales, marketing and development expenses increased $1.0 million, or 9%, to $11.6 million in the first six months of 2013 from $10.6 million in the first six months of 2012. This increase is due to higher compensation combined with decreased cost transfer to Cost of services due to lower cost deferrals and improved margins.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.4 million, or 11%, to $4.4 million in the first six months of 2013 from $4.0 million in the first six months of 2012. This increase is due to higher compensation expense.

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

There were no severance and related costs in the first six months of 2013. In the first six months of 2012, the $0.7 million of expense was related to severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation increased $0.3 million, to $1.9 million in the first six months of 2013 compared to $1.6 million in the first six months of 2012. The increase of $0.3 million in depreciation and amortization is primarily related to an increased rate of investment for the first six months of 2013.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $7.0 million for the first six months of 2013, compared to an operating loss of $6.6 million for the first six months of 2012.

Interest and Other Expense, Net

Non-operating interest and other expense was $0.2 million of expense in the first six months of 2013 and 2012. In the first six months of 2013 and 2012, the $0.2 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $0.2 million in the first six months of 2013 and the tax provision was less than $0.1 million in the first six months of 2012. The income tax benefit was due to a favorable tax ruling on a previously accrued income tax liability. As of June 30, 2013, total net deferred tax assets of $65.1 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Loss from Discontinued Operations

There was no loss from discontinued operations in the first six months of 2013. The loss from discontinued operations of $0.1 million in the first six months of 2012 was due to settlement costs relating to a former employee of the ICS Business Unit.

Net Loss Available to Common Stockholders

We reported net loss available to common stockholders of $7.3 million in the first six months of 2013 compared to net loss available to common stockholders of $7.2 million in the first six months of 2012. Accrued dividends to holders of our Series B Stock were $0.3 million in the first six months of 2013 and 2012. In the first six months of 2013, there was net loss of $0.44 per share on a basic and diluted basis, compared to net loss of $0.46 per share on a basic and diluted basis in the first six months of 2012.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of June 30, 2013, our principal capital resources consisted of our cash and cash equivalents balance of $10.9 million, which includes $0.2 million in foreign bank accounts.

The decrease in cash during the first six months of 2013 was primarily the result of the net loss before non-cash items, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by proceeds from our revolving line of credit agreement. Prior to June 30, 2012, restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Credit Facility” description below.

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

Cash Flows from Operating Activities

Net cash used in operating activities of continuing operations during the first six months of 2013 and 2012 was $3.3 million and $7.3 million, respectively. During the first six months of 2013, cash outflows of $3.3 million from operating activities consisted primarily of the net loss before non-cash items of $1.8 million, a $1.3 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, and a $0.4 million increase in receivables reflecting an increase in Days Sales Outstanding (“DSO”).

During the first six months of 2012, cash outflows of $7.3 million from operating activities consisted primarily of the net loss before non-cash items of $2.9 million, a $4.1 million decrease in unearned revenue reflecting the recognition of previously deferred revenue partially offset by accounts receivable collections of $0.7 million.

There was no net cash used in operating activities of discontinued operations during the first six months of 2013. Net cash used in operating activities of discontinued operations during the first six months of 2012 was $0.2 million.

DSO was 33 days at June 30, 2013 compared to 26 days at December 31, 2012, an increase of seven days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of June 30, 2013, there were no outstanding liabilities for severance and related costs. See Note Six “Severance and Related Costs” of the “Notes to Condensed Consolidated Financial Statements”.

Cash Flows from Investing Activities

The Company used $0.9 million of cash in continuing investing activities during the first six months of 2013 compared to $0.9 million of cash in continuing investing activities during the first six months of 2012.

Capital expenditures were primarily used to purchase computer hardware and software during the first six months of 2013 and 2012, respectively. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2013 and plan on funding approximately $3.0 million to $3.8 million of these purchases with capital leases.

There was no net cash used in discontinued investing activities during the first six months of 2013 and 2012.

Cash Flows from Financing Activities

Net cash provided by continuing financing activities was $0.6 million during the first six months of 2013 compared to $0.5 million of cash used by the Company in continuing financing activities during the first six months of 2012.

Net cash proceeds of $0.6 million during the first six months of 2013 were primarily attributable to proceeds from our revolving line of credit agreement of $2.4 million, partially offset by: (i) $1.2 million of principal payments under our capital lease obligations and (ii) $0.7 million of cash used to acquire treasury stock.

Net cash outflows of $0.5 million during the first six months of 2012 were primarily attributable to: (i) $3.7 million to purchase shares of Series B stock, (ii) $1.1 million of principal payments under our capital lease obligations; (iii) $0.8 million of cash used to acquire treasury stock; and (iv) $0.3 million for cash dividend payments on Series B Stock partially offset by proceeds from our revolving line of credit agreement of $3.7 million and a decrease in restricted cash of $1.5 million. The treasury stock acquired in each year reflects shares that were obtained to meet employee tax obligations associated with stock award vestings.

There was no net cash used in discontinued financing activities during the first six months of 2013 and 2012.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. The Board of Directors did not declare a dividend payment on Series B Stock, which was accrued, for the dividend periods July 1, 2012 through December 31, 2012 and January 1, 2013 through June 30, 2013 (the aggregate amount of these dividends was approximately $0.6 million). A cash dividend on the Series B Stock of $0.3 million was paid on January 3, 2012, for the dividend period July 1, 2011 through December 31, 2011 and a cash dividend of $0.3 million was paid on July 2, 2012, for the period January 1, 2012 through June 30, 2012. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

Pursuant to a tender offer commenced in the first quarter of 2012, Mattersight purchased 19,758 shares of Series B Stock, at a price of $8.71 per share (representing $8.60 per share plus accrued and unpaid dividends), for an aggregate cost of approximately $172,092, excluding fees and expenses related to the tender offer. These shares represented approximately 1.2% of the Series B Stock outstanding as of April 13, 2012.

The Company expects to acquire between $0.4 million and $0.5 million of treasury stock during the third quarter of 2013 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $10.9 million as of June 30, 2013.

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

Credit Facility

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extends the maturity date of the revolving line to 2015; (ii) modifies the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable; (iii) provides for a varying interest rate based on the Company’s ratio of unrestricted cash to debt; and (iv) requires the Company to maintain a tangible net worth of at least three million dollars ($3,000,000). The terms and conditions of the Amended and Restated Credit Agreement are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary borrowers thereto, and Silicon Valley Bank (the “Credit Facility”).

The principal amount outstanding under the Credit Facility accrues interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. Upon execution of the Credit Facility, the Company paid a commitment fee, and in addition, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. There was $6.1 million outstanding under the Amended and Restated Credit Facility at June 30, 2013, which is accruing interest at a rate of 4.0%.

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

See Note Ten “Short-Term Debt” of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of June 30, 2013, four clients, Vangent, Inc., United HealthCare Services, Inc., Allstate Insurance Company, and CVS Pharmacy, Inc., accounted for 31%, 20%, 15%, and 13% of total gross accounts receivable, respectively. Of these amounts, we have collected 100% from Vangent, Inc., 62% from United HealthCare Services, Inc., 90% from Allstate Insurance Company, and 53% from CVS Pharmacy, Inc., through August 6, 2013. Of the total June 30, 2013 gross accounts receivable, we have collected 70% as of August 6, 2013. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of June 30, 2013 and December 31, 2012 were $2.9 million and $2.3 million, respectively. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $3.0 million to $3.8 million for fiscal year 2013 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of June 30, 2013. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$0.3	$0.3	$—	$—	$—
Operating leases	2.6	1.0	1.4	0.2	—
Capital leases	3.5	1.9	1.6	—	—
Purchase obligations	2.1	2.1	—	—	—

Total	$8.5	$5.3	$3.0	$0.2	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of June 30, 2013 and December 31, 2012.

Purchase Obligations

Purchase obligations include $1.4 million of commitments reflected as liabilities on our balance sheet as of June 30, 2013, as well as $0.8 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2012, purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet, as well as $0.9 million of non-cancellable obligations to purchase goods or services in the future.

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

There have been no material changes in market risk as of June 30, 2013 from that described in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

As of the last business day of our second fiscal quarter (June 30, 2013), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Rule 12b-2”), was less than $50 million. As such, we became a smaller reporting company (as defined in Rule 12b-2) on such date. In addition to being a smaller reporting company, we will continue to be an accelerated filer (as defined in Rule 12b-2) through the end of the fiscal year. At the end of our fiscal year, we will cease to be an accelerated filer and will only be a smaller reporting company.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, we completed the implementation of a new accounting and management information system. There have been no changes in Mattersight’s internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the second quarter of 2013. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock awarded under the Salary Replacement Program or vestings under other stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2013 – April 30, 2013	—	$—
May 1, 2013 – May 31, 2013	101,812	$3.75
June 1, 2013 – June 30, 2013	42,510	$2.93

Total	144,322	$3.51

Item 6.	Exhibits

10.1	Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated May 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 4, 2013).

10.2	First Amendment to Executive Employment Agreement, dated July 1, 2013, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on July 3, 2013).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mattersight Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of May 9, 2013) (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 13, 2013).

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, and (v) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2013.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH
Mark Iserloth
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ WILLIAM B. NOON
William B. Noon
Vice President of Finance
(Duly authorized signatory and
Principal Accounting Officer)