Form 10-Q
period 2013-09-30
Mattersight Corp
filed 2013-11-07
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2013 was 17,362,740.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS:
Current Assets:
Cash and cash equivalents	$13,740	$14,419
Receivables (net of allowances of $14 and $12)	2,209	2,568
Prepaid expenses	4,000	4,359
Other current assets	380	305

Total current assets	20,329	21,651
Equipment and leasehold improvements, net	5,487	4,727
Goodwill	972	972
Intangibles, net	257	236
Other long-term assets	4,627	3,776

Total assets	$31,672	$31,362

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current Liabilities:
Short-term debt	$3,696	$3,703
Accounts payable	732	781
Accrued compensation and related costs	1,218	1,335
Unearned revenue	10,830	5,853
Other current liabilities	3,876	2,889

Total current liabilities	20,352	14,561
Long-term unearned revenue	1,466	2,374
Other long-term liabilities	1,861	1,231

Total liabilities	23,679	18,166

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,649,122 and 1,649,201 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, with a liquidation preference of $9,146 and $8,705 at September 30, 2013 and December 31, 2012, respectively	8,411	8,411
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 18,919,276 and 18,407,848 shares issued at September 30, 2013 and December 31, 2012, respectively; and 17,362,740 and 17,114,880 outstanding at September 30, 2013 and December 31, 2012, respectively	189	184
Additional paid-in capital	222,035	216,667
Accumulated deficit	(210,629)	(201,000)
Treasury stock, at cost, 1,556,536 and 1,292,968 shares at September 30, 2013 and December 31, 2012, respectively	(7,974)	(7,027)
Accumulated other comprehensive loss	(4,039)	(4,039)

Total stockholders’ (deficit) equity	(418)	4,785

Total liabilities and stockholders’ (deficit) equity	$31,672	$31,362

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Revenue:
Behavioral Analytics revenue	$8,307	$7,682	$24,067	$23,795
Other revenue	302	308	973	1,029

Total services revenue	8,609	7,990	25,040	24,824
Reimbursed expenses	56	114	187	314

Total revenue	8,665	8,104	25,227	25,138
Operating expenses:
Cost of Behavioral Analytics revenue	2,721	2,828	7,958	8,963
Cost of other revenue	163	155	517	546

Cost of services	2,884	2,983	8,475	9,509
Reimbursed expenses	56	114	187	314

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,940	3,097	8,662	9,823
Sales, marketing and development	4,878	5,940	16,502	16,571
General and administrative	2,241	1,951	6,625	5,914
Severance and related costs	154	—	154	693
Depreciation and amortization	950	946	2,829	2,568

Total operating expenses	11,163	11,934	34,772	35,569

Operating loss	(2,498)	(3,830)	(9,545)	(10,431)
Interest and other expense, net	(125)	(88)	(313)	(303)

Loss from continuing operations before income taxes	(2,623)	(3,918)	(9,858)	(10,734)
Income tax (provision) benefit	(10)	(9)	229	(30)

Loss from continuing operations	(2,633)	(3,927)	(9,629)	(10,764)
Income from discontinued operations, net of tax	—	332	—	228

Net loss	(2,633)	(3,595)	(9,629)	(10,536)
Series B Stock fair value over stated value	—	—	—	(69)
Dividends related to Series B Stock	(147)	(147)	(441)	(444)

Net loss available to Common Stock holders	$(2,780)	$(3,742)	$(10,070)	$(11,049)

Per share of Common Stock:
Basic loss from continuing operations	$(0.17)	$(0.25)	$(0.61)	$(0.71)

Basic income from discontinued operations	$—	$0.02	$—	$0.01

Basic net loss available to Common Stock holders	$(0.17)	$(0.23)	$(0.61)	$(0.69)

Per share of Common Stock:
Diluted loss from continuing operations	$(0.17)	$(0.25)	$(0.61)	$(0.71)

Diluted income from discontinued operations	$—	$0.02	$—	$0.01

Diluted net loss available to Common Stock holders	$(0.17)	$(0.23)	$(0.61)	$(0.69)

Shares used to calculate basic net loss per share	16,758	16,069	16,515	15,928

Shares used to calculate diluted net loss per share	16,758	16,069	16,515	15,928

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$149	$3	$208	$14
Sales, marketing and development	943	524	3,094	1,778
General and administrative	596	342	1,653	1,056
Severance and related costs	29	—	29	268

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Net loss	$(2,633)	$(3,595)	$(9,629)	$(10,536)
Other comprehensive loss:
Effect of currency translation	5	(1)	—	(3)

Comprehensive net loss	$(2,628)	$(3,596)	$(9,629)	$(10,539)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	September 30, 2013	September 29, 2012
Cash Flows from Operating Activities:
Net loss	$(9,629)	$(10,536)
Less: net income from discontinued operations	—	228

Net loss from continuing operations	(9,629)	(10,764)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,829	2,568
Stock-based compensation	4,955	2,848
Severance and related costs	29	268
Change in fair value of warrant liability	(43)	—
Other	2	2
Changes in assets and liabilities:
Receivables	357	(421)
Prepaid expenses	233	(344)
Other assets	(65)	(219)
Accounts payable	(49)	557
Accrued compensation and related costs	(117)	(162)
Unearned revenue	4,069	(6,044)
Other liabilities	486	86

Total Adjustments	12,686	(861)

Net cash provided by (used in) continuing operations	3,057	(11,625)
Net cash used in discontinued operations	—	(179)

Net cash provided by (used in) operating activities	3,057	(11,804)

Cash Flows from Investing Activities:
Capital expenditures and other	(1,168)	(1,777)

Net cash used in continuing investing activities	(1,168)	(1,777)
Net cash used in discontinued investing activities	—	—

Net cash used in investing activities	(1,168)	(1,777)

Cash Flows from Financing Activities:
Proceeds from line of credit	2,400	3,691
Repayments from line of credit	(2,400)	—
Decrease in restricted cash	—	1,500
Proceeds from stock compensation and employee stock purchase plans, net	106	455
Purchase of shares of Series B Stock	—	(3,743)
Principal payments under capital lease obligations	(1,723)	(1,685)
Acquisition of treasury stock	(947)	(942)
Payment of Series B Stock dividends	—	(595)
Fees from issuance of Common Stock	—	(49)

Net cash used in continuing financing activities	(2,564)	(1,368)
Net cash used in discontinued financing activities	—	—

Net cash used in financing activities	(2,564)	(1,368)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(4)	2
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	(4)	2

Decrease in cash and cash equivalents	(679)	(14,947)
Cash and cash equivalents, beginning of period	14,419	29,408

Cash and cash equivalents of continuing operations, end of period	$13,740	$14,461

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,767	$1,331
Capital equipment purchased on credit	2,767	1,331
Fair value of warrants classified as liability	617	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$295	$294

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 30, 2013 and December 31, 2012, the condensed consolidated results of our operations for the three months and nine months ended September 30, 2013 and September 29, 2012, the condensed consolidated statements of our comprehensive loss for the three months and nine months ended September 30, 2013 and September 29, 2012, and our condensed consolidated cash flows for the nine months ended September 30, 2013 and September 29, 2012, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 14, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In accordance with ASC 480-10 (“Distinguishing Liabilities from Equity”), the Company classified warrants as a liability. The liability is remeasured to fair value at each subsequent reporting date. Increases in fair value are recorded as losses on our condensed consolidated statement of operations, while decreases are recorded as gains. If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity. Fair value of the warrants was measured using a Monte Carlo option pricing model and in applying this model certain assumptions were used. See Note Thirteen, “Stock Warrants”.

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

The following table summarizes the components included within income from discontinued operations, net of tax, within the Company’s Condensed Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Net sales	$—	$—	$—	$—
Total expenses	—	—	—	(0.1)
Benefit for income taxes	—	0.3	—	0.3

Income from discontinued operations	$—	$0.3	$—	$0.2

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. For the three months and nine months ended September 30, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. For the three months and nine months ended September 29, 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing and discontinued operations. Included in discontinued operations income tax provision for the three and nine months ended September 29, 2012 is a tax benefit of $0.3 million due to a favorable ruling from the Internal Revenue Service. The Company no longer anticipates any impact on income from discontinued operations due to the sale of the ICS Business Unit.

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

Marketing Managed Services revenue is derived from marketing application hosting. This revenue is generally in the form of fixed monthly fees received from the Company’s clients and is recognized as the services are performed for the client. Any related setup fee is recognized over the term of the hosting contract.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Stock-based compensation expense (in millions)	$1.7	$0.9	$5.0	$2.8

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of September 30, 2013, there were a total of 1,413,493 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock award activity was as follows for the nine months ended September 30, 2013:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2012	821,363	$6.81

Granted	173,661	$4.56
Vested	(279,383)	$6.34
Forfeited	(192,414)	$6.62

Nonvested balance at September 30, 2013	523,227	$6.39

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Total fair value of restricted and installment stock awards vested	$0.3	$0.5	$1.1	$3.1
Compensation expense related to restricted stock awards	0.6	0.5	1.7	1.9

As of September 30, 2013, there remained $2.6 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.4 years.

Stock Options

Option activity was as follows for the nine months ended September 30, 2013:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2012	1,766,236	$9.03

Granted	417,500	$4.54
Exercised	(4,498)	$3.47
Forfeited	(100,625)	$5.70

Outstanding as of September 30, 2013	2,078,613	$8.31

Exercisable as of September 30, 2013	1,243,477	$10.13

Outstanding intrinsic value at September 30, 2013 (in millions)	$—

Exercisable intrinsic value at September 30, 2013 (in millions)	$—

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Compensation expense related to option awards (in millions)	$0.3	$0.3	$0.9	$0.8

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Total fair value of stock options vested	$0.4	$0.2	$0.9	$0.7
Intrinsic value of stock options exercised	—	0.1	—	0.3
Proceeds received from option exercises	—	0.1	—	0.3

As of September 30, 2013, there remained $2.7 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

The fair value for options granted for the nine months ended September 30, 2013 and September 29, 2012 was estimated on the date of grant using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all option grants issued:

	For the Nine Months Ended
	September 30, 2013	September 29, 2012
Risk-free interest rates	0.62%	0.58%
Expected dividend yield	—	—
Expected volatility	67%	67%
Expected lives	6 years	6 years

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

The purchase period opens on the first day and ends on the last business day of each calendar quarter. The shares of Common Stock issued under the ESPP were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 29, 2012	September 30, 2013	September 29, 2012
Shares of Common Stock issued	10,242	6,918	31,463	21,221

Expense related to ESPP (in thousands)	$8	$12	$27	$36

The fair value for ESPP purchases for the nine months ended September 30, 2013 and September 29, 2012 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Nine Months Ended
	September 30, 2013	September 29, 2012
Risk-free interest rates	0.06%	0.05%
Expected dividend yield	—	—
Expected volatility	42%	46%
Expected lives	0.25 years	0.24 years

Salary Replacement Program

On May 9, 2013, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the Salary Replacement Program (the “Program”) to be effective from July 1, 2013 through June 30, 2014 (the “Effective Period”). Participation was mandatory for any employee whose annual base salary was equal to or greater than $125,000 (each such employee, a “Participant”). Under the Program, Participants received periodic grants of unrestricted Common Stock (subject to Compensation Committee approval of each grant to the executive officers) in exchange for a 25% reduction in the cash salaries otherwise payable to Participants.

On August 7, 2013, the Compensation Committee terminated the Program. The Company no longer reduces cash salaries for periodic grants of unrestricted Common Stock. Effective October 1, 2013, the Company’s executive officers and other affected employees received their full salaries in cash.

A total of 146,267 shares of Common Stock were granted to employees under the Program during the nine months ended September 30, 2013. The Company recorded $0.6 million of expense for the Program during the three months and nine months ended September 30, 2013.

Commissions

The Company paid commissions with shares of unrestricted Common Stock from May 2013 to July 2013. A total of 149,364 and 345,324 shares of unrestricted Common Stock were granted to employees in payment of earned commissions during the three months and nine months ended September 30, 2013. In connection therewith, the Company recorded $0.1 million and $0.4 million of expense during the three months and nine months ended September 30, 2013.

Note Six — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

For the three months and nine months ended September 30, 2013, the Company recorded $0.2 million of expense related to severance and related costs for the elimination of one position. For the three months ended September 29, 2012, there was no expense related to severance and related costs. For the nine months ended September 29, 2012, the Company recorded $0.7 million of expense related to severance and related costs for the elimination of one position.

For the nine months ended September 30, 2013, the Company made cash payments of $0.2 million related to cost-reduction actions and facility operating expense. During the nine months ended September 29, 2012, the Company made cash payments of $0.7 million related to cost-reduction actions and facility operating expense.

The severance and related costs and their utilization for the nine months ended September 30, 2013 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, December 31, 2012	$—	$—	$—

Charges	0.2	—	0.2
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.2	—	0.2
Payments	(0.2)	—	(0.2)
Other	—	—	—

Balance, September 30, 2013	$—	$—	$—

As of September 30, 2013, there was no amount reserved for severance and related costs.

The severance and related costs and their utilization for the nine months ended September 29, 2012 was as follows:

	Employee
(In millions)	Severance	Facilities	Total
Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments charged to severance and related costs	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)
Other	—	—	—

Balance, September 29, 2012	$—	$—	$—

As of September 29, 2012, there was no amount reserved for severance and related costs.

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

	As of
(In millions)	September 30, 2013	December 31, 2012
Deferred costs	$1.3	$1.8
Prepaid commissions	1.3	1.7
Other	1.4	0.9

Total	$4.0	$4.4

Note Eight — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and nine months ended September 30, 2013 was $45 thousand and $ 144 thousand, respectively, and will be $175 thousand annually thereafter. Amortization expense of intangible assets for the three months and nine months ended September 29, 2012 was $29 thousand and $62 thousand, respectively. There was an impairment charge of $14 thousand for the three months and nine months ended September 30, 2013. There was an impairment charge of $2 thousand for the nine months ended September 29, 2012.

	As of
(In millions)	September 30, 2013	December 31, 2012
Gross intangible assets	$3.1	$2.9
Accumulated amortization of intangible assets	(2.8)	(2.7)

Total	$0.3	$0.2

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	September 30,	December 31,
(In millions)	2013	2012
Prepaid commissions	$1.9	$1.7
Deferred costs	1.8	1.8
Other	0.9	0.3

Total	$4.6	$3.8

Note Ten — Short-Term Debt

On August 19, 2013, the Company and its wholly-owned subsidiaries entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). The Credit Facility is subordinated to the Company’s existing $10.0 million credit facility with Silicon Valley Bank described below and, in combination therewith, increases the Company’s aggregate lines of credit to $15.0 million as of September 30, 2013. The Credit Facility provides for (a) a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”) and (b) a $2.0 million convertible term loan (the “Tranche B Facility”), which, if advanced, would be funded in two tranches of $1.0 million, each evidenced by a convertible promissory note (each, a “Convertible Note”) maturing five years following the issuance thereof. The Company has not drawn on the Credit Facility as of September 30, 2013.

With respect to the Tranche A Facility, the Company paid a commitment fee upon closing the Credit Facility of $60 thousand, equal to two percent (2.0%) of the Tranche A Facility commitment, and will pay an annual commitment fee of one percent (1.0%) of the Tranche A Facility commitment in each of 2014 and 2015 and (b) with respect to the Tranche B Facility, the Company paid a commitment fee upon closing the Credit Facility of $20 thousand, equal to one percent (1.0%) of the Tranche B Facility commitment, and will pay one percent (1.0%) of the Tranche B Facility commitment upon the advance of each Convertible Note. Furthermore, the principal amount outstanding under the Credit Facility, if drawn upon, will accrue interest at a fixed annual rate equal to nine and three quarters percent (9.75%) per annum, payable monthly, which, if the Company meets certain earnings and EBITDA targets, will be reduced to eight and three quarters percent (8.75%) per annum, payable monthly.

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extends the maturity date of the $10.0 million revolving line to 2015; (ii) modifies the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable; (iii) provides for a varying interest rate based on the Company’s ratio of unrestricted cash to debt; and (iv) requires the Company to maintain a tangible net worth of at least $3.0 million dollars. The terms and conditions of the Amended and Restated Credit Facility are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary borrowers thereto, and Silicon Valley Bank. The $3.7 million principal amount outstanding under the Amended and Restated Credit Facility will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, payable monthly. In addition, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears.

Short-term debt was $3.7 million as of September 30, 2013 and interest expense for the three months and nine months ended September 30, 2013 was $38 thousand and $120 thousand, respectively. The current interest rate for the quarter ended September 30, 2013 was 4%. The Company was in compliance with all its debt covenants under the Credit Facility and the Amended and Restated Credit Facility as of September 30, 2013.

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	September 30, 2013	September 29, 2012
Loss from continuing operations	$(2.6)	$(3.9)
Dividends related to Series B Stock(1)	(0.2)	(0.1)

Loss from continuing operations available to Common Stock holders	(2.8)	(4.0)
Income from discontinued operations	—	0.3

Net loss available to Common Stock holders	$(2.8)	$(3.7)

Per common share:
Basic/diluted loss from continuing operations	$(0.17)	$(0.25)

Basic/diluted income from discontinued operations	$—	$0.02

Basic/diluted net loss available to Common Stock holders	$(0.17)	$(0.23)

(In thousands)
Weighted average shares of Common Stock outstanding	16,758	16,069

Currently antidilutive Common Stock equivalents(2)	1,705	1,551

	For the Nine Months Ended
(In millions)	September 30, 2013	September 29, 2012
Loss from continuing operations	$(9.7)	$(10.8)
Series B Stock fair value over stated value	—	(0.1)
Dividends related to Series B Stock(1)	(0.4)	(0.4)

Loss from continuing operations available to Common Stock holders	(10.1)	(11.3)
Income from discontinued operations	—	0.2

Net loss available to Common Stock holders	$(10.1)	$(11.1)

Per common share:
Basic/diluted loss from continuing operations	$(0.61)	$(0.71)

Basic/diluted income from discontinued operations	$—	$0.01

Basic/diluted net loss available to Common Stock holders	$(0.61)	$(0.69)

(In thousands)
Weighted average shares of Common Stock outstanding	16,515	15,928

Currently antidilutive Common Stock equivalents(2)	1,659	2,184

(1)	The Board of Directors did not declare a dividend payment on the 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”), which was accrued, for the dividend periods July 1, 2012 through December 31, 2012 and January 1, 2013 through June 30, 2013 (the aggregate amount of these dividends was approximately $0.6 million). The Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012; the semi-annual dividend payment of $0.3 million for such period was paid on July 2, 2012.
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Twelve — Leases

Capital Leases

The Company acquired $2.8 million and $1.3 million of computer equipment and leasehold improvements using capital leases during the first nine months of 2013 and 2012, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $1.7 million of depreciation on capital leases in both the first nine months of 2013 and 2012. All capital leases are for terms of either thirty or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2013:

(In millions)
Year	Amount
2013	$0.5
2014	1.8
2015	1.2
2016	0.1

Total minimum lease payments	$3.6
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.4
Less: amount representing interest	(0.4)

Present value of minimum lease payments	$3.0

Capital leases consisted of the following:

	As of
(In millions)	September 30, 2013	December 31, 2012
Other current liabilities	$1.6	$1.6
Other long-term liabilities	1.4	0.7

Total	$3.0	$2.3

Note Thirteen — Stock Warrants

The Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank warrants (the “PfG Warrants”) to purchase up to $600 thousand of Common Stock. The PfG Warrants were issued in connection with the execution of the Credit Facility, and the Company received the sum of approximately $4 thousand, which the parties agreed was fair consideration for the PfG Warrants, in connection with such issuance.

The holders of the PfG Warrants (or their permitted successors and assigns), are entitled to exercise or exchange the PfG Warrants at any time through August 19, 2018, for the number of duly authorized, validly issued, fully paid and non-assessable shares of Common Stock as up to $600 thousand would purchase at the exercise price (described below), upon the terms and subject to the provisions of the PfG Warrants. The exercise price of the PfG Warrants is equal to the lesser of (a) $2.79 and (b) the 10-Day VWAP as of the date that is 6 months following the issue date thereof.

The Company also granted warrants (the “Conditional Warrants”) to PfG to purchase up to $2.0 million of Common Stock, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (i) the Tranche B Facility is advanced and (ii) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. The Conditional Warrants may be exercised only in an amount equal to the principal amount of such prepayment. As of September 30, 2013, the Tranche B Facility had not been advanced.

The PfG Warrants and the Conditional Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants and the Conditional Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants and the Conditional Warrants, nor the shares of Common Stock issuable upon exercise of the PfG Warrants and the Conditional Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws.

A summary of the status of the Warrants at September 30, 2013, and the changes during the nine months then ended, is presented in the following table:

	Issue Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Outstanding as of December 31, 2012	—	—	—	—
Granted	August 19, 2013	Number of Shares as up to $600,000 would purchase at the Exchange Price, subject to adjustment	Lower of $2.79 And 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018
Exercised	—	—
Expired	—	—

Outstanding as of September 30, 2013		Number of Shares as up to $600,000 would purchase at the Exchange Price, subject to adjustment	Lower of $2.79 And 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018

Exercisable as of September 30, 2013		Number of Shares as up to $600,000 would purchase at the Exchange Price, subject to adjustment	Lower of $2.79 And 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option-pricing model and the following assumptions:

	September 30, 2013	August 19, 2013
Risk-free interest rates	1.39%	1.39%
Expected dividend yield	—	—
Expected volatility	58%	59%
Expected lives	4.9 years	5.0 years
Weighted average stock price	$3.70	$3.90

Note Fourteen — Segment Information

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at September 30, 2013 Using
	Total carrying	Quoted Prices in	Other	Significant
	at September 30,	Active Markets	Observable	Unobservable
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)
Money market fund	$13.0	$13.0	$—	$—
Warrant liability	0.6	—	—	0.6

	Fair Value Measurements at December 31, 2012 Using
	Total carrying	Quoted Prices in	Other	Significant
	at December 31,	Active Markets	Observable	Unobservable
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
Money market fund	$13.4	$13.4	$—	$—

The following table represents the activity in the Company’s Level 3 warrants during the three months ended September 30, 2013:

(In millions)	September 30, 2013
Level 3 warrants, beginning of period	$—
Addition — PfG Warrants, initial fair value	0.6
Change in fair value of warrant liability	—

Level 3 warrants, end of period	$0.6

Note Sixteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of September 30, 2013 and December 31, 2012 due to the short-term nature of these instruments.

Note Seventeen — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note Eighteen — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of September 30, 2013.

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

Through the performance of Behavioral Analytics, the Company generates two types of revenue:

(1)	Managed services revenue, which is recurring, annuity revenue from long-term (generally three- to five-year) contracts and pilots, which are shorter-term (generally three to twelve months), and includes subscription and amortized deployment revenue; and

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

Business Outlook

Based upon Mattersight’s business development efforts and third-party market research, we believe there has been a fundamental shift in the way large enterprises view data. The trends suggest that large enterprises today appreciate that there is value in data that can be derived from their front and back offices, but they have not yet established efficient and effective methods to capture, analyze, and create value from this data. We seek to help large enterprises capitalize on this data with our Behavioral Analytics solutions and, as a leader in this rapidly growing market, we believe we are uniquely positioned to capitalize on this opportunity. We believe the market potential in the U.S. for enterprise analytics, including our current offerings, is significant and we estimate it to be less than 5% penetrated.

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

Managed Services Backlog

The Behavioral Analytics Managed services backlog was $81.1 million as of September 30, 2013 and $89.1 million as of December 31, 2012. This decrease in backlog is due to the value of Behavioral Analytics revenue in the first nine months of 2013 combined with an adjustment for the impact of the termination of a portion of an existing contract exceeding the amount of Behavioral Analytics contracts signed in the first nine months of 2013.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category. For the three months and nine months ended September 30, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. For the three months and nine months ended September 29, 2012, the intraperiod allocation was not applicable because we had a pretax loss in both continuing and discontinued operations.

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

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Form 10-K for the year ended December 31, 2012, as well as the following:

•	Uncertainties associated with the attraction of, and the ability to execute contracts with, new clients, the continuation of existing, and execution of new, engagements with existing clients, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;

•	Management of the other risks associated with complex client projects and new service offerings, including execution risk; and

•	Management of growth and development of, and introduction of, new service offerings.

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

Third Quarter of 2013 Compared with Third Quarter of 2012

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased $0.6 million, or 8%, to $8.6 million in the third quarter of 2013 from $8.0 million in the third quarter of 2012. The increase in revenue was mainly due to the payment by a customer of an early termination fee in the third quarter of 2013, in connection with the cancellation of a contract.

Behavioral Analytics revenue increased $0.6 million, or 8%, to $8.3 million in the third quarter of 2013 from $7.7 million in the third quarter of 2012. The increase in revenue was mainly due to the payment by a customer of an early termination fee in the third quarter of 2013, in connection with the cancellation of a contract.

Other revenue remained constant at $0.3 million in the third quarter of both 2013 and 2012.

The Company’s top five clients accounted for 68% of total revenue in the third quarter of 2013 and 65% of total revenue in the third quarter of 2012. The top 10 clients accounted for 91% of total revenue in the third quarter of 2013 and 89% of total revenue in the third quarter of 2012. In the third quarter of 2013 and 2012, there were four and three clients, respectively, that each accounted for 10% or more of total revenue. In the third quarter of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 20%, 16%, 13%, and 11% of total revenue, respectively. In the third quarter of 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Company accounted for 20%, 14%, and 13% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $2.7 million, or 33% of Behavioral Analytics revenue in the third quarter of 2013, compared to $2.8 million, or 37% of Behavioral Analytics revenue, in the third quarter of 2012. The favorable decrease in cost and percentage was primarily due to improved productivity in our delivery organization resulting in lower compensation costs and better leverage of our cost structure supporting our subscription clients.

Cost of other revenue was $0.2 million, or 54% of Other revenue in the third quarter of 2013, compared to $0.2 million, or 50% of Other revenue, in the third quarter of 2012.

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

Sales, marketing and development expenses decreased $1.0 million, or 18%, to $4.9 million in the third quarter of 2013 from $5.9 million in the third quarter of 2012. This decrease is primarily related to lower headcount versus the prior period.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.2 million, or 15%, to $2.2 million in the third quarter of 2013 from $2.0 million in the third quarter of 2012. This increase is due to slightly higher compensation expense and increased legal expense.

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

In the third quarter of 2013, there was $0.2 million of expense which was related to severance and related costs for the elimination of one position. There were no severance and related costs in the third quarter of 2012.

Depreciation and Amortization

Depreciation and amortization remained constant at $0.9 million in the third quarter of both 2013 and 2012.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $2.5 million for the third quarter of 2013, compared to an operating loss of $3.8 million for the third quarter of 2012.

Interest and Other Expense, Net

Non-operating interest and other expense was $0.1 million for both the third quarters of 2013 and 2012. In the third quarter of 2013 and 2012, the expense was primarily related to interest expense on our short-term debt and capital lease obligation.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the third quarters of 2013 and 2012. As of September 30, 2013, total net deferred tax assets of $67.2 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

There was no income from discontinued operations in the third quarter of 2013. The income from discontinued operations was $0.3 million in the third quarter of 2012 due to a favorable IRS ruling on a previously accrued income tax liability.

Net Loss Available to Common Stockholders

We reported net loss available to holders of our Common Stock of $2.8 million in the third quarter of 2013 compared to net loss available to holders of our Common Stock of $3.7 million in the third quarter of 2012. Accrued dividends to holders of our Series B Stock were $0.1 million in the third quarters of 2013 and 2012. In the third quarter of 2013, there was net loss of $0.17 per share on a basic and diluted basis, compared to net loss of $0.23 per share on a basic and diluted basis in the third quarter of 2012.

First Nine Months of 2013 Compared with First Nine Months of 2012

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased $0.2 million, or 1%, to $25.0 million in the first nine months of 2013, from $24.8 million in the first nine months of 2012.

Behavioral Analytics revenue was $24.1 million in the first nine months of 2013 and was $23.8 million in the first nine months of 2012. The $0.3 million, or 1%, increase in Behavioral Analytics revenue in the first nine months of 2013 was primarily due to revenue associated with new client agreements, expansion at several existing clients and the payment by a customer of an early termination fee in connection with the cancellation of a contract.

Other revenue remained constant at $1.0 million in the first nine months of 2013 and 2012.

The Company’s top five clients accounted for 68% of total revenue in the first nine months of 2013 and 67% of total revenue in the first nine months of 2012. The top 10 clients accounted for 90% of total revenue in the first nine months of 2013 and 89% of total revenue in the first nine months of 2012. In the first nine months of 2013, there were four clients that accounted for 10% or more of total revenue, whereas three clients accounted for 10% or more of total revenue in the first nine months of 2012. In the first nine months of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 19%, 15%, 14%, and 11% of total revenue, respectively. In the first nine months of 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Company accounted for 19%, 16%, and 13% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $8.0 million, or 33% of Behavioral Analytics revenue in the first nine months of 2013, compared to $9.0 million, or 38% of Behavioral Analytics revenue, in the first nine months of 2012. The favorable decrease in cost and percentage was primarily due to improved productivity in our Delivery organization resulting in lower compensation costs and better leverage of our cost structure supporting our subscription clients.

Cost of other revenue was $0.5 million, or 53% of Other revenue in both the first nine months of 2013 and 2012.

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

Sales, marketing and development expenses decreased $0.1 million, to $16.5 million in the first nine months of 2013 from $16.6 million in the first nine months of 2012. This decrease is primarily due to lower compensation expense.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.7 million, or 12%, to $6.6 million in the first nine months of 2013 from $5.9 million in the first nine months of 2012. This increase is primarily due to higher compensation expense.

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

In the first nine months of 2013, there was $0.2 million of expense which was related to severance and related costs for the elimination of one position. In the first nine months of 2012, the $0.7 million of expense was related to severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, to $2.8 million in the first nine months of 2013 compared to $2.6 million in the first nine months of 2012. The increase of $0.2 million in depreciation and amortization is primarily related to an increased rate of investment for the first nine months of 2013.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $9.5 million for the first nine months of 2013, compared to an operating loss of $10.4 million for the first nine months of 2012.

Interest and Other Expense, Net

Non-operating interest and other expense was $0.3 million of expense in the first nine months of 2013 and 2012. In the first nine months of 2013 and 2012, the $0.3 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $0.2 million in the first nine months of 2013 and the tax provision was less than $0.1 million in the first nine months of 2012. The income tax benefit in the first nine months of 2013 was due to a favorable tax ruling on a previously accrued income tax liability. As of September 30, 2013, total net deferred tax assets of $67.2 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

There was no income from discontinued operations in the first nine months of 2013. The income from discontinued operations in the first nine months of 2012 was $0.2 million due to a favorable IRS ruling on a previously accrued income tax liability partially offset by settlement costs relating to a former employee of the ICS Business Unit.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $10.1 million in the first nine months of 2013 compared to net loss available to holders of Common Stock of $11.0 million in the first nine months of 2012. Accrued dividends to holders of our Series B Stock were $0.4 million in both the first nine months of 2013 and 2012. In the first nine months of 2013, there was net loss of $0.61 per share on a basic and diluted basis, compared to net loss of $0.69 per share on a basic and diluted basis in the first nine months of 2012.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of September 30, 2013, our principal capital resources consisted of our cash and cash equivalents balance of $13.7 million, which includes $0.2 million in foreign bank accounts.

The decrease in cash during the first nine months of 2013 was primarily the result of the net loss before non-cash items, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by a $4.1 million increase in unearned revenue. Prior to June 30, 2012, restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Credit Facility” description below.

The decrease in cash during the first nine months of 2012 was primarily the result of the net loss before non-cash items, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital expenditures, cash dividend payments on Series B Stock, acquisition of treasury stock, and capital lease principal payments, partially offset by an increase in accounts payable.

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations during the first nine months of 2013 was $3.1 million and cash used in operating activities of continuing operations during the first nine months of 2012 was $11.6 million. During the first nine months of 2013, net cash provided by operating activities consisted primarily of a $4.1 million increase in unearned revenue, partially offset by the net loss before non-cash items of $1.9 million.

During the first nine months of 2012, cash outflows of $11.6 million from operating activities consisted primarily of the net loss before non-cash items of $5.0 million and a $6.0 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, partially offset by an increase in accounts payable of $0.6 million.

There was no net cash used in operating activities of discontinued operations during the first nine months of 2013. Net cash used in operating activities of discontinued operations during the first nine months of 2012 was $0.2 million.

Days Sales Outstanding (“DSO”) was 23 days at September 30, 2013, compared to 26 days at December 31, 2012, an improvement of three days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of September 30, 2013, there were no outstanding liabilities for severance and related costs.

Cash Flows from Investing Activities

The Company used $1.2 million of cash in continuing investing activities during the first nine months of 2013 compared to $1.8 million of cash in continuing investing activities during the first nine months of 2012.

Capital expenditures were primarily used to purchase computer hardware and software during the first nine months of 2013 and 2012, respectively. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2013 and plan on funding approximately $3.0 million to $3.8 million of these purchases with capital leases.

There was no net cash used in discontinued investing activities during the first nine months of 2013 and 2012.

Cash Flows from Financing Activities

Net cash used in continuing financing activities was $2.6 million during the first nine months of 2013 compared to $1.4 million during the first nine months of 2012.

The $2.6 million of net cash used during the first nine months of 2013 was primarily attributable to: (i) $1.7 million of principal payments under our capital lease obligations and (ii) $0.9 million of cash used to acquire treasury stock.

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

There was no net cash used in discontinued financing activities during the first nine months of 2013 and 2012.

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

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the fourth quarter of 2013 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $13.7 million as of September 30, 2013.

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

Partners for Growth Credit Facility

On August 19, 2013, the Company and its wholly-owned subsidiaries entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). The Credit Facility is subordinated to the Company’s existing $10.0 million credit facility with Silicon Valley Bank described below and, in combination therewith, increases the Company’s aggregate lines of credit to $15.0 million as of September 30, 2013. The Credit Facility provides for (a) a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”) and (b) a $2 million convertible term loan (the “Tranche B Facility”), which, if advanced, would be funded in two tranches of $1.0 million, each evidenced by a convertible promissory note (each, a “Convertible Note”) maturing five years following the issuance thereof. Each Convertible Note would convert, at the option of the holder, into Common Stock at an exercise price of at least the 10-day volume weighted average per share of Common Stock (“10-Day VWAP”) as of the date on which such Note is issued. If issued, the Convertible Notes, and the shares of Common Stock to be issued upon exercise of the Convertible Notes, will not be registered under the Securities Act of 1933, as amended, or any state securities law and will be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the Convertible Notes, nor the shares of Common Stock issuable upon exercise of Convertible Notes, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The Company has not drawn on the Credit Facility as of September 30, 2013.

With respect to the Tranche A Facility, the Company paid a commitment fee upon closing the Credit Facility of $60 thousand, equal to two percent (2.0%) of the Tranche A Facility commitment, and will pay an annual commitment fee of one percent (1.0%) of the Tranche A Facility commitment in each of 2014 and 2015 and (b) with respect to the Tranche B Facility, the Company paid a commitment fee upon closing the Credit Facility of $20 thousand, equal to one percent (1.0%) of the Tranche B Facility commitment, and will pay one percent (1.0%) of the Tranche B Facility commitment upon the advance of each Convertible Note. Furthermore, the principal amount outstanding under the Credit Facility, if drawn upon, will accrue interest at a fixed annual rate equal to nine and three quarters percent (9.75%) per annum, payable monthly, which, if the Company meets certain earnings and EBITDA targets, will be reduced to eight and three quarters percent (8.75%) per annum, payable monthly.

The Credit Facility imposes usual and customary events of defaults and restrictions on actions of the Company and its subsidiaries, and provides that, upon the occurrence of an event of default, payment of all amounts payable under the Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility will automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

In connection with the execution of the Credit Facility, the Company granted warrants (the “PfG Warrants”) to purchase up to $600 thousand of Common Stock to certain affiliates of PfG and to Silicon Valley Bank. The PfG Warrants may be exercised at any time through the expiration thereof in 2018, at an exercise price equal to the lesser of (a) the 10-Day VWAP as of the issue date of the PfG Warrants and (b) the 10-Day VWAP as of the date that is 6 months following the issue date thereof. The Company also granted warrants (the “Conditional Warrants”) to purchase up to $2.0 million of Common Stock to PfG, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (a) the Tranche B Facility is advanced and (b) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. The Conditional Warrants may be exercised only in an amount equal to the principal amount of such prepayment. The PfG Warrants and the Conditional Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants and the Conditional Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants and the Conditional Warrants, nor the shares of Common Stock issuable upon exercise of the PfG Warrants and the Conditional Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws.

Silicon Valley Bank Credit Facility

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extends the maturity date of the $10.0 million revolving line to 2015; (ii) modifies the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable; (iii) provides for a varying interest rate based on the Company’s ratio of unrestricted cash to debt; and (iv) requires the Company to maintain a tangible net worth of at least $3 million. The terms and conditions of the Amended and Restated Credit Facility are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary borrowers thereto, and Silicon Valley Bank.

The $3.7 million principal amount outstanding under the Amended and Restated Credit Facility at September 30, 2013, will accrue interest at a floating annual rate equal to three quarters of one percentage point (0.75%) above the United States prime rate, currently accruing at a four percent (4%), payable monthly. In addition, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears.

The Amended and Restated Credit Facility imposes various restrictions on the Company, including usual and customary limitations on the ability of the Company or any of its subsidiaries to incur debt and to grant liens upon their assets, and prohibits certain consolidations, mergers, and sales and transfers of assets by the Company and its subsidiaries. The Amended and Restated Credit Facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the Amended and Restated Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Amended and Restated Credit Facility will automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

See Note Ten “Short-Term Debt” of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of September 30, 2013, four clients, United HealthCare Services, Inc., CVS Pharmacy, Inc., Direct Energy, LP, and Allstate Insurance Company, accounted for 19%, 14%, 14%, and 12% of total gross accounts receivable, respectively. Of these amounts, we have collected 39% from United HealthCare Services, Inc., 47% from CVS Pharmacy, Inc., 0% from Direct Energy, LP, and 73% from Allstate Insurance Company, through November 5, 2013. Of the total September 30, 2013 gross accounts receivable, we have collected 38% as of November 5, 2013. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of September 30, 2013 and December 31, 2012 were $3.0 million and $2.3 million, respectively. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $3.0 million to $3.8 million for fiscal year 2013 as we continue to expand our investment in the infrastructure for Behavioral Analytics and predictive behavioral routing.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of September 30, 2013. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$0.3	$0.3	$—	$—	$—
Operating leases	2.4	1.2	1.1	0.1	—
Capital leases	3.6	1.9	1.7	—	—
Purchase obligations	1.5	1.5	—	—	—

Total	$7.8	$4.9	$2.8	$0.1	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of September 30, 2013 and December 31, 2012.

Purchase Obligations

Purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet as of September 30, 2013, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2012, purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet, as well as $0.9 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of September 30, 2013 from that described in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

As of the last business day of our second fiscal quarter (June 30, 2013), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Rule 12b-2”), was less than $50 million. As such, we became a smaller reporting company (as defined in Rule 12b-2) on such date. In addition to being a smaller reporting company, we will continue to be an accelerated filer (as defined in Rule 12b-2) through the end of the current fiscal year. At the end of the current fiscal year, we will cease to be an accelerated filer and will only be a smaller reporting company.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, we completed the implementation of a new accounting and management information system. There have been no changes in Mattersight’s internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the third quarter of 2013. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to stock awarded under the Salary Replacement Program or vestings under other stock programs. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2013 – July 31, 2013	48,854	$2.92
August 1, 2013 – August 31, 2013	24,216	$3.75
September 1, 2013 – September 30, 2013	3,440	$3.75

Total	76,510	$3.22

Item 6. Exhibits

4.1	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to PFG Equity Investors, LLC (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed on August 23, 2013).

4.2	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Partners for Growth IV, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s 8-K filed on August 23, 2013).

4.3	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Silicon Valley Bank (incorporated by reference to Exhibit 4.3 to the Company’s 8-K filed on August 23, 2013).

4.4	Conditional Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Partners for Growth IV, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s 8-K filed on August 23, 2013).

10.1	Loan and Security Agreement between Partners for Growth IV, L.P., Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on August 23, 2013).

10.2	Second Amendment to Executive Employment Agreement, dated August 8, 2013, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on August 13, 2013).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, and (v) notes to the unaudited condensed consolidated financial statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2013.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH
Mark Iserloth
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)