Form 10-K
period 2013-12-31
Mattersight Corp
filed 2014-03-13
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 30, 2013, as reported by The NASDAQ Stock Market LLC, is approximately $25,935,868.

The number of shares of the registrant’s Common Stock outstanding as of March 5, 2014 was 19,065,728.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mattersight’s Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of Mattersight’s fiscal year, are incorporated herein by reference into Part III where indicated; provided, that if such Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the fiscal year end covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

PART I

PART I

Item 1.	Business.

Overview

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in enterprise analytics focused on customer and employee interactions and behaviors. Through its Behavioral Analytics Service and related services (collectively, “Behavioral Analytics”), Mattersight captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS+ delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Mattersight’s solutions are used by leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries.

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

Behavioral Analytics

The Company’s multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, the Company’s Behavioral Analytics offerings enable its clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through its Behavioral Analytics offerings, Mattersight helps its clients:

•	Identify optimal customer/employee behavioral pairing for call routing;

•	Identify and understand customer personality;

•	Automatically measure customer satisfaction and agent performance on every analyzed call;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications;

•	Improve cross-sell and up-sell success rates;

•	Improve the efficiency and effectiveness of collection efforts;

•	Measure and improve supervisor effectiveness and coaching;

•	Improve agent effectiveness by analyzing key attributes of desktop usage;

•	Predict likelihood of customer attrition;

•	Predict customer satisfaction and Net Promoter Scores® without customer surveys;

•	Predict likelihood of debt repayment;

•	Predict likelihood of a sale or cross-sell; and

•	Identify fraud callers and improve authentication processes.

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

Types of Revenue

Managed Services Revenue

Growth in Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provide related Business Monitoring services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics Service prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period.

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

Business Segments

The Company operates in a single business segment, focused primarily on Behavioral Analytics. The Company operated in two business segments, the Behavioral Analytics Service Business Unit and the Integrated Contact Solutions (“ICS”) Business Unit, until May 28, 2011, the date of the close of the sale of the ICS Business Unit, at which point the Company began operating in a single business segment. Financial information concerning our business segment is included in “Financial Statements and Supplementary Data” Part II, Item 8 of this Form 10-K.

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

Patents

As of December 31, 2013, we hold nine U.S. patents and one European patent and have applied for several additional patents. These patents cover a broad range of our analytics capabilities, including methods for analyzing language to assess customer personality and analyzing data to improve employee performance. We regularly review new areas of development in order to assess patentability.

Trademarks

We have obtained U.S. federal trademark registration for the MATTERSIGHT word mark and the MATTERSIGHT “eye” logo, which incorporates our tagline “See What Matters”. We believe that the registration of the MATTERSIGHT word mark and logo mark in the U.S. is material to our operations.

Licenses

A majority of our clients require that we grant to them licenses in and to the intellectual property rights associated with the work product we create in the course of providing services. In some cases, our clients require assignment of ownership in the intellectual property rights to such work product, typically where such work product incorporates their confidential information or would provide them some competitive advantage in their industry. Absent an agreement to the contrary, each assignment of ownership in intellectual property rights would result in our inability to reuse the relevant work product with other clients. As a result, it is our practice to retain the rights in the underlying core intellectual property on which such work product is based, including methodologies, workplans, and software. Further, it is our policy to obtain from our clients a license to permit us to market custom software and other original materials to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of the Company.

Seasonality

Seasonal impact to our revenue and earnings is limited, as a significant portion of our revenue is earned through our Behavioral Analytics subscription services, which is a recurring annuity revenue stream that is not impacted by holidays and vacations.

Clients

During fiscal year 2013, our five and 10 largest clients accounted for 69% and 90% of our total revenue, respectively. In fiscal year 2012, our five and 10 largest clients accounted for 66% and 89% of our total revenue, respectively. In fiscal year 2013, there were four clients that accounted for 10% or more of total revenue: Vangent, Inc.; Progressive Casualty Insurance Company; Allstate Insurance Company; and United HealthCare Services, Inc., which accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. In fiscal year 2012, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Progressive Casualty Insurance Company, which accounted for 19%, 16%, and 13% of total revenue, respectively. In fiscal year 2011, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Health Care Service Corporation, which accounted for 22%, 15%, and 14% of total revenue, respectively. For fiscal years 2013, 2012, and 2011, nine, eight, and seven clients, respectively, each accounted for over $1 million of total revenue. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

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

Employees

As of December 31, 2013, we employed 179 persons, none of whom is represented by a union. We consider our employee relations to be good.

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

Item 1A.	Risk Factors

There are a number of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Form 10-K, we believe the more significant of such risks and uncertainties include the following:

We have not realized an operating profit in thirteen years and there is no guarantee that we will realize an operating profit in the foreseeable future.

As of December 31, 2013, we had an accumulated deficit of $212.2 million. We expect to continue to use cash and incur operating expenses to support our growth, including costs associated with recruiting, training, and managing our sales force, costs to develop and acquire new technology, and promotional costs associated with reaching new clients. These investments, which typically are made in advance of revenue, may not yield an offsetting increase in revenue. As a result of these factors, our future revenue and income potential is uncertain.

Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.

It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our publicly-traded securities may fall. Our revenue and operating results may vary significantly due to a number of factors, many of which are not in our control. We may incur an impairment of goodwill if our financial results are adversely impacted by these factors and we continue to incur financial losses or our stock price declines. These factors include:

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

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our total revenue from a limited number of clients. See “Clients” in Part I Item 1 and “Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Form 10-K. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own businesses, our total revenue could decline substantially and that could significantly harm our business. As previously announced, our contract with Vangent, Inc. expired on December 31, 2013. In 2013, Vangent Inc. represented 21% of total revenue, if we are unable to replace the Vangent revenue this could adversely affect our business, financial condition and results of operations. In addition, because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our Days Sales Outstanding (“DSO”).

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

We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base. This is particularly the case given that we relaunched our business under a new brand name in June 2011. We continue to invest substantially in marketing in order to make our new name known in the marketplace for our services and solutions. If potential clients do not know what solutions we provide, or if our reputation is damaged, then we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on both the efficacy of our relatively nascent marketing efforts and our success in providing high quality services, software, and solutions, neither of which can be assured.

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

Although we view the manner in which we provide Behavioral Analytics, and its benefits, to be unique, nonetheless we operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services that may be viewed as similar to ours. These competitive organizations include data analytics solutions providers, voice recording and voice analytic service providers and software licensors, call routing solution providers, and strategic consulting firms. We compete with these organizations on factors such as expertise, price, and capacity.

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

The data analytics market, and particularly behavioral analytics, is relatively new and rapidly evolving. Our future business depends in part upon continued growth in the acceptance and use of Behavioral Analytics by our current and prospective clients. Their acceptance and usage in turn may depend upon factors such as: the actual or perceived benefits of adoption of Behavioral Analytics and related methodologies and technologies, including the predictability of a meaningful return on investment, cost efficiencies, or other measurable economic benefits; the actual or perceived reliability, scalability, ease of use, and access to such new technologies and methodologies; and the willingness to adopt new business methods. Furthermore, our future growth depends on our continuing ability to innovate in the field of data analytics and to incorporate emerging industry standards.

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

Because our services and solutions are not simple, mass-market items with which our potential clients are already familiar, it is necessary for us to devote significant time and effort to the process of educating our potential clients about the benefits and value of our services and solutions as part of the sales process. In addition, because our services and solutions are sophisticated and in most cases are not readily usable by clients without our assistance in system integration and configuration, training, and analysis, we must devote significant time during the installation and ongoing analysis process in order for our services and solutions to be successfully deployed. These efforts during both the sales and installation processes increase the time and difficulty of completing transactions, make it more difficult to efficiently deploy our limited resources, and create risk that we will have invested in an opportunity that ultimately does not come to fruition. If we are unable to demonstrate the benefits and value of our services and solutions to clients and efficiently convert our sales leads into successful sales and installations, our results of operations may be adversely affected.

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

Particularly with regard to clients in highly-regulated industries such as healthcare and financial services, many of our clients demand that we agree not to limit our liability in the event of a security breach resulting in the loss of, or unauthorized access to, personally-identifiable data. As a result, the disclosure or loss of such data despite the extensive precautions we undertake could result in the considerable diminution of our business and prospects and could subject us to substantial liability.

In addition, the laws and regulations and industry standards governing these matters are changing rapidly. It is possible that the resources we devote to comply with such laws and regulations, industry standards, and our clients’ particular requirements could increase materially. In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from unauthorized access to or disclosure of confidential data. These indemnity obligations are generally not subject to contractual limitations on liability. As a result, the amount of liability we could incur in connection with these indemnity obligations could exceed the revenue we receive from the client under the applicable contract.

We are a very small public company with a relatively large cash balance.

While all public companies face the costs and burdens associated with being publicly traded, the costs and burden of being a public company is a significant portion of our annual revenues. Additionally, as of December 31, 2013, we have $13.4 million in cash, cash equivalents, and investments. Having a large cash balance relative to our market capitalization could make us a takeover target in the future, which could cause distractions for our management and our board of directors and otherwise prevent us from executing on our strategy to build long-term stockholder value.

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

Our ability to protect our software, algorithms, databases, methodologies, and other intellectual property is important to our success and our competitive position. We view as proprietary the software (including source code), algorithms, databases, analysis, and other ideas, concepts, and developments that we create in order to provide, improve, and enhance our service offerings, as well as the work product we create in the course of providing services for clients. We seek to protect our intellectual property rights in these developments and work product by applying for patents, copyrights, and trademarks, as appropriate, as well as by enforcing applicable trade secret laws and contractual restrictions on scope of use, disclosure, copying, reverse engineering, and assignment.

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

In the event, for any reason, we need to raise additional funds in the future, through public or private debt or equity financings, such funds may not be available or may not be available on terms favorable to us. The failure by us to obtain such financing, if needed, may have a material adverse effect upon our business, financial condition and results of operations.

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

From time to time, the Company has been subject to legal claims arising in connection with its business and the results of these claims, when they arise, cannot be predicted with certainty. There are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations, or cash flows.

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

	High	Low
Fiscal Year 2013
Fourth Quarter	$5.21	$3.74
Third Quarter	4.60	2.65
Second Quarter	5.25	2.76
First Quarter	5.19	3.71
Fiscal Year 2012
Fourth Quarter	$5.97	$4.58
Third Quarter	8.29	4.73
Second Quarter	9.50	6.39
First Quarter	8.75	4.58

There were approximately 114 owners of record of Common Stock as of March 5, 2014. The last reported sale price of the Common Stock on the NASDAQ Global Market on March 5, 2014 was $5.78.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III Item 12 of this Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Sale of Unregistered Securities

On November 26, 2013, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with certain accredited investors party thereto (collectively, the “Purchasers”). Under the terms of the Purchase Agreement, the Company sold, and the Purchasers purchased from the Company, 1,538,462 shares (the “Shares”) of Common Stock, at a price of $3.90 per share (the “Offering”). The aggregate gross proceeds the Company received from the Offering were approximately $6.0 million. Approximately 39.9% of the Shares were purchased by directors of the Company, or by their affiliates. Commissions of $0.3 million were paid in connection with the sale of the Shares. The Shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on Rule 506 of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the purchasers is an accredited investor within the meaning of Rule 501(a) of Regulation D and the Shares were sold without any general solicitation by the Company or its representatives.

Pursuant to the terms of the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 with the SEC within 30 days following the closing of the Offering to register the resale of the Shares and to cause the registration statement to become effective within 90 days following the closing of the Offering (120 days in the event of a full review of the Registration Statement by the SEC). The Company filed the registration statement on Form S-3 with the SEC on December 31, 2013 and the registration statement became effective on February 6, 2014.

On December 19, 2011, the Company entered into a Purchase Agreement (the “IGC Fund Purchase Agreement”) with IGC Fund VI, LP (“IGC Fund”). Under the terms of the IGC Fund Purchase Agreement, on December 20, 2011, IGC Fund purchased 1,252,609 shares (the “IGC Fund Shares”) of Common Stock, at a price of $4.79 per share. The aggregate consideration received from the sale of the IGC Fund Shares was approximately $6.0 million. No commissions were paid in connection with the sale of the IGC Fund Shares. The IGC Fund Shares were sold without registration under the Securities Act, or state securities laws, in reliance on Rule 506 of the Securities Act and in reliance on similar exemptions under applicable state laws. IGC Fund is an accredited investor within the meaning of Rule 501(a) of Regulation D and the securities were sold without any general solicitation by the Company or its representatives. The Company filed a registration statement on Form S-3 with the SEC on May 18, 2012 to enable the resale of the IGC Fund Shares and the registration statement became effective on May 24, 2012.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Common Stock with the cumulative total return of (i) a peer group of other publicly-traded information-technology consulting companies selected by the Company (the “Peer Group Index”), and (ii) the NASDAQ Global Market Index. Cumulative total stockholder return is based on the period from December 26, 2008 through the Company’s fiscal year end on Tuesday, December 31, 2013. The comparison assumes that $100 was invested on December 26, 2008 in each of Mattersight Common Stock, the Peer Group Index, and the NASDAQ Global Market Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return for Mattersight Corporation,

Peer Group Index, and NASDAQ Global Market Index

	12/26/08	12/24/09	12/31/10	12/30/11	12/30/12	12/31/13
Mattersight Common Stock	$100.00	$241.38	$220.69	$160.34	$171.38	$165.17
Peer Group Index(1)	100.00	174.73	215.85	204.21	204.81	270.48
NASDAQ Global Market Index	100.00	144.84	170.58	171.34	200.03	283.43

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the fourth quarter of 2013. These purchases reflect shares withheld upon vesting of restricted stock or installment stock to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2013 – October 31, 2013	—	$—
November 1, 2013 – November 30, 2013	—	$—
December 1, 2013 – December 31, 2013	22,482	$4.80

Total	22,482	$4.80

In the first quarter of 2012, the Company announced its intention to commence a tender offer to purchase up to 111,605 shares of its 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”), at a cash purchase price of $8.60 per share, plus accrued and unpaid dividends.

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

Dividends

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Our Series B Stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, and July 1, 2013 through December 31, 2013 (the aggregate amount of these dividends was approximately $0.9 million). During fiscal year 2012, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. During fiscal year 2011, the Company paid cash dividends of $1.9 million or $0.1785 per share on the Series B Stock, for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008. Under the terms of the Series B Stock certificate of designations, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macro-economic conditions. If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to January 1, 2014, the dividend payment would be approximately $0.3 million, on the 1,649,122 shares of Series B Stock issued and outstanding as of December 31, 2013.

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

During fiscal year 2012, the Company purchased 19,758 shares of Series B Stock and paid accrued and unpaid dividends of $2 thousand in connection with such purchase.

Equity Compensation Information

See Part III, Item 12 of this Form 10-K for information regarding shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

Item 6.	Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and notes thereto, which are included elsewhere in this Form 10-K.

	(In thousands, except per share data)(1)
	December 31, 2013	December 31, 2012	December 31, 2011	January 1, 2011	December 26, 2009
Total revenue	$34,494	$33,863	$29,095	$30,885	$32,563
Loss from continuing operations	$(11,172)	$(15,470)	$(10,560)	$(16,304)	$(15,354)
Basic loss from continuing operations per share	$(0.70)	$(1.01)	$(1.29)	$(1.28)	$(1.26)
Total assets	$30,749	$31,362	$49,265	$66,192	$70,603
Long-term obligations	$4,473	$3,605	$4,437	$6,247	$5,368
Series B Stock	$8,411	$8,411	$8,521	$18,100	$18,442
Capital leases	$2,831	$2,305	$2,823	$2,217	$2,410

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

The fiscal year-end dates referenced herein for fiscal years 2013, 2012, and 2011 are December 31, 2013, December 31, 2012, and December 31, 2011, respectively.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Discontinued Operations

ICS Business Unit Transaction

The Company sold the ICS Business Unit and “eLoyalty” registered trademark / trade name to Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc., a Delaware corporation, closed on May 28, 2011, and the Company changed its name from eLoyalty Corporation to Mattersight Corporation effective May 31, 2011. Therefore, the results of operations of the ICS Business Unit are reported as discontinued operations for all periods presented. Additionally, certain corporate and general costs that had historically been allocated to the ICS Business Unit were reallocated to the Company and are reflected in all periods presented.

Revenue Recognition

Continuing Operations

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue derived from the performance of Behavioral Analytics.

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the subscription period of the applicable subscription contract. The subscription periods of these contracts generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of Behavioral Analytics prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

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

For the ICS Business Unit, the Company utilized vendor-specific objective evidence of selling price (“VSOE”) to allocate revenue to various elements in an arrangement. We determined VSOE based on our normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, we required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, we established VSOE through the stated renewal approach.

We were able to establish VSOE for our product and service offerings except for software. If we were not able to establish VSOE for an offering, we attempted to establish fair value by utilizing third-party evidence of selling price (“TPE”), which was established by obtaining evidence from comparable offerings from a peer company. If the Company was unable to establish fair value using VSOE or TPE, then the Company used estimated selling prices (“ESP”) in its allocation of revenue. To determine ESP, we applied significant judgment as we weighed a variety of factors, based on the facts and circumstances of the arrangement. These factors included internal costs, gross margin objectives, and existing portfolio pricing and discounting.

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

In 2013, after completing our annual qualitative review, we concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual reviews of goodwill as of December 31, 2013 and December 31, 2012. The carrying value of goodwill was $1.0 million as of December 31, 2013 and December 31, 2012.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. The original cost of intangible assets as of December 31, 2013 and December 31, 2012 was $3.2 million and $2.9 million, respectively. Accumulated amortization of intangible assets as of December 31, 2013 and December 31, 2012 was $2.8 million and $2.7 million, respectively. Currently, amortization expense of intangible assets is expected to be $68 thousand annually.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category. For fiscal year 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. Included in continuing operations income tax provision was tax expense of $38 thousand for the year ended December 31, 2012 and a tax benefit of $5.9 million for the year ended December 31, 2011. Included in discontinued operations income tax provision was a tax benefit of $0.3 million for the year ended December 31, 2012 and tax expense of $6.8 million for the year ended December 31, 2011.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Forward-Looking Statements

Statements in this Form 10-K that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of this Form 10-K for the year ended December 31, 2013, as well as the following:

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

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased $0.7 million, or 2%, to $34.2 million in fiscal year 2013, from $33.5 million in fiscal year 2012.

Behavioral Analytics revenue was $33.0 million in fiscal year 2013 and was $32.1 million in fiscal year 2012. The $0.9 million, or 3%, increase in Behavioral Analytics revenue in fiscal year 2013 was primarily due to revenue associated with new client agreements, expansion of several existing clients, and the payment by a customer of an early termination fee in connection with the cancellation of a contract.

Other revenue decreased by $0.1 million, or 8%, to $1.2 million in fiscal year 2013, from $1.3 million in fiscal year 2012. The decrease in revenue was mainly due to the completion of several contracts for Marketing Managed Services.

The Company’s top five clients accounted for 69% of total revenue in fiscal year 2013 and 66% of total revenue in fiscal year 2012. The top 10 clients accounted for 90% of total revenue in fiscal year 2013 and 89% of total revenue in fiscal year 2012. In fiscal year 2013, there were four clients that accounted for 10% or more of total revenue, whereas three clients accounted for 10% or more of total revenue in fiscal year 2012. In fiscal year 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. In fiscal year 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Co. accounted for 19%, 16%, and 13% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services. As previously announced, our contract with Vangent, Inc. expired on December 31, 2013.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $10.1 million, or 31% of Behavioral Analytics revenue in fiscal year 2013, compared to $12.2 million, or 38% of Behavioral Analytics revenue, in fiscal year 2012. The favorable decrease in cost and percentage was primarily due to improved productivity in our Delivery organization resulting in lower compensation costs and better leverage of our cost structure supporting our subscription clients.

Cost of other revenue was $0.6 million, or 51% of Other revenue in fiscal year 2013, compared to $0.7 million, or 53% of Other revenue, in fiscal year 2012. The favorable $0.1 million decrease in cost and percentage was primarily due to lower CRM Service revenue.

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

Sales, marketing and development expenses decreased $1.3 million, or 6%, to $21.8 million in fiscal year 2013 from $23.1 million in fiscal year 2012. This decrease is primarily due to lower compensation expense.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.5 million, or 6%, to $8.8 million in fiscal year 2013 from $8.3 million in fiscal year 2012. This increase is primarily due to higher compensation expense.

Severance and Related Costs

Severance and related costs includes cost-reduction actions, principally consisting of personnel reductions and an office consolidation. Cash savings related to cost-reduction actions taken during fiscal year 2013 are anticipated to be $0.2 million annually. Costs related to office space reductions and office closures were paid pursuant to contractual lease terms through January 2012.

In fiscal year 2013, there was $0.2 million of expense which was related to severance and related costs for the elimination of one position. In fiscal year 2012, the $0.7 million of expense was related to severance and related costs for the elimination of one position.

Depreciation

Depreciation expense remained constant at $3.4 million in fiscal years 2013 and 2012.

Amortization of Intangibles

Amortization of intangibles remained constant at $0.1 million in fiscal years 2013 and 2012.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $10.8 million for fiscal year 2013, compared to an operating loss of $15.0 million for fiscal year 2012, a $4.3 million, or 28% improvement.

Interest and Other Expense, Net

Non-operating interest and other expense was $0.7 million of expense in fiscal year 2013 compared to $0.4 million of expense in fiscal year 2012. The increase of $0.3 million of expense was primarily related to interest expense on our short-term debt and capital lease obligation.

Income Tax Benefit (Provision)

The income tax benefit was $0.2 million in fiscal year 2013 and the tax provision was less than $0.1 million in fiscal year 2012. The income tax benefit in fiscal year 2013 was due to a favorable tax ruling on a previously accrued income tax liability. As of December 31, 2013, total net deferred tax assets of $67.6 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

There was no income from discontinued operations in fiscal year 2013. The income from discontinued operations in fiscal year 2012 was $0.2 million, net of tax benefit of $0.3 million, due to a favorable Internal Revenue Service (“IRS”) ruling on a previously accrued income tax liability partially offset by settlement costs relating to a former employee of the ICS Business Unit.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $11.8 million in fiscal year 2013 compared to net loss available to holders of Common Stock of $15.9 million in fiscal year 2012. Accrued dividends to holders of Series B Stock were $0.6 million in both fiscal years 2013 and 2012. In fiscal year 2013, there was net loss of $0.70 per share on a basic and diluted basis, compared to net loss of $0.99 per share on a basic and diluted basis in fiscal year 2012.

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

The Company’s top five clients accounted for 66% of total revenue in fiscal year 2012 and 70% of total revenue in fiscal year 2011. The top 10 clients accounted for 89% of total revenue in fiscal year 2012 and 90% of total revenue in fiscal year 2011. In fiscal years 2012 and 2011, there were three clients that accounted for 10% or more of total revenue. In fiscal year 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Company accounted for 19%, 16%, and 13% of total revenue, respectively. In fiscal year 2011, Vangent, Inc., Allstate Insurance Company, and Health Care Service Corporation accounted for 22%, 15%, and 14% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services. As previously announced, our contract with Vangent, Inc. expired on December 31, 2013.

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

Sales, marketing and development expenses increased $3.1 million, or 16%, to $23.1 million in fiscal year 2012 from $20.0 million in fiscal year 2011. This increase was due to higher headcount associated with the continued investment in our development, selling and marketing organizations.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses decreased $0.8 million, or 10%, to $8.3 million in fiscal year 2012 from $9.1 million in fiscal year 2011. This decrease was due to lower compensation expense of $0.7 million, primarily due to the reduction in our administrative staff as a result of the sale of the ICS Business Unit.

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

Amortization of Intangibles

Amortization of intangibles decreased $0.1 million, or 54%, to $0.1 million in fiscal year 2012 compared to $0.2 million in fiscal year 2011. The decrease in amortization was primarily related to a $0.1 million charge in fiscal year 2011 to write off patent applications that the Company determined it no longer wished to pursue.

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

The income from discontinued operations of $0.2 million in fiscal year 2012 was due to a favorable IRS ruling on a previously accrued income tax liability, partially offset by settlement costs relating to litigation with a former employee of the ICS Business Unit. The pretax loss from discontinued operations of $0.8 million in fiscal year 2011 was due to the impact of the results of the ICS Business Unit and the transaction costs associated with the sale of the ICS Business Unit. The pretax gain from the sale of assets included in discontinued operations in fiscal year 2011 was $36.5 million.

Net (Loss) Income Available to Common Stockholders

We reported net loss available to common stockholders of $15.9 million in fiscal year 2012 compared to net income available to common stockholders of $10.6 million in fiscal year 2011. Accrued dividends to holders of Series B Stock were $0.6 million in fiscal year 2012 and $1.3 million in fiscal year 2011. In fiscal years 2012 and 2011, the Company paid $0.1 million and $6.6 million on the Series B Stock fair value over stated value, respectively. In fiscal year 2012, there was net loss of $0.99 per share on a basic and diluted basis, compared to net income of $0.74 per share on a basic and diluted basis in fiscal year 2011. For 2011, the net income was a result of the gain from the completion of the sale of the ICS Business Unit.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of December 31, 2013, our principal capital resources consisted of our cash and cash equivalents balance of $13.4 million, which includes $0.2 million in foreign bank accounts.

The decrease in cash during fiscal year 2013 was primarily the result of the net loss before non-cash items, a $3.7 million net payment under our credit facility, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by proceeds of $5.6 million, net of fees, received from the sale of the Shares pursuant to the terms of the Purchase Agreement and a $1.9 million increase in unearned revenue.

The decrease in cash during fiscal year 2012 was primarily the result of the net loss before non-cash items, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, the purchase of shares of Series B Stock, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by proceeds from our revolving line of credit agreement and a decrease in prepaid expenses. Restricted cash decreased $1.5 million for fiscal year 2012. Prior to June 30, 2012, restricted cash was primarily used as collateral for letters of credit issued in support of future capital lease obligations. See “Credit Facility” description below.

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations during fiscal year 2013 was $1.6 million and cash used in operating activities of continuing operations during fiscal year 2012 was $11.0 million. During fiscal year 2013, net cash provided by operating activities consisted primarily of a $1.9 million increase in unearned revenue, partially offset by the net loss before non-cash items of $1.9 million.

During fiscal year 2012, cash outflows of $11.0 million from operating activities consisted primarily of the net loss before non-cash items of $7.9 million and a $4.6 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, offset by a decrease in prepaid expense.

There was no net cash used in operating activities of discontinued operations during fiscal year 2013. Net cash provided by operating activities of discontinued operations during fiscal year 2012 was $24 thousand.

Days Sales Outstanding (“DSO”) was 23 days at December 31, 2013, compared to 26 days at December 31, 2012, an improvement of three days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of December 31, 2013, there were no outstanding liabilities for severance and related costs.

Cash Flows from Investing Activities

The Company used $1.5 million of cash in continuing investing activities during fiscal year 2013 compared to $2.2 million of cash in continuing investing activities during fiscal year 2012.

Capital expenditures were primarily used to purchase computer hardware and software during fiscal years 2013 and 2012. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2014 and plan on funding approximately $3.0 million to $3.8 million of these purchases with capital leases.

There was no net cash used in discontinued investing activities during fiscal years 2013 and 2012.

Cash Flows from Financing Activities

Net cash used in continuing financing activities was $1.1 million during fiscal year 2013 compared to $1.8 million during fiscal year 2012. The $1.1 million of net cash used during fiscal year 2013 was primarily attributable to a $3.7 million net payment under our credit facility, $2.1 million of principal payments under our capital lease obligations, and $1.1 million of cash used to acquire treasury stock, partially offset by proceeds of $5.6 million, net of fees, from the sale of the Shares pursuant to the Purchase Agreement.

Net cash outflows of $1.8 million during fiscal year 2012 were primarily attributable to $3.7 million to purchase shares of Series B Stock, $2.3 million of principal payments under our capital lease obligations, $1.1 million of cash used to acquire treasury stock, and $0.6 million for cash dividend payments on Series B Stock, partially offset by proceeds from our revolving line of credit agreement of $3.7 million and a decrease in restricted cash of $1.5 million.

There was no net cash used in discontinued financing activities during fiscal year 2013 and 2012.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. The Board of Directors did not declare a dividend payment on Series B Stock, which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, and July 1, 2013 through December 31, 2013 (the aggregate amount of these dividends was approximately $0.9 million). A cash dividend on the Series B Stock of $0.3 million was paid on January 3, 2012, for the dividend period July 1, 2011 through December 31, 2011 and a cash dividend of $0.3 million was paid on July 2, 2012, for the dividend period January 1, 2012 through June 30, 2012. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

In fiscal year 2012, the Company spent approximately $0.1 million related to its Series B Stock tender offer. The Company expects to acquire between $0.5 million and $0.6 million of treasury stock during the first quarter of 2014 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving lines of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $13.4 million as of December 31, 2013.

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

Partners for Growth Credit Facility

On August 19, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). The Credit Facility is subordinated to the Company’s existing $10.0 million credit facility with Silicon Valley Bank described below and, in combination therewith, increases the Company’s aggregate lines of credit to $15.0 million. The Credit Facility provides for (a) a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”) and (b) a $2 million convertible term loan (the “Tranche B Facility”), which, if advanced, would be funded in two tranches of $1.0 million, each evidenced by a convertible promissory note (each, a “Convertible Note”) maturing five years following the issuance thereof. Each Convertible Note would convert, at the option of the holder, into Common Stock at an exercise price of at least the 10-day volume weighted average per share of Common Stock (“10-Day VWAP”) as of the date on which such Note is issued. If issued, the Convertible Notes, and the shares of Common Stock to be issued upon exercise of the Convertible Notes, will not be registered under the Securities Act of 1933, as amended, or any state securities law and will be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the Convertible Notes, nor the shares of Common Stock issuable upon exercise of Convertible Notes, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The Company has not drawn on the Credit Facility as of December 31, 2013.

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

In connection with the execution of the Credit Facility, the Company granted warrants (the “PfG Warrants”) to purchase up to $600 thousand of Common Stock to certain affiliates of PfG and to Silicon Valley Bank. The Company received the sum of approximately $4 thousand, which the parties agreed was fair consideration for the PfG Warrants. The PfG Warrants may be exercised at any time through the expiration thereof in 2018, at an exercise price equal to the lesser of (a) the 10-Day VWAP as of the issue date of the PfG Warrants and (b) the 10-Day VWAP as of the date that is six months following the issue date thereof. The Company also granted warrants (the “Conditional Warrants”) to purchase up to $2.0 million of Common Stock to PfG, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (a) the Tranche B Facility is advanced and (b) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. The Conditional Warrants may be exercised only in an amount equal to the principal amount of such prepayment. The PfG Warrants and the Conditional Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants and the Conditional Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants and the Conditional Warrants, nor the shares of Common Stock issuable upon exercise of the PfG Warrants and the Conditional Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws.

Silicon Valley Bank Credit Facility

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extends the maturity date of the Company’s $10.0 million revolving line with Silicon Valley Bank to 2015, (ii) modifies the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable, (iii) provides for a varying interest rate based on the Company’s ratio of unrestricted cash to debt, and (iv) requires the Company to maintain a tangible net worth of at least $3 million. The terms and conditions of the Amended and Restated Credit Facility are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary co-borrowers thereto, and Silicon Valley Bank.

The Company repaid the $3.7 million principal amount outstanding under the Amended and Restated Credit Facility on December 4, 2013. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears.

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

See Note Ten “Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

Accounts Receivable Customer Concentration

As of December 31, 2013, four clients, United HealthCare Services, Inc., CVS Pharmacy, Inc., Allstate Insurance Company, and The Financial Times Limited accounted for 36%, 19%, 12%, and 11% of total gross accounts receivable, respectively. Of these amounts, we have collected 88% from United HealthCare Services, Inc., 100% from CVS Pharmacy, Inc., 78% from Allstate Insurance Company, and 71% from The Financial Times Limited through March 6, 2014. Of the total December 31, 2013 gross accounts receivable, we have collected 81% as of March 6, 2014. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of December 31, 2013 and December 31, 2012 were $2.8 million and $2.3 million, respectively. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $3.0 million to $3.8 million for fiscal year 2014 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of December 31, 2013. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$0.3	$0.3	$—	$—	$—
Operating leases	2.4	1.3	1.0	0.1	—
Capital leases	3.3	1.9	1.4	—	—
Purchase obligations	1.5	1.5	—	—	—

Total	$7.5	$5.0	$2.4	$0.1	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 31, 2013 and December 31, 2012.

Purchase Obligations

Purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet as of December 31, 2013, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2012, purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet, as well as $0.9 million of non-cancellable obligations to purchase goods or services in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mattersight Corporation

We have audited the accompanying consolidated balance sheets of Mattersight Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II – Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mattersight Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, IL

March 13, 2014

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS:
Current Assets:
Cash and cash equivalents	$13,392	$14,419
Receivables, net	2,384	2,568
Prepaid expenses	3,576	4,359
Other current assets	427	305

Total current assets	19,779	21,651
Equipment and leasehold improvements, net	5,158	4,727
Goodwill	972	972
Intangibles, net	409	236
Other long-term assets	4,431	3,776

Total assets	$30,749	$31,362

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$3,703
Accounts payable	752	781
Accrued compensation and related costs	1,844	1,335
Unearned revenue	7,215	5,853
Other current liabilities	4,098	2,889

Total current liabilities	13,909	14,561
Long-term unearned revenue	2,866	2,374
Other long-term liabilities	1,607	1,231

Total liabilities	18,382	18,166

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,649,122 and 1,649,201 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively, with a liquidation preference of $9,294 and $8,705 at December 31, 2013 and December 31, 2012, respectively	8,411	8,411
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 20,465,984 and 18,407,848 shares issued at December 31, 2013 and December 31, 2012, respectively; and 18,886,966 and 17,114,880 outstanding at December 31, 2013 and December 31, 2012, respectively	205	184
Additional paid-in capital	228,038	216,667
Accumulated deficit	(212,172)	(201,000)
Treasury stock, at cost, 1,579,018 and 1,292,968 shares at December 31, 2013 and December 31, 2012, respectively	(8,082)	(7,027)
Accumulated other comprehensive loss	(4,033)	(4,039)

Total stockholders’ equity	3,956	4,785

Total liabilities and stockholders’ equity	$30,749	$31,362

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended
	2013	2012	2011
Revenue:
Behavioral Analytics revenue	$33,005	$32,138	$27,257
Other revenue	1,206	1,314	1,519

Total services revenue	34,211	33,452	28,776
Reimbursed expenses	283	411	319

Total revenue	34,494	33,863	29,095
Operating expenses:
Cost of Behavioral Analytics revenue	10,139	12,208	12,188
Cost of Other revenue	617	702	1,000

Cost of services	10,756	12,910	13,188
Reimbursed expenses	283	411	319

Total cost of revenue, exclusive of depreciation and amortization shown below:	11,039	13,321	13,507
Sales, marketing and development	21,760	23,142	19,954
General and administrative	8,782	8,255	9,144
Severance and related costs	154	693	(336)
Depreciation	3,450	3,419	3,218
Amortization of intangibles	66	81	177

Total operating expenses	45,251	48,911	45,664

Operating loss	(10,757)	(15,048)	(16,569)
Interest and other (expense) income, net	(659)	(384)	125

Loss from continuing operations before income taxes	(11,416)	(15,432)	(16,444)
Income tax benefit (provision)	244	(38)	5,884

Loss from continuing operations	(11,172)	(15,470)	(10,560)
Income from discontinued operations, net of tax	—	249	28,920

Net (loss) income	(11,172)	(15,221)	18,360
Series B Stock fair value over stated value	—	(69)	(6,555)
Dividends related to Series B Stock	(589)	(591)	(1,252)

Net (loss) income available to Common Stock holders	$(11,761)	$(15,881)	$10,553

Per share of Common Stock:
Basic loss from continuing operations	$(0.70)	$(1.01)	$(1.29)

Basic income from discontinued operations	$—	$0.02	$2.03

Basic net (loss) income available to Common Stock holders	$(0.70)	$(0.99)	$0.74

Per share of Common Stock:
Diluted loss from continuing operations	$(0.70)	$(1.01)	$(1.29)

Diluted income from discontinued operations	$—	$0.02	$2.03

Diluted net (loss) income available to Common Stock holders	$(0.70)	$(0.99)	$0.74

Shares used to calculate basic net (loss) income per share	16,722	16,002	14,225

Shares used to calculate diluted net (loss) income per share	16,722	16,002	14,225

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$267	$16	$20
Sales, marketing and development	3,436	2,308	3,387
General and administrative	1,872	1,405	2,013
Severance and related costs	29	268	—
Discontinued operations	—	—	1,175

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Fiscal Years Ended
	2013	2012	2011
Net (loss) income	$(11,172)	$(15,221)	$18,360
Other comprehensive loss:
Effect of currency translation	6	(1)	(350)

Comprehensive net (loss) income	$(11,166)	$(15,222)	$18,010

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(11,172)	$(15,221)	$18,360
Less: net income from discontinued operations	—	249	28,920

Net loss from continuing operations	(11,172)	(15,470)	(10,560)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,516	3,500	3,395
Stock-based compensation	5,575	3,729	5,420
Severance and related costs	29	268	—
Change in fair value of warrant liability	125	—	—
Other	2	2	14
Changes in assets and liabilities:
Receivables	184	(27)	(554)
Prepaid expenses	739	1,879	(2,254)
Other assets	(112)	(50)	128
Accounts payable	(29)	(31)	445
Accrued compensation and related costs	509	(47)	(264)
Unearned revenue	1,854	(4,592)	275
Other liabilities	330	(177)	(6,554)

Total Adjustments	12,722	4,454	51

Net cash provided by (used in) continuing operations	1,550	(11,016)	(10,509)
Net cash provided by (used in) discontinued operations	—	24	(5,787)

Net cash provided by (used in) operating activities	1,550	(10,992)	(16,296)

Cash Flows from Investing Activities:
Capital expenditures and other	(1,233)	(2,081)	(714)
Patents and trademarks	(239)	(79)	(119)

Net cash used in continuing investing activities	(1,472)	(2,160)	(833)
Net cash provided by discontinued investing activities	—	—	37,427

Net cash (used in) provided by investing activities	(1,472)	(2,160)	36,594

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock, net	5,621	—	6,000
Proceeds from line of credit	2,400	3,691	—
Repayments from line of credit	(6,096)	—	—
Principal payments under capital lease obligations	(2,117)	(2,311)	(1,862)
Acquisition of treasury stock	(1,055)	(1,136)	(1,008)
Proceeds from stock compensation and employee stock purchase plans, net	138	802	126
Proceeds from issuance of stock warrants	4	—	—
Fees from issuance of Common Stock	—	(49)	—
Decrease in restricted cash	—	1,500	960
Purchase of shares of Series B Stock	—	(3,743)	(12,547)
Payment of Series B Stock dividends	—	(595)	(2,221)

Net cash used in continuing financing activities	(1,105)	(1,841)	(10,552)
Net cash used in discontinued financing activities	—	—	(678)

Net cash used in financing activities	(1,105)	(1,841)	(11,230)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	—	4	(299)
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	—	(233)

Effect of exchange rate changes on cash and cash equivalents	—	4	(532)

(Decrease) increase in cash and cash equivalents	(1,027)	(14,989)	8,536
Cash and cash equivalents, beginning of period	14,419	29,408	20,872

Cash and cash equivalents of continuing operations, end of period	$13,392	$14,419	$29,408

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,973	$1,793	$2,517
Capital equipment purchased on credit	2,973	1,793	2,517
Fair value of warrants classified as liability	785	—	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$403	$371	$187

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2011	15,642,822	$156	$207,985	$(204,139)	$(4,468)	$(3,688)	$(4,154)

Proceeds from issuance of Common Stock	1,252,609	12	5,988	—	—	—	6,000
Issuance of Common Stock for option awards exercised	—	—	—	—	—	—	—
Issuance of Common Stock related to employee stock programs	1,258,289	12	155	—	—	—	167
Amortization/forfeitures of unearned compensation	(101,125)	—	6,493	—	—	—	6,493
Retire treasury shares	(20,620)	—	(224)	—	224	—	—
Purchase of treasury shares	—	—	—	—	(1,647)	—	(1,647)
Series B Stock retired	—	—	(6,555)	—	—	—	(6,555)
Series B Stock conversions	5,577	—	28	—	—	—	28
Series B Stock dividend	—	—	(1,252)	—	—	—	(1,252)
Other comprehensive loss	—	—	—	—	—	(350)	(350)
Net income	—	—	—	18,360	—	—	18,360

Balance, December 31, 2011	18,037,552	$180	$212,618	$(185,779)	$(5,891)	$(4,038)	$17,090

Issuance of Common Stock for option awards exercised	173,600	1	663	—	—	—	664
Fees for issuance of Common Stock	—	—	(49)	—	—	—	(49)
Issuance of Common Stock related to employee stock programs	481,407	5	445	—	—	—	450
Amortization/forfeitures of unearned compensation	(286,448)	(2)	3,655	—	—	—	3,653
Purchase of treasury shares	—	—	—	—	(1,136)	—	(1,136)
Series B Stock purchased	—	—	(82)	—	—	—	(82)
Series B Stock conversions	1,737	—	8	—	—	—	8
Series B Stock dividend	—	—	(591)	—	—	—	(591)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15,221)	—	—	(15,221)

Balance, December 31, 2012	18,407,848	$184	$216,667	$(201,000)	$(7,027)	$(4,039)	$4,785

Proceeds from issuance of Common Stock, net	1,538,462	15	5,606	—	—	—	5,621
Issuance of Common Stock for option awards exercised	4,498	—	16	—	—	—	16
Issuance of Common Stock related to employee stock programs	728,761	7	1,812	—	—	—	1,819
Amortization/forfeitures of unearned compensation	(213,664)	(1)	4,525	—	—	—	4,524
Purchase of treasury shares	—	—	—	—	(1,055)	—	(1,055)
Series B Stock conversions	79	—	1	—	—	—	1
Series B Stock dividend	—	—	(589)	—	—	—	(589)
Other comprehensive gain	—	—	—	—	—	6	6
Net loss	—	—	—	(11,172)	—	—	(11,172)

Balance, December 31, 2013	20,465,984	$205	$228,038	$(212,172)	$(8,082)	$(4,033)	$3,956

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share data)

Note One — Description of Business

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in enterprise analytics focused on customer and employee interactions and behaviors. Through its Behavioral Analytics Service and related services (collectively, “Behavioral Analytics”), Mattersight captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS+ delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Mattersight’s solutions are used by leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries.

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

Behavioral Analytics

The Company’s multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, the Company’s Behavioral Analytics offerings enable its clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through its Behavioral Analytics offerings, Mattersight helps its clients:

•	Identify optimal customer/employee behavioral pairing for call routing;

•	Identify and understand customer personality;

•	Automatically measure customer satisfaction and agent performance on every analyzed call;

•	Improve rapport between agent and customer;

•	Reduce call handle times while improving customer satisfaction;

•	Identify opportunities to improve self-service applications;

•	Improve cross-sell and up-sell success rates;

•	Improve the efficiency and effectiveness of collection efforts;

•	Measure and improve supervisor effectiveness and coaching;

•	Improve agent effectiveness by analyzing key attributes of desktop usage;

•	Predict likelihood of customer attrition;

•	Predict customer satisfaction and Net Promoter Scores® without customer surveys;

•	Predict likelihood of debt repayment;

•	Predict likelihood of a sale or cross-sell; and

•	Identify fraud callers and improve authentication processes.

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

Types of Revenue

Managed Services Revenue

Growth in Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provide related Business Monitoring services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or, in one case, an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics Service prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period.

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

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End

The fiscal year-ends presented are fiscal years 2013, 2012, and 2011, respectively.

By unanimous written consent effective December 26, 2012, the Company’s Board of Directors determined to change the Company’s fiscal year end from the last Saturday in December to December 31, beginning with fiscal 2012. Beginning with the fourth quarter of 2012, the Company’s fiscal quarters end on calendar quarter ends.

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

The changes in the preceding paragraph did not have an impact on net (loss) income and are not material to the financial statements.

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

For the ICS Business Unit, the Company utilized vendor-specific objective evidence of selling price (“VSOE”) to allocate revenue to various elements in an arrangement. The Company determined VSOE based on its normal pricing and discounting practices for the product or service when sold separately. In determining VSOE, the Company required that a substantial majority of the selling prices for a product or consulting services fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 20% of the median selling price. For the ICS Business Unit’s managed services, the Company established VSOE through the stated renewal approach. The Company was able to establish VSOE for its product and service offerings except for software. If the Company was not able to establish VSOE for an offering, it attempted to establish fair value by utilizing third-party evidence of selling price (“TPE”), which was established by obtaining evidence from comparable offerings from a peer company. If the Company was unable to establish fair value using VSOE or TPE, then the Company used estimated selling prices (“ESP”) in its allocation of revenue. To determine ESP, the Company applied significant judgment as it weighed a variety of factors, based on the facts and circumstances of the arrangement. These factors included internal costs, gross margin objectives, and existing portfolio pricing and discounting.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 31, 2013 and December 31, 2012. Fair value is an exit price and establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible into known amounts of cash (with original purchased maturities of three months or less) to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and receivables. Cash and cash equivalents and restricted cash consist of money market funds and deposits with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2013, the Company had non-interest bearing cash and interest bearing money market balances in excess of federally insured limits by $12.7 million. The Company’s receivables are derived from billings to clients located primarily in the U.S. and are denominated in U.S. dollars. For fiscal year 2013, there were four clients that accounted for 10% or more of total revenue: Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. For fiscal year 2012, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Progressive Casualty Insurance Company, which accounted for 19%, 16%, and 13% of total revenue, respectively. For fiscal year 2011, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Health Care Service Corporation, which accounted for 22%, 15%, and 14% of total revenue, respectively. As of December 31, 2013, four clients, United HealthCare Services, Inc., CVS Pharmacy, Inc., Allstate Insurance Company, and The Financial Times Limited accounted for 36%, 19%, 12%, and 11% of total gross accounts receivable, respectively. As of December 31, 2012, four clients, Progressive Casualty Insurance Company, United HealthCare Services, Inc., CVS Caremark Corporation, and Allstate Insurance Company accounted for 24%, 13%, 13%, and 10% of total gross accounts receivable, respectively.

Equipment and Leasehold Improvements

Computers, software, furniture, and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. The useful life for computers and software is three years. For enterprise software applications where a longer useful life is deemed appropriate, five years is used. For furniture and equipment, a useful life of five years is used. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is periodically reviewed to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. There was no impairment as of December 31, 2013 and December 31, 2012.

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

The Company leases certain equipment using both capital leases and operating leases. Assets leased under capital leases are recorded at the present value of future lease payments and depreciated on a straight line basis. All capital leases are for terms of either twenty-four, thirty or thirty-six months.

MATTERSIGHT CORPORATION

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

In 2013, after completing our annual qualitative review, we concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual reviews of goodwill as of December 31, 2013 and December 31, 2012. The carrying value of goodwill was $1.0 million as of December 31, 2013 and December 31, 2012.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. There was an impairment charge of less than $0.1 million for fiscal year 2013 and $0.1 million during fiscal year 2012.

	December 31, 2013	December 31, 2012
Gross intangible assets	$3.2	$2.9
Accumulated amortization of intangible assets	(2.8)	(2.7)

Total	$0.4	$0.2

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Debt

On August 19, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). The Credit Facility is subordinated to the Company’s existing $10.0 million credit facility with Silicon Valley Bank described below and, in combination therewith, increases the Company’s aggregate lines of credit to $15.0 million. The Credit Facility provides for (a) a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”) and (b) a $2.0 million convertible term loan (the “Tranche B Facility”), which, if advanced, would be funded in two tranches of $1.0 million, each evidenced by a convertible promissory note (each, a “Convertible Note”) maturing five years following the issuance thereof. The Company has not drawn on the Credit Facility as of December 31, 2013.

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extends the maturity date of the Company’s $10.0 million revolving line with Silicon Valley Bank to 2015; (ii) modifies the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable, which is approximately 80% of eligible accounts receivable; (iii) provides for a varying interest rate based on the Company’s ratio of unrestricted cash to debt; and (iv) requires the Company to maintain a tangible net worth of at least $3.0 million dollars. The terms and conditions of the Amended and Restated Credit Facility are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary co-borrowers thereto, and Silicon Valley Bank. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears. For more information relating to the terms of the Loan and Security Agreement with the “Credit Facility” and the Amended and Restated Loan and Security Agreement with the “Amended and Restated Credit Facility”, see Note Ten “Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K.

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

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income (loss). Income and expense items are translated at average exchange rates prevailing during the period. Foreign currency net losses and gains were a $6 thousand gain for fiscal year 2013, losses of $1 thousand for fiscal year 2012, and $350 thousand for fiscal year 2011, respectively. These foreign currency transactions from subsidiaries are included in interest and other income within the consolidated statements of operations.

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

Stock Warrants

In accordance with ASC 480-10 (“Distinguishing Liabilities from Equity”), the Company classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. If these warrants subsequently meet the requirements of equity classification, the Company reclassifies the fair value to equity. Fair value of the warrants was measured using a Monte Carlo option pricing model and in applying this model certain assumptions were used. See Note Twenty, “Stock Warrants”.

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

	For the Fiscal Years Ended
	2013	2012	2011
Net sales	$—	$—	$22.9
Total expenses	—	(0.1)	(23.7)
Gain from sale of assets	—	—	36.5
Benefit (provision) for income taxes	—	0.3	(6.8)
Income from discontinued operations	—	0.2	28.9

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. For the fiscal year ended December 31, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. Since continuing operations and discontinued operations both reported a pre-tax loss for the year ended December 31, 2012, an intraperiod tax allocation was not required for the year. Included in continuing operations income tax provision is tax expense of $38 thousand for the year ended December 31, 2012 and a tax benefit of $5.9 million for the year ended December 31, 2011. Included in discontinued operations income tax provision is a tax benefit of $0.3 million due to a favorable ruling from the Internal Revenue Service for the year ended December 31, 2012 and tax expense of $6.8 million for the year ended December 31, 2011. Depending upon the level of the Company’s future earnings and losses and their impact on income from discontinued operations, it is possible that these tax adjustments may change or even reverse in future periods.

Note Four — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

Continuing Operations

For fiscal year 2013, the Company recorded $0.2 million of expense related to severance and related costs for the elimination of one position. For fiscal year 2012, the Company recorded $0.7 million of expense for continuing operations related to severance and related costs for the elimination of one position. For fiscal year 2011, the Company recorded $0.3 million of income for continuing operations related to the favorable renegotiation of an office lease, partially offset by the severance and related costs for the elimination of one position and an office consolidation.

For fiscal year 2013, the Company made cash payments of $0.2 million related to cost-reduction actions. For fiscal year 2012, the Company made cash payments of $0.7 million related to cost-reduction actions and facility operating expense for continuing operations. For fiscal year 2011, the Company made cash payments of $0.2 million related to cost-reduction actions. The cash payments in fiscal years 2013, 2012, and 2011 were primarily related to severance and related costs, office space reductions, and office closures.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The severance and related costs and their utilization for the fiscal years ended 2011, 2012, and 2013 are as follows:

	Employee Severance	Facilities	Total
Balance, January 1, 2011	$—	$0.3	$0.3

Charges	—	(0.2)	(0.2)
Adjustments	—	(0.2)	(0.2)

Charged to severance and related costs	—	(0.4)	(0.4)
Payments	—	(0.2)	(0.2)
Other	—	0.3	0.3

Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)
Other	—	—	—

Balance, December 31, 2012	$—	$—	$—

Charges	0.2	—	0.2
Adjustments	—	—	—

Charged to severance and related costs	0.2	—	0.2
Payments	(0.2)	—	(0.2)
Other	—	—	—

Balance, December 31, 2013	$—	$—	$—

As of December 31, 2013, all severance and related costs for continuing operations have been paid.

Discontinued Operations

For the fiscal years ended 2013 and 2012, there was no expense related to severance and related costs of discontinued operations. During fiscal year 2011, the Company recognized pre-tax charges (including adjustments) of $0.2 million of expense related to severance and related costs of discontinued operations for the elimination of 11 positions.

During fiscal year 2011, the Company made cash payments of $0.2 million, related to cost-reduction actions for discontinued operations. The cash payments made during fiscal year 2011 were related to severance and related costs.

The severance and related costs and their utilization for the fiscal years ended 2011, 2012 and 2013 are as follows:

	Employee Severance	Facilities	Total
Balance, January 1, 2011	$—	$—	$—

Charges	0.2	—	0.2
Adjustments	—	—	—

Charged to severance and related costs	0.2	—	0.2
Payments	(0.2)	—	(0.2)

Balance, December 31, 2011	$—	$—	$—

Charges	—	—	—
Adjustments	—	—	—

Charged to severance and related costs	—	—	—
Payments	—	—	—

Balance, December 31, 2012	$—	$—	$—

Charges	—	—	—
Adjustments	—	—	—

Charged to severance and related costs	—	—	—
Payments	—	—	—

Balance, December 31, 2013	$—	$—	$—

As of December 31, 2013, all severance and related costs for discontinued operations have been paid.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Five — Receivables, Net

Receivables consist of the following:

	As of
	December 31, 2013	December 31, 2012
Amounts billed to clients	$2.3	$2.5
Unbilled revenue	0.1	0.1

	2.4	2.6
Allowances for doubtful accounts*	—	—

Receivables, net	$2.4	$2.6

*	Less than $0.1 million.

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials, and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 31, 2013 and December 31, 2012 consists of amounts due from clients and is anticipated to be collected within normal terms. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Current prepaid expenses consisted of the following:

	As of
	December 31, 2013	December 31, 2012
Deferred costs	$1.1	$1.8
Prepaid commissions	1.2	1.7
Other	1.3	0.9

Total	$3.6	$4.4

Note Seven — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 31, 2013	December 31, 2012
Computers and software	$18.7	$30.3
Furniture and equipment	0.5	0.6
Leasehold improvements	1.0	1.0

Equipment and leasehold improvements, gross	20.2	31.9
Accumulated depreciation and amortization	(15.0)	(27.2)

Equipment and leasehold improvements, net	$5.2	$4.7

Depreciation expense was $3.4 million, $3.4 million, and $3.2 million, for fiscal years 2013, 2012, and 2011, respectively. Assets acquired under capital leases were $3.0 million, $1.8 million, and $2.5 million, in fiscal years 2013, 2012, and 2011, respectively. Depreciation expense on capital lease assets was $2.2 million, $2.2 million, and $1.8 million, in fiscal years 2013, 2012, and 2011, respectively.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eight — Income Taxes

Loss before income taxes consisted of the following:

	For the Fiscal Years Ended
	2013	2012	2011
United States	$(11.3)	$(15.0)	$(15.8)
Foreign	(0.1)	(0.4)	(0.6)

Total	$(11.4)	$(15.4)	$(16.4)

The income tax benefit consists of the following:

	For the Fiscal Years Ended
	2013	2012	2011
Current:
Federal	$—	$—	$5.5
State	0.2	—	0.4
Foreign	—	—	—

Total current	0.2	—	5.9

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Income tax benefit	$0.2	$—	$5.9

The 2012 earnings and gain from discontinued operations included $0.3 million of tax benefit due to a favorable ruling from the Internal Revenue Service. The 2011 earnings and gain from discontinued operations included $6.8 million of tax expense.

Total income tax benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended
	2013	2012	2011
Federal tax benefit, at statutory rate	$4.0	$5.4	$5.7
State tax benefit, net of federal benefit	0.3	0.4	0.4
Nondeductible expenses	(0.1)	0.3	(0.2)
Other	(0.1)	0.3	—
Valuation allowance	(3.9)	(6.4)	—

Income tax benefit	$0.2	$—	$5.9

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

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

	For the Fiscal Years Ended
	2013	2012	2011
Balance at beginning of year	$12.9	$12.9	$12.8
Additions based on tax positions related to the current year	—	—	0.3
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(0.3)	—	(0.2)
Reductions for tax positions as a result of lapse of statute	—	—	—
Settlements	—	—	—

Balance at end of year	$12.6	$12.9	$12.9

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

Due to the Company’s worldwide net operating loss carryforward position, accrued interest and penalties associated with uncertain tax positions as of December 31, 2013 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

Deferred tax assets and liabilities were comprised of the following:

	As of
	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$64.0	$60.4
Other accruals	4.7	4.7
Depreciation and amortization, including goodwill	0.6	0.1
Tax credit carryforward	0.5	0.5
Valuation allowance	(67.6)	(63.8)

Total deferred tax assets	2.2	1.9

Deferred tax liabilities:
Prepaid expenses	(2.3)	(2.0)

Total deferred tax liabilities	(2.3)	(2.0)

Net deferred tax liability	$(0.1)	$(0.1)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregated to an immaterial amount at each of December 31, 2013 and December 31, 2012.

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category. Since continuing operations and discontinued operations both reported a pre-tax loss for the year ended December 31, 2012, an intraperiod tax allocation was not required for the year. Included in continuing operations income tax provision is tax expense of $38 thousand for the year ended December 31, 2012. Included in discontinued operations income tax provision is tax benefit of $0.3 million for the year ended December 31, 2012.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This was in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 31, 2013, net deferred tax assets of $67.6 million were fully offset by a valuation allowance. The Company’s U.S. Federal net operating losses (“NOLs”) of $204.9 million and U.S. State NOLs of $125.5 million will expire beginning in 2022 and 2014, respectively. The Company’s non-U.S. NOLs of $0.9 million are subject to various expiration dates beginning in 2014. The Company also carries $0.5 million in Research and Development credit carryforwards that will expire beginning in 2020.

The Company’s ability to utilize its NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of the Company’s Common Stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. The Company has undergone a Section 382 analysis and does not believe there is a limitation on the use of NOLs under Section 382. If a change in ownership is deemed to have occurred during the past three years, then it may be possible that the Company’s NOL carryforward could be subject to limitation under Section 382 for tax return purposes. However, since its NOL carryforward is fully reserved with a valuation allowance, there would be no impact for financial statement purposes from a Section 382 limitation.

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	December 31, 2013	December 31, 2012
Deferred costs	$1.8	$1.8
Prepaid commissions	1.8	1.7
Other	0.8	0.3

Total	$4.4	$3.8

Note Ten — Short-Term Debt

On August 19, 2013, the Company together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). In connection with the execution of the Credit Facility the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank warrants (the “PfG Warrants”) to purchase shares of Common Stock see Note Twenty — Stock Warrants for additional information. The Credit Facility is subordinated to the Company’s existing $10.0 million credit facility with Silicon Valley Bank described below and, in combination therewith, increases the Company’s aggregate lines of credit to $15.0 million. The Credit Facility provides for (a) a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”) and (b) a $2.0 million convertible term loan (the “Tranche B Facility”), which, if advanced, would be funded in two tranches of $1.0 million, each evidenced by a convertible promissory note (each, a “Convertible Note”) maturing five years following the issuance thereof. The Company has not drawn on the Credit Facility as of December 31, 2013.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extends the maturity date of the Company’s $10.0 million revolving line with Silicon Valley Bank to 2015, (ii) modifies the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable, (iii) provides for a varying interest rate based on the Company’s ratio of unrestricted cash to debt, and (iv) requires the Company to maintain a tangible net worth of at least $3.0 million dollars. The terms and conditions of the Amended and Restated Credit Facility are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary co-borrowers thereto, and Silicon Valley Bank. The Company repaid the $3.7 million of short-term debt outstanding on December 4, 2013. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears. Interest expense for the fiscal years ended 2013 and 2012 was $0.1 million and $0.1 million, respectively. The interest rate for the year ended December 31, 2013 was 4%. The Company was in compliance with all of its debt covenants under the Amended and Restated Credit Facility as of December 31, 2013. As of December 31, 2013, the Company has not drawn any funds on its Credit Facilities.

Note Eleven — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Mattersight Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 30% of their eligible compensation and up to 100% of their bonus compensation, subject to IRS statutory limits. For fiscal years 2013 and 2011, Mattersight suspended the employer matching contributions for both U.S. and non-U.S. plans. For fiscal year 2012, the employer match contribution was $0.2 million. The Company funded non-U.S. contributory plans as required by statutory regulations. For fiscal year 2012, amounts funded by the Company were immaterial for non-U.S. plans.

Note Twelve — Capital Stock and Series B Stock

Under the terms of its Certificate of Incorporation, as amended, the Company’s authorized capital stock consists of (i) 50,000,000 shares of Common Stock, and (ii) 40,000,000 shares of preferred stock. The 40,000,000 shares consist of 35,000,000 shares of preferred stock (“Preferred Stock”), par value $0.01 per share and 5,000,000 of 7% Series B Convertible Preferred Stock. Under the terms of the Certificate of Designations of 7% Series B Convertible Preferred Stock, the Company designated 5,000,000 shares of the Preferred Stock as its Series B Stock. 1,649,122 and 1,649,201 shares of Series B Stock were issued and outstanding as of December 31, 2013 and December 31, 2012, respectively.

On November 26, 2013, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with certain accredited investors party thereto (collectively, the “Purchasers”). Under the terms of the Purchase Agreement, the Company sold, and the Purchasers purchased from the Company, 1,538,462 shares (the “Shares”) of Common Stock, at a price of $3.90 per share (the “Offering”). The aggregate gross proceeds, net of fees, the Company received from the Offering were approximately $5.6 million. Approximately 39.9% of the Shares were purchased by directors of the Company, or by their affiliates. Commissions of $0.3 million were paid in connection with the sale of the Shares. The Shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on Rule 506 of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the purchasers is an accredited investor within the meaning of Rule 501(a) of Regulation D and the Shares were sold without any general solicitation by the Company or its representatives.

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

On December 20, 2011, under the terms of its Settlement Agreement with Technology Crossover Ventures (“TCV”), Mattersight repurchased 1,872,805 shares of Series B Stock from TCV to settle previously disclosed arbitration.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 19, 2011, the Company entered into a Purchase Agreement with IGC Fund VI, LP (the “Investor”). Under the terms of the Purchase Agreement, on December 20, 2011, the Investor purchased 1,252,609, shares of Common Stock, at a price of $4.79 per share. The aggregate consideration received from the sale of the shares to the Investor was approximately $6.0 million.

On September 12, 2008, Mattersight completed a rights offering, which raised $14.8 million, net of expenses. Under the terms of the rights offering, persons who owned shares of Common Stock or Series B Stock as of the record date for the rights offering received the right to purchase 0.19756 shares of Common Stock. These subscription rights expired on September 12, 2008. Pursuant to the terms of the rights offering, the Company issued 2,645,395 shares of Common Stock at $5.67 per share.

In December 2006, the Company completed an $18.0 million rights offering. Under terms of the rights offering, persons who owned shares of Common Stock or Series B Stock as of the record date for the rights offering received the right to purchase 0.0910 shares of Common Stock. These subscription rights expired on December 15, 2006. Pursuant to the terms of the rights offering, the Company issued 1,001,342 shares of Common Stock at $17.97 per share.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the 1999 Plan, awards of restricted stock, installment stock, salary replacement, commissions, stock options, and stock appreciation rights may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). If shares or options awarded under the 1999 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those shares or options again become available for issuance under the 1999 Plan. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of Common Stock that are outstanding. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the 1999 Plan to increase the number of shares available for issuance under the 1999 Plan by 1,500,000.

Stock-based compensation expense was $5.6 million, $3.7 million, and $5.4 million, for fiscal years ended 2013, 2012, and 2011, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company does not recognize the windfall tax benefit related to the excess tax deduction because the Company currently does not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 for each of fiscal years ended December 31, 2013 and December 31, 2012.

As of December 31, 2013, there were a total of 1,501,600 shares of Common Stock available for future grants under the 1999 Plan and from treasury stock. The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock awards are shares of Common Stock granted to an individual that do not immediately vest but rather, vest over a period of time. During the vesting period, the holder of granted restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future shares of Common Stock in specified amounts on specified vesting dates, subject to the individual remaining a Mattersight employee on the specified vesting dates. The holder has no benefits of ownership in installment stock until such time as the installment stock actually vests.

Restricted and installment stock award activity was as follows for the years ended December 31, 2011, December 31, 2012, and December 31, 2013:

	Shares	Weighted Average Price
Nonvested balance at January 1, 2011	903,040	$6.12

Granted	1,246,955	$6.58
Vested	(737,880)	$7.04
Forfeited	(126,002)	$6.51

Nonvested balance at December 31, 2011	1,286,113	$6.33

Granted	445,496	$7.54
Vested	(601,298)	$6.54
Forfeited	(308,948)	$6.37

Nonvested balance at December 31, 2012	821,363	$6.81

Granted	193,661	$4.52
Vested	(351,137)	$6.39
Forfeited	(213,664)	$6.62

Nonvested balance at December 31, 2013	450,223	$6.25

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Years Ended
	2013	2012	2011
Total fair value of restricted and installment stock awards vested	$1.4	$3.6	$4.8
Compensation expense related to restricted stock awards	$2.1	$2.5	$4.8

Following the completion of the sale of the ICS Business Unit on May 28, 2011, 21,278 unvested restricted stock awards and 8,750 stock options held by the employees of the ICS Business Unit were cancelled pursuant to the terms of the respective Restricted Stock Award and Stock Option Agreements.

As of December 31, 2013, there remains $2.1 million of unrecognized compensation expense related to restricted and installment stock awards. These costs are expected to be recognized over a weighted average period of 1.5 years. The Company estimated the forfeiture rate at 3% for fiscal years 2013, 2012, and 2011.

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

In addition, the 1999 Plan provides that each non-employee director, upon commencing service, shall receive a non-qualified stock option to purchase 50,000 shares of Common Stock that vests ratably over a period of 48 months. The 1999 Plan also provided that each non-employee director received a non-qualified stock option to purchase 5,000 shares of Common Stock, which was granted annually, the day after the Company’s annual stockholders’ meeting (the “Annual Grant”). Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of Common Stock on the grant date, and are exercisable for up to 10 years. By action of the Board of Directors, the 1999 Plan was amended such that, commencing with the 2013 annual stockholders’ meeting, the size of the Annual Grant to each non-employee director increased from 5,000 to 10,000 shares.

During fiscal year 2013, options to purchase a total of 467,500 shares of Common Stock were granted. On February 13, 2013, one employee received options to purchase a total of 5,000 shares of Common Stock. The exercise price per share was $4.48, the closing price for shares of Common Stock on the grant date. The options will vest 25% on February 28, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On March 15, 2013, the Company’s executive officers and other employees received options to purchase a total of 342,500 shares of Common Stock. The exercise price per share was $4.69, the closing price for shares of Common Stock on the grant date. The options vested 6.25% on May 31, 2013, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On May 17, 2013, options to purchase a total of 70,000 shares of Common Stock were granted to the Company’s Board of Directors. The exercise price per share was $3.80, the closing price for shares of Common Stock on the grant date. The options will vest 25% on May 31, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On November 6, 2013, options to purchase a total of 50,000 shares of Common Stock were granted to two employees. The exercise price per share was $4.10, the closing price for shares of Common Stock on the grant date. The options vested 6.25% on November 30, 2013, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years.

During fiscal year 2012, options to purchase a total of 818,543 shares of Common Stock were granted. On February 27, 2012, options to purchase from the Company a total of 600,000 shares of Common Stock were granted to the Company’s executive officers. The options vested 6.25% on February 29, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum term of 10 years. The exercise price per share was $5.79, the closing price of a share of Common Stock on the grant date. On May 17, 2012, certain employees received options to purchase from the Company a total of 73,336 shares of Common Stock. These options vested 6.25% on August 31, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum term of 10 years. The exercise price per share was $7.99, the closing price of a share of Common Stock on the grant date. On May 18, 2012, the Company’s non-employee directors received options to purchase from the Company a total of 32,042 shares of Common Stock. These options vested 25% on May 31, 2013, and the balance will vest ratably over the following 12 quarters, with a maximum term of 10 years. The exercise price per share was $7.70, the closing price of a share of Common Stock on the grant date. On August 8, 2012, two executive officers received options to purchase from the Company a total of 113,165 shares of Common Stock. The exercise price per share was $7.71, the closing price of a share of Common Stock on the grant date. The options issued to the first executive vested 6.25% on August 31, 2012, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. The options issued to the second executive vested 25% on August 31, 2013, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years.

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

Option activity was as follows for the years ended December 31, 2011, December 31, 2012, and December 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of January 1, 2011	1,252,392	$12.37	5.5

Exercisable as of January 1, 2011	976,562	$14.05

Granted	130,000	$5.69		$3.44
Exercised	—	$—
Forfeited	(154,457)	$18.07

Outstanding as of December 31, 2011	1,227,935	$10.95	5.4

Exercisable as of December 31, 2011	986,626	$12.30

Outstanding intrinsic value at December 31, 2011	$0.3

Exercisable intrinsic value at December 31, 2011	$0.2

Granted	818,543	$6.33		$3.77
Exercised	(173,600)	$3.84
Forfeited	(106,642)	$18.78

Outstanding as of December 31, 2012	1,766,236	$9.03	7.4

Exercisable as of December 31, 2012	1,004,232	$11.09

Outstanding intrinsic value at December 31, 2012	$0.2

Exercisable intrinsic value at December 31, 2012	$0.2

Granted	467,500	$4.49		$2.68
Exercised	(4,498)	$3.47
Forfeited	(215,000)	$9.15

Outstanding as of December 31, 2013	2,014,238	$7.98	7.0

Exercisable as of December 31, 2013	1,204,786	$9.66

Outstanding intrinsic value at December 31, 2013	$0.3

Exercisable intrinsic value at December 31, 2013	$0.1

	For the Fiscal Years Ended
	2013	2012	2011
Compensation expense related to option awards	$1.1	$0.5	$1.1

	For the Fiscal Years Ended
	2013	2012	2011
Total fair value of stock options vested	$1.1	$1.0	$0.6
Intrinsic value of stock options exercised	—	0.4	—
Proceeds received from option exercises	—	0.7	—

As of December 31, 2013, there remained $2.5 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for options granted during fiscal years 2013, 2012, and 2011 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2013	2012	2011
Risk-free interest rates	0.7%	0.6%	0.9%
Expected dividend yield	—	—	—
Expected volatility	67%	67%	67%
Expected lives	6.0 years	6.0 years	6.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

The ESPP is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. The shares of Common Stock issued in respect of employee purchases under the ESPP during the fiscal years ended 2013, 2012, and 2011 were as follows:

	For the Fiscal Years Ended
	2013	2012	2011
Shares of Common Stock issued	40,959	27,939	29,554

Expense related to ESPP (in thousands)	$39	$46	$39

The fair value for ESPP purchases during fiscal years 2013, 2012, and 2011 was estimated using a Black Scholes model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2013	2012	2011
Risk-free interest rates	0.05%	0.06%	0.06%
Expected dividend yield	—	—	—
Expected volatility	46%	49%	49%
Expected lives	0.25 years	0.24 years	0.25 years

Salary Replacement Program

On May 9, 2013, the Compensation Committee approved the reinstatement of the Salary Replacement Program (the “Program”) for the period from July 1, 2013 through June 30, 2014 (the “Effective Period”). Participation was mandatory for any employee whose annual base salary was equal to or greater than $125,000 (each such employee, a “Participant”). Under the Program, Participants received periodic grants of unrestricted Common Stock (subject to Compensation Committee approval of each grant to the executive officers) in exchange for a 25% reduction in the cash salaries otherwise payable to Participants.

On August 7, 2013, the Compensation Committee suspended the Program. The Company no longer reduces cash salaries for periodic grants of unrestricted Common Stock. Effective October 1, 2013, the Company’s executive officers and other affected employees received their full salaries in cash.

A total of 146,267 shares of Common Stock were granted to employees under the Program during fiscal year 2013. The Company recorded $0.6 million of expense for the Program during the fiscal year ended 2013.

Commissions

The Company paid commissions with shares of unrestricted Common Stock from May 2013 to July 2013. A total of 345,324 shares of unrestricted Common Stock were granted to employees in payment of earned commissions during fiscal year 2013. In connection therewith, the Company recorded $0.5 million of expense during fiscal year 2013.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Fourteen — (Loss) Income Per Share

The following table sets forth the computation of the (loss) income and shares used in the calculation of basic and diluted (loss) income per share:

	For the Fiscal Years Ended
	2013	2012	2011
Loss from continuing operations	$(11.2)	$(15.5)	$(10.6)
Series B Stock fair value over stated value	—	—	(6.5)
Dividends related to Series B Stock (1)	(0.6)	(0.6)	(1.2)

Loss from continuing operations available to Common Stock holders	(11.8)	(16.1)	(18.3)
Income from discontinued operations	—	0.2	28.9

Net (loss) income available to Common Stock holders	$(11.8)	$(15.9)	$10.6

	For the Fiscal Years Ended
	2013	2012	2011
Per share of Common Stock
Basic/diluted loss from continuing operations, as restated	$(0.70)	$(1.01)	$(1.29	)(3)

Basic/diluted income from discontinued operations	$—	$0.02	$2.03

Basic/diluted net (loss) income available to Common Stock holders	$(0.70)	$(0.99)	$0.74

Weighted average shares outstanding (basic and diluted) (in millions)	16.72	16.00	14.23

Currently anti-dilutive common stock equivalents(2) (in millions)	1.70	1.97	3.25

(1)

The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, and July 1, 2013 through December 31, 2013 (the aggregate amount of these dividends was approximately $0.9 million). The Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. The dividend payment of $0.3 million for the dividend period July 1, 2011 through December 31, 2011 was paid on January 3, 2012. The dividend payment of $1.9 million paid on July 1, 2011 was for the dividend periods January 1, 2011 through June 30, 2011, July 1, 2010 through December 31, 2010, and July 1, 2008 through December 31, 2008.

(2)

In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

(3)

The effects of the correction of the error reported in Note Twenty-Three “Restatement —Basic and Diluted Loss Per Share from Continuing Operations” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Form 10-K are reflected in all periods presented.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and December 31, 2012:

	Fair Value Measurements at December 31, 2013 Using
	Total carrying value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$12.7	$12.7	$—	$—
Warrant liability	$0.8	$—	$—	$0.8

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at December 31, 2012 Using
	Total carrying value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.4	$13.4	$—	$—

The following table represents the activity in the Company’s Level 3 warrants during fiscal year ended 2013:

(In millions)	December 31, 2013
Level 3 warrants, beginning of period	$—
Addition — PfG Warrants, initial fair value	0.6
Change in fair value of warrant liability	0.2

Level 3 warrants, end of period	$0.8

Note Seventeen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of December 31, 2013 and December 31, 2012 due to the short-term nature of these instruments.

Note Eighteen — Leases

Capital Leases

The Company acquired $3.0 million and $1.8 million of computer equipment and leasehold improvements using capital leases during fiscal years 2013 and 2012, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $2.2 million, $2.2 million, and $1.8 million, of depreciation on capital leases during 2013, 2012, and 2011, respectively. All capital leases are for a term of twenty-four, thirty, or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2013:

Year	Amount
2014	$1.9
2015	1.2
2016	0.2
Thereafter	—

Total minimum lease payments	$3.3
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.1
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$2.8

Capital leases included in equipment and leasehold improvements (see Note Seven):

	As of
	December 31, 2013	December 31, 2012
Computers and software	$5.6	$5.2
Accumulated depreciation and amortization	(2.8)	(3.2)

Computers and software, net	$2.8	$2.0

Capital leases consisted of the following:

	As of
	December 31, 2013	December 31, 2012
Other current liabilities	$1.6	$1.6
Other long-term liabilities	1.2	0.7

Total	$2.8	$2.3

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases various office facilities under leases expiring at various dates through February 28, 2015. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Rental expense for all operating leases approximated $1.4 million, $1.1 million, and $1.1 million, for fiscal years ended 2013, 2012, and 2011, respectively. These amounts exclude rental payments related to office space reductions, which were $0.1 million in fiscal year 2011.

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount
2014	$1.3
2015	0.7
2016	0.3
2017	0.1
2018	—
Thereafter	—

Total minimum payments required	$2.4

Note Nineteen — Other Current Liabilities

	As of
	December 31, 2013	December 31, 2012
Capital leases	$1.6	$1.6
Warrant liability	0.8	—
Series B Stock dividend payable	0.9	0.3
Other	0.8	1.0

Total	$4.1	$2.9

Note Twenty — Stock Warrants

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

The holders of the PfG Warrants (or their permitted successors and assigns), are entitled to exercise or exchange the PfG Warrants at any time through August 19, 2018, for the number of duly authorized, validly issued, fully paid, and non-assessable shares of Common Stock as up to $600 thousand would purchase at the exercise price (described below), upon the terms and subject to the provisions of the PfG Warrants. The exercise price of the PfG Warrants is equal to the lesser of (a) $2.79 and (b) the 10-Day VWAP as of the date that is six months following the issue date thereof.

The Company also granted warrants (the “Conditional Warrants”) to PfG to purchase up to $2.0 million of Common Stock, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (i) the Tranche B Facility is advanced and (ii) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. The Conditional Warrants may be exercised only in an amount equal to the principal amount of such prepayment. As of December 31, 2013, the Tranche B Facility had not been advanced.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Warrants at December 31, 2013, and the changes during the fiscal year ended 2013, is presented in the following table:

	Issue Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Outstanding as of December 31, 2012	—	—	—	—

Granted	August 19, 2013	215,064	Lower of $2.79 And 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2013		215,064	Lower of $2.79 And 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018

Exercisable as of December 31, 2013		215,064	Lower of $2.79 And 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	December 31, 2013	August 19, 2013
Risk-free interest rates	1.57%	1.63%
Expected dividend yield	—	—
Expected volatility	58%	70%
Expected lives	5.0 years	5.0 years
Weighted average grant date fair value	$3.65	$2.53

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twenty-One — Litigation and Other Contingencies

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of December 31, 2013.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twenty-Two — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2013
	1st		2nd	3rd		4th	Year
Total revenue	$8.6		$7.9	$8.7		$9.3	$34.5
Gross margin	$5.6		$5.2	$5.7		$6.9	$23.4
Operating loss	$(3.8)		$(3.2)	$(2.5	)(1)	$(1.3)	$(10.8	)(1)
Loss from continuing operations	$(3.7)		$(3.3)	$(2.6	)(1)	$(1.6)	$(11.2	)(1)
Income from discontinued operations	$—		$—	$—		$—	$—
Net loss	$(3.7)		$(3.3)	$(2.6	)(1)	$(1.6)	$(11.2	)(1)
Net loss available to Common Stock holders	$(3.8)		$(3.5)	$(2.8	)(1)	$(1.7)	$(11.8	)(1)
Basic loss from continuing operations per share	$(0.23)		$(0.21)	$(0.17)		$(0.10)	$(0.70)
Basic income from discontinued operations per share	$—		$—	$—		$—	$—
Basic net loss per share available to Common Stock holders	$(0.23)		$(0.21)	$(0.17)		$(0.10)	$(0.70)
Diluted loss from continuing operations per share	$(0.23)		$(0.21)	$(0.17)		$(0.10)	$(0.70)
Diluted income from discontinued operations per share	$—		$—	$—		$—	$—
Diluted net loss per share available to Common Stock holders	$(0.23)		$(0.21)	$(0.17)		$(0.10)	$(0.70)
Shares used to calculate basic and diluted net loss per share (in millions)	16.32		16.47	16.76		17.34	16.72

	For the Fiscal Year Ended 2012
	1st		2nd	3rd		4th	Year
Total revenue	$9.0		$8.0	$8.1		$8.8	$33.9
Gross margin	$5.5		$4.8	$5.0		$5.2	$20.5
Operating loss	$(3.2	)(2)	$(3.4)	$(3.8)		$(4.6)	$(15.0	)(2)
Loss from continuing operations	$(3.3	)(2)	$(3.5)	$(3.9)		$(4.7)	$(15.4	)(2)
(Loss) income from discontinued operations	$(0.1)		$—	$0.3		$—	$0.2
Net loss	$(3.4	)(2)	$(3.6)	$(3.6)		$(4.6)	$(15.2	)(2)
Net loss available to Common Stock holders	$(3.5	)(2)	$(3.7)	$(3.8)		$(4.9)	$(15.9	)(2)
Basic loss from continuing operations per share	$(0.22)		$(0.23)	$(0.25)		$(0.30)	$(1.01)
Basic (loss) income from discontinued operations per share	$(0.01)		$—	$0.02		$—	$0.02
Basic net loss per share available to Common Stock holders	$(0.22)		$(0.23)	$(0.23)		$(0.30)	$(0.99)
Diluted loss from continuing operations per share	$(0.22)		$(0.23)	$(0.25)		$(0.30)	$(1.01)
Diluted (loss) income from discontinued operations per share	$(0.01)		$—	$0.02		$—	$0.02
Diluted net loss per share available to Common Stock holders	$(0.22)		$(0.23)	$(0.23)		$(0.30)	$(0.99)
Shares used to calculate basic and diluted net (loss) income per share (in millions)	15.75		15.97	16.07		16.22	16.00

(1)

Includes $0.2 million of expense for the third quarter of fiscal year 2013 primarily related to severance and related costs associated with cost reduction plans. For fiscal year 2013 severance and related costs associated with cost reduction plans was $0.2 million.

(2)

Includes $0.7 million of expense for the first quarter of fiscal year 2012 primarily related to severance and related costs associated with cost reduction plans. For fiscal year 2012 severance and related costs associated with cost reduction plans was $0.7 million.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twenty-Three— Restatement —Basic and Diluted Loss Per Share from Continuing Operations

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

The following tables summarize the corrections to basic and diluted loss per share from continuing operations for fiscal year 2011.

	For the Fiscal Year Ended 2011
	As Reported	Adjustment	As Restated
Per share of Common Stock:
Basic loss from continuing operations	$(0.74)	$(0.55)	$(1.29)

Diluted loss from continuing operations	$(0.74)	$(0.55)	$(1.29)

The following table (unaudited) summarizes the corrections to basic and diluted loss per share of Common Stock from continuing operations for the quarters in fiscal year ended 2011:

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

MATTERSIGHT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for doubtful accounts*:
Fiscal year ended December 31, 2013	$—	—	—	—	$—
Fiscal year ended December 31, 2012	$—	—	—	—	$—
Fiscal year ended December 31, 2011	$—	—	—	—	$—
Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2013	$63.8	3.8	—	—	$67.6
Fiscal year ended December 31, 2012	$55.8	8.0	—	—	$63.8
Fiscal year ended December 31, 2011	$62.7	(6.9)	—	—	$55.8

*	Less than $0.1 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-K, Mattersight’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

Not applicable.

(d) Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information about our corporate Directors and the committees of our Board of Directors, see the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed by Mattersight for its 2014 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 13, 2014), current position, and term of office of each of our executive officers.

Name	Age	Current Position	Executive Officer Since
Kelly D. Conway*	57	President and Chief Executive Officer	1999
Christine R. Carsen	43	Vice President, General Counsel and Corporate Secretary	2009
Christopher J. Danson	46	Executive Vice President of Delivery	2011	**
Richard M. Dresden	45	Executive Vice President of Sales	2014
David R. Gustafson	36	Executive Vice President of Products and Marketing	2012
Mark Iserloth	50	Vice President and Chief Financial Officer	2012

*	Member of the Board of Directors
**

Mr. Danson was previously a named executive officer from December 2004 through February 2008. In February 2008, due to changes in his role in connection with a Company restructuring, it was determined that he no longer met the criteria therefor.

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

Christine R. Carsen has been Vice President, General Counsel and Corporate Secretary of the Company since May 2011. She is responsible for the legal function, as well as board governance and other administrative functions. Ms. Carsen held the position of Vice President, Associate General Counsel, and Chief Privacy Officer from September 2007, when she joined the Company, and was appointed Corporate Secretary in February 2009. Prior to joining the Company, Ms. Carsen was a Partner at Winston & Strawn LLP from 2005 to 2007, having joined the firm as an associate in 2001. During her time at Winston & Strawn, Ms. Carsen focused on information-technology transactions, privacy matters, and general corporate and commercial transactions.

Christopher J. Danson has been Executive Vice President of Delivery since February 2012, prior to which he served as Vice President of Delivery since June 2011. His responsibilities include executive leadership of the business and technical delivery functions, which encompasses product development, rules and analytics development/tuning, data centers, security, training and adoption, service delivery management, support operations and business intelligence. Mr. Danson has spent more than 18 years with the Company, having spent the first seven years of his tenure with TSC.

Richard M. Dresden joined the Company as its Executive Vice President of Sales in February 2014. In this role, Mr. Dresden has responsibility for developing the Company’s sales strategy, go-to-market initiatives, and revenue growth, and expanding the Company’s customer base. Prior to joining Mattersight, Mr. Dresden was a Vice President at Savvis (which was acquired by Centurylink, Inc.) and the Head of Sales for the Financial Services vertical where he managed a sales team of over 50 people and drove significant revenue and bookings growth. Mr. Dresden was the founding executive for Savvis’ ITO (IT outsourcing) division where he recruited and managed the cross-functional team to launch the business unit.

David R. Gustafson has been Executive Vice President of Products and Marketing since July 2013, prior to which he served as Vice President of Marketing and Product Management since February 2012. Mr. Gustafson has responsibility for marketing, product management, and sales support. In his thirteen years at Mattersight, Mr. Gustafson has held a number of positions, including Vice President of Business Delivery, responsible for the deployment and support of Mattersight’s solutions. Prior to joining Mattersight, Mr. Gustafson worked as a financial analyst at ABN AMRO North America in the office of the CFO.

Mark Iserloth has been Vice President and Chief Financial Officer of the Company since July 2012. Mr. Iserloth has responsibility for the Company’s Finance, Accounting, Human Resources, and other administrative functions. Prior to joining Mattersight, Mr. Iserloth was Chief Financial Officer of Trustwave Holdings, Inc. Prior to joining Trustwave, Mr. Iserloth was Chief Financial Officer of Initiate Systems, Inc.

The Company maintains a code of ethical business conduct (the “Code of Conduct”) applicable to all of our directors, officers, and other employees, including our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial officer) and Vice President of Financial Reporting (who serves as our principal accounting officer). The Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance, and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct is available on our website at www.Mattersight.com. We will make a copy of it available to any person, without charge, upon written request to Mattersight Corporation, 200 S. Wacker Drive, Suite 820, Chicago, Illinois 60606, Attn: Corporate Secretary. To the extent permitted by applicable rules of the NASDAQ Global Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of the Code of Conduct for our Chief Executive Officer or Chief Financial Officer by posting such information on our website.

Item 11.	Executive Compensation.

The information under “Executive Compensation,” and “Director Compensation” in the Proxy Statement to be filed by the Company for its 2014 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by the Company for its 2014 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 31, 2013, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (excluding securities reflected in column (1) (2)
Equity compensation plans approved by security holders	2,014,238	$7.98	1,501,600	(3)
Equity compensation plans not approved by security holders(4)	—	$—	—

Total	2,014,238	$7.98	1,501,600	(5)

(1)	Reflects number of shares of Common Stock and stock warrants.
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
(5)

Does not include (i) shares of restricted Common Stock held by employees, of which 450,223 shares were issued and outstanding as of December 31, 2013, which are included in the amount of issued and outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the heading “Transactions with Related Persons” in the Proxy Statement to be filed by Mattersight for its 2014 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Ratification of Selection of Independent Public Accountants—Principal Accounting Fees and Services” in the Proxy Statement to be filed by the Company for its 2014 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2014.

MATTERSIGHT CORPORATION

By	/S/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 13, 2014.

Name	Capacity

/S/ KELLY D. CONWAY Kelly D. Conway	Director, President and Chief Executive Officer (Principal Executive Officer)

* Tench Coxe	Chairman of the Board and Director

* Philip R. Dur	Director

* Henry J. Feinberg	Director

* John T. Kohler	Director

* David B. Mullen	Director

* Michael J. Murray	Director

* John C. Staley	Director

/S/ MARK ISERLOTH Mark Iserloth	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ Glenn Polson Glenn Polson	Vice President of Financial Reporting (Principal Accounting Officer)

*By:	/S/ MARK ISERLOTH
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

Exhibit 10.4 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

2.5	Amendment No. 4 to Acquisition Agreement, dated as of September 7, 2011, by and among TeleTech Holdings, Inc., eLoyalty, LLC (f/k/a Magellan Acquisition Sub, LLC) and Mattersight Corporation (filed on November 10, 2011 as Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

2.6	Amendment No. 5 to Acquisition Agreement, dated as of October 17, 2011, by and among TeleTech Holdings, Inc., eLoyalty, LLC (f/k/a Magellan Acquisition Sub, LLC) and Mattersight Corporation (filed on November 10, 2011 as Exhibit 10.2 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

3(i).1	Certificate of Incorporation of Mattersight Corporation, as amended (filed as Exhibit 3.1 to Mattersight’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).

3(i).2	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (filed as Exhibit 3.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

3(i).3	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (filed as Exhibit 3.4 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

3(i).4	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective May 31, 2011 (filed on May 31, 2011 as Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K).

3(ii).1	By-Laws of Mattersight Corporation (filed as Exhibit 3.2 to the S-1).

3(ii).2	Amendment to By-Laws of Mattersight Corporation (filed on November 16, 2007 as Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Mattersight Corporation (included as Exhibit 4.2 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000).

4.2	Certificate of Increase of Series A Junior Participating Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.5 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.3	Certificate of Designation of 7% Series B Convertible Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.6 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

Exhibit No.	Description of Exhibit

4.4	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.5	Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to Mattersight Corporation’s Registration Statement on Form S-1/A filed on August 8, 2006).

4.6+	Current Form of Common Stock Certificate (adopted as of December 3, 2013).

4.7	Registration Rights Agreement dated December 19, 2011 by and between Mattersight Corporation and IGC Fund VI, L.P. (filed on December 22, 2011 as Exhibit 10.5 to Mattersight Corporation’s Current Report on Form 8-K).

4.8	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to PFG Equity Investors, LLC (filed on August 23, 2013 as Exhibit 4.1 to Mattersight Corporation’s Current Report on Form 8-K).

4.9	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Partners for Growth IV, L.P. (filed on August 23, 2013 as Exhibit 4.2 to the Mattersight Corporation’s Current Report on Form 8-K).

4.10	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Silicon Valley Bank (filed on August 23, 2013 as Exhibit 4.3 to Mattersight Corporation’s Current Report on Form 8-K).

4.11	Conditional Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Partners for Growth IV, L.P. (filed on August 23, 2013 as Exhibit 4.4 to Mattersight Corporation’s Current Report on Form 8-K).

10.1	Purchase Agreement dated December 19, 2011 by and between Mattersight Corporation and IGC Fund VI, L.P. (filed on December 22, 2011 as Exhibit 10.4 to Mattersight Corporation’s Current Report on Form 8-K).

10.2*	Mattersight Corporation 1999 Stock Incentive Plan (as Amended and Restated as of May 15, 2008) (filed as an Exhibit to Mattersight Corporation’s Definitive Proxy Statement on Schedule Def 14A).

10.3*	First Amendment to Mattersight Corporation 1999 Stock Incentive Plan (effective January 1, 2013) (filed as Exhibit 10.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.4*	Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.23 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.5*	Current Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.5 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.6*	Form of Installment Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.24 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.7*	Form of Option Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.8 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.8*	Current Form of Option Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.8 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.9	Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holdings, Inc., dated June 29, 2012 (filed on July 2, 2012 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.10	Amendment No. 1 to Loan Agreement, dated as of December 28, 2012, between Silicon Valley Bank and Mattersight Corporation (filed as Exhibit 10.10 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.11	Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated May 30, 2013 (filed on June 4, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.12	Loan and Security Agreement between Partners for Growth IV, L.P., Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated August 19, 2013 (filed on August 23, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

Exhibit No.	Description of Exhibit

10.13*	Form of Purchase Agreement dated November 26, 2013 by and between Mattersight Corporation and the purchasers named therein (filed on November 26, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on
Form 8-K).

10.14*	Form of Indemnification Agreement entered into between Mattersight Corporation and participant (filed as Exhibit 10.25 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008).

10.15*	Current Form of Indemnification Agreement entered into between Mattersight Corporation and participant (filed as Exhibit 10.12 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16*	Second Amended and Restated Employment Agreement, effective as of April 19, 2011 between Kelly D. Conway and Mattersight Corporation (filed as Exhibit 10.3 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.17*	Executive Employment Agreement, effective as of May 23, 2012, between Christine R. Carsen and Mattersight Corporation (filed as Exhibit 10.14 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18*	Letter Agreement between William B. Noon and Mattersight Corporation dated July 20, 2012 (filed as Exhibit 11.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.19*	Executive Employment Agreement, dated May 23, 2012, between William B. Noon and Mattersight Corporation (filed May 30, 2012 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.20*	Amended Executive Employment Agreement, effective as of January 8, 2007, between Karen Bolton and Mattersight Corporation (filed as Exhibit 10.26 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.21*	Amended and Restated Executive Employment Agreement, effective as of September 8, 2008, between Christopher J. Danson and Mattersight Corporation (filed as Exhibit 10.31 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008).

10.22*	Executive Employment Agreement, effective July 23, 2012, between Mark Iserloth and Mattersight Corporation (filed on July 23, 2012 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.23*	Executive Employment Agreement, effective as of May 23, 2012, between David R. Gustafson and Mattersight Corporation (filed as Exhibit 10.22 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.24*	First Amendment to Executive Employment Agreement, dated July 1, 2013, between David R. Gustafson and Mattersight Corporation (filed on July 3, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.25*	Second Amendment to Executive Employment Agreement, dated August 8, 2013, between David R. Gustafson and Mattersight Corporation (filed on August 13, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.26*+	Executive Employment Agreement, effective as of February 10, 2014, between Richard Dresden and Mattersight Corporation.

10.28*	Mattersight Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of May 9, 2013) (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 13, 2013).

10.29+	Summary of Director Compensation.

10.30+	Summary of 2014 Executive Officer Compensation.

21.1+	Subsidiaries of Mattersight Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

Exhibit No.	Description of Exhibit

24.2+	Power of Attorney from Philip R. Dur, Director.

24.3+	Power of Attorney from Henry J. Feinberg, Director.

24.4+	Power of Attorney from John T. Kohler, Director.

24.5+	Power of Attorney from Michael J. Murray, Director.

24.6+	Power of Attorney from John C. Staley, Director.

24.7+	Power of Attorney from David B. Mullen, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

101+**	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2013, December 31, 2012, and December 31, 2011; (iii) Consolidated Statements of Comprehensive (loss) income for the fiscal years ended December 31, 2013, December 31, 2012, and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, December 31, 2012, and December 31, 2011; (v) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended December 31, 2013, December 31, 2012, and December 31, 2011; (vi) notes to the Consolidated Financial Statements; and (vii) Financial Statement Schedule II.

+	Filed herewith.
*	Represents a management contract or compensatory plan or arrangement.
**	The XBRL information is filed herewith.

I-4