Form 10-Q
period 2014-03-31
Mattersight Corp
filed 2014-05-08
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2014 was 19,074,434.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS:
Current Assets:
Cash and cash equivalents	$8,101	$13,392
Receivables (net of allowances of $12 as of March 31, 2014 and $12 as of December 31, 2013)	2,435	2,384
Prepaid expenses	4,309	3,576
Other current assets	362	427

Total current assets	15,207	19,779
Equipment and leasehold improvements, net	4,922	5,158
Goodwill	972	972
Intangibles, net	453	409
Other long-term assets	4,328	4,431

Total assets	$25,882	$30,749

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$779	$752
Accrued compensation and related costs	1,424	1,844
Unearned revenue	5,390	7,215
Other current liabilities	4,694	4,098

Total current liabilities	12,287	13,909
Long-term unearned revenue	3,210	2,866
Other long-term liabilities	1,584	1,607

Total liabilities	17,081	18,382

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,649,122 shares issued and outstanding at March 31, 2014 and December 31, 2013, with a liquidation preference of $9,441 and $9,294 at March 31, 2014 and December 31, 2013, respectively	8,411	8,411
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 20,750,724 and 20,465,984 shares issued at March 31, 2014 and December 31, 2013, respectively; and 19,074,434 and 18,886,966 outstanding at March 31, 2014 and December 31, 2013, respectively	208	205
Additional paid-in capital	228,976	228,038
Accumulated deficit	(216,135)	(212,172)
Treasury stock, at cost, 1,676,290 and 1,579,018 shares at March 31, 2014 and December 31, 2013, respectively	(8,631)	(8,082)
Accumulated other comprehensive loss	(4,028)	(4,033)

Total stockholders’ equity	390	3,956

Total liabilities and stockholders’ equity	$25,882	$30,749

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Revenue:
Behavioral Analytics revenue	$6,749	$8,194
Other revenue	232	322

Total services revenue	6,981	8,516
Reimbursed expenses	32	82

Total revenue	7,013	8,598
Operating expenses:
Cost of Behavioral Analytics revenue	2,098	2,723
Cost of Other revenue	103	156

Cost of services	2,201	2,879
Reimbursed expenses	32	82

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,233	2,961
Sales, marketing and development	5,221	6,230
General and administrative	2,250	2,271
Depreciation and amortization	743	966

Total operating expenses	10,447	12,428

Operating loss	(3,434)	(3,830)
Interest and other expense, net	(150)	(91)
Change in fair value of warrant liability	(370)	—

Loss before income taxes	(3,954)	(3,921)
Income tax (provision) benefit	(9)	248

Net loss	(3,963)	(3,673)
Dividends related to Series B Stock	(147)	(147)

Net loss available to Common Stock holders	$(4,110)	$(3,820)

Per share of Common Stock:
Basic net loss available to Common Stock holders	$(0.22)	$(0.23)

Diluted net loss available to Common Stock holders	$(0.22)	$(0.23)

Shares used to calculate basic net loss per share	18,503	16,320

Shares used to calculate diluted net loss per share	18,503	16,320

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$56	$4
Sales, marketing and development	590	849
General and administrative	442	518

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(3,963)	$(3,673)
Other comprehensive loss:
Effect of currency translation	5	(8)

Comprehensive net loss	$(3,958)	$(3,681)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,963)	$(3,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	743	966
Stock-based compensation	1,088	1,371
Change in fair value of warrant liability	370	—
Changes in assets and liabilities:
Receivables	(51)	(614)
Prepaid expenses	(664)	30
Other assets	66	(38)
Accounts payable	27	489
Accrued compensation and related costs	(420)	(147)
Unearned revenue	(1,481)	964
Other liabilities	62	(215)

Total Adjustments	(260)	2,806

Net cash used in operating activities	(4,223)	(867)

Cash Flows from Investing Activities:
Capital expenditures and other	(66)	(219)
Patents and trademarks	(65)	(53)

Net cash used in investing activities	(131)	(272)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(422)	(629)
Acquisition of treasury stock	(549)	(195)
Proceeds from stock compensation and employee stock purchase plans, net	36	36
Fees from issuance of Common Stock	(2)	—

Net cash used in financing activities	(937)	(788)

Effect of exchange rate changes on cash and cash equivalents	—	(12)

Decrease in cash and cash equivalents	(5,291)	(1,939)
Cash and cash equivalents, beginning of period	13,392	14,419

Cash and cash equivalents, end of period	$8,101	$12,480

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$420	$785
Capital equipment purchased on credit	420	785
Fair value of warrants classified as liability	1,155	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$76	$71

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 31, 2014 and December 31, 2013, the condensed consolidated results of our operations for the three months ended March 31, 2014 and March 31, 2013, the condensed consolidated statements of our comprehensive loss for the three months ended March 31, 2014 and March 31, 2013, and our condensed consolidated cash flows for the three months ended March 31, 2014 and March 31, 2013, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Note Two — Summary of Significant Accounting Policies

For a description of the Company’s Summary of Significant Accounting Policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

Note Three — Revenue Recognition

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue derived from the performance of the Company’s Behavioral Analytics Service and related services (collectively, “Behavioral Analytics”).

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the applicable subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of users to whom the Behavioral Analytics offering is provided, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

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

Note Four — Stock-Based Compensation

The Company has two stock-based compensation plans, the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”), each as described more fully in Note Thirteen in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Stock-based compensation expense (in millions)	$1.1	$1.4

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of March 31, 2014, there were a total of 2,200,311 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock award activity was as follows for the three months ended March 31, 2014:

		Weighted
		Average
	Shares	Price
Nonvested balance at December 31, 2013	450,223	$6.25

Granted	303,855	$5.68
Vested	(282,781)	$5.84
Forfeited	(27,821)	$5.98

Nonvested balance at March 31, 2014	443,476	$6.13

	For the Three Months Ended
	March 31, 2014	March 31, 2013
(In millions)
Total fair value of restricted and installment stock awards vested	$1.6	$0.5
Compensation expense related to restricted stock awards	0.5	0.6

As of March 31, 2014, there remained $2.0 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.6 years.

Stock Options

During the three months ended March 31, 2014, one employee received options to purchase a total of 70,000 shares of Common Stock. The exercise price per share is $5.81, the closing price for shares of Common Stock on February 12, 2014, the grant date. The options will vest 25% on February 28, 2015, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years.

Option activity was as follows for the three months ended March 31, 2014:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2013	2,014,238	$7.98

Granted	70,000	$5.81
Exercised	—	$—
Forfeited	(3,125)	$7.99

Outstanding as of March 31, 2014	2,081,113	$7.91

Exercisable as of March 31, 2014	1,281,423	$9.42

Outstanding intrinsic value at March 31, 2014 (in millions)	$2.7

Exercisable intrinsic value at March 31, 2014 (in millions)	$1.4

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Compensation expense related to option awards (in millions)	$0.3	$0.3

For the Three Months Ended
(In millions)	March 31, 2014	March 31, 2013
Total fair value of stock options vested	$0.3	$0.2
Intrinsic value of stock options exercised	—	—
Proceeds received from option exercises	—	—

As of March 31, 2014, there remained $2.5 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

The fair value for options granted for the three months ended March 31, 2014 and March 31, 2013 was estimated on the date of grant using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all option grants issued:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Risk-free interest rates	1.22%	0.62%
Expected dividend yield	—	—
Expected volatility	64%	67%
Expected lives	6 years	6 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

The ESPP is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. The shares of Common Stock issued in respect of employee purchases under the ESPP were as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Shares of Common Stock issued	8,706	9,590

Expense related to ESPP (in thousands)	$10	$9

The fair value for ESPP purchases for the three months ended March 31, 2014 and March 31, 2013 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Risk-free interest rates	0.07%	0.07%
Expected dividend yield	—	—
Expected volatility	40%	28%
Expected lives	0.24 years	0.24 years

Note Five — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

For the three months ended March 31, 2014 and March 31, 2013, there was no expense and no cash payments related to cost-reduction actions and facility operating expense. There was no amount reserved for severance and related costs as of March 31, 2014.

Note Six — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts, generally three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months.

Current prepaid expenses consisted of the following:

	As of
(In millions)	March 31, 2014	December 31, 2013
Deferred costs	$1.1	$1.1
Prepaid commissions	1.3	1.2
Other	1.9	1.3

Total	$4.3	$3.6

Note Seven — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months ended March 31, 2014 was $21 thousand and will be $100 thousand annually thereafter. Amortization expense of intangible assets for the three months ended March 31, 2013 was $40 thousand.

	As of
(In millions)	March 31, 2014	December 31, 2013
Gross intangible assets	$3.3	$3.2
Accumulated amortization of intangible assets	(2.8)	(2.8)

Total	$0.5	$0.4

Note Eight — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	March 31, 2014	December 31, 2013
Deferred costs	$1.7	$1.8
Prepaid commissions	1.8	1.8
Other	0.8	0.8

Total	$4.3	$4.4

Note Nine — Short-Term Debt

On August 19, 2013, the Company together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). In connection with the execution of the Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank warrants (collectively, the “PfG Warrants”) to purchase shares of Common Stock. See Note Thirteen — Stock Warrants for additional information. The Credit Facility is subordinated to the Company’s $10.0 million credit facility with Silicon Valley Bank described below and, in combination therewith, brings the Company’s aggregate lines of credit to $15.0 million. The Credit Facility provides for (a) a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”) and (b) a $2.0 million convertible term loan (the “Tranche B Facility”), which, if advanced, would be funded in two tranches of $1.0 million, each evidenced by a convertible promissory note (each, a “Convertible Note”) maturing five years following the issuance thereof. The Company has not drawn on the Credit Facility and there are no amounts outstanding as of March 31, 2014.

With respect to the Tranche A Facility, upon entering into the Credit Facility in August 2013, the Company paid a commitment fee of $60 thousand, equal to two percent (2.0%) of the Tranche A Facility commitment, and will pay an annual commitment fee of one percent (1.0%) of the Tranche A Facility commitment in each of 2014 and 2015. With respect to the Tranche B Facility, upon entering into the Credit Facility in August 2013, the Company paid a commitment fee of $20 thousand, equal to one percent (1.0%) of the Tranche B Facility commitment, and will pay one percent (1.0%) of the Tranche B Facility commitment upon the advance of each Convertible Note. Furthermore, the principal amount outstanding under the Credit Facility, if drawn upon, will accrue interest at a fixed annual rate equal to nine and three quarters percent (9.75%) per annum, payable monthly, which, if the Company meets certain earnings and EBITDA targets, will be reduced to eight and three quarters percent (8.75%) per annum, payable monthly.

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extended the maturity date of the Company’s $10.0 million revolving line with Silicon Valley Bank to 2015, (ii) modified the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable, (iii) provided for a varying interest rate based on the Company’s ratio of unrestricted cash to debt, and (iv) requires the Company to maintain a tangible net worth of at least $3.0 million. The terms and conditions of the Amended and Restated Credit Facility are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary co-borrowers thereto, and Silicon Valley Bank. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears. There was no interest expense for the three months March 31, 2014 and there was less than $0.1 million of interest expense for the three months ended March 31, 2013. The interest rate for the three months ended March 31, 2014 was 4%. The Company was in compliance with all of its debt covenants under the Amended and Restated Credit Facility as of March 31, 2014. The Company has no outstanding balance under the Amended and Restated Credit Facility as of March 31, 2014.

Note Ten —Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	March 31, 2014	March 31, 2013
Net loss	$(4.0)	$(3.7)
Dividends related to Series B Stock(1)	(0.1)	(0.1)

Net loss available to Common Stock holders	$(4.1)	$(3.8)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.22)	$(0.23)

(In thousands)
Weighted average shares of Common Stock outstanding	18,503	16,320

Currently antidilutive Common Stock equivalents(2)	2,169	1,655

(1)	The Board of Directors did not declare a dividend payment on the 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”), which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, and July 1, 2013 through December 31, 2013 (the cash dividend rate is $0.1785 and the aggregate amount of these dividends was approximately $0.9 million).
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Eleven — Leases

Capital Leases

The Company acquired $0.4 million and $0.8 million of computer equipment and leasehold improvements using capital leases during the first three months of 2014 and 2013, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $0.4 million and $0.6 million of depreciation on capital leases in the first three months of 2014 and 2013, respectively. All capital leases are for a term of twenty-four, thirty, or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2014:

(In millions)
Year	Amount
2014	$1.5
2015	1.5
2016	0.3
2017	—

Total minimum lease payments	$3.3
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.1
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$2.8

Capital leases consisted of the following:

	As of
(In millions)	March 31, 2014	December 31, 2013
Other current liabilities	$1.6	$1.6
Other long-term liabilities	1.2	1.2

Total	$2.8	$2.8

Note Twelve — Other Current Liabilities

	As of
(In millions)	March 31, 2014	December 31, 2013
Capital leases	$1.6	$1.6
Warrant liability	1.2	0.8
Series B Stock dividend payable	1.0	0.9
Other	0.9	0.8

Total	$4.7	$4.1

Note Thirteen — Stock Warrants

During the third quarter of 2013, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank warrants (collectively, the “PfG Warrants”) to purchase up to $600 thousand of Common Stock. The PfG Warrants were issued in connection with the execution of the Credit Facility, and the Company received approximately $4 thousand in connection with such issuance, which the parties agreed was fair consideration for the PfG Warrants.

The holders of the PfG Warrants (or their permitted successors and assigns), are entitled to exercise or exchange the PfG Warrants at any time through August 19, 2018, for the number of duly authorized, validly issued, fully paid, and non-assessable shares of Common Stock as up to $600 thousand would purchase at the exercise price (described below), upon the terms and subject to the provisions of the PfG Warrants. The exercise price of the PfG Warrants is equal to the lesser of (a) $2.79 and (b) the 10-Day volume weighted average price per share of Common Stock (“VWAP”) as of the date that is six months following the issue date thereof.

The Company also granted warrants to PfG (the “Conditional Warrants”) to purchase up to $2.0 million of Common Stock, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (i) the Tranche B Facility is advanced and (ii) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. The Conditional Warrants may be exercised only in an amount equal to the principal amount of such prepayment. As of March 31, 2014, the Tranche B Facility had not been advanced.

The PfG Warrants and the Conditional Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants and the Conditional Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants and the Conditional Warrants, nor the shares of Common Stock issuable upon exercise of the PfG Warrants and the Conditional Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of March 31, 2014 and December 31, 2013 was $1.2 million and $0.8 million, respectively.

A summary of the status of the Warrants at March 31, 2014, and the changes during the three months, is presented in the following table:

	Issue Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Granted	August 19, 2013	215,064	Lower of $2.79 and 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2013	—	215,064	Lower of $2.79 and 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding as of March 31, 2014	—	215,064	Lower of $2.79 and 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018

Exercisable as of March 31, 2014	—	215,064	Lower of $2.79 and 10-day VWAP at the Issue Date plus 6 months, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	March 31, 2014	December 31, 2013
Risk-free interest rates	1.48%	1.57%
Expected dividend yield	—	—
Expected volatility	57%	58%
Expected lives	4.4 years	5.0 years
Weighted average grant date fair value	$5.37	$3.65

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014 Using
(In millions)	Total carrying value at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$7.9	$7.9	$—	$—
Warrant liability	$1.2	$—	$—	$1.2

	Fair Value Measurements at December 31, 2013 Using
(In millions)	Total carrying value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$12.7	$12.7	$—	$—
Warrant liability	$0.8	$—	$—	$0.8

The following table represents the activity in the Company’s Level 3 warrants:

(In millions)	Amount
Level 3 warrants, end of period at December 31, 2013	$0.8

Change in fair value of warrant liability	0.4

Level 3 warrants, end of period at March 31, 2014	$1.2

Note Sixteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values as of March 31, 2014 and December 31, 2013 due to the short-term nature of these instruments.

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

Note Eighteen — Litigation and Other Contingencies

The Company is a party to various agreements, including all client contracts, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to software and other deliverables provided by the Company in the course of providing services to its clients. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements, and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in enterprise analytics focused on customer and employee interactions and behaviors. Through its Behavioral Analytics Service and related services (collectively, “Behavioral Analytics”), Mattersight captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Mattersight’s solutions are used by leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries.

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

Set forth below is a more detailed description of the Company’s current Behavioral Analytics offerings.

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

Types of Revenue

Managed Services Revenue

Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provide related Business Monitoring services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period.

We also generate Managed services revenue from Marketing Managed Services, specifically, from hosted customer and campaign data management. We expect that this source of Managed services revenue will continue to diminish over time as we focus on growth through Behavioral Analytics, including predictive behavioral routing.

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

Business Outlook

Based upon Mattersight’s business development efforts and third-party market research, we believe there has been a fundamental shift in the way large enterprises view data. The trends suggest that large enterprises today appreciate that there is value in data that can be derived from their front and back offices, but they have not yet established efficient and effective methods to capture, analyze, and create value from this data. We seek to help large enterprises capitalize on this data with our Behavioral Analytics offerings and, as a leader in this rapidly growing market, we believe we are uniquely positioned to capitalize on this opportunity. We believe the market potential in the U.S. for enterprise analytics, including our current offerings, is significant and we estimate it to be less than 5% penetrated.

Our business strategy to increase revenue, profitability, and capture market share includes the following elements:

•	Win business with new clients, focusing on predictive behavioral routing;

•	Develop partnerships and strategic alliances to expand sales leverage, improve brand awareness, and reach new industries while providing value to our mutual clients;

•	Increase up-sell and cross-sell opportunities by deepening and broadening our relationships with existing clients;

•	Continue to invest in innovative proprietary technology, new applications, and delivery methods;

•	Continue bookings growth and improve operating leverage; and

•	Expand our sales and marketing efforts with seasoned enterprise sales agents and strategic marketing professionals.

Resulting from our delivery of measurable economic benefit to our clients, penetration within existing accounts continues to increase, due to adoption of our base Behavioral Analytics offerings across separate and distinct business units, as well as the adoption of new applications within existing business units. For this reason, we will continue to invest in further penetrating what we estimate to be a large existing base market with a less expensive cost of acquisition. In addition, our strategy to further invest in sales and marketing, coinciding with the fundamental shift in enterprise data utilization described above, has led to an increasing number of discussions with potential new clients and strategic partners.

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

Managed services revenue consists of planning, deployment, training, and subscription fees derived from Behavioral Analytics contracts. Planning, deployment, and training fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

The amount of revenue generated from subscription fees is based on a number of factors, such as the number of users to whom the Behavioral Analytics offering is provided, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. This revenue is recognized as the service is performed for the client.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this Quarterly Report on Form 10-Q, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Form 10-K for the year ended December 31, 2013, as well as the following:

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

First Quarter of 2014 Compared with First Quarter of 2013

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $1.5 million, or 18%, to $7.0 million in the first quarter of 2014, from $8.5 million in the first quarter of 2013. The $1.5 million decrease in Behavioral Analytics revenue in the first quarter of 2014 was primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Behavioral Analytics revenue was $6.7 million in the first quarter of 2014 and $8.2 million in the first quarter of 2013. The $1.5 million, or 18%, decrease in Behavioral Analytics revenue in the first quarter of 2014 was also primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Other revenue decreased by $0.1 million, or 28%, to $0.2 million in the first quarter of 2014, from $0.3 million in the first quarter of 2013.

The Company’s top five clients accounted for 74% of total revenue in the first quarter of 2014 and 64% of total revenue in the first quarter of 2013. The top 10 clients accounted for 91% of total revenue in the first quarter of 2014 and 90% of total revenue in the first quarter of 2013. In the first quarter of 2014 and 2013, there were four clients that accounted for 10% or more of total revenue. In the first quarter of 2014, Progressive Casualty Insurance Company, United HealthCare Services, Inc., HealthCare Service Corporation, and Allstate Insurance Company accounted for 22%, 21%, 11%, and 11% of total revenue, respectively. In the first quarter of 2013, Vangent, Inc., Allstate Insurance Company, Progressive Casualty Insurance Company, and United HealthCare Services, Inc., accounted for 18%, 14%, 13%, and 10% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $2.1 million, or 31% of Behavioral Analytics revenue in the first quarter of 2014, compared to $2.7 million, or 33% of Behavioral Analytics revenue, in the first quarter of 2013. The favorable decrease in cost and percentage was primarily due to improved productivity in our Delivery organization resulting in lower compensation costs, better leverage of our cost structure supporting our subscription clients, and by the decline in revenue.

Cost of other revenue was $0.1 million, or 44% of Other revenue in the first quarter of 2014, compared to $0.2 million, or 48% of Other revenue, in the first quarter of 2013.

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

Sales, marketing and development expenses decreased $1.0 million, or 16%, to $5.2 million in the first quarter of 2014 from $6.2 million in the first quarter of 2013. This decrease is primarily due to lower compensation expense including lower commission expense due to reduced revenue.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses remained constant at $2.3 million in the first quarter of both 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization decreased $0.3 million, or 23%, to $0.7 million in the first quarter of 2014 from $1.0 million in the first quarter of 2013. The decrease is due to capital lease disposals and assets that became fully depreciated near the end of 2013.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.4 million for the first quarter of 2014, compared to an operating loss of $3.8 million for the first quarter of 2013, or a 10% improvement.

Interest and Other Expense, Net

Interest and other expense was $0.5 million of expense in the first quarter of 2014 compared to $0.1 million of expense in the first quarter of 2013. The $0.4 million increase was primarily related to increases in the fair value of our warrant liability and capital lease obligations.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the first quarter of 2014 and the tax benefit was $0.2 million in the first quarter of 2013. The income tax benefit in the first quarter of 2013 was due to a favorable tax ruling on a previously accrued income tax liability. As of March 31, 2014, total net deferred tax assets of $69.0 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $4.1 million in the first quarter of 2014 compared to net loss available to holders of Common Stock of $3.8 million in the first quarter of 2013. Accrued dividends to holders of Series B Stock were $0.1 million in the first quarter of both 2014 and 2013. In the first quarter of 2014, there was net loss of $0.22 per share on a basic and diluted basis, compared to net loss of $0.23 per share on a basic and diluted basis in the first quarter of 2013.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of March 31, 2014, our principal capital resources consisted of our cash and cash equivalents balance of $8.1 million, which includes $0.2 million in foreign bank accounts.

The decrease in cash during the first three months of 2014 was primarily the result of the net loss before non-cash items, payment of Company bonuses, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital lease principal payments, capital expenditures, and the acquisition of treasury stock.

The decrease in cash during the first three months of 2013 was primarily the result of the net loss before non-cash items, capital lease principal payments, capital expenditures, and the acquisition of treasury stock.

Cash Flows from Operating Activities

Net cash used in operating activities during the first three months of 2014 and 2013 was $4.2 million and $0.9 million, respectively. During the first three months of 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $1.8 million and a $1.5 million decrease in unearned revenue reflecting the recognition of previously deferred revenue.

During the first three months of 2013, cash outflows of $0.9 million from operating activities consisted primarily of the net loss before non-cash items of $1.3 million and a $0.6 million increase in receivables reflecting an increase in Days Sales Outstanding (“DSO”), offset by an increase of $1.0 million in net customer prepayments.

DSO was 31 days at March 31, 2014, compared to 23 days at December 31, 2013, an increase of eight days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $0.1 million of cash in investing activities during the first three months of 2014 compared to $0.3 million of cash in investing activities during the first three months of 2013.

Capital expenditures were primarily used to purchase computer hardware and software during the first three months of 2014 and 2013. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2014 and plan on funding approximately $3.0 million to $3.8 million of these purchases with capital leases.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.9 million during the first three months of 2014 compared to $0.8 million during the first three months of 2013. The $0.9 million of net cash used during the first three months of 2014 was primarily attributable to a $0.4 million principal payment under our capital lease obligations and $0.5 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Net cash outflows of $0.8 million during the first three months of 2013 were primarily attributable to $0.6 million of principal payments under our capital lease obligations and $0.2 million of cash used to acquire treasury stock.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. The Board of Directors did not declare a dividend payment on Series B Stock, which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, and July 1, 2013 through December 31, 2013 (the aggregate amount of these dividends was approximately $0.9 million). A cash dividend on the Series B Stock of $0.3 million was paid on January 3, 2012, for the dividend period July 1, 2011 through December 31, 2011, and a cash dividend of $0.3 million was paid on July 2, 2012, for the dividend period January 1, 2012 through June 30, 2012. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the second quarter of 2014 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving lines of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $8.1 million as of March 31, 2014.

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

Partners for Growth Credit Facility

On August 19, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). The Credit Facility is subordinated to the Company’s $10.0 million credit facility with Silicon Valley Bank (described below) and, in combination therewith, brings the Company’s aggregate lines of credit to $15.0 million. The Credit Facility provides for (a) a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”) and (b) a $2 million convertible term loan (the “Tranche B Facility”), which, if advanced, would be funded in two tranches of $1.0 million, each evidenced by a convertible promissory note (each, a “Convertible Note”) maturing five years following the issuance thereof. Each Convertible Note would convert, at the option of the holder, into Common Stock at an exercise price of at least the 10-day volume weighted average per share of Common Stock (“10-Day VWAP”) as of the date on which such Note is issued. If issued, the Convertible Notes, and the shares of Common Stock to be issued upon exercise of the Convertible Notes, will not be registered under the Securities Act of 1933, as amended, or any state securities law and will be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the Convertible Notes, nor the shares of Common Stock issuable upon exercise of Convertible Notes, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The Company has not drawn on the Credit Facility as of March 31, 2014.

With respect to the Tranche A Facility, upon entering into the Credit Facility in August 2013, the Company paid a commitment fee of $60 thousand, equal to two percent (2.0%) of the Tranche A Facility commitment, and will pay an annual commitment fee of one percent (1.0%) of the Tranche A Facility commitment in each of 2014 and 2015. With respect to the Tranche B Facility, upon entering into the Credit Facility in August 2013, the Company paid a commitment fee of $20 thousand, equal to one percent (1.0%) of the Tranche B Facility commitment, and will pay one percent (1.0%) of the Tranche B Facility commitment upon the advance of each Convertible Note. Furthermore, the principal amount outstanding under the Credit Facility, if drawn upon, will accrue interest at a fixed annual rate equal to nine and three quarters percent (9.75%) per annum, payable monthly, which, if the Company meets certain earnings and EBITDA targets, will be reduced to eight and three quarters percent (8.75%) per annum, payable monthly.

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

In connection with the execution of the Credit Facility, the Company granted warrants to certain affiliates of PfG and to Silicon Valley Bank (the “PfG Warrants”) to purchase up to $600 thousand of Common Stock. The Company received approximately $4 thousand in connection with such issuance, which the parties agreed was fair consideration for the PfG Warrants. The PfG Warrants may be exercised at any time through the expiration thereof in 2018, at an exercise price equal to the lesser of (a) the 10-Day VWAP as of the issue date of the PfG Warrants and (b) the 10-Day VWAP as of the date that is six months following the issue date thereof. The Company also granted warrants to PfG (the “Conditional Warrants”) to purchase up to $2.0 million of Common Stock, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (a) the Tranche B Facility is advanced and (b) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. The Conditional Warrants may be exercised only in an amount equal to the principal amount of such prepayment. The PfG Warrants and the Conditional Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants and the Conditional Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants and the Conditional Warrants, nor the shares of Common Stock issuable upon exercise of the PfG Warrants and the Conditional Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws.

Silicon Valley Bank Credit Facility

On May 30, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility (i) extended the maturity date of the Company’s $10.0 million revolving line with Silicon Valley Bank to 2015, (ii) modified the borrowing base from one based upon the Company’s unrestricted cash to one based upon the Company’s available accounts receivable, (iii) provided for a varying interest rate based on the Company’s ratio of unrestricted cash to debt, and (iv) requires the Company to maintain a tangible net worth of at least $3 million. The terms and conditions of the Amended and Restated Credit Facility are otherwise substantially the same as those contained in the Loan and Security Agreement, dated June 29, 2012, by and between the Company, the subsidiary co-borrowers thereto, and Silicon Valley Bank.

The Company has no outstanding balance under the Amended and Restated Credit Facility as of March 31, 2014. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears.

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

See Note Nine “Short-Term Debt” of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of March 31, 2014, two clients, United HealthCare Services, Inc. and CVS Caremark Corporation, accounted for 34% and 17% of total gross accounts receivable, respectively. Of these amounts, we have collected 8% from United HealthCare Services, Inc. and 51% from CVS Caremark Corporation through May 5, 2014. Of the total March 31, 2014 gross accounts receivable, we have collected 20% as of May 5, 2014. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $2.8 million as of March 31, 2014 and December 31, 2013. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $3.0 million to $3.8 million for fiscal year 2014 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of March 31, 2014. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$0.4	$0.4	$—	$—	$—
Operating leases	2.3	1.5	0.8	—	—
Capital leases	3.3	1.9	1.4	—	—
Purchase obligations	1.0	1.0	—	—	—

Total	$7.0	$4.8	$2.2	$—	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of March 31, 2014 and December 31, 2013.

Purchase Obligations

Purchase obligations include $1.0 million of commitments reflected as liabilities on our balance sheet as of March 31, 2014, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2013, purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of March 31, 2014 from that described in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

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

As of the last business day of our second fiscal quarter of 2013 (i.e., June 30, 2013), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Rule 12b-2”), was less than $50 million. As such, we became a smaller reporting company (as defined in Rule 12b-2) on such date.

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion under Note Eighteen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the first quarter of 2014. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2014 – January 31, 2014	—	$—
February 1, 2014 – February 28, 2014	97,272	$5.64
March 1, 2014 – March 31, 2014	—	$—

Total	97,272	$5.64

Item 6. Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH
Mark Iserloth
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ GLENN H. POLSON
Glenn H. Polson
Vice President of Financial Reporting
(Duly authorized signatory and
Principal Accounting Officer)