Form 10-Q
period 2014-06-30
Mattersight Corp
filed 2014-08-07
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2014 was 22,168,784.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS:
Current Assets:
Cash and cash equivalents	$12,957	$13,392
Receivables (net of allowances of $12 as of June 30, 2014 and $12 as of December 31, 2013)	2,459	2,384
Prepaid expenses	4,394	3,576
Other current assets	410	427

Total current assets	20,220	19,779
Equipment and leasehold improvements, net	4,854	5,158
Goodwill	972	972
Intangibles, net	494	409
Other long-term assets	4,050	4,431

Total assets	$30,590	$30,749

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current Liabilities:
Short-term debt	$7,000	$—
Accounts payable	1,230	752
Accrued compensation and related costs	1,539	1,844
Unearned revenue	5,626	7,215
Other current liabilities	4,165	4,098

Total current liabilities	19,560	13,909
Long-term unearned revenue	2,774	2,866
Other long-term liabilities	1,294	1,607

Total liabilities	23,628	18,382

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,649,122 shares issued and outstanding at June 30, 2014 and December 31, 2013, with a liquidation preference of $9,588 and $9,294 at June 30, 2014 and December 31, 2013, respectively	8,411	8,411
Stockholders’ (Deficit) Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 20,971,350 and 20,465,984 shares issued at June 30, 2014 and December 31, 2013, respectively; and 19,276,616 and 18,886,966 outstanding at June 30, 2014 and December 31, 2013, respectively	210	205
Additional paid-in capital	230,513	228,038
Accumulated deficit	(219,415)	(212,172)
Treasury stock, at cost, 1,694,734 and 1,579,018 shares at June 30, 2014 and December 31, 2013, respectively	(8,727)	(8,082)
Accumulated other comprehensive loss	(4,030)	(4,033)

Total stockholders’ (deficit) equity	(1,449)	3,956

Total liabilities and stockholders’ (deficit) equity	$30,590	$30,749

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Behavioral Analytics revenue	$7,068	$7,566	$13,817	$15,760
Other revenue	240	349	472	671

Total services revenue	7,308	7,915	14,289	16,431
Reimbursed expenses	32	49	64	131

Total revenue	7,340	7,964	14,353	16,562
Operating expenses:
Cost of Behavioral Analytics revenue	2,171	2,514	4,269	5,237
Cost of Other revenue	106	198	209	354

Cost of services	2,277	2,712	4,478	5,591
Reimbursed expenses	32	49	64	131

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,309	2,761	4,542	5,722
Sales, marketing and development	5,409	5,394	10,630	11,624
General and administrative	2,281	2,113	4,531	4,384
Depreciation and amortization	737	913	1,480	1,879

Total operating expenses	10,736	11,181	21,183	23,609

Operating loss	(3,396)	(3,217)	(6,830)	(7,047)
Interest and other expense, net	(160)	(97)	(310)	(188)
Change in fair value of warrant liability	284	—	(86)	—

Loss before income taxes	(3,272)	(3,314)	(7,226)	(7,235)
Income tax (provision) benefit	(8)	(9)	(17)	239

Net loss	(3,280)	(3,323)	(7,243)	(6,996)
Dividends related to Series B Stock	(147)	(147)	(294)	(294)

Net loss available to Common Stock holders	$(3,427)	$(3,470)	$(7,537)	$(7,290)

Per share of Common Stock:
Basic net loss available to Common Stock holders	$(0.18)	$(0.21)	$(0.41)	$(0.44)

Diluted net loss available to Common Stock holders	$(0.18)	$(0.21)	$(0.41)	$(0.44)

Shares used to calculate basic net loss per share	18,679	16,469	18,591	16,394

Shares used to calculate diluted net loss per share	18,679	16,469	18,591	16,394

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$46	$55	$102	$59
Sales, marketing and development	572	1,302	1,162	2,151
General and administrative	531	539	973	1,057

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(3,280)	$(3,323)	$(7,243)	$(6,996)
Other comprehensive loss:
Effect of currency translation	(2)	3	3	(5)

Comprehensive net loss	$(3,282)	$(3,320)	$(7,240)	$(7,001)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(7,243)	$(6,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,480	1,879
Stock-based compensation	2,237	3,267
Change in fair value of warrant liability	86	—
Other	—	3
Changes in assets and liabilities:
Receivables	(75)	(356)
Prepaid expenses	(512)	137
Other assets	17	(11)
Accounts payable	478	378
Accrued compensation and related costs	(305)	55
Unearned revenue	(1,681)	(1,252)
Other liabilities	(56)	(367)

Total Adjustments	1,669	3,733

Net cash used in operating activities	(5,574)	(3,263)

Cash Flows from Investing Activities:
Capital expenditures and other	(369)	(745)
Patents and trademarks	(129)	(137)

Net cash used in investing activities	(498)	(882)

Cash Flows from Financing Activities:
Proceeds from line of credit	7,000	2,400
Principal payments under capital lease obligations	(804)	(1,165)
Acquisition of treasury stock	(645)	(701)
Proceeds from stock compensation and employee stock purchase plans, net	86	81
Fees from issuance of Common Stock	(2)	—

Net cash provided by financing activities	5,635	615

Effect of exchange rate changes on cash and cash equivalents	2	(14)

Decrease in cash and cash equivalents	(435)	(3,544)
Cash and cash equivalents, beginning of period	13,392	14,419

Cash and cash equivalents, end of period	$12,957	$10,875

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$763	$1,752
Capital equipment purchased on credit	763	1,752
Fair value of warrants classified as liability	342	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$148	$172

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 30, 2014 and December 31, 2013, the condensed consolidated results of our operations for the three months and six months ended June 30, 2014 and June 30, 2013, the condensed consolidated statements of our comprehensive loss for the three months and six months ended June 30, 2014 and June 30, 2013, and our condensed consolidated cash flows for the six months ended June 30, 2014 and June 30, 2013, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Stock-based compensation expense (in millions)	$1.1	$1.9	$2.2	$3.3

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of June 30, 2014, there were a total of 1,640,324 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock award activity was as follows for the six months ended June 30, 2014:

	Shares	Weighted Average Price
Nonvested balance at December 31, 2013	450,223	$6.25

Granted	432,855	$5.71
Vested	(338,118)	$5.99
Forfeited	(33,290)	$6.16

Nonvested balance at June 30, 2014	511,670	$5.97

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(In millions)
Total fair value of restricted and installment stock awards vested	$0.3	$0.3	$1.9	$0.8
Compensation expense related to restricted stock awards	0.4	0.6	0.9	1.1

As of June 30, 2014, there remained $2.2 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.7 years.

Stock Options

During the three months ended June 30, 2014, options to purchase a total of 464,500 shares of Common Stock were granted. On May 16, 2014, the Company’s Board of Directors received options to purchase a total of 70,000 shares of Common Stock. The exercise price per share is $4.99, the closing price for shares of Common Stock on May 16, 2014, the grant date. The options will vest 25% on May 31, 2015, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On May 9, 2014, certain Company employees received options to purchase a total of 169,500 shares of Common Stock. The exercise price per share is $4.95, the closing price for shares of Common Stock on May 9, 2014, the grant date. Certain of the options will vest 6.25% on August 31, 2014, with the balance vesting ratably over the following 15 quarters, whereas others will vest 25% on May 31, 2015, with the balance vesting ratably over the following 12 quarters; all such options have a maximum exercise term of 10 years. On April 21, 2014, the Company’s executive officers received options to purchase a total of 225,000 shares of Common Stock. The exercise price per share is $6.38, the closing price for shares of Common Stock on April 21, 2014, the grant date. The options vested 6.25% on May 31, 2014, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years.

Option activity was as follows for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	2,014,238	$7.98

Granted	534,500	$5.67
Exercised	(2,400)	$5.20
Forfeited	(12,725)	$6.37

Outstanding as of June 30, 2014	2,533,613	$7.50

Exercisable as of June 30, 2014	1,380,789	$9.14

Outstanding intrinsic value at June 30, 2014 (in millions)	$0.8

Exercisable intrinsic value at June 30, 2014 (in millions)	$0.4

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(In millions)
Compensation expense related to option awards	$0.3	$0.3	$0.6	$0.6

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total fair value of stock options vested	$0.3	$0.3	$0.6	$0.5

Intrinsic value of stock options exercised	$—	$—	$—	$—

Proceeds received from option exercises	$—	$—	$—	$—

As of June 30, 2014, there remained $3.6 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The fair value for options granted for the six months ended June 30, 2014 and June 30, 2013 was estimated on the date of grant using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all option grants issued:

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Risk-free interest rates	1.35%	0.62%
Expected dividend yield	—	—
Expected volatility	65%	67%
Expected lives	6 years	6 years

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Shares of Common Stock issued	8,329	11,631	17,035	21,221

Expense related to ESPP (in thousands)	$12	$10	$22	$19

The fair value for ESPP purchases for the six months ended June 30, 2014 and June 30, 2013 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Risk-free interest rates	0.06%	0.07%
Expected dividend yield	—	—
Expected volatility	49%	36%
Expected lives	0.24 years	0.25 years

Note Five — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

For the six months ended June 30, 2014 and June 30, 2013, there was no expense and no cash payments related to cost-reduction actions and facility operating expense. There was no amount reserved for severance and related costs as of June 30, 2014.

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

Current prepaid expenses consisted of the following:

	As of
(In millions)	June 30, 2014	December 31, 2013
Deferred costs	$1.2	$1.1
Prepaid commissions	1.4	1.2
Other	1.8	1.3

Total	$4.4	$3.6

Note Seven — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and six months ended June 30, 2014 was $23 thousand and $44 thousand, respectively, and will be $91 thousand annually thereafter. Amortization expense of intangible assets for the three months and six months ended June 30, 2013 was $59 thousand and $99 thousand, respectively.

	As of
(In millions)	June 30, 2014	December 31, 2013
Gross intangible assets	$3.3	$3.2
Accumulated amortization of intangible assets	(2.8)	(2.8)

Total	$0.5	$0.4

Note Eight — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	June 30, 2014	December 31, 2013
Deferred costs	$1.6	$1.8
Prepaid commissions	1.7	1.8
Other	0.8	0.8

Total	$4.1	$4.4

Note Nine — Short-Term Debt

On June 27, 2014, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers (the “Co-Borrowers”), entered into a Second Modification to Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”). The Second Modification amends our financial covenants under the Loan and Security Agreement entered into by the Company, together with the Co-Borrowers, and PfG on August 19, 2013 (the “Credit Facility”) by (i) eliminating the minimum EBITDA requirement, (ii) reducing the tangible net worth requirement from $3.0 million to $1.25 million, and (iii) reducing the minimum revenue requirements.

In connection with the execution of the Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank warrants (collectively, the “PfG Warrants”) to purchase shares of Common Stock. See Note Thirteen — Stock Warrants for additional information. The Credit Facility is subordinated to the Company’s $10.0 million credit facility with Silicon Valley Bank described below and, in combination therewith, brings the Company’s aggregate lines of credit to $13.0 million. The Credit Facility currently provides for a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”). In addition, the Credit Facility had provided for a $2.0 million convertible term loan (the “Tranche B Facility”), that could be funded in two tranches of $1.0 million each, however, the timeframes for the Company to request advances of the two tranches expired on December 31, 2013 and June 30, 2014, respectively. The Company has not drawn on the Credit Facility and there are no amounts outstanding as of June 30, 2014.

With respect to the Tranche A Facility, the Company paid a commitment fee of $60 thousand, equal to two percent (2.0%) of the Tranche A Facility commitment, upon entering into the Credit Facility, and will pay an annual commitment fee of one percent (1.0%) of the Tranche A Facility commitment in each of 2014 and 2015. With respect to the Tranche B Facility, the Company paid a commitment fee of $20 thousand, equal to one percent (1.0%) of the Tranche B Facility commitment, upon entering into the Credit Facility. Furthermore, the principal amount outstanding under the Credit Facility, if drawn upon, will accrue interest at a fixed annual rate equal to nine and three quarters percent (9.75%) per annum, payable monthly, which, if the Company meets certain earnings and EBITDA targets, will be reduced to eight and three quarters percent (8.75%) per annum, payable monthly.

In addition, on June 27, 2014, the Company, together with the Co-Borrowers, entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amendment”). The Second Amendment amends our financial covenants under the Amended and Restated Loan Agreement entered into by the Company, together with the Co-Borrowers, and Silicon Valley Bank on May 20, 2013 (the “Amended and Restated Credit Facility”) by: (i) reducing the tangible net worth requirement from $3.0 million to $1.25 million and (ii) adding a minimum revenue requirement.

The Company’s $10.0 million revolving line of credit matures in 2015. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears. There was less than $0.1 million of interest expense for the three months and six months ended June 30, 2014 and there was less than $0.1 million of interest expense for the three months and six months ended June 30, 2013. The interest rate for the six months ended June 30, 2014 was 4%. The Company was in compliance with all of its debt covenants under the Amended and Restated Credit Facility as of June 30, 2014. The Company has a $7.0 million outstanding balance under the Amended and Restated Credit Facility as of June 30, 2014.

Note Ten —Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	June 30, 2014	June 30, 2013
Net loss	$(3.3)	$(3.4)
Dividends related to Series B Stock(1)	(0.1)	(0.1)

Net loss available to Common Stock holders	$(3.4)	$(3.5)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.18)	$(0.21)

(In thousands)
Weighted average shares of Common Stock outstanding	18,679	16,469

Currently antidilutive Common Stock equivalents(2)	1,897	1,649

	For the Six Months Ended
(In millions)	June 30, 2014	June 30, 2013
Net loss	$(7.2)	$(7.0)
Dividends related to Series B Stock(1)	(0.3)	(0.3)

Net loss available to Common Stock holders	$(7.5)	$(7.3)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.41)	$(0.44)

(In thousands)
Weighted average shares of Common Stock outstanding	18,591	16,394

Currently antidilutive Common Stock equivalents(2)	2,033	1,635

(1)	The Board of Directors did not declare a dividend payment on the 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”), which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, July 1, 2013 through December 31, 2013, and January 1, 2014 through June 30, 2014 (the cash dividend rate is $0.1785 and the aggregate amount of these dividends was approximately $1.2 million).
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Eleven — Leases

Capital Leases

The Company acquired $0.8 million and $1.8 million of computer equipment and leasehold improvements using capital leases during the first six months of 2014 and 2013, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $0.8 million and $1.1 million of depreciation on capital leases in the first six months of 2014 and 2013, respectively. All capital leases are for a term of twenty-four, thirty, or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2014:

(In millions)
Year	Amount
2014	$1.0
2015	1.7
2016	0.5
2017	—

Total minimum lease payments	$3.2
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.0
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.8

Capital leases consisted of the following:

	As of
(In millions)	June 30, 2014	December 31, 2013
Other current liabilities	$1.8	$1.6
Other long-term liabilities	1.0	1.2

Total	$2.8	$2.8

Note Twelve — Other Current Liabilities

	As of
(In millions)	June 30, 2014	December 31, 2013
Capital leases	$1.8	$1.6
Warrant liability	0.3	0.8
Series B Stock dividend payable	1.2	0.9
Other	0.9	0.8

Total	$4.2	$4.1

Note Thirteen — Stock Warrants

During the third quarter of 2013, the Company granted the following warrants: (i) to PfG, a warrant to purchase up to a value of $360,000 or 129,032 shares of Common Stock, (ii) to PFG Equity Investors, LLC, a warrant to purchase up to a value of $28,800 or 10,322 shares of Common Stock, and (iii) to Silicon Valley Bank, a warrant to purchase up to a value of $211,200 or 75,698 shares of Common Stock (collectively, the “PfG Warrants”). The PfG Warrants were issued in connection with the execution of the Credit Facility, and the Company received approximately $4 thousand in connection with such issuance, which the parties agreed was fair consideration for the PfG Warrants.

The Company also granted warrants to PfG (the “Conditional Warrants”) to purchase up to $2.0 million of Common Stock, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (i) the Tranche B Facility is advanced and (ii) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. Because the Company’s ability to draw down the Tranche B Facility has expired, PfG no longer has the right to exercise the Conditional Warrants.

The PfG Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants nor the shares of Common Stock issuable upon exercise of the PfG Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of June 30, 2014 and December 31, 2013 was $0.3 million and $0.8 million, respectively.

On June 4, 2014, PfG elected to partially exercise its warrant, by exchanging 57,196 of the 129,032 warrant shares through a cashless exercise, on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG, and 71,836 warrant shares remain exercisable as of June 30, 2014.

On June 4, 2014, PFG Equity Investors, LLC elected to partially exercise its warrant, by exchanging 4,945 of the 10,322 warrant shares through a cashless exercise, on the terms provided the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PFG Equity Investors, LLC, and 5,377 warrant shares remain exercisable as of June 30, 2014.

On May 20, 2014, Silicon Valley Bank elected to exercise its warrant through a cashless exercise, on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant.

A summary of the status of the PfG Warrants at June 30, 2014, and the changes during the six months ended June 30, 2014, is presented in the following table:

	Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Granted	August 19, 2013	215,064	$2.79, subject to adjustment	August 19, 2018

Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2013	—	215,064	$2.79, subject to adjustment	August 19, 2018

Granted	—	—
Exercised	May 20, 2014	75,698	$2.79
Exercised	June 4, 2014	62,153	$2.79
Expired	—	—

Outstanding as of June 30, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018

Exercisable as of June 30, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	June 30, 2014	December 31, 2013
Risk-free interest rates	1.30%	1.57%
Expected dividend yield	—	—
Expected volatility	57%	58%
Expected lives	4.1 years	5.0 years
Weighted average grant date fair value	$4.43	$3.65

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013:

(In millions)
	Fair Value Measurements at June 30, 2014 Using
	Total carrying value at June 30, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$12.3	$12.3	$—	$—
Warrant liability	$0.3	$—	$—	$0.3

	Fair Value Measurements at December 31, 2013 Using
	Total carrying value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$12.7	$12.7	$—	$—
Warrant liability	$0.8	$—	$—	$0.8

The following table represents the activity in the Company’s Level 3 warrants:

(In millions)	Amount
Level 3 warrants, end of period at December 31, 2013	$0.8

Change in fair value of warrant liability	(0.1)
Warrant exercise	(0.4)

Level 3 warrants, end of period at June 30, 2014	$0.3

Note Sixteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values as of June 30, 2014 and December 31, 2013 due to the short-term nature of these instruments.

Note Seventeen — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

Note Eighteen — Litigation and Other Contingencies

The Company is a party to various agreements, including all client contracts, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of infringement of intellectual property rights with respect to services, software, and other deliverables provided by the Company. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the Company by applicable third parties. Payment by the Company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the Company. Historically, the Company has not been obligated to pay any claim for indemnification under its agreements, and management is not aware of future indemnification payments that it would be obligated to make.

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of June 30, 2014.

Note Nineteen — Subsequent Events

On July 23, 2014, the Company signed a definitive Stock Purchase Agreement (the “Purchase Agreement”) to raise approximately $12 million in gross proceeds in a private placement of up to 2,891,566 shares of Common Stock (the “Shares”) priced at $4.15 per share to certain institutional investors. The Shares represent 15% of the issued and outstanding shares of Common Stock immediately prior to the execution of the Purchase Agreement. The offering closed on July 29, 2014. Proceeds from the private placement are expected to be used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC acted as the sole placement agent for the offering received a commission equal to 7% of the aggregate purchase price (excluding certain accounts), for an aggregate commission of $0.8 million, and will be reimbursed for its reasonable out-of-pocket expenses up to $0.1 million.

Pursuant to the terms of the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 with the Securities and Exchange Commission (the “Registration Statement”) within 30 days following the closing of the Offering to register the resale by the Purchasers of the Shares and to cause the Registration Statement to become effective within 90 days following after the closing of the sale of Shares to the Purchasers (120 days in the event of a full review of the Registration Statement by the SEC). If the Company fails to file the Registration Statement within such 30-day time period, or the Registration Statement has not been declared effective within such 90- (or 120-) day time period, the Purchase Agreement provides for an initial payment of partial liquidated damages equal to 1% of the aggregate purchase price for the Shares then owned by the Purchasers, and further such payments on a monthly basis thereafter until the Registration Statement has been filed or declared effective, as the case may be.

The Shares were offered and will be sold to the Purchasers under the Purchase Agreement in transactions exempt from registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 4(2) thereof and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Purchasers represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and is acquiring the Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Shares were offered without any general solicitation by the Company or its representatives. The Shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Types of Revenue

Managed Services Revenue

Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide ongoing managed services related to our proprietary Behavioral Analytics System and provide related Customer Success services. Based on each client’s business requirements, the Behavioral Analytics System is configured and integrated into the client’s environment and then deployed in either a remote-hosted or an on-premise hosted environment. Thereafter, the client’s selection of our Behavioral Analytics offerings is provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period.

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

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this Quarterly Report on Form 10-Q, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Form 10-K for the year ended December 31, 2013, as well as the following:

•	Uncertainties associated with the attraction of, and the ability to execute contracts with, new clients, the continuation of existing, and execution of new, engagements with existing clients, the conversion of free pilots to paid subscription contracts, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;

•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;

•	Management of the other risks associated with complex client projects and new service offerings, including execution risk; and

•	Management of growth and development of, and introduction of, new service offerings.

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

Second Quarter of 2014 Compared with Second Quarter of 2013

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $0.6 million, or 8%, to $7.3 million in the second quarter of 2014, from $7.9 million in the second quarter of 2013. Services revenue decreased $0.6 million in the second quarter of 2014 primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Behavioral Analytics revenue was $7.1 million in the second quarter of 2014 and $7.6 million in the second quarter of 2013. The $0.5 million, or 7%, decrease in Behavioral Analytics revenue in the second quarter of 2014 was also primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Other revenue decreased by $0.1 million, or 31%, to $0.2 million in the second quarter of 2014, from $0.3 million in the second quarter of 2013.

The Company’s top five clients accounted for 77% of total revenue in the second quarter of 2014 and 72% of total revenue in the second quarter of 2013. The top 10 clients accounted for 93% of total revenue in the second quarter of 2014 and 91% of total revenue in the second quarter of 2013. In the second quarter of 2014 and 2013, there were four clients that accounted for 10% or more of total revenue. In the second quarter of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, HealthCare Service Corporation, and Allstate Insurance Company accounted for 25%, 23%, 11%, and 10% of total revenue, respectively. In the second quarter of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 20%, 16%, 15%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $2.2 million, or 31% of Behavioral Analytics revenue in the second quarter of 2014, compared to $2.5 million, or 33% of Behavioral Analytics revenue, in the second quarter of 2013. The favorable decrease in cost and percentage was primarily due to improved productivity in our Delivery organization resulting in lower compensation costs, better leverage of our cost structure supporting our subscription clients, and by the decline in revenue.

Cost of other revenue was $0.1 million, or 44% of Other revenue in the second quarter of 2014, compared to $0.2 million, or 57% of Other revenue, in the second quarter of 2013.

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

Sales, marketing and development expenses remained constant at $5.4 million in the second quarter of both 2014 and 2013.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.2 million, or 8%, to $2.3 million in the second quarter of 2014 from $2.1 million in the second quarter of 2013. The $0.2 million increase is due to slightly higher compensation expense.

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 19%, to $0.7 million in the second quarter of 2014 from $0.9 million in the second quarter of 2013. The decrease is due to capital lease disposals and assets that became fully depreciated near the end of the second quarter of 2014.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.4 million for the second quarter of 2014, compared to an operating loss of $3.2 million for the second quarter of 2013.

Interest and Other Expense, Net

Interest and other expense was $0.2 million of expense in the second quarter of 2014 compared to $0.1 million of expense in the second quarter of 2013. The $0.1 million increase was primarily related to financing fees.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was $0.3 million in the second quarter of 2014. The $0.3 million favorable change was primarily related to the decreases in our common stock price which is the main driver in calculating the fair value of our outstanding warrants.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the second quarter of both 2014 and 2013. As of June 30, 2014, total net deferred tax assets of $69.0 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $3.4 million in the second quarter of 2014 compared to net loss available to holders of Common Stock of $3.5 million in the second quarter of 2013. Accrued dividends to holders of Series B Stock were $0.1 million in the second quarter of both 2014 and 2013. In the second quarter of 2014, there was net loss of $0.18 per share on a basic and diluted basis, compared to net loss of $0.21 per share on a basic and diluted basis in the second quarter of 2013.

First Six Months of 2014 Compared with First Six Months of 2013

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $2.1 million, or 13%, to $14.3 million in the first six months of 2014, from $16.4 million in the first six months of 2013. The $2.1 million decrease in services revenue in the first six months of 2014 was primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Behavioral Analytics revenue was $13.8 million in the first six months of 2014 and $15.8 million in the first six months of 2013. The $2.0 million, or 12%, decrease in Behavioral Analytics revenue in the first six months of 2014 was also primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Other revenue decreased by $0.2 million, or 30%, to $0.5 million in the first six months of 2014, from $0.7 million in the first six months of 2013.

The Company’s top five clients accounted for 76% of total revenue in the first six months of 2014 and 68% of total revenue in the first six months of 2013. The top 10 clients accounted for 92% of total revenue in the first six months of 2014 and 90% of total revenue in the first six months of 2013. In the first six months of 2014 and 2013, there were four clients that accounted for 10% or more of total revenue. In the first six months of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, HealthCare Service Corporation, and Allstate Insurance Company accounted for 23%, 22%, 11%, and 11% of total revenue, respectively. In the first six months of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 19%, 15%, 14%, and 10% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $4.3 million, or 31% of Behavioral Analytics revenue in the first six months of 2014, compared to $5.2 million, or 33% of Behavioral Analytics revenue, in the first six months of 2013. The favorable decrease in cost and percentage was primarily due to improved productivity in our Delivery organization resulting in lower compensation costs, better leverage of our cost structure supporting our subscription clients, and by the decline in revenue.

Cost of other revenue was $0.2 million, or 44% of Other revenue in the first six months of 2014, compared to $0.4 million, or 53% of Other revenue, in the first six months of 2013.

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

Sales, marketing and development expenses decreased $1.0 million, or 9%, to $10.6 million in the first six months of 2014 from $11.6 million in the first six months of 2013. This decrease is primarily due to lower compensation expense including lower commission expense due to reduced revenue.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.1 million, or 3%, to $4.5 million in the first six months of 2014 from $4.4 million in the first six months of 2013. The $0.1 million increase is due to slightly higher compensation expense.

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 21%, to $1.5 million in the first six months of 2014 from $1.9 million in the first six months of 2013. The decrease is due to capital lease disposals and assets that became fully depreciated near the end of the second quarter of 2014.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $6.8 million for the first six months of 2014, compared to an operating loss of $7.0 million for the first six months of 2013, or a 3% improvement.

Interest and Other Expense, Net

Interest and other expense was $0.3 million of expense in the first six months of 2014 compared to $0.2 million of expense in the first six months of 2013. The $0.1 million increase was primarily related to financing fees and our capital lease obligations.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was $0.1 million in the first six months of 2014. The $0.1 million was primarily related to an increase in our common stock price which is the main driver in calculating the fair value of our outstanding warrants.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the first six months of 2014 and the tax benefit was $0.2 million in the first six months of 2013. The income tax benefit in the first six months of 2013 was due to a favorable tax ruling on a previously accrued income tax liability. As of June 30, 2014, total net deferred tax assets of $69.0 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $7.5 million in the first six months of 2014 compared to net loss available to holders of Common Stock of $7.3 million in the first six months of 2013. Accrued dividends to holders of Series B Stock were $0.3 million in the first six months of both 2014 and 2013. In the first six months of 2014, there was net loss of $0.41 per share on a basic and diluted basis, compared to net loss of $0.44 per share on a basic and diluted basis in the first six months of 2013.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of June 30, 2014, our principal capital resources consisted of our cash and cash equivalents balance of $13.0 million, which includes $0.2 million in foreign bank accounts.

The decrease in cash during the first six months of 2014 was primarily the result of the net loss before non-cash items, payment of Company bonuses, a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by proceeds from our revolving line of credit agreement.

The decrease in cash during the first six months of 2013 was primarily the result of the net loss before non-cash items, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by proceeds from our revolving line of credit agreement.

Cash Flows from Operating Activities

Net cash used in operating activities during the first six months of 2014 and 2013 was $5.6 million and $3.3 million, respectively. During the first six months of 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $3.4 million and a $1.7 million decrease in unearned revenue reflecting the recognition of previously deferred revenue.

During the first six months of 2013, cash outflows of $3.3 million from operating activities consisted primarily of the net loss before non-cash items of $1.8 million, a $1.3 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, and a $0.4 million increase in receivables due to an increase in Days Sales Outstanding (“DSO”).

DSO was 30 days at June 30, 2014, compared to 23 days at December 31, 2013, an increase of seven days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $0.5 million of cash in investing activities during the first six months of 2014 compared to $0.9 million of cash in investing activities during the first six months of 2013.

Capital expenditures were primarily used to purchase computer hardware and software during the first six months of 2014 and 2013. We currently expect to incur new capital investments of between $4.0 million and $5.0 million for fiscal year 2014 and plan on funding approximately $3.0 million to $3.8 million of these purchases with capital leases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.6 million during the first six months of 2014 compared to $0.6 million during the first six months of 2013. Net cash proceeds of $5.6 million during the first six months of 2014 were primarily attributable to proceeds from our revolving line of credit agreement of $7.0 million, partially offset by: (i) $0.8 million of principal payments under our capital lease obligations and (ii) $0.6 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Net cash proceeds of $0.6 million during the first six months of 2013 were primarily attributable to proceeds from our revolving line of credit agreement of $2.4 million, partially offset by: (i) $1.2 million of principal payments under our capital lease obligations and (ii) $0.7 million of cash used to acquire treasury stock.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. The Board of Directors did not declare a dividend payment on Series B Stock, which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, July 1, 2013 through December 31, 2013, and January 1, 2014 through June 30, 2014 (the aggregate amount of these dividends was approximately $1.2 million). A cash dividend on the Series B Stock of $0.3 million was paid on January 3, 2012, for the dividend period July 1, 2011 through December 31, 2011, and a cash dividend of $0.3 million was paid on July 2, 2012, for the dividend period January 1, 2012 through June 30, 2012. Under the terms of the Certificate of Designations for the Series B Stock, unpaid dividends are cumulative and accrue at the rate of 7% per annum, payable semi-annually in January and July. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the third quarter of 2014 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving lines of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $13.0 million as of June 30, 2014.

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

Partners for Growth Credit Facility

On June 27, 2014, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers (the “Co-Borrowers”), entered into a Second Modification to Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”). The Second Modification amends our financial covenants under the Loan and Security Agreement entered into by the Company, together with the Co-Borrowers, and PfG on August 19, 2013 (the “Credit Facility”) by (i) eliminating the minimum EBITDA requirement, (ii) reducing the tangible net worth requirement from $3.0 million to $1.25 million, and (iii) reducing the minimum revenue requirements.

On August 19, 2013, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, entered into a Loan and Security Agreement with Partners for Growth IV, L.P. (“PfG”) (the “Credit Facility”). The Credit Facility is subordinated to the Company’s $10.0 million credit facility with Silicon Valley Bank (described below) and, in combination therewith, brings the Company’s aggregate lines of credit to $13.0 million. The Credit Facility provides for a $3.0 million revolving line of credit maturing in 2016 (the “Tranche A Facility”). In addition, the Credit Facility had provided for a $2 million convertible term loan (the “Tranche B Facility”), that could be funded in two tranches of $1.0 million, each however, the timeframes for the Company to request advances of the two tranches expired on December 31, 2013 and June 30, 2014, respectively. Each Convertible Note would convert, at the option of the holder, into Common Stock at an exercise price of at least the 10-day volume weighted average per share of Common Stock (“10-Day VWAP”) as of the date on which such Note is issued. If issued, the Convertible Notes, and the shares of Common Stock to be issued upon exercise of the Convertible Notes, will not be registered under the Securities Act of 1933, as amended, or any state securities law and will be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the Convertible Notes, nor the shares of Common Stock issuable upon exercise of Convertible Notes, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The Company has not drawn on the Credit Facility as of June 30, 2014.

With respect to the Tranche A Facility, the Company paid a commitment fee of $60 thousand, equal to two percent (2.0%) of the Tranche A Facility commitment, upon entering into the Credit Facility, and will pay an annual commitment fee of one percent (1.0%) of the Tranche A Facility commitment in each of 2014 and 2015. With respect to the Tranche B Facility, the Company paid a commitment fee of $20 thousand, equal to one percent (1.0%) of the Tranche B Facility commitment, upon entering into the Credit Facility. Furthermore, the principal amount outstanding under the Credit Facility, if drawn upon, will accrue interest at a fixed annual rate equal to nine and three quarters percent (9.75%) per annum, payable monthly, which, if the Company meets certain earnings and EBITDA targets, will be reduced to eight and three quarters percent (8.75%) per annum, payable monthly.

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

In connection with the execution of the Credit Facility, the Company granted warrants to certain affiliates of PfG and to Silicon Valley Bank (the “PfG Warrants”) to purchase up to $600 thousand of Common Stock. The Company received approximately $4 thousand in connection with such issuance, which the parties agreed was fair consideration for the PfG Warrants. The PfG Warrants may be exercised at any time through the expiration thereof in 2018, at an exercise price equal to the lesser of (a) the 10-Day VWAP as of the issue date of the PfG Warrants and (b) the 10-Day VWAP as of the date that is six months following the issue date thereof. The Company also granted warrants to PfG (the “Conditional Warrants”) to purchase up to $2.0 million of Common Stock, which may be exercised, at the same exercise price as is specified for the Convertible Notes, only if both (a) the Tranche B Facility is advanced and (b) the Company prepays the Tranche B Facility, in whole or in part, prior to the maturity date thereof. The Conditional Warrants may be exercised only in an amount equal to the principal amount of such prepayment. Because the Company’s ability to drawn down the Tranche B Facility has expired, PfG no longer has the right to exercise the Conditional Warrants. The PfG Warrants and the Conditional Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants and the Conditional Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants and the Conditional Warrants, nor the shares of Common Stock issuable upon exercise of the PfG Warrants and the Conditional Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws.

Silicon Valley Bank Credit Facility

In addition, on June 27, 2014, the Company, together with the Co-Borrowers, entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amendment”). The Second Amendment amends our financial covenants under the Amended and Restated Loan Agreement entered into by the Company, together with the Co-Borrowers, and Silicon Valley Bank on May 20, 2013 (the “Amended and Restated Credit Facility”) by: (i) reducing the tangible net worth requirement from $3.0 million to $1.25 million and (ii) adding a minimum revenue requirement.

The Company’s $10.0 million revolving line of credit matures in 2015. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Amended and Restated Credit Facility, payable quarterly in arrears. The Company has $7.0 million outstanding under the Amended and Restated Credit Facility as of June 30, 2014, which is accruing interest at a rate of 4.0%.

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

See Note Nine “Short-Term Debt” of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of June 30, 2014, three clients, United HealthCare Services, Inc., Allstate Insurance Company, and CVS Caremark Corporation, accounted for 44%, 17%, and 15% of total gross accounts receivable, respectively. Of these amounts, we have collected 55% from United HealthCare Services, Inc., 93% from Allstate Insurance Company, and 100% from CVS Caremark Corporation through August 5, 2014. Of the total June 30, 2014 gross accounts receivable, we have collected 70% as of August 5, 2014. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $2.8 million as of June 30, 2014 and December 31, 2013. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $3.0 million to $3.8 million for fiscal year 2014 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of June 30, 2014. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$0.4	$0.4	$—	$—	$—
Operating leases	2.0	1.4	0.6	—	—
Capital leases	3.2	2.0	1.2	—	—
Purchase obligations	2.3	2.3	—	—	—

Total	$7.9	$6.1	$1.8	$—	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of June 30, 2014 and December 31, 2013.

Purchase Obligations

Purchase obligations include $1.5 million of commitments reflected as liabilities on our balance sheet as of June 30, 2014, as well as $0.8 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2013, purchase obligations included $0.9 million of commitments reflected as liabilities on our balance sheet, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of June 30, 2014 from that described in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

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

As of the last business day of our second fiscal quarter of 2014 (i.e., June 30, 2014), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Rule 12b-2”), was less than $60 million. As such, we continue to be a smaller reporting company (as defined in Rule 12b-2).

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the second quarter of 2014. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2014 – April 30, 2014	1,984	$6.38
May 1, 2014 – May 31, 2014	16,460	$5.07
June 1, 2014 – June 30, 2014	—	$—

Total	18,444	$5.21

In the second quarter of 2014, the holders of the PfG Warrants elected to exercise or partially exchange the warrants through a cashless exercise, as defined in the respective warrant agreements. As a result, the Company issued 86,366 shares of Common Stock and 77,213 warrants remain exercisable as of June 30, 2014.

Item 6. Exhibits

10.1	Second Amendment to Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated June 27, 2014 (filed on July 3, 2014 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.2	Second Modification to Loan and Security Agreement between Partners for Growth IV, L.P., Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated June 27, 2014 (filed on July 3, 2014 as Exhibit 10.2 to Mattersight Corporation’s Current Report on Form 8-K).

10.3	Form of Common Stock Purchase Agreement dated July 23, 2014 by and between Mattersight Corporation and the purchasers named therein (filed on July 24, 2014 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2014.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH
Mark Iserloth
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ GLENN H. POLSON
Glenn H. Polson
Vice President of Financial Reporting
(Duly authorized signatory and
Principal Accounting Officer)