Form 10-Q
period 2014-09-30
Mattersight Corp
filed 2014-11-06
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of October 29, 2014 was 22,235,918.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS:
Current Assets:
Cash and cash equivalents	$18,315	$13,392
Receivables (net of allowances of $14 and $12, respectively)	2,760	2,384
Prepaid expenses	4,001	3,576
Other current assets	214	427

Total current assets	25,290	19,779
Equipment and leasehold improvements, net	4,647	5,158
Goodwill	972	972
Intangibles, net	537	409
Other long-term assets	3,627	4,431

Total assets	$35,073	$30,749

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,002	$752
Accrued compensation and related costs	1,997	1,844
Unearned revenue	8,805	7,215
Other current liabilities	4,436	4,098

Total current liabilities	16,240	13,909
Long-term unearned revenue	2,700	2,866
Other long-term liabilities	1,265	1,607

Total liabilities	20,205	18,382

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,648,185 and 1,649,122 shares issued and outstanding at Sept. 30, 2014 and Dec. 31, 2013, with a liquidation preference of $9,730 and $9,294 at Sept. 30, 2014 and Dec. 31, 2013, respectively	8,406	8,411
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 23,945,423 and 20,465,984 shares issued at Sept. 30, 2014 and Dec. 31, 2013, respectively; and 22,235,918 and 18,886,966 outstanding at Sept. 30, 2014 and Dec. 31, 2013, respectively	239	205
Additional paid-in capital	242,648	228,038
Accumulated deficit	(223,597)	(212,172)
Treasury stock, at cost, 1,709,505 and 1,579,018 shares at Sept. 30, 2014 and Dec. 31, 2013, respectively	(8,800)	(8,082)
Accumulated other comprehensive loss	(4,028)	(4,033)

Total stockholders’ equity	6,462	3,956

Total liabilities and stockholders’ equity	$35,073	$30,749

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Behavioral Analytics revenue	$7,518	$8,307	$21,335	$24,067
Other revenue	140	302	612	973

Total services revenue	7,658	8,609	21,947	25,040
Reimbursed expenses	22	56	86	187

Total revenue	7,680	8,665	22,033	25,227
Operating expenses:
Cost of Behavioral Analytics revenue	2,356	2,721	6,577	7,958
Cost of Other revenue	21	163	230	517

Cost of services	2,377	2,884	6,807	8,475
Reimbursed expenses	22	56	86	187

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,399	2,940	6,893	8,662
Sales, marketing and development	5,628	4,878	16,306	16,502
General and administrative	2,320	2,241	6,851	6,625
Severance and related costs	—	154	—	154
Depreciation and amortization	792	950	2,272	2,829

Total operating expenses	11,139	11,163	32,322	34,772

Operating loss	(3,459)	(2,498)	(10,289)	(9,545)
Interest and other expense, net	(711)	(168)	(1,021)	(356)
Change in fair value of warrant liability	(5)	43	(91)	43

Loss before income taxes	(4,175)	(2,623)	(11,401)	(9,858)
Income tax (provision) benefit	(7)	(10)	(24)	229

Net loss	(4,182)	(2,633)	(11,425)	(9,629)
Dividends related to Series B Stock	(147)	(147)	(441)	(441)

Net loss available to Common Stock holders	$(4,329)	$(2,780)	$(11,866)	$(10,070)

Per share of Common Stock:
Basic net loss available to Common Stock holders	$(0.21)	$(0.17)	$(0.61)	$(0.61)

Diluted net loss available to Common Stock holders	$(0.21)	$(0.17)	$(0.61)	$(0.61)

Shares used to calculate basic net loss per share	20,790	16,758	19,324	16,515

Shares used to calculate diluted net loss per share	20,790	16,758	19,324	16,515

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$40	$149	$142	$208
Sales, marketing and development	628	943	1,790	3,094
General and administrative	499	596	1,472	1,653
Severance and related costs	—	29	—	29

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(4,182)	$(2,633)	$(11,425)	$(9,629)
Other comprehensive loss:
Effect of currency translation	2	5	5	—

Comprehensive net loss	$(4,180)	$(2,628)	$(11,420)	$(9,629)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(11,425)	$(9,629)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,272	2,829
Stock-based compensation	3,404	4,955
Severance and related costs	—	29
Change in fair value of warrant liability	91	(43)
Other	—	2
Changes in assets and liabilities:
Receivables	(376)	357
Prepaid expenses	265	233
Other assets	213	(65)
Accounts payable	250	(49)
Accrued compensation and related costs	153	(117)
Unearned revenue	1,424	4,069
Other liabilities	188	486

Total Adjustments	7,884	12,686

Net cash (used in) provided by operating activities	(3,541)	3,057

Cash Flows from Investing Activities:
Capital expenditures and other	(647)	(1,004)
Patents and trademarks	(199)	(164)

Net cash used in investing activities	(846)	(1,168)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock, net	11,138	—
Proceeds from line of credit	7,000	2,400
Repayments from line of credit	(7,000)	(2,400)
Principal payments under capital lease obligations	(1,226)	(1,723)
Acquisition of treasury stock	(718)	(947)
Proceeds from stock compensation and employee stock purchase plans, net	123	106

Net cash provided by (used in) financing activities	9,317	(2,564)

Effect of exchange rate changes on cash and cash equivalents	(7)	(4)

Increase (decrease) in cash and cash equivalents	4,923	(679)
Cash and cash equivalents, beginning of period	13,392	14,419

Cash and cash equivalents, end of period	$18,315	$13,740

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,044	$2,767
Capital equipment purchased on credit	1,044	2,767
Fair value of warrants classified as liability	326	617
Supplemental Disclosures of Cash Flow Information:
Interest paid	$211	$295

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 30, 2014 and December 31, 2013, the condensed consolidated results of our operations for the three months and nine months ended September 30, 2014 and September 30, 2013, the condensed consolidated statements of our comprehensive loss for the three months and nine months ended September 30, 2014 and September 30, 2013, and our condensed consolidated cash flows for the nine months ended September 30, 2014 and September 30, 2013, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Note Two — Summary of Significant Accounting Policies

For a description of the Company’s Summary of Significant Accounting Policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note Four — Stock-Based Compensation

The Company has two stock-based compensation plans, the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”), each as described more fully in Note Thirteen in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock-based compensation expense (in millions)	$1.2	$1.7	$3.4	$5.0

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of September 30, 2014, there were a total of 1,579,019 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol “MATR”.

Restricted Stock

During the three months ended September 30, 2014, the Company granted 76,500 shares of Common Stock. On September 11, 2014, 70,000 shares of Common Stock were granted to the Company’s Board of Directors. The shares will vest in four equal quarterly increments commencing on November 30, 2014. On August 14, 2014, the Company granted 6,500 shares of Common Stock to certain employees. The shares will vest in 16 equal quarterly increments commencing on November 30, 2014.

Restricted stock award activity was as follows for the nine months ended September 30, 2014:

		Weighted
		Average
	Shares	Price
Unvested balance at December 31, 2013	450,223	$6.25

Granted	509,355	$5.73
Vested	(390,085)	$6.08
Forfeited	(36,432)	$6.12

Unvested balance at September 30, 2014	533,061	$5.89

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(In millions)
Total fair value of restricted stock awards vested	$0.3	$0.3	$2.2	$1.1
Compensation expense related to restricted stock awards	0.4	0.6	1.3	1.7

As of September 30, 2014, there remained $2.2 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.6 years.

Stock Options

During the three months ended September 30, 2014, the Company granted options to purchase a total of 19,500 shares of Common Stock to certain employees. The exercise price per share is $4.88, the closing price for shares of Common Stock on August 14, 2014, the grant date. The options will vest in 16 equal quarterly increments commencing on November 30, 2014. The options expire on August 14, 2024.

Option activity was as follows for the nine months ended September 30, 2014:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2013	2,014,238	$7.98

Granted	554,000	$5.64
Exercised	(2,400)	$5.20
Forfeited	(20,507)	$5.83

Outstanding as of September 30, 2014	2,545,331	$7.49

Exercisable as of September 30, 2014	1,481,077	$8.91

Outstanding intrinsic value at September 30, 2014 (in millions)	$0.9

Exercisable intrinsic value at September 30, 2014 (in millions)	$0.5

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(In millions)
Compensation expense related to option awards	$0.4	$0.3	$1.0	$0.9

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total fair value of stock options vested	$0.4	$0.4	$1.0	$0.9
Intrinsic value of stock options exercised	$—	$—	$—	$—
Proceeds received from option exercises	$—	$—	$—	$—

As of September 30, 2014, there remained $3.3 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

The fair value of options granted during the nine months ended September 30, 2014 and September 30, 2013 was estimated on the grant date using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all options granted:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Risk-free interest rates	1.36%	0.62%
Expected dividend yield	—	—
Expected volatility	65%	67%
Expected lives	6 years	6 years

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Shares of Common Stock issued	8,212	10,242	25,247	31,463

Expense related to ESPP (in thousands)	$10	$8	$32	$27

The fair value of ESPP purchases for the nine months ended September 30, 2014 and September 30, 2013 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Risk-free interest rates	0.05%	0.06%
Expected dividend yield	—	—
Expected volatility	44%	42%
Expected lives	0.25 years	0.25 years

Note Five — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

For the three and nine months ended September 30, 2014, there was no expense or cash payments related to cost-reduction actions and facility operating expense. There was no amount reserved for severance and related costs as of September 30, 2014.

For the three months and nine months ended September 30, 2013, the Company recorded $0.2 million of expense and made cash payments of $0.2 million related to severance and related costs for the elimination of one position.

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

Current prepaid expenses consisted of the following:

	As of
(In millions)	September 30, 2014	December 31, 2013
Deferred costs	$1.2	$1.1
Prepaid commissions	1.2	1.2
Other	1.6	1.3

Total	$4.0	$3.6

Note Seven — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and nine months ended September 30, 2014 was $27 thousand and $71 thousand, respectively, and will be $111 thousand annually thereafter. Amortization expense of intangible assets for the three months and nine months ended September 30, 2013 was $45 thousand and $144 thousand, respectively.

	As of
(In millions)	September 30, 2014	December 31, 2013
Gross intangible assets	$3.3	$3.2
Accumulated amortization of intangible assets	(2.8)	(2.8)

Total	$0.5	$0.4

Note Eight — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	September 30, 2014	December 31, 2013
Deferred costs	$1.4	$1.8
Prepaid commissions	1.8	1.8
Other	0.4	0.8

Total	$3.6	$4.4

Note Nine — Short-Term Debt

On August 8, 2014, the Company provided written notice of termination, effective as of August 14, 2014, of the Loan and Security Agreement entered into by the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, and Partners for Growth IV, L.P. (“PfG”) on August 19, 2013 (the “PfG Facility”). At the time of termination, there were no amounts outstanding under the PfG Facility and no penalties were incurred or paid by the Company in connection with the termination.

In August 2013, in connection with the execution of the Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank warrants (collectively, the “PfG Warrants”) to purchase shares of Common Stock. See Note Thirteen — Stock Warrants for additional information.

In addition, on June 27, 2014, the Company, together with the Co-Borrowers, entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amendment”). The Second Amendment amends our financial covenants under the Amended and Restated Loan Agreement entered into by the Company, together with the Co-Borrowers, and Silicon Valley Bank on May 20, 2013 (the “Credit Facility”) by: (i) reducing the tangible net worth requirement from $3.0 million to $1.25 million and (ii) adding a minimum revenue requirement.

The Company’s $10.0 million revolving line of credit under the Credit Facility matures in 2015. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. There was less than $0.1 million of interest expense for the three months and nine months ended September 30, 2014. There was less than $0.1 million of interest expense for the three months ended September 30, 2013 and $0.1 million for the nine months ended September 30, 2013. The interest rate for the nine months ended September 30, 2014 was 4%. The Company was in compliance with all of its debt covenants under the Credit Facility as of September 30, 2014. The Company has not drawn on the Credit Facility and there are no amounts outstanding as of September 30, 2014.

Note Ten —Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	September 30, 2014	September 30, 2013
Net loss	$(4.2)	$(2.6)
Dividends related to Series B Stock(1)	(0.1)	(0.2)

Net loss available to Common Stock holders	$(4.3)	$(2.8)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.21)	$(0.17)

(In thousands)
Weighted average shares of Common Stock outstanding	20,790	16,758

Currently antidilutive Common Stock equivalents(2)	1,878	1,705

	For the Nine Months Ended
(In millions)	September 30, 2014	September 30, 2013
Net loss	$(11.4)	$(9.7)
Dividends related to Series B Stock(1)	(0.5)	(0.4)

Net loss available to Common Stock holders	$(11.9)	$(10.1)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.61)	$(0.61)

(In thousands)
Weighted average shares of Common Stock outstanding	19,324	16,515

Currently antidilutive Common Stock equivalents(2)	1,982	1,659

(1)	The Board of Directors did not declare a dividend payment on the 7% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Stock”), which was accrued, for the dividend periods July 1, 2012 through December 31, 2012, January 1, 2013 through June 30, 2013, July 1, 2013 through December 31, 2013, and January 1, 2014 through June 30, 2014 (the cash dividend rate is $0.1785 and the aggregate amount of these dividends was approximately $1.2 million).
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Eleven — Leases

Capital Leases

The Company acquired $1.0 million and $2.8 million of computer equipment and leasehold improvements using capital leases during the first nine months of 2014 and 2013, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $1.2 million and $1.7 million of depreciation on capital leases in the first nine months of 2014 and 2013, respectively. All capital leases are for a term of twenty-four, thirty, or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2014:

(In millions)
Year	Amount
2014	$0.6
2015	1.8
2016	0.6
2017	0.1

Total minimum lease payments	$3.1
Less: estimated executory costs	(0.2)

Net minimum lease payments	$2.9
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.7

Capital leases consisted of the following:

	As of
(In millions)	September 30, 2014	December 31, 2013
Other current liabilities	$1.7	$1.6
Other long-term liabilities	1.0	1.2

Total	$2.7	$2.8

Note Twelve — Other Current Liabilities

	As of
(In millions)	September 30, 2014	December 31, 2013
Capital leases	$1.7	$1.6
Warrant liability	0.3	0.8
Series B Stock dividend payable	1.3	0.9
Other	1.1	0.8

Total	$4.4	$4.1

Note Thirteen — Stock Warrants

During the third quarter of 2013, in connection with the execution of the PfG Facility, the Company granted the following warrants, which remain outstanding: (i) to PfG, a warrant to purchase up to a value of $360,000 or 129,032 shares of Common Stock, (ii) to PfG Equity Investors, LLC, a warrant to purchase up to a value of $28,800 or 10,322 shares of Common Stock, and (iii) to Silicon Valley Bank, a warrant to purchase up to a value of $211,200 or 75,698 shares of Common Stock (collectively, the “PfG Warrants”). The Company received approximately $4 thousand in connection with the issuance of the PfG Warrants, which the parties agreed was fair consideration.

The PfG Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants nor the shares of Common Stock issuable upon exercise of the PfG Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of September 30, 2014 and December 31, 2013 was $0.3 million and $0.8 million, respectively.

On June 4, 2014, PfG elected to partially exercise its warrant, by exchanging 57,196 of the 129,032 warrant shares through a cashless exercise, on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014, and 71,836 warrant shares remain exercisable as of September 30, 2014.

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise its warrant, by exchanging 4,945 of the 10,322 warrant shares through a cashless exercise, on the terms provided the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014, and 5,377 warrant shares remain exercisable as of September 30, 2014.

On May 20, 2014, Silicon Valley Bank elected to fully exercise its warrant through a cashless exercise, on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant.

A summary of the status of the PfG Warrants at September 30, 2014, and the changes during the nine months ended September 30, 2014, are presented in the following table:

	Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Granted	August 19, 2013	215,064	$2.79, subject to adjustment	August 19, 2018
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2013	—	215,064	$2.79, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	May 20, 2014	75,698	$2.79
Exercised	June 4, 2014	62,153	$2.79
Expired	—	—

Outstanding as of September 30, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018

Exercisable as of September 30, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	September 30, 2014	September 30, 2013
Risk-free interest rates	1.43%	1.39%
Expected dividend yield	—	—
Expected volatility	60%	58%
Expected lives	3.9 years	4.9 years
Weighted average grant date fair value	$4.50	$3.70

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013:

(In millions)
	Fair Value Measurements at September 30, 2014 Using
	Total carrying value at September 30, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$18.2	$18.2	$—	$—
Warrant liability	$0.3	$—	$—	$0.3

	Fair Value Measurements at December 31, 2013 Using
	Total carrying value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$12.7	$12.7	$—	$—
Warrant liability	$0.8	$—	$—	$0.8

The following table represents the activity in the Company’s Level 3 warrants:

(In millions)	Amount
Level 3 warrants, end of period at December 31, 2013	$0.8

Change in fair value of warrant liability	(0.1)
Warrant exercise	(0.4)

Level 3 warrants, end of period at September 30, 2014	$0.3

Note Sixteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values as of September 30, 2014 and December 31, 2013 due to the short-term nature of these instruments.

Note Seventeen — Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15: Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASU 2014-15”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (i) provide a definition of the term substantial doubt, (ii) require an evaluation every reporting period, including interim periods, (iii) provide principles for considering the mitigating effect of management’s plans, (iv) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) require an express statement and other disclosures when substantial doubt is not alleviated, and (vi) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, FASB issued Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

Note Eighteen — Capital Stock and Series B Stock

On July 23, 2014, the Company signed a definitive Stock Purchase Agreement (the “Purchase Agreement”) to raise approximately $12 million in gross proceeds in a private placement. Under the terms of the Purchase Agreement, the Company sold 2,891,566 shares of Common Stock (the “Shares”), at a price of $4.15 per share, to certain institutional investors. The Shares represented 15% of the issued and outstanding shares of Common Stock immediately prior to the execution of the Purchase Agreement. The offering closed on July 29, 2014. The aggregate gross proceeds, net of fees, that the Company received from the offering were approximately $11.1 million. Proceeds from the private placement are expected to be used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission equal to 7% of the aggregate purchase price (excluding certain accounts), for an aggregate commission of $0.8 million, and was reimbursed for its out-of-pocket expenses.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of September 30, 2014.

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

Types of Revenue

Managed Services Revenue

Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide our proprietary Behavioral Analytics Service on a subscription basis. Based on each client’s business requirements, the client’s selection of our Behavioral Analytics offerings are configured and integrated into the client’s environment and then deployed in either a remote-hosted or an on-premise hosted environment. Thereafter, the Behavioral Analytics offerings are provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period.

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

Stock Warrants

In accordance with Accounting Standards Codification (“ASC”) ASC 480-10 (“Distinguishing Liabilities from Equity”), the Company classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the condensed consolidated statements of operations in each reporting period. If these warrants subsequently meet the requirements of equity classification, the Company reclassifies the fair value to equity. Fair value of the warrants was measured using a Monte Carlo option pricing model and in applying this model certain assumptions were used. See Note Thirteen, “Stock Warrants” of the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this Quarterly Report on Form 10-Q, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following:

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

We cannot guarantee any future results, levels of activity, performance, or achievements. The statements made in this Quarterly Report on Form 10-Q represent our views as of the date of this report, and it should not be assumed that the statements made in this report remain accurate as of any future date. Moreover, we assume no obligation to update forward-looking statements, except as may be required by law.

Third Quarter of 2014 Compared with Third Quarter of 2013

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $0.9 million, or 11%, to $7.7 million in the third quarter of 2014, from $8.6 million in the third quarter of 2013. Services revenue decreased $0.9 million in the third quarter of 2014 primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Behavioral Analytics revenue was $7.5 million in the third quarter of 2014 and $8.3 million in the third quarter of 2013. The $0.8 million, or 9%, decrease in Behavioral Analytics revenue in the third quarter of 2014 was also primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Other revenue decreased by $0.2 million, or 54%, to $0.1 million in the third quarter of 2014, from $0.3 million in the third quarter of 2013.

The Company’s top five clients accounted for 73% of total revenue in the third quarter of 2014 and 68% of total revenue in the third quarter of 2013. The top 10 clients accounted for 90% of total revenue in the third quarter of 2014 and 91% of total revenue in the third quarter of 2013. In the third quarter of 2014, three clients accounted for 10% or more of total revenue and in 2013, four clients accounted for 10% or more of total revenue. In the third quarter of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and HealthCare Service Corporation accounted for 25%, 20%, and 11% of total revenue, respectively. In the third quarter of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 20%, 16%, 13%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $2.4 million, or 31% of Behavioral Analytics revenue in the third quarter of 2014, compared to $2.7 million, or 33% of Behavioral Analytics revenue, in the third quarter of 2013. The favorable decrease in cost and percentage was primarily due to improved productivity in our Delivery organization resulting in lower compensation costs, better leverage of our cost structure supporting our subscription clients, and by the decline in revenue.

Cost of Other revenue was less than $0.1 million in the third quarter of 2014, compared to $0.2 million, or 54% of Other revenue, in the third quarter of 2013.

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

Sales, marketing and development expenses increased $0.7 million, or 15%, to $5.6 million, in the third quarter of 2014 from $4.9 million in the third quarter of 2013. The $0.7 million increase is due to higher compensation expenses in connection with the hiring of additional personnel in our development organization.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.1 million, or 4%, to $2.3 million in the third quarter of 2014 from $2.2 million in the third quarter of 2013. The $0.1 million increase is due to slightly higher compensation expense.

Severance and Related Costs

There were no severance and related costs in the third quarter of 2014. In the third quarter of 2013, there was $0.2 million of expense which was related to severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 17%, to $0.8 million in the third quarter of 2014 from $0.9 million in the third quarter of 2013. The decrease is due to capital lease disposals and assets that became fully depreciated near the end of the second quarter of 2014.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.5 million for the third quarter of 2014, compared to an operating loss of $2.5 million for the third quarter of 2013.

Interest and Other Expense, Net

Interest and other expense increased $0.5 million, to $0.7 million in the third quarter of 2014 from $0.2 million in the third quarter of 2013. The $0.5 million increase was primarily related to a $0.5 million write-off of deferred financing fees in connection with the termination of our PfG Facility effective August 14, 2014.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was less than $0.1 million in the third quarter of both 2014 and 2013.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the third quarter of both 2014 and 2013. As of September 30, 2014, total net deferred tax assets of $70.0 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $4.3 million in the third quarter of 2014 compared to net loss available to holders of Common Stock of $2.8 million in the third quarter of 2013. Accrued dividends to holders of Series B Stock were $0.1 million in the third quarter of both 2014 and 2013. In the third quarter of 2014, there was net loss of $0.21 per share on a basic and diluted basis, compared to net loss of $0.17 per share on a basic and diluted basis in the third quarter of 2013.

First Nine Months of 2014 Compared with First Nine Months of 2013

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $3.1 million, or 12%, to $21.9 million in the first nine months of 2014, from $25.0 million in the first nine months of 2013. The $3.1 million decrease in services revenue in the first nine months of 2014 was primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Behavioral Analytics revenue was $21.3 million in the first nine months of 2014 and $24.1 million in the first nine months of 2013. The $2.8 million, or 11%, decrease in Behavioral Analytics revenue in the first nine months of 2014 was also primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Other revenue decreased by $0.4 million, or 37%, to $0.6 million in the first nine months of 2014, from $1.0 million in the first nine months of 2013. This decrease in revenue was primarily due to the completion of the CRM Services contract.

The Company’s top five clients accounted for 75% of total revenue in the first nine months of 2014 and 68% of total revenue in the first nine months of 2013. The top 10 clients accounted for 91% of total revenue in the first nine months of 2014 and 90% of total revenue in the first nine months of 2013. In the first nine months of 2014 and 2013, four clients each accounted for 10% or more of total revenue. In the first nine months of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, HealthCare Service Corporation, and Allstate Insurance Company accounted for 24%, 21%, 11%, and 10% of total revenue, respectively. In the first nine months of 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 19%, 15%, 14%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $6.6 million, or 31% of Behavioral Analytics revenue, in the first nine months of 2014, compared to $8.0 million, or 33% of Behavioral Analytics revenue, in the first nine months of 2013. The favorable decrease in cost and percentage was primarily due to (i) improved productivity in our Delivery organization resulting in lower compensation costs, (ii) better leveraging of the cost structure supporting our subscription clients, and (iii) the decline in revenue.

Cost of other revenue was $0.2 million, or 38% of Other revenue in the first nine months of 2014, compared to $0.5 million, or 53% of Other revenue, in the first nine months of 2013.

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

Sales, marketing and development expenses decreased $0.2 million, or 1%, to $16.3 million in the first nine months of 2014 from $16.5 million in the first nine months of 2013. This favorable decrease is primarily due to lower compensation expense, including lower commission expense due to reduced revenue.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.3 million, or 3%, to $6.9 million in the first nine months of 2014 from $6.6 million in the first nine months of 2013. The $0.3 million increase is due to slightly higher compensation expense.

Severance and Related Costs

There were no severance and related costs in the first nine months of 2014. In the first nine months of 2013, there was $0.2 million of expense which was related to severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization decreased $0.5 million, or 20%, to $2.3 million in the first nine months of 2014 from $2.8 million in the first nine months of 2013. The decrease is due to capital lease disposals and assets that became fully depreciated near the end of the second quarter of 2014.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $10.3 million for the first nine months of 2014, compared to an operating loss of $9.5 million for the first nine months of 2013.

Interest and Other Expense, Net

Interest and other expense was $1.0 million of expense in the first nine months of 2014 compared to $0.4 million of expense in the first nine months of 2013. The $0.6 million increase was primarily related to a $0.5 million write-off of deferred financing fees in connection with the termination of our PfG Facility effective August 14, 2014 and our capital lease obligations.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was $0.1 million in the first nine months of 2014 and less than $0.1 million in the first nine months of 2013. The $0.1 million increase was primarily related to an increase in our common stock price which is the main driver in calculating the fair value of our outstanding warrants.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in the first nine months of 2014 and the tax benefit was $0.2 million in the first nine months of 2013. The income tax benefit in the first nine months of 2013 was due to a favorable tax ruling on a previously accrued income tax liability. As of September 30, 2014, total net deferred tax assets of $70.0 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $11.9 million in the first nine months of 2014 compared to net loss available to holders of Common Stock of $10.1 million in the first nine months of 2013. Accrued dividends to holders of Series B Stock were $0.4 million in the first nine months of both 2014 and 2013. In the first nine months of 2014 and 2013, there was net loss of $0.61 per share on a basic and diluted basis.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of September 30, 2014, our principal capital resources consisted of our cash and cash equivalents balance of $18.3 million, which includes $0.1 million in foreign bank accounts.

The increase in cash during the first nine months of 2014 was primarily from proceeds received from the sale of Shares pursuant to the Purchase Agreement of $11.1 million, net of fees, and an increase in unearned revenue, partially offset by the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, and the acquisition of treasury stock.

The decrease in cash during the first nine months of 2013 was primarily the result of the net loss before non-cash items, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by a $4.1 million increase in unearned revenue.

Cash Flows from Operating Activities

Net cash used in operating activities during the first nine months of 2014 was $3.5 million compared to cash of $3.1 million during the first nine months of 2013. During the first nine months of 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $5.7 million, partially offset by a $1.4 million increase in unearned revenue.

During the first nine months of 2013, net cash provided by operating activities consisted primarily of a $4.1 million increase in unearned revenue, partially offset by the net loss before non-cash items of $1.9 million.

Days Sales Outstanding (“DSO”) was 32 days at September 30, 2014, compared to 23 days at December 31, 2013, an increase of nine days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $0.8 million of cash in investing activities during the first nine months of 2014 compared to $1.2 million of cash in investing activities during the first nine months of 2013.

Capital expenditures were primarily used to purchase computer hardware and software during the first nine months of 2014 and 2013. We currently expect to incur new capital investments of between $1.0 million and $2.0 million for fiscal year 2014 and plan on funding approximately $1.0 million to $1.5 million of these purchases with capital leases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.3 million during the first nine months of 2014 compared to cash used in financing activities of $2.6 million during the first nine months of 2013. Net cash proceeds of $9.3 million during the first nine months of 2014 were primarily attributable to proceeds of $11.1 million, net of fees, from the sale of the Shares pursuant to the Purchase Agreement, partially offset by (i) $1.2 million of principal payments under our capital lease obligations and (ii) $0.7 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

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

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (See “Credit Facility” below). Our balance of cash and cash equivalents was $18.3 million as of September 30, 2014.

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

Credit Facility

On June 27, 2014, the Company, together with the Co-Borrowers, entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amendment”). The Second Amendment amends our financial covenants under the Amended and Restated Loan Agreement entered into by the Company, together with the Co-Borrowers, and Silicon Valley Bank on May 20, 2013 (the “Credit Facility”) by: (i) reducing the tangible net worth requirement from $3.0 million to $1.25 million and (ii) adding a minimum revenue requirement.

The Company’s $10.0 million revolving line of credit matures in 2015. Through the maturity date, the Company is obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. The Company has a zero balance outstanding under the Credit Facility as of September 30, 2014.

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

See Note Nine “Short-Term Debt” of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of September 30, 2014, two clients, United HealthCare Services, Inc., and CVS Caremark Corporation, accounted for 45% and 15% of total gross accounts receivable, respectively. Of these amounts, we have collected 37% from United HealthCare Services and 47% from CVS Caremark Corporation through November 4, 2014. Of the total September 30, 2014 gross accounts receivable, we have collected 46% as of November 4, 2014. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $2.7 million as of September 30, 2014 and $2.8 million as of December 31, 2013. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $1.0 million to $1.5 million for fiscal year 2014 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of September 30, 2014. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$0.7	$0.7	$—	$—	$—
Operating leases	1.8	1.2	0.6	—	—
Capital leases	3.1	2.0	1.1	—	—
Purchase obligations	1.7	1.7	—	—	—

Total	$7.3	$5.6	$1.7	$—	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of September 30, 2014 and December 31, 2013.

Purchase Obligations

Purchase obligations include $1.4 million of commitments reflected as liabilities on our balance sheet as of September 30, 2014, as well as $0.3 million of non-cancellable obligations to purchase goods or services in the future. As of December 31, 2013, purchase obligations included $0.9 million of commitments reflected as liabilities on our balance sheet, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (i) provide a definition of the term substantial doubt, (ii) require an evaluation every reporting period, including interim periods, (iii) provide principles for considering the mitigating effect of management’s plans, (iv) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) require an express statement and other disclosures when substantial doubt is not alleviated, and (vi) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, FASB issued Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of September 30, 2014 from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on that evaluation, management identified a material weakness in our internal control over financial reporting related to non-routine transactions and the process and procedures used in applying appropriate accounting to the termination of a line-of-credit arrangement during the third quarter of 2014. Specifically, the Company did not write-off the remaining deferred financing fees when the line-of-credit was terminated in accordance with Accounting Standards Codification 470, “Debt.” This adjustment was recorded in the current quarter. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Subsequent to the discovery of the material weakness, we have changed our internal control process and procedures used in applying the appropriate accounting to the modification or termination of a line-of-credit arrangement. Specifically, any remaining deferred financing fees relating to a terminated line-of-credit arrangement shall be written off at the time of the change. We will also consult with third party experts when we have unusual, non-routine or complex transactions to ensure proper accounting treatment. We believe these actions have strengthened our internal control over financial reporting and will address the material weakness identified during the third quarter of 2014, however, the material weakness cannot be remediated fully until the remediation processes have been in operation for a period of time and successfully tested.

As of the last business day of our second fiscal quarter of 2014 (i.e., June 30, 2014), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Rule 12b-2”), was less than $60 million. As such, we continue to be a smaller reporting company (as defined in Rule 12b-2).

Changes in Internal Control over Financial Reporting

Except as has been described above, there has been no change in Mattersight’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion under Note Nineteen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

On July 23, 2014, the Company signed a definitive Stock Purchase Agreement (the “Purchase Agreement”) to raise approximately $12 million in gross proceeds in a private placement. Under the terms of the Purchase Agreement, the Company sold 2,891,566 shares of Common Stock (the “Shares”), at a price of $4.15 per share, to certain institutional investors (the “Purchasers”). The Shares represented 15% of the issued and outstanding shares of Common Stock immediately prior to the execution of the Purchase Agreement. The offering closed on July 29, 2014. The aggregate gross proceeds, net of fees, the Company received from the offering were approximately $11.1 million. Proceeds from the private placement are expected to be used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission equal to 7% of the aggregate purchase price (excluding certain accounts), for an aggregate commission of $0.8 million, and was reimbursed for its out-of-pocket expenses.

Pursuant to the terms of the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 with the Securities and Exchange Commission (the “Registration Statement”) within 30 days following the closing of the Offering to register the resale by the Purchasers of the Shares and to cause the Registration Statement to become effective within 90 days following after the closing of the sale of Shares to the Purchasers (120 days in the event of a full review of the Registration Statement by the SEC). Consistent with the foregoing requirements, the Company filed the registration statement on Form S-3 with the SEC on August 12, 2014 and the registration statement became effective on August 25, 2014.

The Shares were offered and sold to the Purchasers under the Purchase Agreement in transactions exempt from registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 4(2) thereof and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Purchasers represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and acquiring the Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Shares were offered without any general solicitation by the Company or its representatives. The Shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the third quarter of 2014. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2014 – July 31, 2014	962	$5.21
August 1, 2014 – August 31, 2014	13,305	$4.88
September 1, 2014 – September 30, 2014	504	$5.87

Total	14,771	$4.94

Item 6. Exhibits

10.1	Form of Purchase Agreement dated July 23, 2014 by and between Mattersight Corporation and the purchasers named therein (filed on July 24, 2014 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2014 and September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2014.

MATTERSIGHT CORPORATION

By	/s/ MARK ISERLOTH
Mark Iserloth
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ GLENN H. POLSON
Glenn H. Polson
Vice President of Financial Reporting
(Duly authorized signatory and
Principal Accounting Officer)