Form 10-K
period 2014-12-31
Mattersight Corp
filed 2015-03-12
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 30, 2014, as reported by The NASDAQ Stock Market LLC, is approximately $57,496,043.

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2015 was 22,748,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mattersight’s Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of Mattersight’s fiscal year, are incorporated herein by reference into Part III where indicated; provided, that if such Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the fiscal year end covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K shall be filed no later than the end of such 120-day period.

PART I

PART I

Item 1.	Business.

Overview

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in enterprise analytics focused on customer and employee interactions and behaviors. Through its Behavioral Analytics-related services, including Predictive Behavioral Routing, Performance Management, and Predictive Analytics (collectively, “Behavioral Analytics”), Mattersight captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Mattersight’s solutions are used by leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries.

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

Types of Revenue

Managed Services Revenue

Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide our proprietary Behavioral Analytics offerings on a subscription basis. Based on each client’s business requirements, the client’s selection of our Behavioral Analytics offerings are configured and integrated into the client’s environment and then deployed in either a remote-hosted or an on-premise hosted environment. Thereafter, the Behavioral Analytics offerings are provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period.

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

Business Segments

The Company operates in a single business segment, focused primarily on Behavioral Analytics. Financial information concerning our business segment is included in “Financial Statements and Supplementary Data” Part II, Item 8 of this Annual Report on Form 10-K.

International Operations

The Company’s services are delivered to clients in the U.S. and the United Kingdom. The Company’s revenue is and has been recognized in the U.S. subsidiary. The Company’s long-lived assets are and have been predominately located in the U.S. and consist of equipment, software, furniture and fixtures, and leasehold improvements (net of accumulated depreciation and amortization).

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

Patents

As of December 31, 2014, we hold thirteen U.S. patents and one European patent and have applied for over twenty additional patents. These patents cover a broad range of our analytics capabilities, including methods for analyzing language to assess customer personality and analyzing data to improve employee performance. We regularly review new areas of development in order to assess patentability.

Trademarks

We have obtained U.S. federal trademark registration for the MATTERSIGHT word mark and the MATTERSIGHT “eye” logo, which incorporates our tagline “See What Matters”. We believe that the registration of the MATTERSIGHT word mark and logo mark in the U.S. is material to our operations.

Licenses

A majority of our clients require that we grant to them licenses in and to the intellectual property rights associated with the work product we create in the course of providing services. In some cases, our clients require assignment of ownership in the intellectual property rights to such work product, typically where such work product incorporates their confidential information or would provide them some competitive advantage in their industry. Absent an agreement to the contrary, each assignment of ownership in intellectual property rights would result in our inability to reuse the relevant work product with other clients. As a result, it is our practice to retain the rights in the underlying core intellectual property on which such work product is based, including methodologies, workplans, and software, as well as residual know-how. Further, it is our policy to obtain from our clients a license to permit us to sell service offerings using such work product to other clients. These arrangements may be nonexclusive or exclusive, and licensors to us may retain the right to sell products and services that compete with those of the Company.

Seasonality

Seasonal impact to our revenue and earnings is limited, as a significant portion of our revenue is earned through our Behavioral Analytics subscription services, which is a recurring annuity revenue stream that is not impacted by holidays and vacations.

Clients

During fiscal year 2014, our five and ten largest clients accounted for 75% and 91% of our total revenue, respectively. During fiscal year 2013, our five and ten largest clients accounted for 69% and 90% of our total revenue, respectively. In fiscal year 2012, our five and ten largest clients accounted for 66% and 89% of our total revenue, respectively. In fiscal year 2014, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and Health Care Service Corporation; which accounted for 25%, 20%, and 11% of total revenue, respectively. In fiscal year 2013, there were four clients that accounted for 10% or more of total revenue: Vangent, Inc.; Progressive Casualty Insurance Company; Allstate Insurance Company; and United HealthCare Services, Inc., which accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. In fiscal year 2012, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Progressive Casualty Insurance Company; which accounted for 19%, 16%, and 13% of total revenue, respectively. For fiscal years 2014, 2013, and 2012, seven, nine, and eight clients, respectively, each accounted for over $1 million of total revenue. See Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

Competition

Although we view the manner in which we provide Behavioral Analytics, and its benefits, to be unique, we nonetheless operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services that may be viewed as similar to ours. These competitive organizations include data analytics solutions providers, voice recording and voice analytic services providers and software licensors, call routing solution providers, and strategic consulting firms. In our opinion, few competitors offer the full range and depth of services that we can provide, but they may compete with us on individual factors such as expertise, price, or capacity.

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

Employees

As of December 31, 2014, we employed 197 persons, none of whom is represented by a union. We consider our employee relations to be good.

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

There are a number of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Annual Report on Form 10-K, we believe the more significant of such risks and uncertainties include the following:

We have not realized an operating profit in fifteen years and there is no guarantee that we will realize an operating profit in the foreseeable future.

As of December 31, 2014, we had an accumulated deficit of $226.4 million. We expect to continue to use cash and incur operating expenses to support our growth, including costs associated with recruiting, training, and managing our sales force, costs to develop and acquire new technology, and promotional costs associated with reaching new clients. These investments, which typically are made in advance of revenue, may not yield an offsetting increase in revenue. As a result of these factors, our future revenue and income potential is uncertain.

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

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our total revenue from a limited number of clients. See “Clients” in Part I Item 1 and “Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Annual Report on Form 10-K. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own businesses, our total revenue could decline substantially and that could significantly harm our business. In addition, because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our Days Sales Outstanding (“DSO”).

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

If we fail to meet our contractual obligations with our clients, then we could be subject to legal liability or loss of clients. Although our contracts include provisions to limit our exposure to legal claims related to the services and solutions we provide, these provisions may not protect us, or protect us sufficiently, in all cases.

We must maintain our reputation and expand our name recognition to remain competitive.

We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base. This is particularly the case given that we relaunched our business under a new brand name in June 2011. We continue to invest substantially in marketing in order to make our new name known in the marketplace for our services and solutions. If potential clients do not know what solutions we provide, or if our reputation is damaged, then we may become less competitive or lose our market share. Promotion and enhancement of our name and brand will depend largely on both the efficacy of our relatively nascent marketing efforts and our success in providing high quality services, software, and solutions, neither of which can be assured.

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

Because our services and solutions are not simple, mass-market items with which our potential clients are already familiar, it is necessary for us to devote significant time and effort to the process of educating our potential clients about the benefits and value of our services and solutions as part of the sales process. In addition, because our services and solutions are sophisticated and in most cases are not readily usable by clients without our assistance in integration and configuration, training, and analysis, we must devote significant time during the installation and ongoing analysis process in order for our services and solutions to be successfully deployed. These efforts during both the sales and installation processes increase the time and difficulty of completing transactions, make it more difficult to efficiently deploy our limited resources, and create risk that we will have invested in an opportunity that ultimately does not come to fruition. If we are unable to demonstrate the benefits and value of our services and solutions to clients and efficiently convert our sales leads into successful sales and installations, our results of operations may be adversely affected.

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

In addition, the laws, regulations, and industry standards governing these matters are changing rapidly. It is possible that the resources we devote to comply with such laws, regulations, and industry standards, and our clients’ particular requirements, could increase materially. In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from unauthorized access to or disclosure of confidential data. These indemnity obligations are generally not subject to contractual limitations on liability. As a result, the amount of liability we could incur in connection with these indemnity obligations could exceed the revenue we receive from the client under the applicable contract.

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

Given the highly specialized nature of our services, senior management must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage the organization. If one or more members of our senior management team leaves and we cannot replace them with a suitable candidate quickly, then we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale, and results of operations. We recently announced that our Vice President and Chief Financial Officer, Mark Iserloth, is resigning effective March 13, 2015. While his responsibilities are being assumed by our Executive Vice President of Product and Customer Operations, this change could be disruptive to our operations.

Our ability to recruit talented professionals and retain our existing professionals is critical to the success of our business.

We believe that our success depends substantially on our ability to attract, train, motivate, and retain highly skilled management, strategic, technical, product development, data analysis, and other key professional employees. Our business straddles the information-technology and data analytics services industries, which are people-intensive and face shortages of qualified personnel, especially those with specialized skills or experience. We compete with other companies to recruit and hire from this limited pool, particularly in Austin, Texas, the location of our research and development team and in Chicago, Illinois, the location of our data science and analytics teams.

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

In our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringement by our services, products, or solutions, in most cases excluding third-party components, of the intellectual property rights of others. In some instances, the amount of these indemnity obligations may be greater than the revenue we receive from the client under the applicable contract. In addition, we may develop work product in connection with specific projects for our clients. Although our contracts with our clients generally provide that we retain the ownership rights to our work product, it is possible that clients may assert rights to, and seek to limit our ability to resell or reuse, our work product. Furthermore, in some cases we assign to clients the copyright and, at times, other intellectual property rights, in and to some aspects of the software, documentation, or other work product developed for these clients in connection with these projects, which limits our ability to resell or reuse this intellectual property.

Increasing government regulation could cause us to lose clients or impair our business.

We are subject not only to laws and regulations applicable to businesses generally, but we are also subject to certain U.S. and foreign laws and regulations applicable to our service offerings, including, but not limited to, those related to data privacy and security, electronic commerce, and call recording. Laws and regulations enacted in the U.S., both at the state and Federal level, as well as significant new rules issued with respect thereto, impose substantial requirements relating to the privacy and security of personal data, as well as the reporting of breaches with respect to personal data. Legislation that may be enacted in the future may add further requirements in these and other areas. In addition, we may be affected indirectly by legislation that impacts our existing and prospective clients, who may pass along to us by contract their legal obligations in these and other areas. Any such laws and regulations therefore could affect our existing business relationships or prevent us from obtaining new clients.

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

Our total employable space is approximately 44,000 square feet. We do not own any real estate. We believe that our leased facilities are appropriate for our current business requirements; however, we are currently exploring opportunities to expand our space to accommodate the future growth of our Chicago operations.

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

	High	Low
Fiscal Year 2014
Fourth Quarter	$6.62	$5.01
Third Quarter	6.25	4.41
Second Quarter	7.21	4.66
First Quarter	7.85	4.75
Fiscal Year 2013
Fourth Quarter	$5.21	$3.74
Third Quarter	4.60	2.65
Second Quarter	5.25	2.76
First Quarter	5.19	3.71

There were approximately 120 owners of record of Common Stock as of March 4, 2015. The last reported sale price of the Common Stock on the NASDAQ Global Market on March 4, 2015 was $6.85.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III Item 12 of this Annual Report on Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Sale of Unregistered Securities

On May 20, 2014, Silicon Valley Bank elected to fully exercise a warrant by exchanging 75,698 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant.

On June 4, 2014, PfG elected to partially exercise a warrant by exchanging 57,196 of its 129,032 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014.

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise a warrant by exchanging 4,945 of its 10,322 warrant shares through a cashless exercise on the terms provided the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014.

The shares of Common Stock issued upon exercise of the warrants have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On July 23, 2014, the Company entered into a Common Stock Purchase Agreement (the “2014 Purchase Agreement”) with certain accredited investors party thereto (the “2014 Purchasers”). Under the terms of the 2014 Purchase Agreement, the Company sold, and the 2014 Purchasers purchased from the Company, 2,891,566 shares of Common Stock (the “2014 Shares”), at a price of $4.15 per share. The 2014 Shares represented 15% of the issued and outstanding shares of Common Stock immediately prior to the execution of the 2014 Purchase Agreement. The offering closed on July 29, 2014. The aggregate gross proceeds, net of fees, the Company received from the offering were approximately $11.1 million. Proceeds from the private placement are being used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission equal to 7% of the aggregate purchase price (excluding certain accounts), for an aggregate commission of $0.8 million, and was reimbursed for its out-of-pocket expenses.

The 2014 Shares were offered and sold to the 2014 Purchasers under the 2014 Purchase Agreement in transactions exempt from registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 4(2) thereof and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the 2014 Purchasers represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and acquiring the 2014 Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The 2014 Shares were offered without any general solicitation by the Company or its representatives. The Company filed a registration statement on Form S-3 (the “2014 Registration Statement”) with the SEC on August 12, 2014 to register the resale by the 2014 Purchasers of the 2014 Shares and the 2014 Registration Statement became effective on August 25, 2014.

On November 26, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”), with certain accredited investors party thereto (collectively, the “2013 Purchasers”). Under the terms of the 2013 Purchase Agreement, the Company sold, and the 2013 Purchasers purchased from the Company, 1,538,462 shares of Common Stock (the “2013 Shares”), at a price of $3.90 per share. The aggregate gross proceeds the Company received from the offering, net of fees, were approximately $5.6 million. Approximately 39.9% of the 2013 Shares were purchased by directors of the Company, or by their affiliates. Commissions of $0.3 million were paid in connection with the sale of the 2013 Shares. The 2013 Shares were sold without registration under the Securities Act or state securities laws, in reliance on Rule 506 of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the purchasers is an accredited investor within the meaning of Rule 501(a) of Regulation D and the 2013 Shares were sold without any general solicitation by the Company or its representatives. The Company filed a registration statement on Form S-3 with the SEC on December 31, 2013 to register the resale by the 2013 Purchasers of the 2013 Shares and the registration statement became effective on February 6, 2014.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Common Stock with the cumulative total return of (i) a peer group of other publicly-traded information-technology consulting companies selected by the Company (the “Peer Group Index”), and (ii) the NASDAQ Global Market Index. Cumulative total stockholder return is based on the period from December 26, 2009 through the Company’s fiscal year end on Wednesday, December 31, 2014. The comparison assumes that $100 was invested on December 26, 2009 in each of Mattersight Common Stock, the Peer Group Index, and the NASDAQ Global Market Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return for Mattersight Corporation,

Peer Group Index, and NASDAQ Global Market Index

	12/26/09	1/1/11	12/31/11	12/31/12	12/31/13	12/31/14
Mattersight Common Stock	$100.00	$91.43	$66.43	$71.00	$68.43	$89.29
Peer Group Index(1)	100.00	123.53	116.87	117.22	154.80	201.93
NASDAQ Global Market Index	100.00	117.43	118.27	138.47	196.27	223.17

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

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the fourth quarter of 2014. These purchases reflect shares withheld upon vesting of restricted stock to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2014 – October 31, 2014	—	$—
November 1, 2014 – November 30, 2014	—	$—
December 1, 2014 – December 31, 2014	13,379	$5.93

Total	13,379	$5.93

Dividends

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our 7% Series B Convertible Preferred Stock (the “Series B Stock”) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2014, (the aggregate amount of these dividends was approximately $1.5 million). During fiscal year 2012, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to January 1, 2015, the dividend payment would be approximately $0.3 million, on the 1,648,185 shares of Series B Stock issued and outstanding as of December 31, 2014.

The amount of each dividend accrual would decrease by any conversions of the Series B Stock into Common Stock, as Series B Stock conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002. For further discussion see “Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K.

During fiscal year 2012, the Company purchased 19,758 shares of Series B Stock and paid accrued and unpaid dividends of $2 thousand in connection with such purchase.

Equity Compensation Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

Item 6.	Selected Financial Data.

The following tables summarize our selected financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	(In thousands, except per share data)(1)
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	January 1, 2011
Total revenue	$30,319	$34,494	$33,863	$29,095	$30,885
Loss from continuing operations	$(14,232)	$(11,172)	$(15,470)	$(10,560)	$(16,304)
Basic loss from continuing operations per share	$(0.74)	$(0.70)	$(1.01)	$(1.29)	$(1.28)
Total assets	$32,078	$30,749	$31,362	$49,265	$66,192
Long-term obligations	$3,990	$4,473	$3,605	$4,437	$6,247
Series B Stock	$8,406	$8,411	$8,411	$8,521	$18,100
Capital leases	$2,813	$2,832	$2,305	$2,823	$2,217

(1)

See Note One “Description of Business” and Note Two “Summary of Significant Accounting Principles” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K for business discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

The fiscal year-end dates referenced herein for fiscal years 2014, 2013, and 2012 are December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Discontinued Operations

ICS Business Unit Transaction

The Company sold the ICS Business Unit and “eLoyalty” registered trademark / trade name to Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc., a Delaware corporation, closed on May 28, 2011, and the Company changed its name from eLoyalty Corporation to Mattersight Corporation effective May 31, 2011. Therefore, the results of operations of the ICS Business Unit are reported as discontinued operations.

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

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. If these warrants subsequently meet the requirements of equity classification, the Company will reclassify the fair value to equity. Fair value of the warrants was measured using a Monte Carlo option pricing model and in applying this model certain assumptions were used. See Note Twenty-One “Stock Warrants” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case for the reporting unit, we perform a detailed quantitative assessment using a two-step test approach. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company currently operates in a single business segment or reporting unit.

In 2014, after completing our annual qualitative review, we concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual reviews of goodwill as of December 31, 2014 and December 31, 2013. The carrying value of goodwill was $1.0 million as of December 31, 2014 and December 31, 2013.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. The original cost of intangible assets as of December 31, 2014 and December 31, 2013 was $3.4 million and $3.2 million, respectively. Accumulated amortization of intangible assets was $2.8 million as of December 31, 2014 and December 31, 2013. Currently, amortization expense of intangible assets is expected to be $91 thousand annually.

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

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive loss) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it does affect the amount of tax provision included in each category. For fiscal years 2014 and 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. Included in continuing operations income tax provision was tax expense of $38 thousand for the year ended December 31, 2012. Included in discontinued operations income tax provision was a tax benefit of $0.3 million for the year ended December 31, 2012.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following:

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

We cannot guarantee any future results, levels of activity, performance, or achievements. The statements made in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K, and it should not be assumed that the statements made in this Annual Report on Form 10-K remain accurate as of any future date. Moreover, we assume no obligation to update forward-looking statements, except as may be required by law.

Business Outlook

Based on research from third-party analysts, we believe the call center industry is ripe for disruption and innovation. We believe what the call center was designed to accomplish and how it was measured are parts of an outdated mode of business that is disconnected from the needs of today’s consumer. In fact, research from the Corporate Executive Board suggests that any call center interaction is four times more likely to drive customer disloyalty. Given a rise in self-service, these interactions are only becoming more complex and fraught with greater risk.

Through Behavior Analytics, we seek to provide our clients with personality-based software applications that mitigate the complexity and reduce the risk of these call center interactions. According to Gartner, there are 6 million call center seats in North America. Our estimation is that less than 3% of this market is penetrated by personality-based software applications. We believe that we are uniquely positioned to capitalize on this opportunity. Our strategy to increase revenue and capture market share includes the following elements:

•	Drive new bookings growth and increase operating leverage;

•	Leverage a “land & expand” model, focused on personality-based routing as the catalyst for new client acquisition;

•	Cross-sell coaching, quality assurance and analytic products after delivering a routing solution;

•	Continue to invest in innovative linguistic models and behavioral science;

•	Expand our sales and marketing capacity; and

•	Test the applicability of our proprietary behavioral model with clients outside of the call center industry.

Our personality-based software applications, which have been developed through substantial investment over a decade, are deeply embedded into our clients’ infrastructure and workflows. Our long-term client relationships are made up largely of multi-year contracts and high contract renewal rates. Our aspiration is that the introduction of a “land & expand” model with our routing product will accelerate the acquisition of new clients.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Services Revenue

Services revenue is total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue decreased $4.0 million, or 12%, to $30.2 million in fiscal year 2014, from $34.2 million in fiscal year 2013. The $4.0 million decrease in services revenue in fiscal year 2014 was primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Behavioral Analytics revenue was $29.4 million in fiscal year 2014 and $33.0 million in fiscal year 2013. The $3.6 million, or 11%, decrease in Behavioral Analytics revenue in fiscal year 2014 was also primarily due to the previously announced expiration of our contract with Vangent, Inc. on December 31, 2013.

Other revenue decreased by $0.4 million, or 35%, to $0.8 million in fiscal year 2014, from $1.2 million in fiscal year 2013. This decrease in revenue was primarily due to the completion of our only remaining CRM Services contract.

The Company’s top five clients accounted for 75% of total revenue in fiscal year 2014 and 69% of total revenue in fiscal year 2013. The top ten clients accounted for 91% of total revenue in fiscal year 2014 and 90% of total revenue in fiscal year 2013. In fiscal year 2014, three clients each accounted for 10% or more of total revenue and in fiscal year 2013 four clients each accounted for 10% or more of total revenue. In fiscal year 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and HealthCare Service Corporation accounted for 25%, 20%, and 11% of total revenue, respectively. In fiscal year 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $9.0 million, or 31% of Behavioral Analytics revenue, in fiscal year 2014, compared to $10.1 million, or 31% of Behavioral Analytics revenue, in fiscal year 2013. The favorable decrease in cost was primarily due to (i) improved productivity in our Delivery organization resulting in lower compensation costs, (ii) better leveraging of the cost structure supporting our subscription clients, and (iii) the decline in revenue.

Cost of other revenue was $0.3 million, or 36% of Other revenue in fiscal year 2014, compared to $0.6 million, or 51% of Other revenue, in fiscal year 2013.

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

Sales, marketing and development expenses decreased $0.2 million, or 1%, to $21.6 million in fiscal year 2014 from $21.8 million in fiscal year 2013. The decrease is primarily due to lower compensation expense offset by higher operating lease expense.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.3 million, or 4%, to $9.1 million in fiscal year 2014 from $8.8 million in fiscal year 2013. The $0.3 million increase is due to higher compensation expense.

Severance and Related Costs

There were no severance and related costs in fiscal year 2014. In fiscal year 2013, there was $0.2 million of expense, which was related to severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 12%, to $3.0 million in fiscal year 2014 from $3.4 million in fiscal year 2013. The decrease is due to capital lease disposals and assets that became fully depreciated near the end of the second and third quarters of 2014.

Amortization of Intangibles

Amortization of intangibles remained constant at $0.1 million in fiscal years 2014 and 2013.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $13.0 million in fiscal year 2014, compared to an operating loss of $10.8 million in fiscal year 2013.

Interest and Other Expense, Net

Interest and other expense was $1.1 million of expense in fiscal year 2014 compared to $0.5 million of expense in fiscal year 2013. The increase was primarily related to a $0.5 million write-off of deferred financing fees in connection with the termination effective August 14, 2014 of the Loan and Security Agreement dated August 19, 2013, entered into by the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, and Partners for Growth IV, L.P.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability remained constant at $0.1 million in fiscal years 2014 and 2013. Changes in our common stock price are the main driver in calculating the fair value of our outstanding warrants.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in fiscal year 2014 and the tax benefit was $0.2 million in fiscal year 2013. The income tax benefit in fiscal year 2013 was due to a favorable tax ruling on a previously accrued income tax liability. As of December 31, 2014, total net deferred tax assets of $71.0 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Income from Discontinued Operations

There was no income from discontinued operations in fiscal year 2014.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $14.8 million in fiscal year 2014 compared to net loss available to holders of Common Stock of $11.8 million in fiscal year 2013. Accrued dividends to holders of Series B Stock were $0.6 million in both fiscal years 2014 and 2013. In fiscal year 2014, there was net loss of $0.74 per share on a basic and diluted basis, compared to net loss of $0.70 per share on a basic and diluted basis in fiscal year 2013.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Services Revenue

Services revenue was total revenue excluding reimbursable expenses that are billed to our clients. Our services revenue increased $0.7 million, or 2%, to $34.2 million in fiscal year 2013, from $33.5 million in fiscal year 2012.

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

The Company’s top five clients accounted for 69% of total revenue in fiscal year 2013 and 66% of total revenue in fiscal year 2012. The top ten clients accounted for 90% of total revenue in fiscal year 2013 and 89% of total revenue in fiscal year 2012. In fiscal year 2013, there were four clients that accounted for 10% or more of total revenue, whereas three clients accounted for 10% or more of total revenue in fiscal year 2012. In fiscal year 2013, Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. In fiscal year 2012, Vangent, Inc., Allstate Insurance Company, and Progressive Casualty Insurance Co. accounted for 19%, 16%, and 13% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services. As previously announced, our contract with Vangent, Inc. expired on December 31, 2013.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Behavioral Analytics revenue was $10.1 million, or 31% of Behavioral Analytics revenue, in fiscal year 2013, compared to $12.2 million, or 38% of Behavioral Analytics revenue, in fiscal year 2012. The favorable decrease in cost and percentage was primarily due to improved productivity in our Delivery organization resulting in lower compensation costs and better leverage of our cost structure supporting our subscription clients.

Cost of other revenue was $0.6 million, or 51% of Other revenue, in fiscal year 2013, compared to $0.7 million, or 53% of Other revenue, in fiscal year 2012. The favorable $0.1 million decrease in cost and percentage was primarily due to lower CRM Service revenue.

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

Sales, marketing and development expenses decreased $1.3 million, or 6%, to $21.8 million in fiscal year 2013 from $23.1 million in fiscal year 2012. This decrease was primarily due to lower compensation expense.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.5 million, or 6%, to $8.8 million in fiscal year 2013, from $8.3 million in fiscal year 2012. This increase was primarily due to higher compensation expense.

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

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $10.8 million for fiscal year 2013, compared to an operating loss of $15.0 million for fiscal year 2012, a $4.3 million, or 28%, improvement.

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

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of December 31, 2014, our principal capital resources consisted of our cash and cash equivalents balance of $14.2 million, which includes $0.1 million in foreign bank accounts.

The increase in cash during fiscal year 2014 was primarily from proceeds received from the sale of the 2014 Shares pursuant to the 2014 Purchase Agreement of $11.1 million, net of fees, partially offset by the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, the acquisition of treasury stock, and an increase in accounts receivable.

The decrease in cash during fiscal year 2013 was primarily the result of the net loss before non-cash items, a $3.7 million net payment under our credit facility, capital lease principal payments, capital expenditures, and the acquisition of treasury stock, partially offset by proceeds of $5.6 million, net of fees, received from the sale of the 2013 Shares pursuant to the terms of the 2013 Purchase Agreement and a $1.9 million increase in unearned revenue.

Cash Flows from Operating Activities

Net cash used in operating activities during fiscal year 2014 was $6.9 million compared to cash of $1.6 million during fiscal year 2013. During fiscal year 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $6.8 million and an increase in accounts receivable.

During fiscal year 2013, net cash provided by operating activities was $1.6 million. During fiscal year 2013, net cash provided by operating activities consisted primarily of a $1.9 million increase in unearned revenue, partially offset by the net loss before non-cash items of $1.9 million.

There was no net cash used in operating activities of discontinued operations during fiscal years 2014 and 2013.

Days Sales Outstanding (“DSO”) was 38 days at December 31, 2014, compared to 23 days at December 31, 2013, an increase of fifteen days. DSO increased due to two clients with higher 2014 Accounts Receivable associated with significant revenue growth, compared to an unusually low 2013 DSO that included revenue from a large client which had fully paid all outstanding invoices by the end of 2013. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

As of December 31, 2014, there were no outstanding liabilities for severance and related costs.

Cash Flows from Investing Activities

The Company used $1.0 million and $1.5 million of cash in investing activities during fiscal years 2014 and 2013, respectively.

Capital expenditures were primarily used to purchase computer hardware and software during fiscal years 2014 and 2013. We currently expect to incur new capital investments of between $3.0 million and $4.0 million for fiscal year 2015 and plan on funding approximately $1.5 million to $2.0 million of these purchases with capital leases.

There was no net cash used in discontinued investing activities during fiscal years 2014 and 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.8 million during fiscal year 2014 compared to cash used in financing activities of $1.1 million during fiscal year 2013. Net cash proceeds of $8.8 million during fiscal year 2014 were primarily attributable to proceeds of $11.1 million, net of fees, from the sale of the 2014 Shares pursuant to the 2014 Purchase Agreement, partially offset by (i) $1.7 million of principal payments under our capital lease obligations and (ii) $0.8 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

During fiscal year 2013, the Company used net cash of $1.1 million in financing activities primarily attributable to a $3.7 million net payment under our credit facility, $2.1 million of principal payments under our capital lease obligations, and $1.1 million of cash used to acquire treasury stock, partially offset by proceeds of $5.6 million, net of fees, from the sale of the 2013 Shares pursuant to the 2013 Purchase Agreement.

There was no net cash used in discontinued financing activities during fiscal year 2014 and 2013.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our Series B Stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2014, (the aggregate amount of these dividends was approximately $1.5 million). During fiscal year 2012, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to January 1, 2015, the dividend payment would be approximately $0.3 million on the 1,648,185 shares of Series B Stock issued and outstanding as of December 31, 2014. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

The Company expects to acquire between $0.3 million and $0.4 million of treasury stock during the first quarter of 2015 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (see “Credit Facility” below). Our balance of cash and cash equivalents was $14.2 million as of December 31, 2014.

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

Credit Facility

During fiscal year 2014, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers (the “Co-Borrowers”), entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amendment”) on June 27, 2014. The Second Amendment amended our financial covenants under the Amended and Restated Loan Agreement entered into by the Company, together with the Co-Borrowers, and Silicon Valley Bank on May 20, 2013 (the “Credit Facility”) by: (i) reducing the tangible net worth requirement from $3.0 million to $1.25 million and (ii) adding a minimum revenue requirement.

As of December 31, 2014, the Company’s $10.0 million revolving line of credit was set to mature in May 2015. Through the maturity date, the Company was obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. The Company had a zero balance outstanding under the Credit Facility as of December 31, 2014.

The Credit Facility imposes various restrictions on the Company, including usual and customary limitations on the ability of the Company or any of its subsidiaries to incur debt and to grant liens upon their assets, and prohibits certain consolidations, mergers, and sales and transfers of assets by the Company and its subsidiaries. The Credit Facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility will automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Company was in compliance with all of its debt covenants under the Credit Facility as of December 31, 2014, except for the minimum revenue covenant, for which the Company received a waiver from Silicon Valley Bank.

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended and Restated Credit Agreement”) with Silicon Valley Bank. The Second Amended and Restated Credit Agreement provides for, among other things, an increase of the maximum credit limit from $10 million to $15 million, an extension of the term from May 2015 to March 2017, and a change in interest rate from a variable interest grid to prime plus 1.25%. The Second Amended and Restated Credit Agreement additionally provides for an annual commitment fee of $56,250 and early termination fee of 1.0% in the first year, and 0.25% thereafter, prior to maturity.

See Note Ten “Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

Accounts Receivable Customer Concentration

As of December 31, 2014, two clients, United HealthCare Services, Inc., and CVS Pharmacy, Inc., accounted for 41% and 19% of total gross accounts receivable, respectively. Of these amounts, we have collected 100% from United HealthCare Services, Inc., and 89% from CVS Pharmacy, Inc., through March 3, 2015. Of the total December 31, 2014 gross accounts receivable, we have collected 88% as of March 3, 2015. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations as of December 31, 2014 and December 31, 2013 remained constant at $2.8 million. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $1.5 million to $2.0 million for fiscal year 2015 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of December 31, 2014. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$0.9	$0.9	$—	$—	$—
Operating leases	2.0	1.1	0.9	—	—
Capital leases	3.2	1.9	1.3	—	—
Purchase obligations	2.1	2.1	—	—	—

Total	$8.2	$6.0	$2.2	$—	$—

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 31, 2014 and December 31, 2013.

Purchase Obligations

Purchase obligations include $1.5 million of commitments reflected as liabilities on our balance sheet as of December 31, 2014, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future. Purchase obligations include $0.9 million of commitments reflected as liabilities on our balance sheet as of December 31, 2013, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15: Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASU 2014-15”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (i) provide a definition of the term “substantial doubt”, (ii) require an evaluation every reporting period, including interim periods, (iii) provide principles for considering the mitigating effect of management’s plans, (iv) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) require an express statement and other disclosures when substantial doubt is not alleviated, and (vi) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU 20-14-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mattersight Corporation

We have audited the accompanying consolidated balance sheets of Mattersight Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II – Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mattersight Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, IL

March 12, 2015

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS:
Current Assets:
Cash and cash equivalents	$14,238	$13,392
Receivables, net	3,460	2,384
Prepaid expenses	4,449	3,576
Other current assets	236	427

Total current assets	22,383	19,779
Equipment and leasehold improvements, net	4,657	5,158
Goodwill	972	972
Intangibles, net	571	409
Other long-term assets	3,495	4,431

Total assets	$32,078	$30,749

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,183	$752
Accrued compensation and related costs	2,241	1,844
Unearned revenue	7,859	7,215
Capital leases	1,637	1,599
Other current liabilities	2,549	2,499

Total current liabilities	15,469	13,909
Long-term unearned revenue	2,532	2,866
Long-term capital leases	1,176	1,233
Other long-term liabilities	282	374

Total liabilities	19,459	18,382

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,648,185 and 1,649,122 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively, with a liquidation preference of $9,877 and $9,294 at December 31, 2014 and December 31, 2013, respectively	8,406	8,411
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 24,046,977 and 20,465,984 shares issued at December 31, 2014 and December 31, 2013, respectively; and 22,324,093 and 18,886,966 outstanding at December 31, 2014 and December 31, 2013, respectively	240	205
Additional paid-in capital	243,282	228,038
Accumulated deficit	(226,404)	(212,172)
Treasury stock, at cost, 1,722,884 and 1,579,018 shares at December 31, 2014 and December 31, 2013, respectively	(8,879)	(8,082)
Accumulated other comprehensive loss	(4,026)	(4,033)

Total stockholders’ equity	4,213	3,956

Total liabilities and stockholders’ equity	$32,078	$30,749

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended
	2014	2013	2012
Revenue:
Behavioral Analytics revenue	$29,427	$33,005	$32,138
Other revenue	779	1,206	1,314

Total services revenue	30,206	34,211	33,452
Reimbursed expenses	113	283	411

Total revenue	30,319	34,494	33,863
Operating expenses:
Cost of Behavioral Analytics revenue	9,007	10,139	12,208
Cost of Other revenue	279	617	702

Cost of services	9,286	10,756	12,910
Reimbursed expenses	113	283	411

Total cost of revenue, exclusive of depreciation and amortization shown below:	9,399	11,039	13,321
Sales, marketing and development	21,647	21,760	23,142
General and administrative	9,140	8,782	8,255
Severance and related costs	—	154	693
Depreciation and amortization	3,022	3,450	3,419
Amortization of intangibles	106	66	81

Total operating expenses	43,314	45,251	48,911

Operating loss	(12,995)	(10,757)	(15,048)
Interest and other (expense) income, net	(1,090)	(534)	(384)
Change in fair value of warrant liability	(124)	(125)	—

Loss from continuing operations before income taxes	(14,209)	(11,416)	(15,432)
Income tax (provision) benefit	(23)	244	(38)

Loss from continuing operations	(14,232)	(11,172)	(15,470)
Income from discontinued operations, net of tax	—	—	249

Net loss	(14,232)	(11,172)	(15,221)
Series B Stock fair value over stated value	—	—	(69)
Dividends related to Series B Stock	(589)	(589)	(591)

Net loss available to Common Stock holders	$(14,821)	$(11,761)	$(15,881)

Per share of Common Stock:
Basic loss from continuing operations	$(0.74)	$(0.70)	$(1.01)

Basic income from discontinued operations	$—	$—	$0.02

Basic net loss available to Common Stock holders	$(0.74)	$(0.70)	$(0.99)

Per share of Common Stock:
Diluted loss from continuing operations	$(0.74)	$(0.70)	$(1.01)

Diluted income from discontinued operations	$—	$—	$0.02

Diluted net loss available to Common Stock holders	$(0.74)	$(0.70)	$(0.99)

Shares used to calculate basic net loss per share	19,923	16,722	16,002

Shares used to calculate diluted net loss per share	19,923	16,722	16,002

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Cost of Behavioral Analytics revenue	$181	$267	$16
Sales, marketing and development	2,022	3,436	2,308
General and administrative	1,975	1,872	1,405
Severance and related costs	—	29	268

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Fiscal Years Ended
	2014	2013	2012
Net loss	$(14,232)	$(11,172)	$(15,221)
Other comprehensive loss:
Effect of currency translation	7	6	(1)

Comprehensive net loss	$(14,225)	$(11,166)	$(15,222)

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(14,232)	$(11,172)	$(15,221)
Less: net income from discontinued operations	—	—	249

Net loss from continuing operations	(14,232)	(11,172)	(15,470)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,128	3,516	3,500
Stock-based compensation	4,178	5,575	3,729
Severance and related costs	—	29	268
Change in fair value of warrant liability	124	125	—
Other	—	2	2
Changes in assets and liabilities:
Receivables	(1,076)	184	(27)
Prepaid expenses	(85)	739	1,879
Other assets	192	(112)	(50)
Accounts payable	352	(29)	(31)
Accrued compensation and related costs	397	509	(47)
Unearned revenue	310	1,854	(4,592)
Other liabilities	(222)	330	(177)

Total Adjustments	7,298	12,722	4,454

Net cash (used in) provided by continuing operations	(6,934)	1,550	(11,016)
Net cash provided by discontinued operations	—	—	24

Net cash (used in) provided by operating activities	(6,934)	1,550	(10,992)

Cash Flows from Investing Activities:
Capital expenditures	(766)	(1,233)	(2,081)
Patents and trademarks	(251)	(239)	(79)

Net cash used in continuing investing activities	(1,017)	(1,472)	(2,160)
Net cash used in discontinued investing activities	—	—	—

Net cash used in investing activities	(1,017)	(1,472)	(2,160)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock, net	11,138	5,621	—
Proceeds from line of credit	7,000	2,400	3,691
Repayments from line of credit	(7,000)	(6,096)	—
Principal payments under capital lease obligations	(1,701)	(2,117)	(2,311)
Acquisition of treasury stock	(797)	(1,055)	(1,136)
Proceeds from stock compensation and employee stock purchase plans, net	165	138	802
Proceeds from issuance of stock warrants	—	4	—
Fees from issuance of Common Stock	—	—	(49)
Decrease in restricted cash	—	—	1,500
Purchase of shares of Series B Stock	—	—	(3,743)
Payment of Series B Stock dividends	—	—	(595)

Net cash provided by (used in) continuing financing activities	8,805	(1,105)	(1,841)
Net cash used in discontinued financing activities	—	—	—

Net cash provided by used in financing activities	8,805	(1,105)	(1,841)

Effect of exchange rate changes on cash and cash equivalents by continuing operations	(8)	—	4
Effect of exchange rate changes on cash and cash equivalents by discontinued operations	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(8)	—	4

Increase (decrease) in cash and cash equivalents	846	(1,027)	(14,989)
Cash and cash equivalents, beginning of period	13,392	14,419	29,408

Cash and cash equivalents of continuing operations, end of period	$14,238	$13,392	$14,419

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,692	$2,973	$1,793
Capital equipment purchased on credit	1,692	2,973	1,793
Fair value of warrants classified as liability	380	785	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$266	$403	$371

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity
	Shares	Amount
Balance, December 31, 2011	18,037,552	$180	$212,618	$(185,779)	$(5,891)	$(4,038)	$17,090

Issuance of Common Stock for option awards exercised	173,600	1	663	—	—	—	664
Fees for issuance of Common Stock	—	—	(49)	—	—	—	(49)
Issuance of Common Stock related to employee stock programs	481,407	5	445	—	—	—	450
Amortization/forfeitures of unearned compensation	(286,448)	(2)	3,655	—	—	—	3,653
Purchase of treasury shares	—	—	—	—	(1,136)	—	(1,136)
Series B Stock purchased	—	—	(82)	—	—	—	(82)
Series B Stock conversions	1,737	—	8	—	—	—	8
Series B Stock dividend	—	—	(591)	—	—	—	(591)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15,221)	—	—	(15,221)

Balance, December 31, 2012	18,407,848	$184	$216,667	$(201,000)	$(7,027)	$(4,039)	$4,785

Proceeds from issuance of Common Stock, net	1,538,462	15	5,606	—	—	—	5,621
Issuance of Common Stock for option awards exercised	4,498	—	16	—	—	—	16
Issuance of Common Stock related to employee stock programs	728,761	7	1,812	—	—	—	1,819
Amortization/forfeitures of unearned compensation	(213,664)	(1)	4,525	—	—	—	4,524
Purchase of treasury shares	—	—	—	—	(1,055)	—	(1,055)
Series B Stock conversions	79	—	1	—	—	—	1
Series B Stock dividend	—	—	(589)	—	—	—	(589)
Other comprehensive gain	—	—	—	—	—	6	6
Net loss	—	—	—	(11,172)	—	—	(11,172)

Balance, December 31, 2013	20,465,984	$205	$228,038	$(212,172)	$(8,082)	$(4,033)	$3,956

Proceeds from issuance of Common Stock, net	2,891,566	29	11,109	—	—	—	11,138
Issuance of Common Stock for option awards exercised	2,914	—	14	—	—	—	14
Issuance of Common Stock for warrants exercised	86,366	1	528	—	—	—	529
Issuance of Common Stock related to employee stock programs	643,706	5	189	—	—	—	194
Amortization/forfeitures of unearned compensation	(44,496)	—	3,988	—	—	—	3,988
Purchase of treasury shares	—	—	—	—	(797)	—	(797)
Series B Stock conversions	937	—	5	—	—	—	5
Series B Stock dividend	—	—	(589)	—	—	—	(589)
Other comprehensive gain	—	—	—	—	—	7	7
Net loss	—	—	—	(14,232)	—	—	(14,232)

Balance, December 31, 2014	24,046,977	$240	$243,282	$(226,404)	$(8,879)	$(4,026)	$4,213

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share data)

Note One — Description of Business

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in enterprise analytics focused on customer and employee interactions and behaviors. Through its Behavioral Analytics- related services, including Predictive Behavioral Routing, Performance Management, and Predictive Analytics (collectively, “Behavioral Analytics”), Mattersight captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Mattersight’s solutions are used by leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) CRM Services, which consist of operational consulting services that enhance business performance through improved process efficiencies and redesign of workflows, from which the Company derives Consulting services revenue.

Types of Revenue

Managed Services Revenue

Managed services revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide our proprietary Behavioral Analytics offerings on a subscription basis. Based on each client’s business requirements, the client’s selection of our Behavioral Analytics offerings are configured and integrated into the client’s environment and then deployed in either a remote-hosted or an on-premise hosted environment. Thereafter, the Behavioral Analytics offerings are provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period.

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

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End

The fiscal year-ends presented are fiscal years 2014, 2013, and 2012, respectively.

By unanimous written consent effective December 26, 2012, the Company’s Board of Directors determined to change the Company’s fiscal year end from the last Saturday in December to December 31, beginning with fiscal year 2012.

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

Discontinued Operations

The Company sold its Integrated Contact Solutions (“ICS”) Business Unit and “eLoyalty” registered trademark / trade name to Magellan Acquisition Sub, LLC, a Colorado limited liability company and wholly-owned subsidiary of TeleTech Holdings, Inc., a Delaware corporation, on May 28, 2011, and the Company changed its name from eLoyalty Corporation to Mattersight Corporation effective May 31, 2011. Therefore, the 2012 results of operations of the ICS Business Unit are reported as discontinued operations. Beginning June 1, 2012, Mattersight reports financial results on a single business segment, primarily focused on Behavioral Analytics.

Revenue Recognition

Behavioral Analytics Revenue

Behavioral Analytics revenue consists of Managed services revenue and Consulting services revenue derived from the performance of Behavioral Analytics.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development

Research and development expenses relate primarily to the development groups located in Austin, Texas and consist primarily of salaries, incentive compensation, employee benefits costs, and travel expenses for dedicated personnel net of any labor costs directly related to the generation of revenue, which are represented in Cost of services. Research and development expenses were approximately $5.0 million in fiscal year 2014, $4.4 million in fiscal year 2013, and $4.0 million in fiscal year 2012.

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

Loss Per Common Share

The per common share basic net loss available to holders of our Common Stock, par value $0.01 per share (“Common Stock”), has been computed by dividing the net loss available to holders of Common Stock for each period presented by the weighted average shares outstanding. The per common share diluted loss available to holders of Common Stock has been computed by dividing the net loss available to holders of Common Stock by the weighted average shares outstanding plus the dilutive effect of Common Stock equivalents, which is primarily related to our 7% Series B Convertible Preferred Stock (“Series B Stock”), using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of Common Stock equivalents is not included in the diluted loss per share calculation as it was antidilutive.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 31, 2014 and December 31, 2013. Fair value is an exit price and establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible into known amounts of cash (with original purchased maturities of three months or less) to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, which includes foreign bank accounts, restricted cash, and receivables. Cash and cash equivalents and restricted cash consist of money market funds and deposits with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2014, the Company had non-interest-bearing cash and interest-bearing money market balances in excess of federally insured limits by $13.7 million. The Company’s receivables are derived from billings to clients located primarily in the U.S. and are denominated in U.S. dollars. For fiscal year 2014, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc., Progressive Casualty Insurance Company, and Health Care Service Corporation, which accounted for 25%, 20%, and 11% of total revenue, respectively. For fiscal year 2013, there were four clients that accounted for 10% or more of total revenue: Vangent, Inc., Progressive Casualty Insurance Company, Allstate Insurance Company, and United HealthCare Services, Inc., which accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. For fiscal year 2012, there were three clients that accounted for 10% or more of total revenue: Vangent, Inc.; Allstate Insurance Company; and Progressive Casualty Insurance Company, which accounted for 19%, 16%, and 13% of total revenue, respectively. As of December 31, 2014, two clients, United HealthCare Services, Inc. and CVS Pharmacy, Inc. accounted for 41% and 19% of total gross accounts receivable, respectively. As of December 31, 2013, four clients, United HealthCare Services, Inc., CVS Pharmacy, Inc., Allstate Insurance Company, and The Financial Times Limited accounted for 36%, 19%, 12%, and 11% of total gross accounts receivable, respectively.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment and Leasehold Improvements

Computers, software, furniture, and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. The useful life for computers and software is three years. For enterprise software applications where a longer useful life is deemed appropriate, five years is used. For furniture and equipment, a useful life of five years is used. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is only reviewed if a triggering event occurs to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. There was a triggering event as of December 31, 2014 and December 31, 2013; however no impairment was required to be recognized.

The Company accounts for software developed for internal use in accordance with the guidance provided under ASC Topic 350, Intangibles – Goodwill and Other, which addresses accounting for the costs of computer software developed or obtained for internal use. As such, costs incurred that relate to the planning and post-implementation phases of development are expensed. Costs incurred during the application development stage are capitalized and amortized over the asset’s estimated useful life, which is generally three to five years.

The Company leases certain equipment using both capital leases and operating leases. Assets leased under capital leases are recorded at the present value of future lease payments and depreciated on a straight line basis. All capital leases are for terms of twenty-four, thirty, or thirty-six months.

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case, we perform a detailed quantitative assessment using a two-step test approach. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company currently operates in a single business segment or reporting unit.

In fiscal year 2014, after completing our annual qualitative review, we concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual reviews of goodwill as of December 31, 2014 and December 31, 2013. The carrying value of goodwill was $1.0 million as of December 31, 2014 and December 31, 2013.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships acquired in 2004, and the 2003 purchase of a license for certain intellectual property. Patent and trademark applications are amortized over 120 months. The other intangible assets are fully amortized. There was an impairment charge of less than $0.1 million for fiscal year 2014 and less than $0.1 million for fiscal year 2013.

	December 31, 2014	December 31, 2013
Gross intangible assets	$3.4	$3.2
Accumulated amortization of intangible assets	(2.8)	(2.8)

Total	$0.6	$0.4

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, which range from three months to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months.

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

Short-Term Debt

On June 27, 2014, the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers (the “Co-Borrowers”), entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amendment”). The Second Amendment amends our financial covenants under the Amended and Restated Loan Agreement entered into by the Company, together with the Co-Borrowers, and Silicon Valley Bank on May 20, 2013 (the “Credit Facility”) by: (i) reducing the tangible net worth requirement from $3.0 million to $1.25 million and (ii) adding a minimum revenue requirement.

As of December 31, 2014, the Company’s $10.0 million revolving line of credit under the Credit Facility was set to mature in May 2015. Through the maturity date, the Company was obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. The Company had a zero balance outstanding under the Credit Facility as of December 31, 2014. The Company was in compliance with all of its debt covenants under the Credit Facility as of December 31, 2014, except for the minimum revenue covenant for which the Company received a waiver from Silicon Valley Bank.

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended and Restated Credit Agreement”) with Silicon Valley Bank. The Second Amended and Restated Credit Agreement provides for, among other things, an increase of the maximum credit limit from $10 million to $15 million, an extension of the term from May 2015 to March 2017, and a change in interest rate from a variable interest grid to prime plus 1.25%. The Second Amended and Restated Credit Agreement additionally provides for an annual commitment fee of $56,250 and early termination fee of 1.0% in the first year, and 0.25% thereafter, prior to maturity.

For more information relating to the terms of the Credit Facility, see Note Ten “Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

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

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive loss. Income and expense items are translated at average exchange rates prevailing during the period. Foreign currency net gains were $7 thousand and $6 thousand for fiscal years 2014 and 2013, respectively, and for fiscal year 2012, a loss of $1 thousand. These foreign currency transactions from subsidiaries are included in interest and other income within the consolidated statements of operations.

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

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock as liabilities that do not meet the requirements for classification as equity. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. If these warrants subsequently meet the requirements of equity classification, the Company reclassifies the fair value to equity. Fair value of the warrants was measured using a Monte Carlo option pricing model and in applying this model certain assumptions were used. See Note Twenty-One, “Stock Warrants”.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (i) provide a definition of the term substantial doubt, (ii) require an evaluation every reporting period, including interim periods, (iii) provide principles for considering the mitigating effect of management’s plans, (iv) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) require an express statement and other disclosures when substantial doubt is not alleviated, and (vi) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements.

Note Three — Discontinued Operations

The following table summarizes the components included within income from discontinued operations, net of tax within the Company’s Consolidated Statements of Operations for the periods indicated.

	For the Fiscal Years Ended
	2014	2013	2012
Total expenses	$—	$—	$(0.1)
Benefit for income taxes	—	—	0.3
Income from discontinued operations	—	—	0.2

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. For the fiscal years ended December 31, 2014 and December 31, 2013, the intraperiod allocation was not applicable because we no longer have any discontinued operations activity. Since continuing operations and discontinued operations both reported a pre-tax loss for the year ended December 31, 2012, an intraperiod tax allocation was not required for the year. Included in continuing operations income tax provision is tax expense of $38 thousand for the year ended December 31, 2012. Included in discontinued operations income tax provision is a tax benefit of $0.3 million due to a favorable ruling from the Internal Revenue Service for the year ended December 31, 2012. Depending upon the level of the Company’s future earnings and losses and their impact on income from discontinued operations, it is possible that these tax adjustments may change or even reverse in future periods.

Note Four — Severance and Related Costs

Severance costs are comprised primarily of contractual salary and related fringe benefits over the severance payment period. Facility costs include losses on contractual lease commitments, net of estimated sublease recoveries, and impairment of leasehold improvements and certain office assets.

For fiscal year 2014, the Company did not have any expense related to severance and related costs. For fiscal year 2013, the Company recorded $0.2 million of expense related to severance and related costs for the elimination of one position. For fiscal year 2012, the Company recorded $0.7 million of expense related to severance and related costs for the elimination of one position.

For fiscal years 2013 and 2012, the Company made cash payments of $0.2 million and $0.7 million related to severance and related costs

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The severance and related costs and their utilization for the fiscal years ended 2012, 2013, and 2014 are as follows:

	Employee Severance	Facilities	Total
Balance, December 31, 2011	$—	$—	$—

Charges	0.7	—	0.7
Adjustments	—	—	—

Charged to severance and related costs	0.7	—	0.7
Payments	(0.7)	—	(0.7)
Other	—	—	—

Balance, December 31, 2012	$—	$—	$—

Charges	0.2	—	0.2
Adjustments	—	—	—

Charged to severance and related costs	0.2	—	0.2
Payments	(0.2)	—	(0.2)
Other	—	—	—

Balance, December 31, 2013	$—	$—	$—

Charges	—	—	—
Adjustments	—	—	—

Charged to severance and related costs	—	—	—
Payments	—	—	—
Other	—	—	—

Balance, December 31, 2014	$—	$—	$—

As of December 31, 2014, all severance and related costs have been paid.

Note Five — Receivables, Net

Receivables consist of the following:

	As of
	December 31, 2014	December 31, 2013
Amounts billed to clients	$3.3	$2.3
Unbilled revenue	0.2	0.1

	3.5	2.4
Allowances for doubtful accounts*	—	—

Receivables, net	$3.5	$2.4

*	Less than $0.1 million.

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials, and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 31, 2014 and December 31, 2013 consists of amounts due from clients and is anticipated to be collected within normal terms. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Note Six — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts, generally three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of the Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current prepaid expenses consisted of the following:

	As of
	December 31, 2014	December 31, 2013
Deferred costs	$1.4	$1.1
Prepaid commissions	1.5	1.2
Other	1.6	1.3

Total	$4.5	$3.6

Note Seven — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 31, 2014	December 31, 2013
Computers and software	$15.8	$18.7
Furniture and equipment	0.5	0.5
Leasehold improvements	1.0	1.0

Equipment and leasehold improvements, gross	17.3	20.2
Accumulated depreciation and amortization	(12.6)	(15.0)

Equipment and leasehold improvements, net	$4.7	$5.2

Depreciation and amortization expense was $3.0 million, $3.4 million, and $3.4 million, for fiscal years 2014, 2013, and 2012, respectively. Assets acquired under capital leases were $1.7 million, $3.0 million, and $1.8 million, in fiscal years 2014, 2013, and 2012, respectively. Depreciation and amortization expense on capital lease assets was $1.7 million, $2.2 million, and $2.2 million, in fiscal years 2014, 2013, and 2012, respectively.

Note Eight — Income Taxes

Loss before income taxes consisted of the following:

	For the Fiscal Years Ended
	2014	2013	2012
United States	$(14.2)	$(11.3)	$(15.0)
Foreign	—	(0.1)	(0.4)

Total	$(14.2)	$(11.4)	$(15.4)

The income tax benefit consists of the following:

	For the Fiscal Years Ended
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	0.2	—
Foreign	—	—	—

Total current	—	0.2	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Income tax benefit	$—	$0.2	$—

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2012 earnings and gain from discontinued operations included $0.3 million of tax benefit due to a favorable ruling from the Internal Revenue Service.

Total income tax benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended
	2014	2013	2012
Federal tax benefit, at statutory rate	$5.0	$4.0	$5.4
State tax benefit, net of federal benefit	0.4	0.3	0.4
Nondeductible expenses	(0.2)	(0.1)	0.3
Other	(0.3)	(0.1)	0.3
Valuation allowance	(4.9)	(3.9)	(6.4)

Income tax benefit	$—	$0.2	$—

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

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

	For the Fiscal Years Ended
	2014	2013	2012
Balance at beginning of year	$12.6	$12.9	$12.9
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.1	—	—
Reductions for tax positions of prior years	—	(0.3)	—
Reductions for tax positions as a result of lapse of statute	—	—	—
Settlements	—	—	—

Balance at end of year	$12.7	$12.6	$12.9

Due to the Company’s worldwide net operating loss carryforward position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s worldwide net operating loss carryforward position, accrued interest and penalties associated with uncertain tax positions as of December 31, 2014 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities comprised the following:

	As of
	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$66.2	$64.0
Other accruals	4.8	4.7
Depreciation and amortization, including goodwill	0.3	0.6
Tax credit carryforward	0.5	0.5
Valuation allowance	(71.0)	(67.6)

Total deferred tax assets	0.8	2.2

Deferred tax liabilities:
Prepaid expenses	(0.9)	(2.3)

Total deferred tax liabilities	(0.9)	(2.3)

Net deferred tax liability	$(0.1)	$(0.1)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregated to an immaterial amount at each of December 31, 2014 and December 31, 2013.

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

During fiscal year 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This was in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 31, 2014, net deferred tax assets of $71.0 million were fully offset by a valuation allowance. The Company’s U.S. Federal net operating losses (“NOLs”) of $215.4 million and U.S. State NOLs of $131.3 million will expire beginning in 2022 and 2015, respectively. The Company’s non-U.S. NOLs of $1.0 million are subject to various expiration dates beginning in 2015. The Company also carries $0.5 million in Research and Development credit carryforwards that will expire beginning in 2020.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	December 31, 2014	December 31, 2013
Deferred costs	$1.3	$1.8
Prepaid commissions	1.7	1.8
Noncurrent deferred tax asset	0.1	0.1
Other	0.4	0.7

Total	$3.5	$4.4

Note Ten — Short-Term Debt

During fiscal year 2014, the Company provided written notice of termination, effective as of August 14, 2014, of the Loan and Security Agreement entered into by the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers (the “Co-Borrowers”), and Partners for Growth IV, L.P. (“PfG”) on August 19, 2013 (the “PfG Credit Facility”). The Company voluntarily terminated the Credit Facility. At the time of termination, there were no amounts outstanding under the PfG Credit Facility and no penalties were incurred or paid by the Company in connection with the termination.

In connection with the execution of the PfG Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank, warrants (collectively, the “PfG Warrants”) to purchase shares of Common Stock. See Note Twenty-One — Stock Warrants for additional information.

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

As of December 31, 2014, the Company’s $10.0 million revolving line of credit under the Credit Facility was set to mature in May 2015. Through the maturity date, the Company was obligated to pay a fee equal to one-eighth of one percent (0.125%) per annum of the average unused portion of the Credit Facility, payable quarterly in arrears. There was less than $0.2 million of interest expense for the year ended December 31, 2014. There was $0.1 million of interest expense for the year ended December 31, 2013. The interest rate for the year ended December 31, 2014 was 4%. The Company was in compliance with all of its debt covenants under the Credit Facility as of December 31, 2014, except for the minimum revenue covenant for which the Company received a waiver from Silicon Valley Bank. The Company has not drawn on the Credit Facility and there are no amounts outstanding as of December 31, 2014.

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended and Restated Credit Agreement”) with Silicon Valley Bank. The Second Amended and Restated Credit Agreement provides for, among other things, an increase of the maximum credit limit from $10 million to $15 million, an extension of the term from May 2015 to March 2017, and a change in interest rate from a variable interest grid to prime plus 1.25%. The Second Amended and Restated Credit Agreement additionally provides for an annual commitment fee of $56,250 and early termination fee of 1.0% in the first year, and 0.25% thereafter, prior to maturity.

Note Eleven — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Mattersight Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 30% of their eligible compensation and up to 100% of their bonus compensation, subject to IRS statutory limits. For fiscal years 2014 and 2013, Mattersight suspended the employer matching contributions for both U.S. and non-U.S. plans. For fiscal year 2012, the employer match contribution was $0.2 million. The Company funded non-U.S. contributory plans as required by statutory regulations. For fiscal year 2012, amounts funded by the Company were immaterial for non-U.S. plans. Effective January 1, 2015, Mattersight reinstated the 401(k) match for all eligible employees.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twelve — Capital Stock and Series B Stock

Under the terms of its Certificate of Incorporation, as amended, the Company’s authorized capital stock consists of (i) 50,000,000 shares of Common Stock, and (ii) 40,000,000 shares of preferred stock (“Preferred Stock”). Under the terms of the Certificate of Designations of 7% Series B Convertible Preferred Stock, the Company designated 5,000,000 shares of the 40,000,000 shares of Preferred Stock as its Series B Stock. 1,648,185 and 1,649,122 shares of Series B Stock were issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.

On July 23, 2014, the Company entered into a Common Stock Purchase Agreement (the “2014 Purchase Agreement”) with certain accredited investors party thereto (the “2014 Purchasers”). Under the terms of the 2014 Purchase Agreement, the Company sold, and the 2014 Purchasers purchased from the Company, 2,891,566 shares of Common Stock (the “2014 Shares”), at a price of $4.15 per share, to certain institutional investors. The 2014 Shares represented 15% of the issued and outstanding shares of Common Stock immediately prior to the execution of the 2014 Purchase Agreement. The offering closed on July 29, 2014. The aggregate gross proceeds, net of fees, that the Company received from the offering were approximately $11.1 million. Proceeds from the private placement are being used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission equal to 7% of the aggregate purchase price (excluding certain accounts), for an aggregate commission of $0.8 million, and was reimbursed for its out-of-pocket expenses.

On November 26, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”), with certain accredited investors party thereto (collectively, the “2013 Purchasers”). Under the terms of the 2013 Purchase Agreement, the Company sold, and the 2013 Purchasers purchased from the Company, 1,538,462 shares of Common Stock (the “2013 Shares”), at a price of $3.90 per share. The aggregate gross proceeds, net of fees, the Company received from the offering, net of fees, were approximately $5.6 million. Approximately 39.9% of the 2013 Shares were purchased by directors of the Company, or by their affiliates. Commissions of $0.3 million were paid in connection with the sale of the 2013 Shares. The 2013 Shares were sold without registration under the Securities Act or state securities laws, in reliance on Rule 506 of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the purchasers is an accredited investor within the meaning of Rule 501(a) of Regulation D and the 2013 Shares were sold without any general solicitation by the Company or its representatives.

During fiscal year 2012, the Company announced its intention to commence a tender offer to purchase up to 111,605 shares of Series B Stock at a cash purchase price of $8.60 per share, plus accrued and unpaid dividends.

In accordance with the terms and conditions of the tender offer, Mattersight purchased 19,758 shares of its Series B Stock, at a price of $8.71 per share (representing $8.60 per share plus accrued and unpaid dividends), for an aggregate cost of approximately $0.2 million, excluding fees and expenses related to the tender offer. These shares represented approximately 1.2% of the Series B Stock outstanding as of April 13, 2012.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense was $4.2 million, $5.6 million, and $3.7 million, for the fiscal years ended 2014, 2013, and 2012, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience. The Company does not recognize the windfall tax benefit related to the excess tax deduction because the Company currently does not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0 for each of fiscal years ended December 31, 2014 and December 31, 2013.

As of December 31, 2014, there were a total of 1,399,683 shares of Common Stock available for future grants under the 1999 Plan and from treasury stock. The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock awards are shares of Common Stock granted to an individual that do not immediately vest but rather, vest over a period of time. During the vesting period, the holder of granted restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Installment stock awards are grants to an individual of a contractual right to receive future shares of Common Stock in specified amounts on specified vesting dates, subject to the individual remaining a Mattersight employee on the specified vesting dates. The holder has no benefits of ownership in installment stock until such time as the installment stock actually vests. On September 11, 2014, each member of the Company’s Board of Directors received 10,000 shares of restricted stock, of which 25% vested on November 30, 2014 and the remaining balance will vest over the following three quarters. Commencing in 2015, in addition to the Annual Grant (as defined under the section titled “Stock Options” below), each non-employee director will receive 10,000 shares of restricted stock annually, the day after the Company’s annual stockholders’ meeting, which will vest in equal quarterly increments over four quarters.

Restricted and installment stock award activity was as follows for the fiscal years ended December 31, 2012, December 31, 2013, and December 31, 2014:

	Shares	Weighted Average Price
Nonvested balance at December 31, 2011	1,286,113	$6.33

Granted	445,496	$7.54
Vested	(601,298)	$6.54
Forfeited	(308,948)	$6.37

Nonvested balance at December 31, 2012	821,363	$6.81

Granted	193,661	$4.52
Vested	(351,137)	$6.39
Forfeited	(213,664)	$6.62

Nonvested balance at December 31, 2013	450,223	$6.25

Granted	609,355	$5.70
Vested	(458,888)	$6.12
Forfeited	(44,496)	$6.13

Nonvested balance at December 31, 2014	556,194	$5.76

	For the Fiscal Years Ended
	2014	2013	2012
Total fair value of restricted and installment stock awards vested	$2.6	$1.4	$3.6
Compensation expense related to restricted stock awards	$1.7	$2.1	$2.5

As of December 31, 2014, there remains $2.3 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years. The Company estimated the forfeiture rate at 3% for fiscal years 2014, 2013, and 2012.

MATTERSIGHT CORPORATION

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

During the fiscal year 2014, the Company granted options to purchase a total of 654,000 shares of Common Stock to certain employees. On February 12, 2014, one employee received options to purchase a total of 70,000 shares of Common Stock. The exercise price per share was $5.81, the closing price for shares of Common Stock on February 12, 2014, the grant date. The options will vest 25% on February 28, 2015, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On April 21, 2014, the Company’s executive officers received options to purchase a total of 225,000 shares of Common Stock. The exercise price per share was $6.38, the closing price for shares of Common Stock on April 21, 2014, the grant date. The options vested 6.25% on May 31, 2014, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On May 9, 2014, certain Company employees received options to purchase a total of 169,500 shares of Common Stock. The exercise price per share was $4.95, the closing price for shares of Common Stock on May 9, 2014, the grant date. Certain of the options will vest 6.25% on August 31, 2014, with the balance vesting ratably over the following 15 quarters, whereas others will vest 25% on May 31, 2015, with the balance vesting ratably over the following 12 quarters; all such options have a maximum exercise term of 10 years. On May 16, 2014, the Company’s Board of Directors received options to purchase a total of 70,000 shares of Common Stock. The exercise price per share was $4.99, the closing price for shares of Common Stock on May 16, 2014, the grant date. The options will vest 25% on May 31, 2015, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On August 14, 2014, certain Company employees received options to purchase a total of 19,500 shares of Common Stock. The exercise price per share was $4.88, the closing price for shares of Common Stock on August 14, 2014, the grant date. The options vested 6.25% on November 30, 2014, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On November 5, 2014, one employee received options to purchase a total of 10,000 shares of Common Stock. The exercise price per share was $5.45, the closing price for shares of Common Stock on November 5, 2014, the grant date. The options vested 6.25% on November 30, 2014, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On November 10, 2014, one employee received options to purchase a total of 90,000 shares of Common Stock. The exercise price per share was $5.58, the closing price for shares of Common Stock on November 10, 2014, the grant date. The options will vest 25% on November 30, 2015, with the balance vesting ratably over the following 12 quarters, with a maximum exercise term of 10 years.

During fiscal year 2013, options to purchase a total of 467,500 shares of Common Stock were granted. On February 13, 2013, one employee received options to purchase a total of 5,000 shares of Common Stock. The exercise price per share was $4.48, the closing price for shares of Common Stock on the grant date. The options vested 25% on February 28, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On March 15, 2013, the Company’s executive officers and other employees received options to purchase a total of 342,500 shares of Common Stock. The exercise price per share was $4.69, the closing price for shares of Common Stock on the grant date. The options vested 6.25% on May 31, 2013, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On May 17, 2013, options to purchase a total of 70,000 shares of Common Stock were granted to the Company’s Board of Directors. The exercise price per share was $3.80, the closing price for shares of Common Stock on the grant date. The options vested 25% on May 31, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On November 6, 2013, options to purchase a total of 50,000 shares of Common Stock were granted to two employees. The exercise price per share was $4.10, the closing price for shares of Common Stock on the grant date. The options vested 6.25% on November 30, 2013, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years.

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

Option activity was as follows for the fiscal years ended December 31, 2012, December 31, 2013, and December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 31, 2011	1,227,935	$10.95	5.4

Exercisable as of December 31, 2011	986,626	$12.30

Granted	818,543	$6.33		$3.77
Exercised	(173,600)	$3.84
Forfeited	(106,642)	$18.78

Outstanding as of December 31, 2012	1,766,236	$9.03	7.4

Exercisable as of December 31, 2012	1,004,232	$11.09

Outstanding intrinsic value at December 31, 2012	$0.2

Exercisable intrinsic value at December 31, 2012	$0.2

Granted	467,500	$4.49		$2.68
Exercised	(4,498)	$3.47
Forfeited	(215,000)	$9.15

Outstanding as of December 31, 2013	2,014,238	$7.98	7.0

Exercisable as of December 31, 2013	1,204,786	$9.66

Outstanding intrinsic value at December 31, 2013	$0.3

Exercisable intrinsic value at December 31, 2013	$0.1

Granted	654,000	$5.63		$3.33
Exercised	(2,914)	$5.15
Forfeited	(28,728)	$5.85

Outstanding as of December 31, 2014	2,636,596	$7.42	6.8

Exercisable as of December 31, 2014	1,582,165	$8.70

Outstanding intrinsic value at December 31, 2014	$2.1

Exercisable intrinsic value at December 31, 2014	$1.1

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Years Ended
	2014	2013	2012
Compensation expense related to option awards	$1.4	$1.1	$0.5

	For the Fiscal Years Ended
	2014	2013	2012
Total fair value of stock options vested	$1.3	$1.1	$1.0
Intrinsic value of stock options exercised	—	—	0.4
Proceeds received from option exercises	—	—	0.7

As of December 31, 2014, there remained $3.2 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

The fair value for options granted during fiscal years 2014, 2013, and 2012 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2014	2013	2012
Risk-free interest rates	1.4%	0.7%	0.6%
Expected dividend yield	—	—	—
Expected volatility	65%	67%	67%
Expected lives	6.0 years	6.0 years	6.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

The ESPP is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. The shares of Common Stock issued in respect of employee purchases under the ESPP during the fiscal years ended 2014, 2013, and 2012 were as follows:

	For the Fiscal Years Ended
	2014	2013	2012
Shares of Common Stock issued	34,351	40,959	27,939

Expense related to ESPP (in thousands)	$44	$39	$46

The fair value for ESPP purchases during fiscal years 2014, 2013, and 2012 was estimated using a Black Scholes model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2014	2013	2012
Risk-free interest rates	0.04%	0.05%	0.06%
Expected dividend yield	—	—	—
Expected volatility	42%	46%	49%
Expected lives	0.25 years	0.25 years	0.24 years

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Compensation Committee suspended the Program effective October 1, 2013, after which date the Company ceased reducing the cash salaries of Participants for periodic grants of unrestricted Common Stock. A total of 146,267 shares of Common Stock were granted to Participants during fiscal year 2013. The Company recorded $0.6 million of expense for the Program during fiscal year 2013.

Commissions

The Company paid commissions with shares of unrestricted Common Stock from May 2013 to July 2013. A total of 345,324 shares of unrestricted Common Stock were granted to employees in payment of earned commissions during fiscal year 2013. In connection therewith, the Company recorded $0.5 million of expense during fiscal year 2013.

Note Fourteen — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Fiscal Years Ended
	2014	2013	2012
Loss from continuing operations	$(14.2)	$(11.2)	$(15.5)
Series B Stock fair value over stated value	—	—	—
Dividends related to Series B Stock (1)	(0.6)	(0.6)	(0.6)

Loss from continuing operations available to Common Stock holders	(14.8)	(11.8)	(16.1)
Income from discontinued operations	—	—	0.2

Net loss available to Common Stock holders	$(14.8)	$(11.8)	$(15.9)

Per share of Common Stock
Basic/diluted loss from continuing operations	$(0.74)	$(0.70)	$(1.01)

Basic/diluted income from discontinued operations	$—	$—	$0.02

Basic/diluted net loss available to Common Stock holders	$(0.74)	$(0.70)	$(0.99)

Weighted average shares outstanding (basic and diluted) (in millions)	19.92	16.72	16.00

Currently anti-dilutive common stock equivalents(2) (in millions)	2.02	1.70	1.97

(1)

The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2014 (the aggregate amount of these dividends was approximately $1.5 million). The Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. The dividend payment of $0.3 million for the dividend period July 1, 2011 through December 31, 2011 was paid on January 3, 2012.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and December 31, 2013:

	Fair Value Measurements at December 31, 2014 Using
	Total carrying value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.7	$13.7	$—	$—
Warrant liability	$0.4	$—	$—	$0.4

	Fair Value Measurements at December 31, 2013 Using
	Total carrying value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$12.7	$12.7	$—	$—
Warrant liability	$0.8	$—	$—	$0.8

For more information relating to warrant inputs for level 3 liability, see Note Twenty-One “Stock Warrants” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

The following table represents the activity in the Company’s Level 3 warrants during the fiscal year ended 2014:

(In millions)	December 31, 2014
Level 3 warrants, beginning of period	$—
Addition — PfG Warrants, initial fair value	0.6
Change in fair value of warrant liability	0.2

Level 3 warrants, ending balance at December 31, 2013	$0.8
Change in fair value of warrant liability	0.1
Warrant exercise	(0.5)

Level 3 warrants, ending balance at December 31, 2014	$0.4

Note Seventeen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values as of December 31, 2014 and December 31, 2013 due to the short-term nature of these instruments.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eighteen — Leases

Capital Leases

The Company acquired $1.7 million and $3.0 million of computer equipment and leasehold improvements using capital leases during fiscal years 2014 and 2013, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $1.7 million, $2.2 million, and $2.2 million, of depreciation on capital leases during fiscal years 2014, 2013, and 2012, respectively. All capital leases are for terms of twenty-four, thirty, or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2014:

(In millions)
Year	Amount
2015	$1.9
2016	1.0
2017	0.3
2018	—

Total minimum lease payments	$3.2
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.0
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.8

Capital leases included in equipment and leasehold improvements (see Note Seven):

	As of
	December 31, 2014	December 31, 2013
Computers and software	$5.7	$5.6
Accumulated depreciation and amortization	(2.9)	(2.8)

Computers and software, net	$2.8	$2.8

Capital leases consisted of the following:

	As of
	December 31, 2014	December 31, 2013
Other current liabilities	$1.6	$1.6
Other long-term liabilities	1.2	1.2

Total	$2.8	$2.8

Operating Leases

The Company leases various office facilities under leases expiring at various dates through February 28, 2015. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Certain lease agreements contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain leasehold improvement incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Net deferred rent on the consolidated balance sheet as of December 31, 2014, 2013, and 2012 was $0.1 million, $0.3 million, and $0.4 million, respectively. Rental expense for all operating leases approximated $2.0 million, $1.4 million, and $1.1 million, for fiscal years ended 2014, 2013, and 2012, respectively.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount
2015	$1.1
2016	0.7
2017	0.2
2018	—
2019	—
Thereafter	—

Total minimum payments required	$2.0

Note Nineteen — Other Current Liabilities Including Capital Leases

	As of
	December 31, 2014	December 31, 2013
Capital leases	$1.6	$1.6
Warrant liability	0.4	0.8
Series B Stock dividend payable	1.5	0.9
Other	0.7	0.8

Total	$4.2	$4.1

Note Twenty — Other Long-Term Liabilities Including Capital Leases

	As of
	December 31, 2014	December 31, 2013
Capital leases	$1.2	$1.2
Noncurrent deferred tax liability	0.3	0.2
Other	—	0.2

Total	$1.5	$1.6

Note Twenty-One — Stock Warrants

During the second half of fiscal year 2013, the Company granted the following warrants: (i) to PfG, a warrant to purchase up to a value of $360,000 or 129,032 shares of Common Stock, (ii) to PfG Equity Investors, LLC, a warrant to purchase up to a value of $28,800 or 10,322 shares of Common Stock, and (iii) to Silicon Valley Bank, a warrant to purchase up to a value of $211,200 or 75,698 shares of Common Stock (collectively, the “PfG Warrants”). The Company received approximately $4 thousand in connection with the issuance of the PfG Warrants, which the parties agreed was fair consideration.

The PfG Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants nor the shares of Common Stock issuable upon exercise of the PfG Warrants, may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of December 31, 2014 and December 31, 2013 was $0.4 million and $0.8 million, respectively.

On June 4, 2014, PfG elected to partially exercise its warrant by exchanging 57,196 of the 129,032 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014, and 71,836 warrant shares remain exercisable as of December 31, 2014.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise its warrant by exchanging 4,945 of the 10,322 warrant shares through a cashless exercise on the terms provided the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014, and 5,377 warrant shares remain exercisable as of December 31, 2014.

On May 20, 2014, Silicon Valley Bank elected to fully exercise its warrant by exchanging 75,698 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant.

A summary of the status of the PfG Warrants at December 31, 2014, and the changes during fiscal year 2014, are presented in the following table:

	Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Granted	August 19, 2013	215,064	$2.79, subject to adjustment	August 19, 2018
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2013	—	215,064	$2.79, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	May 20, 2014	75,698	$2.79
Exercised	June 4, 2014	62,153	$2.79
Expired	—	—

Outstanding as of December 31, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018

Exercisable as of December 31, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	December 31, 2014	December 31, 2013
Risk-free interest rates	1.45%	1.57%
Expected dividend yield	—	—
Expected volatility	55%	58%
Expected lives	3.6 years	5.0 years
Weighted average grant date fair value	$4.93	$3.65

Note Twenty-Two — Litigation and Other Contingencies

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of December 31, 2014.

Note Twenty-Three — Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2014
	1st	2nd	3rd	4th	Year
Total revenue	$7.0	$7.3	$7.7	$8.3	$30.3
Gross margin	$4.8	$5.0	$5.3	$5.8	$20.9
Operating loss	$(3.4)	$(3.4)	$(3.4)	$(2.8)	$(13.0)
Net loss	$(4.0)	$(3.3)	$(4.1)	$(2.8)	$(14.2)
Net loss available to Common Stock holders	$(4.1)	$(3.4)	$(4.3)	$(3.0)	$(14.8)
Basic net loss per share available to Common Stock holders	$(0.22)	$(0.18)	$(0.21)	$(0.14)	$(0.74)
Diluted net loss per share available to Common Stock holders	$(0.22)	$(0.18)	$(0.21)	$(0.14)	$(0.74)
Shares used to calculate basic and diluted net loss per share (in millions)	18.50	18.68	20.79	21.72	19.92

	For the Fiscal Year Ended 2013
	1st	2nd	3rd		4th	Year
Total revenue	$8.6	$7.9	$8.7		$9.3	$34.5
Gross margin	$5.6	$5.2	$5.7		$6.9	$23.4
Operating loss	$(3.8)	$(3.2)	$(2.5	)(1)	$(1.3)	$(10.8	)(1)
Net loss	$(3.7)	$(3.3)	$(2.6	)(1)	$(1.6)	$(11.2	)(1)
Net loss available to Common Stock holders	$(3.8)	$(3.5)	$(2.8	)(1)	$(1.7)	$(11.8	)(1)
Basic net loss per share available to Common Stock holders	$(0.23)	$(0.21)	$(0.17)		$(0.10)	$(0.70)
Diluted net loss per share available to Common Stock holders	$(0.23)	$(0.21)	$(0.17)		$(0.10)	$(0.70)
Shares used to calculate basic and diluted net loss per share (in millions)	16.32	16.47	16.76		17.34	16.72

(1)

Includes $0.2 million of expense for the third quarter of fiscal year 2013 primarily related to severance and related costs associated with cost reduction plans. For fiscal year 2013, severance and related costs associated with cost reduction plans was $0.2 million.

Note Twenty-Four — Subsequent Events

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended and Restated Credit Agreement”) with Silicon Valley Bank. The Second Amended and Restated Credit Agreement provides for, among other things, an increase of the maximum credit limit from $10 million to $15 million, an extension of the term from May 2015 to March 2017, and a change in interest rate from a variable interest grid to prime plus 1.25%. The Second Amended and Restated Credit Agreement additionally provides for an annual commitment fee of $56,250 and early termination fee of 1.0% in the first year, and 0.25% thereafter, prior to maturity.

MATTERSIGHT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for doubtful accounts*:
Fiscal year ended December 31, 2014	$—	—	—	—	$—
Fiscal year ended December 31, 2013	$—	—	—	—	$—
Fiscal year ended December 31, 2012	$—	—	—	—	$—
Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2014	$67.6	3.4	—	—	$71.0
Fiscal year ended December 31, 2013	$63.8	3.8	—	—	$67.6
Fiscal year ended December 31, 2012	$55.8	8.0	—	—	$63.8

*	Less than $0.1 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Annual Report on Form 10-K, Mattersight’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective. Management identified a material weakness in our internal control over financial reporting related to non-routine transactions and the process and procedures used in applying appropriate accounting to the termination of a line-of-credit arrangement during the third quarter of 2014. Specifically, the Company did not write off the remaining deferred financing fees when the line-of-credit was terminated in accordance with ASC 470, “Debt.” This adjustment was recorded in the third quarter of 2014.

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

Based on that evaluation, management identified a material weakness in our internal control over financial reporting related to non-routine transactions and the process and procedures used in applying appropriate accounting to the termination of a line-of-credit arrangement during the third quarter of 2014. Specifically, the Company did not write-off the remaining deferred financing fees when the line-of-credit was terminated in accordance with ASC 470, “Debt,” This adjustment was recorded in the third quarter. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

The Company conducted its evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm

Not applicable.

(d) Changes in Internal Control over Financial Reporting

Other than the actions and implementation measures described above, there has been no change in Mattersight’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

Item 9B.	Other Information.

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The Second Amended and Restated Credit Agreement provides for, among other things, an increase of the maximum credit limit from $10 million to $15 million, an extension of the term from May 2015 to March 2017, and a change in interest rate from a variable interest grid to prime plus 1.25%. The Second Amended and Restated Credit Agreement additionally provides for an annual commitment fee of $56,250 and early termination fee of 1.0% in the first year, and 0.25% thereafter, prior to maturity.

The description above is a summary only and is qualified in its entirety by reference to Second Amended and Restated Loan and Security Agreement, filed as Exhibit 10.23 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information about our corporate Directors and the committees of our Board of Directors, see the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed by Mattersight for its 2015 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 12, 2015), and current position of each of our executive officers.

Name	Age	Current Position
Kelly D. Conway*	58	President and Chief Executive Officer
Christopher J. Danson	47	Executive Vice President of Delivery
Richard M. Dresden	46	Executive Vice President of Sales
David R. Gustafson	37	Executive Vice President of Product and Customer Operations
Mark Iserloth	51	Vice President and Chief Financial Officer

*	Member of the Board of Directors

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

Christopher J. Danson has been Executive Vice President of Delivery since February 2012, prior to which he served as Vice President of Delivery since June 2011. Prior to that role, Mr. Danson served as Vice President of ICS and CRM Delivery since January 2005. His responsibilities over at least the past five years have included executive leadership of the business and technical delivery functions, which encompasses product development, rules and analytics development/tuning, data centers, security, training and adoption, service delivery management, support operations and business intelligence. In total, Mr. Danson has spent more than 22 years with the Company, having spent the first seven years of his tenure with TSC.

Richard M. Dresden joined the Company as its Executive Vice President of Sales in February 2014. In this role, Mr. Dresden has responsibility for developing the Company’s sales strategy, go-to-market initiatives, and revenue growth, and expanding the Company’s customer base. From June 2009 until joining Mattersight, Mr. Dresden was a Vice President at Savvis (which was acquired by Centurylink, Inc.) and the Head of Sales for the Financial Services vertical where he managed a sales team of over 50 people and drove significant revenue and bookings growth. Mr. Dresden was the founding executive for Savvis’ ITO (IT outsourcing) division where he recruited and managed the cross-functional team to launch the business unit.

David R. Gustafson is currently the Company’s Executive Vice President of Product and Customer Operations, and will serve as its interim Chief Financial Officer commencing March 13, 2015 until such time as a permanent replacement for Mr. Iserloth, the Company’s Vice President and Chief Financial Officer through March 12, 2015, is hired. Previously, Mr. Gustafson was Executive Vice President of Products and Marketing during the period from July 2013 through July 2014, and he served as Vice President of Marketing and Product Management during the period from February 2012 through June 2013. Prior to that role, Mr. Gustafson served as Vice President of BA Business Delivery since September 2008. Mr. Gustafson has responsibility for product management, product delivery, implementation services, service delivery, customer success, and the Company’s behavioral and data science teams. In total, Mr. Gustafson has spent more than fourteen years at Mattersight.

Mark Iserloth has been Vice President and Chief Financial Officer of the Company since July 2012. Mr. Iserloth has responsibility for the Company’s Finance, Accounting, Human Resources, and other administrative functions. Prior to joining Mattersight, Mr. Iserloth was Chief Financial Officer of Trustwave Holdings, Inc. for four years. Prior to joining Trustwave, Mr. Iserloth was Chief Financial Officer of Initiate Systems, Inc. for eight years. We recently announced that our Vice President and Chief Financial Officer, Mark Iserloth, is resigning effective March 13, 2015.

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

The information under “Executive Compensation,” and “Director Compensation” in the Proxy Statement to be filed by the Company for its 2015 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management — Beneficial Ownership Information” in the Proxy Statement to be filed by the Company for its 2015 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 31, 2014, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (excluding securities reflected in column (1) (2)
Equity compensation plans approved by security holders	2,636,596	$7.42	1,399,683	(3)
Equity compensation plans not approved by security holders(4)	—	$—	—

Total	2,636,596	$7.42	1,399,683	(5)

(1)	Reflects number of shares of Common Stock and stock warrants.
(2)

All of the securities available for future issuance listed herein may be issued other than upon the exercise of outstanding options, warrants, or similar rights. All of these shares are available for an award in the form of restricted stock, bonus stock, or similar awards under the Company’s applicable equity compensation plans.

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
(5)

Does not include (i) shares of restricted Common Stock held by employees, of which 556,194 shares were issued and outstanding as of December 31, 2014, which are included in the amount of issued and outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the heading “Transactions with Related Persons” in the Proxy Statement to be filed by Mattersight for its 2015 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Ratification of Selection of Independent Public Accountants—Principal Accounting Fees and Services” in the Proxy Statement to be filed by the Company for its 2015 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Financial Statements.

The consolidated financial statements filed as part of this report are listed and indexed under Item 8 of this Annual Report on Form 10-K and such list is incorporated herein by reference.

(2)	Financial Statement Schedule.

The financial statement schedule filed as part of this report is listed and indexed under Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. We have omitted financial statement schedules other than that listed under Item 8 because such schedules are not required or applicable.

(3)	Exhibits.

The list of exhibits filed with or incorporated by reference into this report is contained in the Exhibit Index to this report on Page I-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2015.

MATTERSIGHT CORPORATION

By	/S/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 12, 2015.

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

Exhibit No.	Description of Exhibit

3(i).1	Certificate of Incorporation of Mattersight Corporation, as amended (filed as Exhibit 3.1 to Mattersight’s Registration Statement on Form S-1 (Registration No. 333-94293) (the “S-1”)).

3(i).2	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (filed as Exhibit 3.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

3(i).3	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (filed as Exhibit 3.4 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

3(i).4	Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective May 31, 2011 (filed on May 31, 2011 as Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K).

3(ii).1	By-Laws of Mattersight Corporation (filed as Exhibit 3.2 to the S-1).

3(ii).2	Amendment to By-Laws of Mattersight Corporation (filed on November 16, 2007 as Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Mattersight Corporation (included as Exhibit 4.2 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form 8-A (File No. 0-27975) filed with the SEC on March 24, 2000).

4.2	Certificate of Increase of Series A Junior Participating Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.5 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.3	Certificate of Designation of 7% Series B Convertible Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.6 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.4	Certificate of Adjustment dated January 10, 2002 (filed as Exhibit 4.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.5	Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to Mattersight Corporation’s Registration Statement on Form S-1/A filed on August 8, 2006).

4.6	Current Form of Common Stock Certificate (adopted as of December 3, 2013) (filed as Exhibit 4.6 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2013).

4.7	Registration Rights Agreement dated December 19, 2011 by and between Mattersight Corporation and IGC Fund VI, L.P. (filed on December 22, 2011 as Exhibit 10.5 to Mattersight Corporation’s Current Report on Form 8-K).

4.8	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to PFG Equity Investors, LLC (filed on August 23, 2013 as Exhibit 4.1 to Mattersight Corporation’s Current Report on Form 8-K).

4.9	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Partners for Growth IV, L.P. (filed on August 23, 2013 as Exhibit 4.2 to the Mattersight Corporation’s Current Report on Form 8-K).

4.10	Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Silicon Valley Bank (filed on August 23, 2013 as Exhibit 4.3 to Mattersight Corporation’s Current Report on Form 8-K).

4.11	Conditional Warrant to purchase Mattersight Corporation common stock dated August 19, 2013, issued to Partners for Growth IV, L.P. (filed on August 23, 2013 as Exhibit 4.4 to Mattersight Corporation’s Current Report on Form 8-K).

10.1+	Mattersight Corporation 1999 Stock Incentive Plan (Conformed Copy as Amended through November 5, 2014).

I-1

Exhibit No.	Description of Exhibit

10.2*	Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.23 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.3*	Current Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.5 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.4*	Form of Installment Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.24 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.5*	Form of Option Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.8 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.6*	Current Form of Option Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.8 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.7	Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated May 30, 2013 (filed on June 4, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.8	Amendment No. 2 to Amended and Restated Loan Agreement, dated as of June 27, 2014 between Silicon Valley Bank and Mattersight Corporation (filed on July 3, 2014 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.9*	Form of Common Stock Purchase Agreement dated November 26, 2013 by and between Mattersight Corporation and the purchasers named therein (filed on November 26, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.10*	Form of Common Stock Purchase Agreement dated July 23, 2014 by and between Mattersight Corporation and the purchasers named therein (filed on July 24, 2014 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.11*	Current Form of Indemnification Agreement entered into between Mattersight Corporation and participant (filed as Exhibit 10.12 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.12*	Second Amended and Restated Employment Agreement, effective as of April 19, 2011 between Kelly D. Conway and Mattersight Corporation (filed as Exhibit 10.3 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.13*	Amended and Restated Executive Employment Agreement, effective as of September 8, 2008, between Christopher J. Danson and Mattersight Corporation (filed as Exhibit 10.31 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008).

10.14*	Executive Employment Agreement, effective July 23, 2012, between Mark Iserloth and Mattersight Corporation (filed on July 23, 2012 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.15*	Executive Employment Agreement, effective as of May 23, 2012, between David R. Gustafson and Mattersight Corporation (filed as Exhibit 10.22 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16*	First Amendment to Executive Employment Agreement, dated July 1, 2013, between David R. Gustafson and Mattersight Corporation (filed on July 3, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.17*	Second Amendment to Executive Employment Agreement, dated August 8, 2013, between David R. Gustafson and Mattersight Corporation (filed on August 13, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.18*	Executive Employment Agreement, effective as of February 10, 2014, between Richard Dresden and Mattersight Corporation (filed as Exhibit 10.26 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2013).

10.19+	First Amendment to Executive Employment Agreement, dated November 24, 2014, between Richard Dresden and Mattersight Corporation.

10.20*	Mattersight Corporation 2006/2007 Salary Replacement Program (as Amended and Restated as of May 9, 2013) (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 13, 2013).

I-2

Exhibit No.	Description of Exhibit

10.21+	Summary of Director Compensation.

10.22+	Summary of 2015 Executive Officer Compensation.

10.23+	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated March 10, 2015.

21.1+	Subsidiaries of Mattersight Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

24.2+	Power of Attorney from Philip R. Dur, Director.

24.3+	Power of Attorney from Henry J. Feinberg, Director.

24.4+	Power of Attorney from John T. Kohler, Director.

24.5+	Power of Attorney from Michael J. Murray, Director.

24.6+	Power of Attorney from John C. Staley, Director.

24.7+	Power of Attorney from David B. Mullen, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Mark Iserloth under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and Mark Iserloth under Section 906 of the Sarbanes-Oxley Act of 2002.

101+**	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012; (iii) Consolidated Statements of Comprehensive loss for the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012; (v) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012; (vi) notes to the Consolidated Financial Statements; and (vii) Financial Statement Schedule II.

+	Filed herewith.
*	Represents a management contract or compensatory plan or arrangement.
**	The XBRL information is filed herewith.

I-3