Form 10-Q
period 2015-03-31
Mattersight Corp
filed 2015-05-07
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2015 was 22,763,269.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS:
Current Assets:
Cash and cash equivalents	$14,785	$14,238
Receivables (net of allowances of $22 and $17, respectively)	4,450	3,460
Prepaid expenses	5,493	4,449
Other current assets	217	236

Total current assets	24,945	22,383
Equipment and leasehold improvements, net	5,148	4,657
Goodwill	972	972
Intangibles, net	3,470	571
Other long-term assets	3,159	3,495

Total assets	$37,694	$32,078

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$7,000	$—
Accounts payable	1,865	1,183
Accrued compensation and related costs	2,134	2,241
Unearned revenue	6,252	7,859
Capital leases	1,594	1,637
Other current liabilities	3,397	2,549

Total current liabilities	22,242	15,469
Long-term unearned revenue	2,524	2,532
Long-term intangible assets liability	1,792	—
Long-term capital leases	1,307	1,176
Other long-term liabilities	363	282

Total liabilities	28,228	19,459

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,648,185 and 1,648,185 shares issued and outstanding at March 31, 2015 and December 31, 2014, with a liquidation preference of $10,024 and $9,877 at March 31, 2015 and December 31, 2014, respectively	8,406	8,406
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 24,555,664 and 24,046,977 shares issued at March 31, 2015 and December 31, 2014, respectively; and 22,741,560 and 22,324,093 outstanding at March 31, 2015 and December 31, 2014, respectively	246	240
Additional paid-in capital	244,568	243,282
Accumulated deficit	(230,221)	(226,404)
Treasury stock, at cost, 1,814,104 and 1,722,884 shares at March 31, 2015 and December 31, 2014, respectively	(9,506)	(8,879)
Accumulated other comprehensive loss	(4,027)	(4,026)

Total stockholders’ equity	1,060	4,213

Total liabilities and stockholders’ equity	$37,694	$32,078

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Subscription revenue	$8,332	$6,057
Other revenue	984	956

Total revenue	9,316	7,013
Operating expenses:
Cost of Subscription revenue	1,868	1,722
Cost of Other revenue	707	511

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,575	2,233
Sales, marketing and development	6,564	5,221
General and administrative	2,882	2,250
Depreciation and amortization	995	743

Total operating expenses	13,016	10,447

Operating loss	(3,700)	(3,434)
Interest and other expense, net	(114)	(150)
Change in fair value of warrant liability	5	(370)

Loss before income taxes	(3,809)	(3,954)
Income tax provision	(8)	(9)

Net loss	(3,817)	(3,963)
Dividends related to Series B Stock	(147)	(147)

Net loss available to Common Stock holders	$(3,964)	$(4,110)

Per share of Common Stock:
Basic net loss available to Common Stock holders	$(0.18)	$(0.22)

Diluted net loss available to Common Stock holders	$(0.18)	$(0.22)

Shares used to calculate basic net loss per share	21,877	18,503

Shares used to calculate diluted net loss per share	21,877	18,503

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Total cost of revenue	$59	$56
Sales, marketing and development	632	590
General and administrative	674	442

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(3,817)	$(3,963)
Other comprehensive loss:
Effect of currency translation	(1)	5

Comprehensive net loss	$(3,818)	$(3,958)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net loss	$(3,817)	$(3,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995	743
Stock-based compensation	1,365	1,088
Change in fair value of warrant liability	(5)	370

Changes in assets and liabilities:
Receivables	(990)	(51)
Prepaid expenses	(1,069)	(664)
Other assets	19	66
Accounts payable	536	55
Accrued compensation and related costs	(107)	(420)
Unearned revenue	(1,615)	(1,481)
Other liabilities	111	62

Total Adjustments	(760)	(232)

Net cash used in operating activities	(4,577)	(4,195)

Cash Flows from Investing Activities:
Capital expenditures and other	(659)	(23)
Intangible assets	(255)	(136)

Net cash used in investing activities	(914)	(159)

Cash Flows from Financing Activities:
Proceeds from line of credit	7,000	—
Principal payments under capital lease obligations	(437)	(422)
Acquisition of treasury stock	(627)	(549)
Fees from issuance of Common Stock	—	(2)
Proceeds from stock compensation and employee stock purchase plans, net	110	36

Net cash provided by (used in) financing activities	6,046	(937)

Effect of exchange rate changes on cash and cash equivalents	(8)	—

Increase (decrease) in cash and cash equivalents	547	(5,291)
Cash and cash equivalents, beginning of period	14,238	13,392

Cash and cash equivalents, end of period	$14,785	$8,101

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$581	$420
Capital equipment purchased on credit	581	420
Fair value of warrants classified as liability	376	1,155
Fair value of intangible asset liability	2,446	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$80	$76

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of March 31, 2015 and December 31, 2014, the condensed consolidated results of our operations for the three months ended March 31, 2015 and March 31, 2014, the condensed consolidated statements of our comprehensive loss for the three months ended March 31, 2015 and March 31, 2014, and our condensed consolidated cash flows for the three months ended March 31, 2015 and March 31, 2014, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Note Two — Summary of Significant Accounting Policies

For a description of the Company’s Summary of Significant Accounting Policies, see Note Two “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Change in Presentation

Beginning in the first quarter of 2015, Mattersight will report Subscription revenue, which consists of Behavioral Analytics Subscription revenue and Marketing Managed Services revenue, and Other revenue, which consists of Deployment revenue, Professional Services revenue, CRM Services revenue, and Reimbursed Expenses revenue. We feel the revised presentation provides a clearer understanding of our business and revenue streams.

Previously in 2014, Mattersight reported Behavioral Analytics revenue, which consisted of Subscription revenue, Deployment revenue, and Professional Services revenue, and Other revenue, which consisted of CRM Services revenue and Marketing Managed Services revenue. Reimbursed Expenses revenue was reported separately.

The changes in presentation did not have an impact on total revenue or total cost of revenue. There was no change to our significant accounting policies. The 2014 revenue has been revised to conform to our current presentation.

Note Three — Revenue Recognition

Revenue Recognition

Subscription Revenue

Subscription revenue consists of Behavioral Analytics Subscription revenue and Marketing Managed Services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, including the number of users to whom the Company provides one of its Behavioral Analytics-related service offerings, including Predictive Behavioral Routing, Performance Management, and Predictive Analytics, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period, as the service is performed for the client.

Marketing Managed Services revenue is derived from marketing application hosting. This revenue is generally in the form of fixed monthly fees received from the Company’s clients and is recognized as the services are performed for the client. Any related setup fee would be recognized over the term of the hosting contract.

Other Revenue

Other revenue consists of Deployment revenue, Professional Services revenue, and Reimbursed Expenses revenue.

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription period. In cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the period in which pilot deployment revenue is recognized, generally ranges from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

Professional Services revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training, as well as fees generated from the Company’s operational consulting services. Professional Services are performed for the Company’s clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared to the total estimated hours over the entire term of the contract.

Reimbursed Expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for the Company’s clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting. An equivalent amount of reimbursable expenses is included in Cost of revenue.

Note Four — Stock-Based Compensation

The Company has two stock-based compensation plans, the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”), each as described more fully in Note Thirteen in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Stock-based compensation expense (in millions)	$1.4	$1.1

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of March 31, 2015, there were a total of 2,072,905 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol “MATR”.

Restricted Stock

Restricted stock award activity was as follows for the three months ended March 31, 2015:

	Shares	Weighted Average Price
Unvested balance at December 31, 2014	556,194	$5.76

Granted	518,051	$6.99
Vested	(291,558)	$6.22
Forfeited	(32,281)	$6.67

Unvested balance at March 31, 2015	750,406	$6.39

	For the Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Total fair value of restricted and installment stock awards vested	$2.0	$1.6
Compensation expense related to restricted stock awards	0.6	0.5

As of March 31, 2015, there remained $4.0 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.1 years.

Stock Options

During the three months ended March 31, 2015, the Company granted options to purchase a total of 122,625 shares of Common Stock to certain employees. The exercise price per share is $6.90, the closing price for shares of Common Stock on February 11, 2015, the grant date. Certain of the options will vest 6.25% on February 28, 2015, with the balance vesting ratably over the following 15 quarters, whereas others will vest 25% on February 28, 2016, with the balance vesting ratably over the following 12 quarters. The options expire on February 11, 2025.

Option activity was as follows for the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	2,636,596	$7.42

Granted	122,625	$6.90
Exercised	(13,020)	$4.75
Forfeited	(75,510)	$6.57

Outstanding as of March 31, 2015	2,670,691	$7.44

Exercisable as of March 31, 2015	1,689,013	$8.51

Outstanding intrinsic value at March 31, 2015 (in millions)	$1.9

Exercisable intrinsic value at March 31, 2015 (in millions)	$1.2

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Compensation expense related to option awards (in millions)	$0.4	$0.3

	For the Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Total fair value of stock options vested	$0.4	$0.3
Intrinsic value of stock options exercised	—	—
Proceeds received from option exercises	0.1	—

As of March 31, 2015, there remained $3.0 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

The fair value of options granted during the three months ended March 31, 2015 and March 31, 2014 was estimated on the grant date using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all options granted:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Risk-free interest rates	1.40%	1.22%
Expected dividend yield	—	—
Expected volatility	60%	64%
Expected lives	6 years	6 years

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

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Shares of Common Stock issued	9,897	8,706

Expense related to ESPP (in thousands)	$14	$10

The fair value of ESPP purchases for the three months ended March 31, 2015 and March 31, 2014 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Risk-free interest rates	0.02%	0.07%
Expected dividend yield	—	—
Expected volatility	39%	40%
Expected lives	0.24 years	0.24 years

Note Five — Current Prepaid Expenses

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

Current prepaid expenses consisted of the following:

	As of
(In millions)	March 31, 2015	December 31, 2014
Deferred costs	$1.5	$1.4
Prepaid commissions	1.8	1.5
Other	2.2	1.6

Total	$5.5	$4.5

Note Six — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships, and a license for certain intellectual property purchased in 2015. The costs related to patent and trademark applications and the license for certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months ended March 31, 2015 was $0.1 million and will be $0.4 million annually thereafter. Amortization expense of intangible assets for the three months ended March 31, 2014 was less than $0.1 million.

	As of
(In millions)	March 31, 2015	December 31, 2014
Gross intangible assets	$6.5	$3.4
Accumulated amortization of intangible assets	(3.0)	(2.8)

Total	$3.5	$0.6

Note Seven — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	March 31, 2015	December 31, 2014
Deferred costs	$1.2	$1.3
Prepaid commissions	1.5	1.7
Noncurrent deferred tax asset	0.1	0.1
Other	0.4	0.4

Total	$3.2	$3.5

Note Eight — Short-Term Debt

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

In connection with the execution of the PfG Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank, warrants (collectively, the “PfG Warrants”) to purchase shares of Common Stock. See Note Twelve — Stock Warrants for additional information.

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended and Restated Credit Facility”) with Silicon Valley Bank. The Second Amended and Restated Credit Agreement provides for, among other things, a maximum credit limit of $15 million, a term through March 2017, and an interest rate of prime plus 1.25%. The Second Amended and Restated Credit Agreement additionally provides for an annual commitment fee of $0.1 million and an early termination fee of 1.0% in the first year and 0.25% thereafter, prior to maturity. There was less than $0.1 million of interest expense for the three months ended March 31, 2015. There was no interest expense for the three months ended March 31, 2014. The interest rate for the three months ended March 31, 2015 was 4.5%. The Company was in compliance with all of its debt covenants under the Second Amended and Restated Credit Facility as of March 31, 2015. The Company has a $7.0 million outstanding balance under the Second Amended and Restated Credit Facility as of March 31, 2015.

Note Nine —Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Net loss	$(3.8)	$(4.0)
Dividends related to Series B Stock(1)	(0.2)	(0.1)

Net loss available to Common Stock holders	$(4.0)	$(4.1)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.18)	$(0.22)

(In thousands)
Weighted average shares of Common Stock outstanding	21,877	18,503

Currently antidilutive Common Stock equivalents(2)	2,095	2,169

(1)	The Board of Directors did not declare a dividend payment on the Company’s 7% Series B Convertible Preferred Stock (the “Series B Stock”), which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2014 (the aggregate amount of these dividends was approximately $1.5 million). If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to January 1, 2015, the dividend payment would be approximately $0.3 million on the 1,648,185 shares of Series B Stock issued and outstanding as of March 31, 2015, at the cash dividend rate of $0.1785.
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Ten — Leases

Capital Leases

The Company acquired $0.6 million and $0.4 million of computer equipment and leasehold improvements using capital leases during the first three months of 2015 and 2014, respectively. There was $0.5 million and $0.4 million of depreciation on capital leases in the first three months of 2015 and 2014, respectively. All capital leases are for a term of twenty-four, thirty, or thirty-six months.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2015:

(In millions)
Year	Amount
2015	$1.5
2016	1.3
2017	0.5
2018	—

Total minimum lease payments	$3.3
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.1
Less: amount representing interest	(0.2)

Present value of minimum lease payments	$2.9

Capital leases consisted of the following:

	As of
(In millions)	March 31, 2015	December 31, 2014
Current capital leases	$1.6	$1.6
Long-term capital leases	1.3	1.2

Total	$2.9	$2.8

Note Eleven — Other Current Liabilities

	As of
(In millions)	March 31, 2015	December 31, 2014
Warrant liability	$0.4	$0.4
Series B Stock dividend payable	1.6	1.5
Other	1.4	0.6

Total	$3.4	$2.5

Note Twelve — Stock Warrants

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

The PfG Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants nor the shares of Common Stock issuable upon exercise of the PfG Warrants may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of March 31, 2015 and December 31, 2014 was $0.4 million.

On June 4, 2014, PfG elected to partially exercise its warrant by exchanging 57,196 of the 129,032 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014, and 71,836 warrant shares remain exercisable as of March 31, 2015.

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise its warrant by exchanging 4,945 of the 10,322 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014, and 5,377 warrant shares remain exercisable as of March 31, 2015.

On May 20, 2014, Silicon Valley Bank elected to fully exercise its warrant by exchanging 75,698 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant.

A summary of the status of the PfG Warrants at March 31, 2015, and the changes during the three months ended March 31, 2015, are presented in the following table:

	Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Outstanding as of December 31, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding as of March 31, 2015	—	77,213	$2.79, subject to adjustment	August 19, 2018

Exercisable as of March 31, 2015	—	77,213	$2.79, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	March 31, 2015	March 31, 2014
Risk-free interest rates	0.98%	1.48%
Expected dividend yield	—	—
Expected volatility	55%	57%
Expected lives	3.4 years	4.4 years
Weighted average grant date fair value	$4.85	$5.37

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014:

(In millions)
	Fair Value Measurements at March 31, 2015 Using
	Total carrying value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$14.2	$14.2	$—	$—
Warrant liability	$0.4	$—	$—	$0.4

	Fair Value Measurements at December 31, 2014 Using
	Total carrying value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.7	$13.7	$—	$—
Warrant liability	$0.4	$—	$—	$0.4

The following table represents the activity in the Company’s Level 3 warrants:

(In millions)	Amount
Level 3 warrants, end of period at December 31, 2014	$0.4

Change in fair value of warrant liability	—
Warrant exercise	—

Level 3 warrants, end of period at March 31, 2015	$0.4

Note Fifteen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of March 31, 2015 and December 31, 2014 due to the short-term nature of these instruments.

Note Sixteen — Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (i) provide a definition of the term substantial doubt, (ii) require an evaluation every reporting period, including interim periods, (iii) provide principles for considering the mitigating effect of management’s plans, (iv) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) require an express statement and other disclosures when substantial doubt is not alleviated, and (vi) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and corporate officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a pioneer in personality-based software applications. Through these applications, including Predictive Behavioral Routing, Performance Management, Quality Assurance, and Predictive Analytics (collectively, “Behavioral Analytics”), Mattersight captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries use Mattersight’s solutions.

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

Mattersight’s mission is to help brands have more effective and effortless conversations with their customers. Using a suite of innovative personality-based software applications, Mattersight can analyze and predict customer behavior based on the language exchanged during service and sales interactions. The Company operates a highly scalable, flexible, and adaptive application platform to enable clients to implement and operate these applications.

Through the sale of its services featuring these applications, the Company generates the following revenue:

(1)	Subscription revenue, which is recurring, annuity revenue from long-term contracts (generally three- to five-year) and pilots, which are shorter-term contracts (generally three to twelve months); and

(2)	Other revenue, which is generally project-based and sold on a fixed-fee or time-and-materials basis and includes follow-on Professional Services revenue.

Types of Revenue

Subscription & Deployment Revenue

Subscription and deployment revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide our proprietary Behavioral Analytics offerings on a subscription basis. Based on each client’s business requirements, the client’s selection of our Behavioral Analytics offerings are configured and integrated into the client’s environment and then deployed in either a remote-hosted or an on-premise hosted environment. Thereafter, the Behavioral Analytics offerings are provided, on a subscription basis, for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period. We also generate revenue from Marketing Managed Services, specifically, from hosted customer and campaign data management.

Professional Services Revenue

Professional Services revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training, as well as fees generated from the Company’s operational consulting services. The Professional Services are performed for the Company’s clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared to the total estimated hours over the entire term of the contract.

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

Our personality-based software applications, which have been developed through substantial investment over the past decade, are deeply embedded into our clients’ infrastructure and workflows. Our long-term client relationships are made up largely of multi-year contracts and high contract renewal rates. Our aspiration is that the introduction of a “land & expand” model with our routing product will accelerate the acquisition of new clients.

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

Revenue Recognition

Subscription Revenue

Subscription revenue consists of Behavioral Analytics Subscription revenue and Marketing Managed Services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, including the number of users to whom the Company provides one of its Behavioral Analytics-related service offerings, including Predictive Behavioral Routing, Performance Management, and Predictive Analytics, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period, as the service is performed for the client.

Marketing Managed Services revenue is derived from marketing application hosting. This revenue is generally in the form of fixed monthly fees received from the Company’s clients and is recognized as the services are performed for the client. Any related setup fee would be recognized over the term of the hosting contract.

Other Revenue

Other revenue consists of Deployment revenue, Professional Services revenue, and Reimbursed Expenses revenue.

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription period. In cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the period in which pilot deployment revenue is recognized, generally ranges from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

Professional Services revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training as well as fees generated from the Company’s operational consulting services. The Professional Services are performed for the Company’s clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared to the total estimated hours over the entire term of the contract.

Reimbursed Expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for the Company’s clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting. An equivalent amount of reimbursable expenses is included in Cost of revenue.

Unearned Revenue

Payments received for Behavioral Analytics contracts in excess of the amount of revenue recognized for these contracts are recorded as unearned revenue until revenue recognition criteria are met.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from clients not paying for unpaid or disputed invoices for contractual services provided. Additional allowances may be required if the financial condition of our clients deteriorates.

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the condensed consolidated statements of operations in each reporting period. If these warrants subsequently meet the requirements of equity classification, the Company will reclassify the fair value to equity. Fair value of the warrants was measured using a Monte Carlo option pricing model and in applying this model certain assumptions were used. See Note Twelve, “Stock Warrants”, of the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships and a license for certain intellectual property purchased in 2015. Patent and trademark applications and the license for certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note Two, “Summary of Significant Accounting Policies”, of the “Notes to Consolidated Financial Statements” included in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following:

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

First Quarter of 2015 Compared with First Quarter of 2014

Revenue

Our total revenue increased $2.3 million, or 33%, to $9.3 million in the first quarter of 2015, from $7.0 million in the first quarter of 2014. The $2.3 million increase in total revenue in the first quarter of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract.

Subscription revenue increased by $2.2 million, or 38%, to $8.3 million in the first quarter of 2015 from $6.1 million in the first quarter of 2014. The $2.2 million increase in Subscription revenue in the first quarter of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract.

Other revenue remained constant at $1.0 million in both the first quarter of 2015 and 2014.

The Company’s top five clients accounted for 76% of total revenue in the first quarter of 2015 and 74% of total revenue in the first quarter of 2014. The top ten clients accounted for 90% of total revenue in the first quarter of 2015 and 91% of total revenue in the first quarter of 2014. In the first quarter of 2015, three clients each accounted for 10% or more of total revenue and in the first quarter of 2014 four clients each accounted for 10% or more of total revenue. In the first quarter of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 17%, and 14% of total revenue, respectively. In the first quarter of 2014, Progressive Casualty Insurance Company, United HealthCare Services, Inc., HealthCare Service Corporation, and Allstate Insurance Company accounted for 22%, 21%, 11%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Subscription revenue was $1.9 million, or 22% of Subscription revenue, in the first quarter of 2015, compared to $1.7 million, or 28% of Subscription revenue, in the first quarter of 2014. The favorable decrease in percentage was primarily due to improved productivity in our Delivery organization, resulting in an increase in Subscription revenue, and better leverage of our cost structure supporting our subscription clients.

Cost of Other revenue increased $0.2 million, to $0.7 million, or 72% of Other revenue in the first quarter of 2015, compared to $0.5 million, or 53% of Other revenue, in the first quarter of 2014. The increase is primarily due to higher deployment compensation costs.

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

Sales, marketing and development expenses increased $1.4 million, or 26%, to $6.6 million in the first quarter of 2015 from $5.2 million in the first quarter of 2014. The increase is primarily due to higher compensation costs, higher operating lease expense, and higher marketing costs.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.6 million, or 28%, to $2.9 million in the first quarter of 2015 from $2.3 million in the first quarter of 2014. The $0.6 million increase is due to higher compensation and recruiting expenses.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million, or 34%, to $1.0 million in the first quarter of 2015 from $0.7 million in the first quarter of 2014. The increase is due to capital expenditures in 2015, as well as the purchase of a license of certain intellectual property rights.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.7 million in the first quarter of 2015, compared to an operating loss of $3.4 million in the first quarter of 2014.

Interest and Other Expense, Net

Interest and other expense was $0.1 million of expense in the first quarter of 2015 compared to $0.1 million of expense in the first quarter of 2014.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability increased $5 thousand in the first quarter of 2015 compared to a $0.4 million decrease in the first quarter of 2014.

Income Tax Provision

The income tax provision was less than $0.1 million in both the first quarter of 2015 and 2014. As of March 31, 2015, total net deferred tax assets of $72.4 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $4.0 million in the first quarter of 2015 compared to net loss available to holders of Common Stock of $4.1 million in the first quarter of 2014. Accrued dividends to holders of Series B Stock were $0.1 million in both the first quarter of 2015 and 2014. In the first quarter of 2015, there was net loss of $0.18 per share on a basic and diluted basis, compared to net loss of $0.22 per share on a basic and diluted basis in the first quarter of 2014.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of March 31, 2015, our principal capital resources consisted of our cash and cash equivalents balance of $14.8 million, which includes $0.1 million in foreign bank accounts.

The increase in cash during the first three months of 2015 was primarily from proceeds received from the Second Amended and Restated Credit Facility (see “Credit Facility” below), partially offset by the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, the acquisition of treasury stock, and an increase in accounts receivable.

The decrease in cash during the first three months of 2014 was primarily the result of the net loss before non-cash items, payment of Company bonuses, and a decrease in unearned revenue reflecting the recognition of previously deferred revenue, capital lease principal payments, capital expenditures, and the acquisition of treasury stock.

Cash Flows from Operating Activities

Net cash used in operating activities during the first three months of 2015 was $4.6 million compared to cash used of $4.2 million during the first three months of 2014. During the first three months of 2015, net cash used in operating activities consisted primarily of the net loss before non-cash items of $1.5 million, a $1.6 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, and an increase in accounts receivable.

During the first three months of 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $1.8 million and a $1.5 million decrease in unearned revenue reflecting the recognition of previously deferred revenue.

Days Sales Outstanding (“DSO”) was 43 days at March 31, 2015, compared to 38 days at December 31, 2014, an increase of five days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We currently are experiencing payment delays from one large client due to changes in their internal processes. However, we do not anticipate any significant collection issues from this client or any other clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $0.9 million of cash in investing activities during the first three months of 2015 compared to $0.2 million during the first three months of 2014, respectively.

Capital expenditures were primarily used to purchase computer hardware and software during the first three months of both 2015 and 2014. We currently expect to incur new capital investments of between $3.0 million and $4.0 million for fiscal year 2015 and plan on funding approximately $2.0 million to $2.5 million of these purchases with capital leases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.0 million during the first three months of 2015 compared to cash used in financing activities of $0.9 million during the first three months of 2014. Net cash proceeds of $6.0 million during the first three months of 2015 were primarily attributable to proceeds from the Second Amended and Restated Credit Facility of $7.0 million, partially offset by (i) $0.4 million of principal payments under our capital lease obligations and (ii) $0.6 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

During the first three months of 2014, the Company used net cash of $0.9 million in financing activities, which were primarily attributable to a $0.4 million principal payment under our capital lease obligations and $0.5 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our Series B Stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2014 (the aggregate amount of these dividends was approximately $1.5 million). During fiscal year 2012, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to January 1, 2015, the dividend payment would be approximately $0.3 million on the 1,648,185 shares of Series B Stock issued and outstanding as of March 31, 2015. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the second quarter of 2015 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (see “Credit Facility” below). Our balance of cash and cash equivalents was $14.8 million as of March 31, 2015.

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

Credit Facility

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended and Restated Credit Facility”) with Silicon Valley Bank. The Second Amended and Restated Credit Agreement provides for, among other things, a maximum credit limit of $15 million, a term through March 2017, and an interest rate of prime plus 1.25%. The Second Amended and Restated Credit Facility additionally provides for an annual commitment fee of $0.1 million and early termination fee of 1.0% in the first year, and 0.25% thereafter, prior to maturity. The Company had a $7.0 million balance outstanding under the Second Amended and Restated Credit Facility as of March 31, 2015. The Company repaid the $7.0 million of short-term debt outstanding on April 2, 2015. The Company was in compliance with all of its debt covenants under the Second Amended and Restated Credit Facility as of March 31, 2015.

See Note Eight, “Short-Term Debt”, of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of March 31, 2015, two clients, United HealthCare Services, Inc., and CVS Caremark Corporation, accounted for 37% and 30% of total gross accounts receivable, respectively. Of these amounts, we have collected 17% from United HealthCare Services, Inc., and 9% from CVS Caremark Corporation, through April 28, 2015. Of the total March 31, 2015 gross accounts receivable, we have collected 22% as of April 28, 2015. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $2.9 million as of March 31, 2015 and $2.8 million as of December 31, 2014. We are a party to a capital lease agreement with a leasing company to lease hardware and software. We expect to incur new capital lease obligations of between $2.0 million to $2.5 million for fiscal year 2015 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of March 31, 2015. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$1.1	$1.1	$—	$—	$—
Operating leases	5.2	1.2	1.8	1.0	1.2
Capital leases	3.3	1.9	1.4	—	—
Purchase obligations	4.9	3.1	1.8	—	—

Total	$14.5	$7.3	$5.0	$1.0	$1.2

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of March 31, 2015 and December 31, 2014.

Purchase Obligations

Purchase obligations include $4.9 million of commitments reflected as liabilities on our balance sheet as of March 31, 2015, as well as $0.4 million of non-cancellable obligations to purchase goods or services in the future. Purchase obligations include $1.5 million of commitments reflected as liabilities on our balance sheet as of December 31, 2014, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15: Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (i) provide a definition of the term “substantial doubt”, (ii) require an evaluation every reporting period, including interim periods, (iii) provide principles for considering the mitigating effect of management’s plans, (iv) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) require an express statement and other disclosures when substantial doubt is not alleviated, and (vi) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of March 31, 2015 from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mattersight maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized, and reported on a timely basis. The Company’s Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Disclosure controls and procedures ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Remediation of Material Weakness identified as of September 30, 2014

As disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, management identified a material weakness in our internal control over financial reporting related to non-routine transactions and the process and procedures used in applying appropriate accounting to the termination of a line-of-credit arrangement during the third quarter of 2014. Specifically, the Company did not write-off the remaining deferred financing fees when the line-of-credit was terminated in accordance with Accounting Standards Codification 470, “Debt.” This adjustment was recorded in the third quarter of 2014. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, the Company’s disclosure controls and procedures were not effective.

Subsequent to the discovery of the material weakness, we have changed our internal control process and procedures used in applying the appropriate accounting to the modification or termination of a line-of-credit arrangement. Specifically, any remaining deferred financing fees relating to a terminated line-of-credit arrangement will be written off at the time of the change. In addition, we will consult with third-party experts when we have unusual, non-routine, or complex transactions to ensure proper accounting treatment. We believe these actions have strengthened our internal control over financial reporting and have addressed the material weakness identified during the third quarter of 2014.

We have tested the newly implemented controls and found them to be effective and have concluded that, as of March 31, 2015, this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

See discussion under Note Seventeen “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the first quarter of 2015. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015 – January 31, 2015	26,349	$6.25
February 1, 2015 – February 28, 2015	64,871	$7.13
March 1, 2015 – March 31, 2015	—	$—

Total	91,220	$6.87

Item 6. Exhibits

**10.1	First Amendment to Second Amended and Restated Executive Employment Agreement, dated March 17, 2015, between Kelly D. Conway and Mattersight Corporation.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of David R. Gustafson under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and David R. Gustafson under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2015.

MATTERSIGHT CORPORATION

By	/s/ DAVID R. GUSTAFSON
David R. Gustafson
Interim Chief Financial Officer and Executive Vice President of Product and Customer Operations
(Duly authorized signatory and Principal Financial Officer)

By	/s/ GLENN H. POLSON
Glenn H. Polson
Vice President of Financial Reporting
(Duly authorized signatory and Principal Accounting Officer)