Form 10-Q
period 2015-06-30
Mattersight Corp
filed 2015-08-06
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-27975

Mattersight Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4304577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 W. Madison Street

Suite 3100

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

The number of shares of the registrant’s Common Stock outstanding as of July 28, 2015 was 25,607,309.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS:
Current Assets:
Cash and cash equivalents	$13,458	$14,238
Receivables (net of allowances of $24 and $17, respectively)	4,813	3,460
Prepaid expenses	4,897	4,449
Other current assets	1,882	236

Total current assets	25,050	22,383
Equipment and leasehold improvements, net	7,595	4,657
Goodwill	972	972
Intangibles, net	3,438	571
Other long-term assets	2,934	3,495

Total assets	$39,989	$32,078

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$8,002	$—
Accounts payable	2,479	1,183
Accrued compensation and related costs	1,985	2,241
Unearned revenue	6,750	7,859
Capital leases	1,777	1,637
Other current liabilities	4,458	2,549

Total current liabilities	25,451	15,469
Long-term unearned revenue	2,169	2,532
Long-term intangible assets liability	1,624	—
Long-term capital leases	1,725	1,176
Other long-term liabilities	1,772	282

Total liabilities	32,741	19,459

Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,647,175 and 1,648,185 shares issued and outstanding, with a liquidation preference of $10,165 and $9,877, at June 30, 2015 and December 31, 2014, respectively	8,401	8,406
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 24,704,031 and 24,046,977 shares issued and 22,878,597 and 22,324,093 shares outstanding at June 30, 2015 and December 31, 2014, respectively	247	240
Additional paid-in capital	245,983	243,282
Accumulated deficit	(233,785)	(226,404)
Treasury stock, at cost, 1,825,434 and 1,722,884 shares at June 30, 2015 and December 31, 2014, respectively	(9,574)	(8,879)
Accumulated other comprehensive loss	(4,024)	(4,026)

Total stockholders’ equity (deficit)	(1,153)	4,213

Total liabilities and stockholders’ equity (deficit)	$39,989	$32,078

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
Subscription revenue	$8,874	$6,303	$17,206	$12,360
Other revenue	868	1,037	1,852	1,993

Total revenue	9,742	7,340	19,058	14,353
Operating expenses:
Cost of Subscription revenue	2,055	1,722	3,923	3,444
Cost of Other revenue	614	540	1,321	1,051

Total cost of revenue, exclusive of depreciation and amortization shown below:	2,669	2,262	5,244	4,495
Research and development	3,380	3,283	6,788	6,373
Sales and marketing	3,087	2,173	6,243	4,304
General and administrative	2,821	2,281	5,703	4,531
Depreciation and amortization	1,116	737	2,111	1,480

Total operating expenses	13,073	10,736	26,089	21,183

Operating loss	(3,331)	(3,396)	(7,031)	(6,830)
Interest and other expense, net	(245)	(160)	(359)	(310)
Change in fair value of warrant liability	20	284	25	(86)

Loss before income taxes	(3,556)	(3,272)	(7,365)	(7,226)
Income tax provision	(8)	(8)	(16)	(17)

Net loss	(3,564)	(3,280)	(7,381)	(7,243)
Dividends related to Series B Stock	(147)	(147)	(294)	(294)

Net loss available to Common Stock holders	$(3,711)	$(3,427)	$(7,675)	$(7,537)

Per share of Common Stock:
Basic net loss available to Common Stock holders	$(0.17)	$(0.18)	$(0.35)	$(0.41)

Diluted net loss available to Common Stock holders	$(0.17)	$(0.18)	$(0.35)	$(0.41)

Shares used to calculate basic net loss per share	22,032	18,679	21,955	18,591

Shares used to calculate diluted net loss per share	22,032	18,679	21,955	18,591

Stock-based compensation, primarily restricted stock, is included in individual line items above:
Total cost of revenue	$65	$46	$124	$102
Research and development	253	375	519	751
Sales and marketing	355	197	721	411
General and administrative	744	531	1,418	973

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(3,564)	$(3,280)	$(7,381)	$(7,243)
Other comprehensive loss:
Effect of currency translation	3	(2)	2	3

Comprehensive net loss	$(3,561)	$(3,282)	$(7,379)	$(7,240)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net loss	$(7,381)	$(7,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,111	1,480
Stock-based compensation	2,782	2,237
Change in fair value of warrant liability	(25)	86

Changes in assets and liabilities:
Receivables	(1,353)	(75)
Prepaid expenses	(846)	(512)
Other assets	(985)	17
Accounts payable	267	478
Accrued compensation and related costs	(256)	(305)
Unearned revenue	(1,472)	(1,681)
Other liabilities	1,470	(56)

Total Adjustments	1,693	1,669

Net cash used in operating activities	(5,688)	(5,574)

Cash Flows from Investing Activities:
Capital expenditures	(1,207)	(369)
Intangible assets	(475)	(129)

Net cash used in investing activities	(1,682)	(498)

Cash Flows from Financing Activities:
Proceeds from line of credit	15,000	7,000
Repayments from line of credit	(7,000)	—
Principal payments under capital lease obligations	(999)	(804)
Acquisition of treasury stock	(695)	(645)
Fees from issuance of Common Stock	(11)	(2)
Proceeds from stock compensation and employee stock purchase plans, net	299	86

Net cash provided by financing activities	6,594	5,635

Effect of exchange rate changes on cash and cash equivalents	(4)	2

Decrease in cash and cash equivalents	(780)	(435)
Cash and cash equivalents, beginning of period	14,238	13,392

Cash and cash equivalents, end of period	$13,458	$12,957

Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$1,752	$763
Capital equipment purchased on credit	1,752	763
Fair value of warrants classified as liability	355	342
Fair value of intangible asset liability	2,285	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$101	$148

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of June 30, 2015 and December 31, 2014, the condensed consolidated results of our operations for the three months and six months ended June 30, 2015 and June 30, 2014, the condensed consolidated statements of our comprehensive loss for the three months and six months ended June 30, 2015 and June 30, 2014, and our condensed consolidated cash flows for the six months ended June 30, 2015 and June 30, 2014, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Change in Presentation

Beginning in the second quarter of 2015, Mattersight reclassified certain expenses, which had been previously reported within Selling, marketing and development to distinguish between (i) Research and development and (ii) Sales and marketing.

In the first quarter of 2015, Mattersight reported Subscription revenue, which consists of Behavioral Analytics Subscription revenue and Marketing Managed Services revenue, and Other revenue, which consists of Deployment revenue, Professional Services revenue, CRM Services revenue, and Reimbursed Expenses revenue.

Previously in 2014, Mattersight reported Behavioral Analytics revenue, which consisted of Subscription revenue, Deployment revenue, and Professional Services revenue, and Other revenue, which consisted of CRM Services revenue and Marketing Managed Services revenue. Reimbursed Expenses revenue was reported separately.

We feel the revised presentation provides a clearer understanding of our business and revenue streams. The changes in presentation did not have an impact on total revenue, total cost of revenue, or total operating expenses. There was no change to our significant accounting policies. The 2014 revenue and expense classifications have been revised to conform to our current presentation.

Note Three — Revenue Recognition

Revenue Recognition

Subscription Revenue

Subscription revenue consists of Behavioral Analytics Subscription revenue and Marketing Managed Services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, such as the number of users to whom the Company provides one of its Behavioral Analytics-related service offerings, including Predictive Behavioral Routing, Performance Management, and Predictive Analytics, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period, as the service is performed for the client.

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

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription period. In cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the period in which pilot deployment revenue is recognized generally ranges from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

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

Reimbursed Expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for the Company’s clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting. An equivalent amount of reimbursable expenses is included in Total cost of revenue.

Note Four — Stock-Based Compensation

The Company has two stock-based compensation plans, the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”), each as described more fully in Note Thirteen in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock-based compensation expense (in millions)	$1.4	$1.1	$2.8	$2.2

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of June 30, 2015, there were a total of 1,951,960 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol “MATR”.

Restricted Stock

Restricted stock award activity was as follows for the six months ended June 30, 2015:

	Shares	Weighted Average Price
Unvested balance at December 31, 2014	556,194	$5.76

Granted	635,498	$6.83
Vested	(360,338)	$6.21
Forfeited	(41,588)	$6.20

Unvested balance at June 30, 2015	789,766	$6.40

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(In millions)
Total fair value of restricted stock awards vested	$0.4	$0.3	$2.4	$1.9
Compensation expense related to restricted stock awards	0.7	0.4	1.3	0.9

As of June 30, 2015, there remained $4.0 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.9 years.

Stock Options

During the six months ended June 30, 2015, the Company granted options to purchase a total of 222,625 shares. During the three months ended June 30, 2015, the Company granted options to purchase a total of 100,000 shares of Common Stock to the Board of Directors and a certain employee. On May 15, 2015, the Company’s Board of Directors received options to purchase 70,000 shares of Common Stock. The exercise price per share is $6.13, the closing price for shares of Common Stock on May 15, 2015, the grant date. The options will vest 25% on May 31, 2015, with the balance vesting ratably over the following three quarters. The options expire on May 15, 2025. On June 15, 2015, one employee received options to purchase 30,000 shares of Common Stock. The exercise price per share is $6.24, the closing price for shares of Common Stock on June 15, 2015, the grant date. The options will vest 25% on May 31, 2016, with the balance vesting ratably over the following 12 quarters. The options expire on June 15, 2025.

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

Option activity was as follows for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	2,636,596	$7.42

Granted	222,625	$6.57
Exercised	(41,142)	$4.71
Forfeited	(151,375)	$6.82

Outstanding as of June 30, 2015	2,666,704	$7.43

Exercisable as of June 30, 2015	1,742,052	$8.37

Outstanding intrinsic value at June 30, 2015 (in millions)	$1.4

Exercisable intrinsic value at June 30, 2015 (in millions)	$0.9

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(In millions)
Compensation expense related to option awards	$0.5	$0.3	$0.9	$0.6

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total fair value of stock options vested	$0.4	$0.3	$0.8	$0.6
Intrinsic value of stock options exercised	$0.1	$—	$0.1	$—
Proceeds received from option exercises	$0.1	$—	$0.2	$—

As of June 30, 2015, there remained $2.8 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

The fair value of options granted during the six months ended June 30, 2015 and June 30, 2014 was estimated on the grant date using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all options granted:

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Risk-free interest rates	1.00%	1.35%
Expected dividend yield	—	—
Expected volatility	58%	65%
Expected lives	6 years	6 years

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Shares of Common Stock issued	11,095	8,329	20,992	17,035

Expense related to ESPP (in thousands)	$17	$12	$31	$22

The fair value of ESPP purchases for the three months and six months ended June 30, 2015 and June 30, 2014 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Risk-free interest rates	0.02%	0.06%
Expected dividend yield	—	—
Expected volatility	41%	49%
Expected lives	0.25 years	0.24 years

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

Current prepaid expenses consisted of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Deferred costs	$1.6	$1.4
Prepaid commissions	1.6	1.5
Other	1.7	1.6

Total	$4.9	$4.5

Note Six — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships, and the purchase of certain intellectual property rights in 2015. The costs related to patent and trademark applications and the purchase of certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and six months ended June 30, 2015 was $0.1 million and $0.3 million, respectively, and will be $0.4 million annually thereafter. Amortization expense of intangible assets for the three months and six months ended June 30, 2014 was less than $0.1 million.

	As of
(In millions)	June 30, 2015	December 31, 2014
Gross intangible assets	$6.5	$3.4
Accumulated amortization of intangible assets	(3.1)	(2.8)

Total	$3.4	$0.6

Note Seven — Other Current Assets

Other current assets consist of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Miscellaneous receivable	$1.6	$—
Other	0.3	0.2

Total	$1.9	$0.2

Note Eight — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	June 30, 2015	December 31, 2014
(In millions)
Computers and software	$18.3	$15.8
Furniture and equipment	0.3	0.5
Leasehold improvements	2.6	1.0

Equipment and leasehold improvements, gross	21.2	17.3
Accumulated depreciation and amortization	(13.6)	(12.6)

Equipment and leasehold improvements, net	$7.6	$4.7

Note Nine — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Deferred costs	$1.1	$1.3
Prepaid commissions	1.4	1.7
Noncurrent deferred tax asset	0.1	0.1
Other	0.3	0.4

Total	$2.9	$3.5

Note Ten — Short-Term Debt

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility provides for, among other things, a maximum credit limit of $15 million, a term through March 2017, and an interest rate of prime plus 1.25%. The SVB Credit Facility additionally provides for an annual commitment fee of $0.1 million and an early termination fee of 1.0% in the first year of its term and 0.25% thereafter, prior to maturity. There was less than $0.1 million of interest expense for the three months and six months ended June 30, 2015. There was less than $0.1 million of interest expense for the three months and six months ended June 30, 2014. The interest rate for the six months ended June 30, 2015 was 4.5%. The Company was in compliance with all of its debt covenants under the SVB Credit Facility as of June 30, 2015. The Company has an $8.0 million outstanding balance under the SVB Credit Facility as of June 30, 2015.

Effective as of August 14, 2014, the Company provided written notice of its voluntary termination of the Loan and Security Agreement entered into by the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, and Partners for Growth IV, L.P. (“PfG”) on August 19, 2013 (the “PfG Credit Facility”). At the time of termination, there were no amounts outstanding under the PfG Credit Facility and no penalties were incurred or paid by the Company in connection with the termination. In connection with the execution of the PfG Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank, warrants to purchase shares of Common Stock (collectively, the “PfG Warrants”). See Note Fourteen — Stock Warrants for additional information.

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	June 30, 2015	June 30, 2014
Net loss	$(3.6)	$(3.3)
Dividends related to Series B Stock(1)	(0.1)	(0.1)

Net loss available to Common Stock holders	$(3.7)	$(3.4)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.17)	$(0.18)

(In thousands)
Weighted average shares of Common Stock outstanding	22,032	18,679

Currently antidilutive Common Stock equivalents(2)	2,111	1,897

	For the Six Months Ended
(In millions)	June 30, 2015	June 30, 2014
Net loss	$(7.4)	$(7.2)
Dividends related to Series B Stock(1)	(0.3)	(0.3)

Net loss available to Common Stock holders	$(7.7)	$(7.5)

Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.35)	$(0.41)

(In thousands)
Weighted average shares of Common Stock outstanding	21,955	18,591

Currently antidilutive Common Stock equivalents(2)	2,103	2,033

(1)	The Board of Directors did not declare a dividend payment on the Company’s 7% Series B Convertible Preferred Stock (the “Series B Stock”), which was accrued, for each of the dividend periods from July 1, 2012 through June 30, 2015 (the aggregate amount of these dividends was approximately $1.8 million). If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to July 1, 2015, each dividend payment period would be approximately $0.3 million on the 1,647,175 shares of Series B Stock issued and outstanding as of June 30, 2015, at the cash dividend rate of $0.1785.
(2)	In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Twelve — Leases

Capital Leases

The Company acquired $1.8 million and $0.8 million of computer equipment and leasehold improvements using capital leases during the first six months of 2015 and 2014, respectively. There was $1.1 million and $0.8 million of depreciation on capital leases in the first six months of 2015 and 2014, respectively. All capital leases are for a term of twenty-four, thirty, or thirty-six months.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2015:

(In millions)
Year	Amount
2015	$1.1
2016	1.7
2017	1.0
2018	0.2

Total minimum lease payments	$4.0
Less: estimated executory costs	(0.2)

Net minimum lease payments	$3.8
Less: amount representing interest	(0.3)

Present value of minimum lease payments	$3.5

Capital leases consisted of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Current capital leases	$1.8	$1.6
Long-term capital leases	1.7	1.2

Total	$3.5	$2.8

Note Thirteen — Other Current Liabilities

Other current liabilities consist of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Series B Stock dividend payable	$1.8	$1.5
Accrued vendor payable	1.0	—
Warrant liability	0.4	0.4
Other	1.3	0.6

Total	$4.5	$2.5

Note Fourteen — Stock Warrants

During the second half of fiscal year 2013, the Company granted the following warrants: (i) to PfG, a warrant to purchase up to a value of $360,000 or 129,032 shares of Common Stock, (ii) to PfG Equity Investors, LLC, a warrant to purchase up to a value of $28,800 or 10,322 shares of Common Stock, and (iii) to Silicon Valley Bank, a warrant to purchase up to a value of $211,200 or 75,698 shares of Common Stock (collectively, the “PfG Warrants”). The Company received approximately $4,000 in connection with the issuance of the PfG Warrants, which the parties agreed was fair consideration.

The PfG Warrants, and the shares of Common Stock to be issued upon exercise of the PfG Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants nor the shares of Common Stock issuable upon exercise of the PfG Warrants may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of June 30, 2015 and December 31, 2014 was $0.4 million.

On June 4, 2014, PfG elected to partially exercise its warrant by exchanging 57,196 of the 129,032 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014, and 71,836 warrant shares remain exercisable as of June 30, 2015.

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise its warrant by exchanging 4,945 of the 10,322 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014, and 5,377 warrant shares remain exercisable as of June 30, 2015.

On May 20, 2014, Silicon Valley Bank elected to fully exercise its warrant by exchanging 75,698 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant.

A summary of the status of the PfG Warrants at June 30, 2015, and the changes during the six months ended June 30, 2015, are presented in the following table:

	Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Outstanding as of December 31, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding as of June 30, 2015	—	77,213	$2.79, subject to adjustment	August 19, 2018

Exercisable as of June 30, 2015	—	77,213	$2.79, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	June 30, 2015	June 30, 2014
Risk-free interest rates	1.1%	1.30%
Expected dividend yield	—	—
Expected volatility	55%	57%
Expected lives	3.1 years	4.1 years
Weighted average grant date fair value	$4.53	$4.43

Note Fifteen — Segment Information

The Company operates in a single business segment, focused primarily on Behavioral Analytics.

Note Sixteen —Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014:

(In millions)
	Fair Value Measurements at June 30, 2015 Using
	Total carrying value at June 30, 2015	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$12.5	$12.5	$—	$—
Warrant liability	$0.4	$—	$—	$0.4

	Fair Value Measurements at December 31, 2014 Using
	Total carrying value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.7	$13.7	$—	$—
Warrant liability	$0.4	$—	$—	$0.4

The following table represents the activity in the Company’s Level 3 warrants:

(In millions)	Amount
Level 3 warrants, end of period at December 31, 2014	$0.4

Change in fair value of warrant liability	—
Warrant exercise	—

Level 3 warrants, end of period at June 30, 2015	$0.4

Note Seventeen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of June 30, 2015 and December 31, 2014 due to the short-term nature of these instruments.

Note Eighteen — Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and corporate officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of June 30, 2015.

Note Twenty — Subsequent Events

On July 22, 2015, the Company signed a definitive Common Stock Purchase Agreement (the “Purchase Agreement”) to raise approximately $16.2 million in gross proceeds in a registered direct offering. Under the terms of the Purchase Agreement, the Company sold 2,728,712 shares of Common Stock (the “Shares”). Of the aggregate 2,728,712 Shares, 2,563,238 were sold to certain investors at a price of $5.93 per share and 165,474 were sold to certain officers and directors (including certain of their affiliates) at a price of $6.11 per share. The Shares represented approximately 12% of the issued and outstanding shares of Common Stock immediately prior to the execution of the Purchase Agreement. The Shares were sold pursuant to a prospectus supplement dated as of July 22, 2015, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-202744), which was filed with the SEC on March 13, 2015 and declared effective by the Commission on April 8, 2015.

The aggregate proceeds that the Company received from the offering, net of fees, were approximately $16.0 million. Proceeds from the offering are expected to be used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the Company’s financial advisor for the offering, received a fee of $200,000. The offering closed on July 23, 2015.

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

Types of Revenue

Subscription & Deployment Revenue

Subscription and deployment revenue is primarily driven by the execution of new Behavioral Analytics contracts, under which we deploy and provide our proprietary Behavioral Analytics offerings on a subscription basis. Based on each client’s business requirements, the client’s selection of our Behavioral Analytics offerings are configured and integrated into the client’s environment and then deployed in either a remote-hosted or an on-premise hosted environment. Thereafter, the Behavioral Analytics offerings are provided on a subscription basis for a period that is generally three to five years after the go-live date or, in the cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. The fees and costs related to the initial deployment are deferred and amortized over the subscription period. We also generate revenue from Marketing Managed Services, specifically, from hosted customer and campaign data management.

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

Business Outlook

Based on research from third-party analysts, we believe the call center industry is ripe for disruption and innovation. We believe what the call center was designed to accomplish and how it was measured are parts of an outdated mode of business that is disconnected from the needs of today’s consumer. In fact, research from the Corporate Executive Board Inc. suggests that any call center interaction is four times more likely to drive customer disloyalty. Given a rise in self-service, these interactions are only becoming more complex and fraught with greater risk.

Through Behavior Analytics, we seek to provide our clients with personality-based software applications that mitigate the complexity and reduce the risk of these call center interactions. According to Gartner, Inc., there are 6 million call center seats in North America. Our estimation is that less than 3% of this market is penetrated by personality-based software applications. We believe that we are uniquely positioned to capitalize on this opportunity. Our strategy to increase revenue and capture market share includes the following elements:

•	Drive new bookings growth and increase operating leverage;

•	Leverage a “land & expand” model, focused on personality-based routing as the catalyst for new client acquisition;

•	Cross-sell coaching, quality assurance, and analytic products after delivering a routing solution;

•	Continue to invest in innovative linguistic models and behavioral science;

•	Expand our sales and marketing capacity; and

•	Test the applicability of our proprietary behavioral model with clients outside of the call center industry.

Our personality-based software applications, which have been developed through substantial investment over the past decade, are deeply embedded into our clients’ infrastructure and workflows. Our long-term client relationships are made up largely of multi-year contracts with high contract renewal rates. Our aspiration is that the introduction of a “land & expand” model with our routing product will accelerate the acquisition of new clients.

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

Subscription revenue is based on a number of factors, such as the number of users to whom the Company provides one of its Behavioral Analytics-related service offerings, including Predictive Behavioral Routing, Performance Management, and Predictive Analytics, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period, as the service is performed for the client.

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

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription period. In cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the period in which pilot deployment revenue is recognized generally ranges from three to twelve months after the go-live date. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in Prepaid expenses and Other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

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

Reimbursed Expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for the Company’s clients. The cost of third-party product and support may be included within this category if the transaction does not satisfy the requirements for gross reporting. An equivalent amount of reimbursable expenses is included in Total cost of revenue.

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

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the condensed consolidated statements of operations in each reporting period. If these warrants subsequently meet the requirements of equity classification, the Company will reclassify the fair value to equity. Fair value of the warrants was measured using a Monte Carlo option pricing model and in applying this model certain assumptions were used. See Note Fourteen, “Stock Warrants”, of the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships and the purchase of certain intellectual property rights in 2015. The costs related to patent and trademark applications and the purchase of certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized.

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

We cannot guarantee any future results, levels of activity, performance, or achievements. The statements made in this Quarterly Report on Form 10-Q represent our views as of the date of this Report, and it should not be assumed that the statements made in this Report remain accurate as of any future date. Moreover, we assume no obligation to update forward-looking statements, except as may be required by law. In light of Regulation FD, it is our policy not to comment on earnings, financial guidance, or operations other than through press releases, publicly announced conference calls, or other means that will constitute public disclosure for purposes of Regulation FD.

Second Quarter of 2015 Compared with Second Quarter of 2014

Revenue

Our total revenue increased $2.4 million, or 33%, to $9.7 million in the second quarter of 2015, from $7.3 million in the second quarter of 2014. The $2.4 million increase in total revenue in the second quarter of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract.

Subscription revenue increased by $2.6 million, or 41%, to $8.9 million in the second quarter of 2015 from $6.3 million in the second quarter of 2014. The $2.6 million increase in Subscription revenue in the second quarter of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract.

Other revenue decreased $0.1 million, to $0.9 million, or 16%, in the second quarter of 2015 from $1.0 million in the second quarter of 2014. The decrease in Other revenue was primarily due to lower consulting services revenue.

The Company’s top five clients accounted for 75% of total revenue in the second quarter of 2015 and 77% of total revenue in the second quarter of 2014. The top ten clients accounted for 91% of total revenue in the second quarter of 2015 and 93% of total revenue in the second quarter of 2014. In the second quarter of 2015, three clients each accounted for 10% or more of total revenue and in the second quarter of 2014, four clients each accounted for 10% or more of total revenue. In the second quarter of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 31%, 16%, and 13% of total revenue, respectively. In the second quarter of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, HealthCare Service Corporation, and Allstate Insurance Company accounted for 25%, 23%, 11%, and 10% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Subscription revenue was $2.1 million, or 23% of Subscription revenue, in the second quarter of 2015, compared to $1.7 million, or 27% of Subscription revenue, in the second quarter of 2014. The $0.4 million increase in cost was primarily due to increased revenue and incremental personnel costs. The favorable decrease in percentage was primarily due to improved productivity in our Delivery organization and better leverage of our cost structure supporting our subscription clients.

Cost of Other revenue increased $0.1 million, to $0.6 million, or 71% of Other revenue, in the second quarter of 2015, compared to $0.5 million, or 52% of Other revenue, in the second quarter of 2014.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Research and development expenses increased $0.1 million, or 3%, to $3.4 million in the second quarter of 2015 from $3.3 million in the second quarter of 2014.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Sales and marketing expenses increased $0.9 million, or 42%, to $3.1 million in the second quarter of 2015 from $2.2 million in the second quarter of 2014. The increase is primarily due to higher compensation and marketing costs.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.5 million, or 24%, to $2.8 million in the second quarter of 2015 from $2.3 million in the second quarter of 2014. The $0.5 million increase is due to higher compensation, and recruiting and legal expenses.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 51%, to $1.1 million in the second quarter of 2015, from $0.7 million in the second quarter of 2014. The increase is due to capital expenditures in 2015, as well as the purchase of certain intellectual property rights.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.3 million in the second quarter of 2015, compared to an operating loss of $3.4 million in the second quarter of 2014.

Interest and Other Expense, Net

Interest and other expense remained constant at $0.2 million of expense in both the second quarter of 2015 and 2014.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased $20,000 in the second quarter of 2015 compared to a $0.3 million increase in the second quarter of 2014.

Income Tax Provision

The income tax provision was less than $0.1 million in the second quarter of both 2015 and 2014. As of June 30, 2015, total net deferred tax assets of $73.6 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $3.7 million in the second quarter of 2015 compared to net loss available to holders of Common Stock of $3.4 million in the second quarter of 2014. Accrued dividends to holders of Series B Stock were $0.1 million in both the second quarter of 2015 and 2014. In the second quarter of 2015, there was net loss of $0.17 per share on a basic and diluted basis, compared to net loss of $0.18 per share on a basic and diluted basis in the second quarter of 2014.

First Six Months of 2015 Compared with First Six Months of 2014

Revenue

Our total revenue increased $4.7 million, or 33%, to $19.1 million in the first six months of 2015, from $14.4 million in the first six months of 2014. The $4.7 million increase in total revenue in the first six months of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract.

Subscription revenue increased by $4.8 million, or 39%, to $17.2 million in the first six months of 2015, from $12.4 million in the first six months of 2014. The $4.8 million increase in Subscription revenue in the first six months of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract.

Other revenue decreased $0.1 million, to $1.9 million, or 7%, in the first six months of 2015 from $2.0 million in the first six months of 2014. The decrease in Other revenue was primarily due to lower consulting services revenue.

The Company’s top five clients accounted for 76% of total revenue in the first six months of 2015 and 76% of total revenue in the first six months of 2014. The top ten clients accounted for 90% of total revenue in the first six months of 2015 and 92% of total revenue in the first six months of 2014. In the first six months of 2015, three clients each accounted for 10% or more of total revenue and in the first six months of 2014 four clients each accounted for 10% or more of total revenue. In the first six months of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 17%, and 13% of total revenue, respectively. In the first six months of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, HealthCare Service Corporation, and Allstate Insurance Company accounted for 23%, 22%, 11%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Subscription revenue was $3.9 million, or 23% of Subscription revenue, in the first six months of 2015, compared to $3.4 million, or 28% of Subscription revenue, in the first six months of 2014. The $0.5 million increase in cost was primarily due to increased revenue and incremental personnel costs. The favorable decrease in percentage was primarily due to improved productivity in our Delivery organization and better leverage of our cost structure supporting our subscription clients.

Cost of Other revenue increased $0.2 million, to $1.3 million, or 71% of Other revenue in the first six months of 2015, compared to $1.1 million, or 53% of Other revenue, in the first six months of 2014. The increase is primarily due to higher deployment compensation costs.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Research and development expenses increased $0.4 million, or 7%, to $6.8 million in the first six months of 2015 from $6.4 million in the first six months of 2014. The $0.4 million increase is primarily due to higher compensation and outside services costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Sales and marketing expenses increased $1.9 million, or 45%, to $6.2 million in the first six months of 2015 from $4.3 million in the first six months of 2014. The increase is primarily due to higher compensation and marketing costs.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $1.2 million, or 26%, to $5.7 million in the first six months of 2015 from $4.5 million in the first six months of 2014. The $1.2 million increase is due to higher compensation, and recruiting and legal expenses.

Depreciation and Amortization

Depreciation and amortization increased $0.6 million, or 43%, to $2.1 million in the first six months of 2015, from $1.5 million in the first six months of 2014. The increase is due to capital expenditures in 2015, as well as the purchase of a license of certain intellectual property rights.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $7.0 million in the first six months of 2015, compared to an operating loss of $6.8 million in the first six months of 2014.

Interest and Other Expense, Net

Interest and other expense was $0.4 million of expense in the first six months of 2015 compared to $0.3 million of expense in the first six months of 2014. The $0.1 million increase is due to interest on our capital lease obligations.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased $25,000 in the first six months of 2015 compared to a $0.1 million increase in the first six months of 2014.

Income Tax Provision

The income tax provision was less than $0.1 million in the first six months of both 2015 and 2014. As of June 30, 2015, total net deferred tax assets of $73.6 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $7.7 million in the first six months of 2015 compared to net loss available to holders of Common Stock of $7.5 million in the first six months of 2014. Accrued dividends to holders of Series B Stock were $0.3 million in the first six months of both 2015 and 2014. In the first six months of 2015, there was net loss of $0.35 per share on a basic and diluted basis, compared to net loss of $0.41 per share on a basic and diluted basis in the first six months of 2014.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of June 30, 2015, our principal capital resources consisted of our cash and cash equivalents balance of $13.5 million, which includes $0.1 million in foreign bank accounts.

The decrease in cash during the first six months of 2015 was primarily from the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, the acquisition of treasury stock, and an increase in accounts receivable, partially offset by proceeds received from the SVB Credit Facility (see “Credit Facility” below).

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

Cash Flows from Operating Activities

Net cash used in operating activities during the first six months of 2015 was $5.7 million compared to cash used of $5.6 million during the first six months of 2014. During the first six months of 2015, net cash used in operating activities consisted primarily of the net loss before non-cash items of $2.5 million, a $1.5 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, and a $1.4 million increase in accounts receivable.

During the first six months of 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $3.4 million and a $1.7 million decrease in unearned revenue reflecting the recognition of previously deferred revenue.

Days Sales Outstanding (“DSO”) was 41 days at June 30, 2015, compared to 35 days at December 31, 2014, an increase of six days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $1.7 million of cash in investing activities during the first six months of 2015 compared to $0.5 million during the first six months of 2014.

Capital expenditures were primarily used to purchase computer hardware and software during the first six months of both 2015 and 2014. We currently expect to incur new capital investments of between $6.0 million and $7.0 million for fiscal year 2015 and plan on funding approximately $3.0 million to $3.5 million of these purchases with capital leases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.6 million during the first six months of 2015 compared to cash used in financing activities of $5.6 million during the first six months of 2014. Net cash proceeds of $6.6 million during the first six months of 2015 were primarily attributable to net proceeds from the SVB Credit Facility of $8.0 million, partially offset by (i) $1.0 million of principal payments under our capital lease obligations and (ii) $0.7 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Net cash proceeds of $5.6 million during the first six months of 2014 were primarily attributable to proceeds from the SVB Credit Facility of $7.0 million, partially offset by: (i) $0.8 million of principal payments under our capital lease obligations and (ii) $0.6 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our Series B Stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July, if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through June 30, 2015 (the aggregate amount of these dividends was approximately $1.8 million). Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to July 1, 2015, the dividend payment would be approximately $0.3 million on the 1,647,175 shares of Series B Stock issued and outstanding as of June 30, 2015. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock have been permissible at the option of the holder since June 19, 2002.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the third quarter of 2015 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and the SVB Credit Facility (see “Credit Facility” below). Our balance of cash and cash equivalents was $13.5 million as of June 30, 2015.

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

Credit Facility

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility provides for, among other things, a maximum credit limit of $15 million, a term through March 2017, and an interest rate of prime plus 1.25%. The SVB Credit Facility additionally provides for an annual commitment fee of $0.1 million and early termination fee of 1.0% in the first year of its term, and 0.25% thereafter, prior to maturity. The Company had an $8.0 million balance outstanding under the SVB Credit Facility as of June 30, 2015. The Company repaid the $8.0 million of short-term debt outstanding on July 2, 2015. The Company was in compliance with all of its debt covenants under the SVB Credit Facility as of June 30, 2015.

See Note Ten, “Short-Term Debt”, of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of June 30, 2015, two clients, United HealthCare Services, Inc. and CVS Caremark Corporation, accounted for 52% and 17% of total gross accounts receivable, respectively. Of these amounts, we have collected 65% from United HealthCare Services, Inc., and 42% from CVS Caremark Corporation through July 31, 2015. Of the total June 30, 2015 gross accounts receivable, we have collected 55% as of July 31, 2015. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $3.5 million as of June 30, 2015 and $2.8 million as of December 31, 2014. We are a party to capital lease agreements with leasing companies to fund our on-going equipment requirements. We expect to incur new capital lease obligations of between $3.0 million to $3.5 million for fiscal year 2015 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of June 30, 2015. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$2.6	$2.6	$—	$—	$—
Operating leases	7.1	1.4	2.3	1.6	1.8
Capital leases	4.0	2.1	1.9	—	—
Purchase obligations	6.5	6.5	—	—	—

Total	$20.2	$12.6	$4.2	$1.6	$1.8

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of June 30, 2015 and December 31, 2014.

Purchase Obligations

Purchase obligations include $4.9 million of commitments reflected as liabilities on our balance sheet as of June 30, 2015, as well as $1.6 million of non-cancellable obligations to purchase goods or services in the future. Purchase obligations include $1.5 million of commitments reflected as liabilities on our balance sheet as of December 31, 2014, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of June 30, 2015 from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mattersight maintains disclosure controls and procedures that have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to Company management, including its principal executive officers, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

As of the last business day of our second fiscal quarter of 2015 (i.e., June 30, 2015), our public float, as calculated in accordance with Rule 12b-2 under the Exchange Act, (“Rule 12b-2”), was greater than $75 million. As such, we will be an accelerated filer beginning with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2016 (as defined in Rule 12b-2).

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

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the second quarter of 2015. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2015 – April 30, 2015	501	$6.62
May 1, 2015 – May 31, 2015	10,829	$5.96
June 1, 2015 – June 30, 2015	—	$—

Total	11,330	$5.99

Item 6. Exhibits

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Sheau-ming K. Ross under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Sheau-ming K. Ross under Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2015 and June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2015.

MATTERSIGHT CORPORATION

By	/s/ SHEAU-MING K. ROSS
Sheau-ming K. Ross
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ GLENN H. POLSON
Glenn H. Polson
Vice President of Financial Reporting
(Duly authorized signatory and
Principal Accounting Officer)