Form 10-Q
period 2015-09-30
Mattersight Corp
filed 2015-11-05
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of October 28, 2015 was 25,807,734.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS:
Current Assets:
Cash and cash equivalents	$21,120	$14,238
Receivables (net of allowances of $19 and $17, respectively)	3,826	3,460
Prepaid expenses	4,953	4,449
Other current assets	475	236
Total current assets	30,374	22,383
Equipment and leasehold improvements, net	7,901	4,657
Goodwill	972	972
Intangibles, net	3,399	571
Other long-term assets	2,630	3,495
Total assets	$45,276	$32,078
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,968	$1,183
Accrued compensation and related costs	2,451	2,241
Unearned revenue	8,143	7,859
Capital leases	1,694	1,637
Other current liabilities	1,308	2,549
Total current liabilities	15,564	15,469
Long-term unearned revenue	1,796	2,532
Long-term capital leases	1,495	1,176
Other long-term liabilities	5,483	282
Total liabilities	24,338	19,459
Series B Stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,644,768 and 1,648,185 shares issued and outstanding, with a liquidation preference of $10,297 and $9,877, at September 30, 2015 and December 31, 2014, respectively	8,388	8,406
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 27,635,973 and 24,046,977 shares issued and 25,807,547 and 22,324,093 shares outstanding at September 30, 2015 and December 31, 2014, respectively	276	240
Additional paid-in capital	263,608	243,282
Accumulated deficit	(237,724)	(226,404)
Treasury stock, at cost, 1,828,426 and 1,722,884 shares at September 30, 2015 and December 31, 2014, respectively	(9,584)	(8,879)
Accumulated other comprehensive loss	(4,026)	(4,026)
Total stockholders’ equity	12,550	4,213
Total liabilities and stockholders’ equity	$45,276	$32,078

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenue:
Subscription revenue	$9,313	$6,636	$26,519	$18,996
Other revenue	1,169	1,044	3,021	3,037
Total revenue	10,482	7,680	29,540	22,033
Operating expenses:
Cost of Subscription revenue	1,930	1,719	5,853	5,163
Cost of Other revenue	609	680	1,930	1,730
Total cost of revenue, exclusive of depreciation and amortization shown below:	2,539	2,399	7,783	6,893
Research and development	3,397	3,240	10,185	9,613
Sales and marketing	3,773	2,388	10,016	6,693
General and administrative	3,108	2,320	8,811	6,851
Depreciation and amortization	1,236	792	3,347	2,272
Total operating expenses	14,053	11,139	40,142	32,322
Operating loss	(3,571)	(3,459)	(10,602)	(10,289)
Interest and other expense, net	(331)	(711)	(690)	(1,021)
Change in fair value of warrant liability	(22)	(5)	3	(91)
Loss before income taxes	(3,924)	(4,175)	(11,289)	(11,401)
Income tax provision	(15)	(7)	(31)	(24)
Net loss	(3,939)	(4,182)	(11,320)	(11,425)
Dividends related to Series B Stock	(147)	(147)	(441)	(441)
Net loss available to Common Stock holders	$(4,086)	$(4,329)	$(11,761)	$(11,866)
Per share of Common Stock:
Basic net loss available to Common Stock holders	$(0.17)	$(0.21)	$(0.52)	$(0.61)
Diluted net loss available to Common Stock holders	$(0.17)	$(0.21)	$(0.52)	$(0.61)
Shares used to calculate basic net loss per share	24,185	20,790	22,698	19,324
Shares used to calculate diluted net loss per share	24,185	20,790	22,698	19,324
Stock-based compensation, primarily restricted stock, is included in individual line items above:
Total cost of revenue	$63	$40	$187	$142
Research and development	294	376	813	1,127
Sales and marketing	391	252	1,112	663
General and administrative	728	499	2,146	1,472

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net loss	$(3,939)	$(4,182)	$(11,320)	$(11,425)
Other comprehensive loss:
Effect of currency translation	(2)	2	—	5
Comprehensive net loss	$(3,941)	$(4,180)	$(11,320)	$(11,420)

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net loss	$(11,320)	$(11,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,347	2,272
Stock-based compensation	4,258	3,404
Change in fair value of warrant liability	(3)	91
Changes in assets and liabilities:
Receivables	(366)	(376)
Prepaid expenses	(957)	265
Other assets	727	213
Accounts payable	75	250
Accrued compensation and related costs	210	153
Unearned revenue	(452)	1,424
Other liabilities	1,656	188
Total Adjustments	8,495	7,884
Net cash used in operating activities	(2,825)	(3,541)
Cash Flows from Investing Activities:
Capital expenditures	(3,654)	(647)
Intangible assets	(660)	(199)
Net cash used in investing activities	(4,314)	(846)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock, net	15,942	11,138
Proceeds from line of credit	15,000	7,000
Repayments from line of credit	(15,000)	(7,000)
Principal payments under capital lease obligations	(1,552)	(1,226)
Acquisition of treasury stock, net	(753)	(718)
Proceeds from stock compensation and employee stock purchase plans, net	383	123
Net cash provided by financing activities	14,020	9,317
Effect of exchange rate changes on cash and cash equivalents	1	(7)
Increase in cash and cash equivalents	6,882	4,923
Cash and cash equivalents, beginning of period	14,238	13,392
Cash and cash equivalents, end of period	$21,120	$18,315
Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,002	$1,044
Capital equipment purchased on credit	2,002	1,044
Fair value of warrants classified as liability	—	326
Fair value of intellectual property purchase liability	2,123	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$155	$211

See accompanying notes to the Condensed Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Mattersight Corporation (“we,” “Mattersight,” or the “Company”) include all normal and recurring adjustments necessary for a fair presentation of our condensed consolidated financial position as of September 30, 2015 and December 31, 2014, the condensed consolidated results of our operations for the three months and nine months ended September 30, 2015 and September 30, 2014, the condensed consolidated statements of our comprehensive loss for the three months and nine months ended September 30, 2015 and September 30, 2014, and our condensed consolidated cash flows for the nine months ended September 30, 2015 and September 30, 2014, and are in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with Securities and Exchange Commission (“SEC”) Article 8-03 of Regulation S-X; provided, that certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Change in Presentation

Beginning in the second quarter of 2015, Mattersight reclassified certain expenses, which had been previously reported within Selling, marketing and development, to distinguish between (i) Research and development and (ii) Sales and marketing.

In the first quarter of 2015, Mattersight began to report Subscription revenue, which consists of Behavioral Analytics Subscription revenue and Marketing Managed Services revenue, and Other revenue, which consists of Deployment revenue, Professional Services revenue, CRM Services revenue, and Reimbursed Expenses revenue. Previously, in 2014 Mattersight reported Behavioral Analytics revenue, which consisted of Subscription revenue, Deployment revenue, and Professional Services revenue, and Other revenue, which consisted of CRM Services revenue and Marketing Managed Services revenue. Reimbursed Expenses revenue was reported separately.

We feel the revised presentation provides a clearer understanding of our business and revenue streams. The changes in presentation did not have an impact on total revenue, total cost of revenue, or total operating expenses. There was no change to our significant accounting policies. The 2014 revenue and expense classifications have been revised to conform to our current presentation.

Note Three — Revenue Recognition

Revenue Recognition

Subscription Revenue

Subscription revenue consists of Subscription revenue derived from Mattersight’s Behavioral Analytics service offerings, including Predictive Behavioral Routing, Performance Management, Quality Assurance, and Predictive Analytics and Marketing Managed Services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, such as the number of users to whom the Company provides one or more of its Behavioral Analytics offerings, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period, as the service is performed for the client.

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

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Stock-based compensation expense (in millions)	$1.5	$1.2	$4.3	$3.4

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of September 30, 2015, there were a total of 1,830,124 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), available for future grants under the 1999 Plan and from treasury stock. The Common Stock is traded on the NASDAQ Global Market under the symbol “MATR”.

Restricted Stock

Restricted stock award activity was as follows for the nine months ended September 30, 2015:

	Shares	Weighted Average Price
Unvested balance at December 31, 2014	556,194	$5.76
Granted	778,606	$6.72
Vested	(424,417)	$6.20
Forfeited	(46,052)	$6.19
Unvested balance at September 30, 2015	864,331	$6.38

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(In millions)
Total fair value of restricted stock awards vested	$0.4	$0.3	$2.8	$2.2
Compensation expense related to restricted stock awards	0.6	0.4	1.9	1.3

As of September 30, 2015, there remained $4.2 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.9 years.

Stock Options

During the nine months ended September 30, 2015, the Company granted options to purchase a total of 222,625 shares. During the three months ended September 30, 2015, the Company did not issue any options.

During the three months ended June 30, 2015, the Company granted options to purchase a total of 100,000 shares of Common Stock to the Board of Directors and one non-executive employee. On May 15, 2015, the Company’s Board of Directors received options to purchase 70,000 shares of Common Stock. The exercise price per share is $6.13, the closing price for shares of Common Stock on May 15, 2015, the grant date. The options vested 25% on May 31, 2015, with the balance vesting ratably over the following three quarters. The options expire on May 15, 2025. On June 15, 2015, one non-executive employee received options to purchase 30,000 shares of Common Stock. The exercise price per share is $6.24, the closing price for shares of Common Stock on June 15, 2015, the grant date. The options will vest 25% on May 31, 2016, with the balance vesting ratably over the following 12 quarters. The options expire on June 15, 2025.

During the three months ended March 31, 2015, the Company granted options to purchase a total of 122,625 shares of Common Stock to non-executive employees. The exercise price per share is $6.90, the closing price for shares of Common Stock on February 11, 2015, the grant date. Certain of the options vested 6.25% on February 28, 2015, with the balance vesting ratably over the following 15 quarters, whereas others will vest 25% on February 28, 2016, with the balance vesting ratably over the following 12 quarters. The options expire on February 11, 2025.

Option activity was as follows for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	2,636,596	$7.42
Granted	222,625	$6.57
Exercised	(47,616)	$4.71
Forfeited	(165,191)	$6.61
Outstanding as of September 30, 2015	2,646,414	$7.45
Exercisable as of September 30, 2015	1,844,946	$8.23
Outstanding intrinsic value at September 30, 2015 (in millions)	$5.0
Exercisable intrinsic value at September 30, 2015 (in millions)	$3.3

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(In millions)
Compensation expense related to option awards	$0.4	$0.4	$1.3	$1.0

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total fair value of stock options vested	$0.4	$0.4	$1.2	$1.0
Intrinsic value of stock options exercised	$—	$—	$0.1	$—
Proceeds received from option exercises	$—	$—	$0.2	$—

As of September 30, 2015, there remained $2.4 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

The fair value of options granted during the nine months ended September 30, 2015 and September 30, 2014 was estimated on the grant date using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all options granted:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Risk-free interest rates	1.03%	1.36%
Expected dividend yield	—	—
Expected volatility	58%	65%
Expected lives	6 years	6 years

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Shares of Common Stock issued	11,387	8,212	32,379	25,247
Expense related to ESPP (in thousands)	$14	$10	$46	$32

The fair value of ESPP purchases for the nine months ended September 30, 2015 and September 30, 2014 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Risk-free interest rates	0.01%	0.05%
Expected dividend yield	—	—
Expected volatility	37%	44%
Expected lives	0.25 years	0.25 years

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

Current prepaid expenses consisted of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Deferred costs	$1.6	$1.4
Prepaid commissions	1.5	1.5
Other	1.9	1.6
Total	$5.0	$4.5

Note Six — Intangible Assets, net

Intangible assets reflect costs related to patent and trademark applications, Marketing Managed Services customer relationships, and the purchase of certain intellectual property rights in 2015. The costs related to patent and trademark applications and the purchase of certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized. Amortization expense of intangible assets for the three months and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively, and will be $0.5 million annually thereafter. Amortization expense of intangible assets for the three months and nine months ended September 30, 2014 was less than $0.1 million.

	As of
(In millions)	September 30, 2015	December 31, 2014
Gross intangible assets	$6.6	$3.4
Accumulated amortization of intangible assets	(3.2)	(2.8)
Total	$3.4	$0.6

Note Seven — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	September 30, 2015	December 31, 2014
(In millions)
Computers and software	$19.0	$15.8
Furniture and equipment	0.3	0.5
Leasehold improvements	3.2	1.0
Equipment and leasehold improvements, gross	22.5	17.3
Accumulated depreciation and amortization	(14.6)	(12.6)
Equipment and leasehold improvements, net	$7.9	$4.7

Note Eight — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Deferred costs	$1.0	$1.3
Prepaid commissions	1.2	1.7
Noncurrent deferred tax asset	0.1	0.1
Other	0.3	0.4
Total	$2.6	$3.5

Note Nine — Short-Term Debt

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility provides for, among other things, a maximum credit limit of $15 million, a term through March 10, 2017, and an interest rate of prime plus 1.25%. The SVB Credit Facility additionally provides for an annual commitment fee of $0.1 million and an early termination fee of 1.0% in the first year of its term and 0.25% thereafter, prior to maturity. There was less than $0.1 million of interest expense for the three months and nine months ended September 30, 2015. There was less than $0.1 million of interest expense for the three months and nine months ended September 30, 2014. The interest rate for the nine months ended September 30, 2015 was 4.5%. The Company was in compliance with all of its debt covenants under the SVB Credit Facility as of September 30, 2015. The Company has no outstanding balance under the SVB Credit Facility as of September 30, 2015.

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

Note Ten —Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	September 30, 2015	September 30, 2014
Net loss	$(3.9)	$(4.2)
Dividends related to Series B Stock(1)	(0.2)	(0.1)
Net loss available to Common Stock holders	$(4.1)	$(4.3)
Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.17)	$(0.21)

(In thousands)
Weighted average shares of Common Stock outstanding	24,185	20,790
Currently antidilutive Common Stock equivalents(2)	2,193	1,878

	For the Nine Months Ended
(In millions)	September 30, 2015	September 30, 2014
Net loss	$(11.3)	$(11.4)
Dividends related to Series B Stock(1)	(0.5)	(0.5)
Net loss available to Common Stock holders	$(11.8)	$(11.9)
Per common share:
Basic/diluted net loss available to Common Stock holders	$(0.52)	$(0.61)

(In thousands)
Weighted average shares of Common Stock outstanding	22,698	19,324
Currently antidilutive Common Stock equivalents(2)	2,133	1,982

(1)

The Board of Directors did not declare a dividend payment on the Company’s 7% Series B Convertible Preferred Stock (the “Series B Stock”), which was accrued, for each of the dividend periods from July 1, 2012 through June 30, 2015 (the aggregate amount of these dividends was approximately $1.8 million). If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to July 1, 2015, each dividend payment period would be approximately $0.3 million on the 1,644,768 shares of Series B Stock issued and outstanding as of September 30, 2015, at the cash dividend rate of $0.1785.

(2)

In periods in which there was a loss, the effect of Common Stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Eleven — Leases

Capital Leases

The Company acquired $2.0 million and $1.0 million of computer equipment and leasehold improvements using capital leases during the first nine months of 2015 and 2014, respectively. There was $1.7 million and $0.8 million of depreciation on capital leases in the first nine months of 2015 and 2014, respectively. All capital leases are for a term of twenty-four, thirty, or thirty-six months.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2015:

(In millions)
Year	Amount
2015	$0.4
2016	1.9
2017	1.1
2018	0.3
Total minimum lease payments	$3.7
Less: estimated executory costs	(0.2)
Net minimum lease payments	$3.5
Less: amount representing interest	(0.3)
Present value of minimum lease payments	$3.2

Capital leases consisted of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Current capital leases	$1.7	$1.6
Long-term capital leases	1.5	1.2
Total	$3.2	$2.8

Note Twelve — Other Current Liabilities

Other current liabilities consist of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Accrued vendor payable	$0.7	$—
Series B Stock dividend payable	—	1.5
Warrant liability	—	0.4
Other	0.6	0.6
Total	$1.3	$2.5

Note Thirteen — Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Series B Stock dividend payable	$1.9	$—
Intellectual property purchase liability	1.5	—
Facility lease liability	1.8	—
Other	0.3	0.3
Total	$5.5	$0.3

The Series B dividend payable as of December 31, 2014 was $1.5 million and included in Other current liabilities.

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

On June 4, 2014, PfG elected to partially exercise its warrant by exchanging 57,196 of the 129,032 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014, and 71,836 warrant shares remained exercisable as of June 30, 2015. On September 29, 2015, PfG fully exercised its remaining warrant by exchanging the 71,836 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 46,689 shares of Common Stock to PfG, in full settlement of the warrant. As of September 30, 2015, there was no outstanding and exercisable balance on the warrant.

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise its warrant by exchanging 4,945 of the 10,322 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014 and 5,377 warrants remained exercisable as of June 4, 2014. On September 29, 2015, PfG Equity Investors, LLC fully exercised its remaining warrant by exchanging the 5,377 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,495 shares of Common Stock to PfG Equity Investors, LLC, in full settlement of the warrant. As of September 30, 2015, there was no outstanding and exercisable balance on the warrant.

On May 20, 2014, Silicon Valley Bank elected to fully exercise its warrant by exchanging 75,698 warrant shares through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant. As of September 30, 2015, there was no outstanding and exercisable balance on the warrant.

The PfG Warrants, and the shares of Common Stock issued upon exercise of the PfG Warrants, have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. Neither the PfG Warrants nor the shares of Common Stock issued upon exercise of the PfG Warrants may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of September 30, 2015 was $0 and as of December 31, 2014 was $0.4 million.

A summary of the status of the PfG Warrants at September 30, 2015, and the changes during the nine months ended September 30, 2015, are presented in the following table:

	Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Outstanding as of December 31, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	—	77,213
Expired	—	—
Outstanding as of September 30, 2015	—	—	$2.79, subject to adjustment	August 19, 2018
Exercisable as of September 30, 2015	—	—	$2.79, subject to adjustment	August 19, 2018

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	September 30, 2015	September 30, 2014
Risk-free interest rates	—	1.43%
Expected dividend yield	—	—
Expected volatility	—	60%
Expected lives	—	3.9
Weighted average grant date fair value	—	$4.50

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014:

(In millions)
	Fair Value Measurements at September 30, 2015 Using
	Total carrying value at September 30, 2015	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$20.1	$20.1	$—	$—
Warrant liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2014 Using
	Total carrying value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.7	$13.7	$—	$—
Warrant liability	$0.4	$—	$—	$0.4

The following table represents the activity in the Company’s Level 3 warrants:

(In millions)	Amount
Level 3 warrants, end of period at December 31, 2014	$0.4
Change in fair value of warrant liability	—
Warrant exercise	(0.4)
Level 3 warrants, end of period at September 30, 2015	$—

Note Seventeen — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values as of September 30, 2015 and December 31, 2014 due to the short-term nature of these instruments.

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

In August 2014, FASB issued ASU No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (i) provide a definition of the term substantial doubt, (ii) require an evaluation every reporting period, including interim periods, (iii) provide principles for considering the mitigating effect of management’s plans, (iv) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) require an express statement and other disclosures when substantial doubt is not alleviated, and (vi) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

Note Nineteen — Capital Stock and Series B Stock

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

The aggregate proceeds that the Company received from the offering, net of fees, were approximately $15.9 million. Proceeds from the offering are being used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the Company’s financial advisor for the offering, received a fee of $200,000. The offering closed on July 23, 2015.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and corporate officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a pioneer in personality-based software applications. Through these applications, including Predictive Behavioral Routing, Performance Management, Quality Assurance, and Predictive Analytics which comprise our Behavioral Analytics service offerings (collectively, “Behavioral Analytics”), Mattersight captures and analyzes customer and employee interactions, employee desktop data, and other contextual information to optimally route customers to the best available employee, improve operational performance, and predict future customer and employee outcomes. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. The Company’s SaaS delivery model combines analytics in the cloud with deep customer partnerships to drive significant business value. Leading companies in the healthcare, insurance, financial services, telecommunications, cable, utilities, education, hospitality, and government industries use Mattersight’s solutions.

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

Mattersight's mission is to help brands have more effective and effortless conversations with their customers. Using a suite of innovative personality-based software applications, Mattersight can analyze and predict customer behavior based on the language exchanged during service and sales interactions. The Company operates a highly scalable, flexible, and adaptive application platform to enable clients to implement and operate these applications.

Through the sale of its services featuring these applications, the Company generates the following revenue:

(1)

Subscription revenue, which is generally recurring, annuity revenue from long-term contracts (typically three- to five-year) and pilots, which are shorter-term contracts (typically three to twelve months); and

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

Through Behavioral Analytics, we seek to provide our clients with personality-based software applications that mitigate the complexity and reduce the risk of these call center interactions. According to Gartner, Inc., there are 6 million call center seats in North America. Our estimation is that less than 1% of this market is penetrated by personality-based software applications. We believe that we are uniquely positioned to capitalize on this opportunity. Our strategy to increase revenue and capture market share includes the following elements:

•	Drive new bookings growth and increase operating leverage;
•	Leverage a “land & expand” model, focused on personality-based routing as the catalyst for new client acquisition;
•	Cross-sell coaching, quality assurance, and analytic products after delivering a routing solution;
•	Continue to invest in innovative linguistic models and behavioral science;
•	Expand our sales and marketing capacity; and
•	Test the applicability of our proprietary personality-based software applications with clients outside of the call center industry.

Our personality-based software applications, which have been developed through substantial investment over the past decade, are deeply embedded into our clients’ infrastructure and workflows. Our long-term client relationships are made up largely of multi-year contracts with high contract renewal rates. Our aspiration is that our “land & expand” model, focused on our routing product, will continue to accelerate the acquisition of new clients.

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

Revenue Recognition

Subscription Revenue

Subscription revenue consists of Subscription revenue derived from Mattersight’s Behavioral Analytics service offerings, including Predictive Behavioral Routing, Performance Management, Quality Assurance, and Predictive Analytics and Marketing Managed Services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, such as the number of users to whom the Company provides one or more of its Behavioral Analytics offerings, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period, as the service is performed for the client.

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

Third Quarter of 2015 Compared with Third Quarter of 2014

Revenue

Our total revenue increased $2.8 million, or 36%, to $10.5 million in the third quarter of 2015, from $7.7 million in the third quarter of 2014. The $2.8 million increase in total revenue in the third quarter of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract, as well as expansion of user counts in our existing client base.

Subscription revenue increased by $2.7 million, or 40%, to $9.3 million in the third quarter of 2015 from $6.6 million in the third quarter of 2014. The $2.7 million increase in Subscription revenue in the third quarter of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract, as well as expansion of user counts in our existing client base.

Other revenue increased $0.2 million, to $1.2 million, or 12%, in the third quarter of 2015 from $1.0 million in the third quarter of 2014. The increase in Other revenue was primarily due to higher consulting services revenue.

The Company’s top five clients accounted for 74% of total revenue in the third quarter of 2015 and 73% of total revenue in the third quarter of 2014. The top ten clients accounted for 93% of total revenue in the third quarter of 2015 and 90% of total revenue in the third quarter of 2014. In the third quarter of 2015, three clients each accounted for 10% or more of total revenue and in the third quarter of 2014, three clients each accounted for 10% or more of total revenue. In the third quarter of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 15%, and 11% of total revenue, respectively. In the third quarter of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and HealthCare Service Corporation accounted for 25%, 20%, and 11% of total revenue, respectively.  Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Subscription revenue was $1.9 million, or 21% of Subscription revenue, in the third quarter of 2015, compared to $1.7 million, or 26% of Subscription revenue, in the third quarter of 2014. The $0.2 million increase in cost was primarily due to increased revenue and incremental personnel costs. The favorable decrease in percentage was primarily due to better leverage of our cost structure supporting our subscription clients.

Cost of Other revenue decreased $0.1 million, to $0.6 million, or 52% of Other revenue, in the third quarter of 2015, compared to $0.7 million, or 65% of Other revenue, in the third quarter of 2014.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Research and development expenses increased $0.2 million, or 5%, to $3.4 million in the third quarter of 2015 from $3.2 million in the third quarter of 2014.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing.

Sales and marketing expenses increased $1.4 million, or 58%, to $3.8 million in the third quarter of 2015 from $2.4 million in the third quarter of 2014. The increase is primarily due to higher compensation and marketing costs.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.8 million, or 34%, to $3.1 million in the third quarter of 2015 from $2.3 million in the third quarter of 2014. The $0.8 million increase is due to higher compensation, and recruiting and legal expenses.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 56%, to $1.2 million in the third quarter of 2015, from $0.8 million in the third quarter of 2014. The increase is due to capital expenditures in 2015, as well as the purchase of certain intellectual property rights.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $3.6 million in the third quarter of 2015, compared to an operating loss of $3.5 million in the third quarter of 2014.

Interest and Other Expense, Net

Interest and other expense decreased $0.4 million, or 53%, to $0.3 million in the third quarter of 2015, from $0.7 million in the third quarter of 2014. The $0.4 million decrease was primarily related to a $0.5 million write-off of deferred financing fees in connection with the termination of our PfG Facility effective August 14, 2014, partially offset by a $0.1 million gain on fixed asset dispositions.

Change in Fair Value of Warrant Liability

The fair value of warrant liability remained constant in the third quarter of 2015 and 2014.

Income Tax Provision

The income tax provision was less than $0.1 million in the third quarter of both 2015 and 2014. As of September 30, 2015, total net deferred tax assets of $73.7 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $4.1 million in the third quarter of 2015 compared to net loss available to holders of Common Stock of $4.3 million in the third quarter of 2014. Accrued dividends to holders of Series B Stock were $0.1 million in both the third quarter of 2015 and 2014. In the third quarter of 2015, there was a net loss of $0.17 per share on a basic and diluted basis, compared to a net loss of $0.21 per share on a basic and diluted basis in the third quarter of 2014.

First Nine Months of 2015 Compared with First Nine Months of 2014

Revenue

Our total revenue increased $7.5 million, or 34%, to $29.5 million in the first nine months of 2015, from $22.0 million in the first nine months of 2014. The $7.5 million increase in total revenue in the first nine months of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract, as well as expansion of user counts in our existing client base.

Subscription revenue increased by $7.5 million, or 40%, to $26.5 million in the first nine months of 2015, from $19.0 million in the first nine months of 2014. The $7.5 million increase in Subscription revenue in the first nine months of 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract, as well as expansion of user counts in our existing client base.

Other revenue remained constant at $3.0 million in the first nine months of both 2015 and 2014.

The Company’s top five clients accounted for 74% of total revenue in the first nine months of 2015 and 75% of total revenue in the first nine months of 2014. The top ten clients accounted for 91% of total revenue in the first nine months of 2015 and 91% of total revenue in the first nine months of 2014. In the first nine months of 2015, three clients each accounted for 10% or more of total revenue and in the first nine months of 2014 four clients each accounted for 10% or more of total revenue. In the first nine months of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 16%, and 12% of total revenue, respectively. In the first nine months of 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, HealthCare Service Corporation, and Allstate Insurance Company accounted for 24%, 21%, 11%, and 10% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Cost of Revenue Before Reimbursed Expenses, Exclusive of Depreciation and Amortization

Cost of Services

Cost of services primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Cost of services excludes depreciation and amortization.

Cost of Subscription revenue was $5.9 million, or 22% of Subscription revenue, in the first nine months of 2015, compared to $5.2 million, or 27% of Subscription revenue, in the first nine months of 2014. The $0.7 million increase in cost was primarily due to increased revenue and incremental personnel costs. The favorable decrease in percentage was primarily due to better leverage of our cost structure supporting our subscription clients.

Cost of Other revenue increased $0.2 million, to $1.9 million, or 64% of Other revenue in the first nine months of 2015, compared to $1.7 million, or 57% of Other revenue, in the first nine months of 2014. The increase is primarily due to higher deployment compensation costs.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in Cost of services.

Research and development expenses increased $0.6 million, or 6%, to $10.2 million in the first nine months of 2015 from $9.6 million in the first nine months of 2014. The $0.6 million increase is primarily due to higher compensation and outside services costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing.

Sales and marketing expenses increased $3.3 million, or 50%, to $10.0 million in the first nine months of 2015 from $6.7 million in the first nine months of 2014. The increase is primarily due to higher compensation and marketing costs.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $1.9 million, or 29%, to $8.8 million in the first nine months of 2015 from $6.9 million in the first nine months of 2014. The $1.9 million increase is due to higher compensation, and recruiting and legal expenses.

Depreciation and Amortization

Depreciation and amortization increased $1.0 million, or 47%, to $3.3 million in the first nine months of 2015, from $2.3 million in the first nine months of 2014. The increase is due to capital expenditures in 2015, as well as the purchase of certain intellectual property rights.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $10.6 million in the first nine months of 2015, compared to an operating loss of $10.3 million in the first nine months of 2014.

Interest and Other Expense, Net

Interest and other expense decreased $0.3 million, or 32%, to $0.7 million of expense in the first nine months of 2015 compared to $1.0 million of expense in the first nine months of 2014. The $0.3 million decrease was primarily related to a $0.5 million write-off of deferred financing fees in connection with the termination of our PfG Facility effective August 14, 2014 partially offset by a $0.2 million gain on fixed asset dispositions.

Change in Fair Value of Warrant Liability

The fair value of warrant liability remained unchanged in the first nine months of 2015 and increased $0.1 million in the first nine months of 2014.

Income Tax Provision

The income tax provision was less than $0.1 million in the first nine months of both 2015 and 2014. As of September 30, 2015, total net deferred tax assets of $73.7 million were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $11.8 million in the first nine months of 2015 compared to net loss available to holders of Common Stock of $11.9 million in the first nine months of 2014. Accrued dividends to holders of Series B Stock were $0.4 million in the first nine months of both 2015 and 2014. In the first nine months of 2015, there was a net loss of $0.52 per share on a basic and diluted basis, compared to a net loss of $0.61 per share on a basic and diluted basis in the first nine months of 2014.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of September 30, 2015, our principal capital resources consisted of our cash and cash equivalents balance of $21.1 million, which includes $0.1 million in foreign bank accounts.

The increase in cash during the first nine months of 2015 was primarily from proceeds of $15.9 million, net of fees, received from the sale of 2,728,712 shares of Common Stock pursuant to the Common Stock Purchase Agreement executed by the Company on July 22, 2015. The increase was partially offset by the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, the acquisition of treasury stock, and an increase in accounts receivable.

The increase in cash during the first nine months of 2014 was primarily from proceeds of $11.1 million, net of fees, received from the sale of 2,891,566 shares of Common Stock pursuant to the Common Stock Purchase Agreement executed by the Company on July 23, 2014 and an increase in unearned revenue. This increase was partially offset by the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, and the acquisition of treasury stock.

Cash Flows from Operating Activities

Net cash used in operating activities during the first nine months of 2015 was $2.8 million compared to cash used of $3.5 million during the first nine months of 2014. During the first nine months of 2015, net cash used in operating activities consisted primarily of the net loss before non-cash items of $3.7 million, an increase of $1.0 million in prepaid expenses and an increase in net other liabilities of $1.7 million.

During the first nine months of 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $5.7 million, partially offset by a $1.4 million increase in unearned revenue.

Days Sales Outstanding (“DSO”) was 29 days at September 30, 2015, compared to 35 days at December 31, 2014, a decrease of six days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $4.3 million of cash in investing activities during the first nine months of 2015 compared to $0.8 million during the first nine months of 2014.

Capital expenditures during the first nine months of 2015 were primarily related to the purchase of computer hardware and software in addition to a one-time investment in relocating our corporate headquarters. Capital expenditures were primarily related to the purchase of computer hardware and software during the first nine months of 2014. We currently expect capital expenditures of between $4.0 million and $4.5 million for fiscal year 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities was $14.0 million during the first nine months of 2015 compared to cash provided by financing activities of $9.3 million during the first nine months of 2014. Net cash proceeds of $14.0 million, during the first nine months of 2015 were primarily attributable to proceeds of $15.9 million, net of fees, received from the sale of Shares pursuant to the Common Stock Purchase Agreement, partially offset by (i) $1.6 million of principal payments under our capital lease obligations and

(ii) $0.8 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

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

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our Series B Stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July, if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through June 30, 2015 (the aggregate amount of these dividends was approximately $1.8 million). Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. If the Company’s Board of Directors were to declare a semi-annual cash dividend on the Series B Stock for dividend periods subsequent to July 1, 2015, the dividend payment would be approximately $0.3 million on the 1,644,768 shares of Series B Stock issued and outstanding as of September 30, 2015. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock have been permissible at the option of the holder since June 19, 2002.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the fourth quarter of 2015 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and the SVB Credit Facility (see “Credit Facility” below). Our balance of cash and cash equivalents was $21.1 million as of September 30, 2015.

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

Credit Facility

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility provides for, among other things, a maximum credit limit of $15 million, a term through March 10, 2017, and an interest rate of prime plus 1.25%. The SVB Credit Facility additionally provides for an annual commitment fee of $0.1 million and early termination fee of 1.0% in the first year of its term, and 0.25% thereafter, prior to maturity. The Company has a zero balance outstanding under the SVB Credit Facility as of September 30, 2015. The Company repaid the $8.0 million of short-term debt outstanding on July 2, 2015. The Company was in compliance with all of its debt covenants under the SVB Credit Facility as of September 30, 2015.

See Note Nine, “Short-Term Debt”, of the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Accounts Receivable Customer Concentration

As of September 30, 2015, two clients, United HealthCare Services, Inc. and CVS Caremark Corporation, accounted for 49% and 19% of total gross accounts receivable, respectively. Of these amounts, we have collected 47% from United HealthCare Services, Inc., and 44% from CVS Caremark Corporation through November 3, 2015. Of the total September 30, 2015 gross accounts receivable, we have collected 43% as of November 3, 2015. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $3.2 million as of September 30, 2015 and $2.8 million as of December 31, 2014. We are a party to capital lease agreements with leasing companies to fund our on-going equipment requirements. We expect to incur new capital lease obligations of between $2.5 million to $3.0 million for fiscal year 2015 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will also be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of September 30, 2015. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.1	$3.1	$—	$—	$—
Operating leases	7.1	1.5	2.4	1.6	1.6
Capital leases	3.7	2.0	1.7	—	—
Purchase obligations	5.4	3.9	1.5	—	—
Total	$19.3	$10.5	$5.6	$1.6	$1.6

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of September 30, 2015 and December 31, 2014.

Purchase Obligations

Purchase obligations include $4.3 million of commitments reflected as liabilities on our balance sheet as of September 30, 2015, as well as $1.1 million of non-cancellable obligations to purchase goods or services in the future. Purchase obligations include $1.5 million of commitments reflected as liabilities on our balance sheet as of December 31, 2014, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk as of September 30, 2015 from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mattersight maintains disclosure controls and procedures that have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to Company management, including its principal executive officers, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

As of the last business day of our second fiscal quarter of 2015 (i.e., June 30, 2015), our public float, as calculated in accordance with Rule 12b-2 under the Exchange Act ,(“Rule 12b-2”), was greater than $75 million. As such, we will be an accelerated filer beginning with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2016 (as defined in Rule 12b-2).

Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion under Note Twenty “Litigation and Other Contingencies” to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its Common Stock in the third quarter of 2015. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. The Company has not adopted a Common Stock repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2015 – July 31, 2015	—	$—
August 1, 2015 – August 31, 2015	8,858	$6.50
September 1, 2015 – September 30, 2015	—	$—
Total	8,858	$6.50

Item 6. Exhibits

10.1

Executive Employment Agreement between Mattersight Corporation and Sheau-ming Ross effective July 6, 2015 (filed on July 6, 2015 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.2

Form of Purchase Agreement dated July 22, 2015 by and between Mattersight Corporation and the purchasers named therein, (filed on July 22, 2015 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Sheau-ming K. Ross under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Sheau-ming K. Ross under Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2015 and September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2015.

MATTERSIGHT CORPORATION

By	/s/ SHEAU-MING K. ROSS
Sheau-ming K. Ross
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ GLENN H. POLSON
Glenn H. Polson
Vice President of Financial Reporting
(Duly authorized signatory and
Principal Accounting Officer)