Form 10-K
period 2015-12-31
Mattersight Corp
filed 2016-03-11
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-27975

Mattersight Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4304577
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 W. Madison Street, Suite 3100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 30, 2015, as reported by The NASDAQ Stock Market LLC, is approximately $86,674,835.

The registrant met the “accelerated filer” requirements as of the end of its fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2015) is not required to satisfy the larger reporting company requirements until its first Quarterly Report on Form 10-Q for the 2016 fiscal year and thus is eligible to check the “Smaller Reporting Company” box on the cover of this Annual Report on Form 10-K.

The number of shares of the registrant’s Common Stock outstanding as of February 25, 2016 was 26,593,994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mattersight’s Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of Mattersight’s fiscal year, are incorporated herein by reference into Part III where indicated; provided, that if such Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the fiscal year end covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K shall be filed no later than the end of such 120-day period.

TABLE OF CONTENTS

PART I

PART I

Item 1.	Business.

Overview

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in behavioral analytics and a pioneer in personality-based software products. Using a stack of innovative, patented applications, including predictive behavioral routing, performance management, quality assurance, and predictive analytics (collectively, “Behavioral Analytics”), Mattersight analyzes and predicts customer behavior based on the language exchanged between agents and customers during brand interactions. These insights are then used to facilitate more effective and effortless customer conversations, which, in turn, drive increased customer satisfaction and retention, employee engagement, and operating efficiency. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. Mattersight’s solutions have influenced hundreds of millions of shorter, more satisfying customer interactions for leading companies in the healthcare, insurance, financial services, technology, telecommunications, cable, utilities, education, hospitality, and government industries.

The Company’s multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, the Company’s Behavioral Analytics offerings enable its clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through its Behavioral Analytics offerings, Mattersight helps its clients:

•	Identify optimal customer/employee behavioral pairing for call routing;
•	Identify and understand customer personality;
•	Automatically measure customer satisfaction and agent performance on every analyzed call;
•	Improve rapport between agent and customer;
•	Reduce call handle times while improving customer satisfaction;
•	Identify opportunities to improve self-service applications;
•	Improve cross-sell and up-sell success rates;
•	Improve the efficiency and effectiveness of collection efforts;
•	Measure and improve supervisor effectiveness and coaching;
•	Improve agent effectiveness by analyzing key attributes of desktop usage;
•	Predict likelihood of customer attrition;
•	Predict customer satisfaction and Net Promoter Scores® without customer surveys;
•	Predict likelihood of debt repayment;
•	Predict likelihood of a sale or cross-sell; and
•	Identify fraudulent callers and improve authentication processes.

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

Types of Revenue

Through the sale of its services featuring these applications, the Company generates the following types of revenue:

Subscription Revenue

Subscription revenue consists of revenue derived from Mattersight’s Behavioral Analytics service offerings, including predictive behavioral routing, performance management, quality assurance, predictive analytics, and marketing managed services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, such as the number of users to whom the Company provides one or more of its Behavioral Analytics offerings, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period as the service is performed for the client.

Other Revenue

Other revenue consists of deployment revenue, professional services revenue, and reimbursed expenses revenue.

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription or pilot period. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in prepaid expenses and other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

Professional services revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training, as well as fees generated from the Company’s operational consulting services. The professional services are performed for the Company’s clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared with the total estimated hours over the entire term of the contract.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for the Company’s clients. An equivalent amount of reimbursable expenses is included in total cost of other revenue.

Business Segments

The Company operates in a single business segment, focused primarily on Behavioral Analytics. Financial information concerning our business segment is included in “Financial Statements and Supplementary Data” Part II, Item 8 of this Annual Report on Form 10-K.

International Operations

The Company’s services are currently delivered to clients in the United States, however prior to November 2015, the Company had also delivered services to a client in the United Kingdom. The Company’s revenue is and has been recognized in the Company’s U.S. entity. The Company’s long-lived assets are and have been predominately located in the United States and consist of equipment, software, furniture and fixtures, and leasehold improvements (net of accumulated depreciation and amortization).

Methods of Distribution

Our subscription and other revenue are generated by direct contractual relationships with our clients.

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

Patents

As of December 31, 2015, we held twenty-two U.S. patents and one European patent and have applied for over twenty additional patents. These patents cover a broad range of our analytics capabilities, including methods for analyzing language to assess customer personality, routing customers based on personality in real time, optimizing routing to improve agent performance, and analyzing data to improve employee performance. Our issued patents will expire between 2025 and 2034.

Trademarks

We have obtained U.S. federal trademark registration for the MATTERSIGHT word mark and our tagline “The Chemistry of Conversation”. We believe that the registration of the MATTERSIGHT word mark and tagline in the United States is material to our operations.

Licenses

A majority of our clients require that we grant to them licenses in and to the intellectual property rights associated with the work product we create in the course of providing services. In some cases, our clients require assignment of ownership in the intellectual property rights to such work product, typically where such work product incorporates their confidential information or would provide them some competitive advantage in their industry. Absent an agreement to the contrary, each assignment of ownership in intellectual property rights would result in our inability to reuse the relevant work product with other clients. As a result, it is our practice to retain the rights in the underlying core intellectual property on which such work product is based, including methodologies, workplans, and software, as well as residual know-how. If we are unable to retain such rights, it is our policy to obtain from our clients a broad license to sell service offerings using such work product to other clients.

Seasonality

We typically experience modest increases in revenue and earnings from our healthcare clients during the fourth quarter due to annual healthcare enrollment periods and increased claims processing at year-end.  Any other seasonal impact to our revenue and earnings is limited, as a significant portion of our revenue is earned through our Behavioral Analytics subscription services, which is a recurring annual revenue stream.

Clients

During fiscal year 2015, our five and ten largest clients accounted for 73% and 89% of our total revenue, respectively. During fiscal year 2014, our five and ten largest clients accounted for 75% and 91% of our total revenue, respectively. During fiscal year 2013, our five and ten largest clients accounted for 69% and 90% of our total revenue, respectively. In fiscal year 2015, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and CVS Caremark Corporation, which accounted for 31%, 15%, and 13% of total revenue, respectively. In fiscal year 2014, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and Health Care Service Corporation, which accounted for 25%, 20%, and 11% of total revenue, respectively. In fiscal year 2013, there were four clients that accounted for 10% or more of total revenue: Vangent, Inc.; Progressive Casualty Insurance Company; Allstate Insurance Company; and United HealthCare Services, Inc., which accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. For fiscal years 2015, 2014, and 2013, nine, seven, and nine clients, respectively, each accounted for over $1 million of total revenue. See “Note Two—Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

Competition

Although we view the manner in which we provide Behavioral Analytics, and its benefits, to be unique, we nonetheless operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services that may be viewed as similar to ours. These competitive organizations include data analytics solutions providers, voice recording and voice analytic services providers and software licensors, call routing solution providers, and strategic consulting firms.  We believe that few competitors offer the full range and depth of services that we can provide, but they may compete with us on individual factors such as expertise, price, or capacity.

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

Environmental Issues

There are no known material compliance issues regarding the Company with any Federal, state, or local environmental regulations.

Employees

As of December 31, 2015, we employed 241 persons, none of whom is represented by a union. We consider our employee relations to be good.

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

Mattersight was incorporated in Delaware in May 1999. Our executive office is currently located at 200 W. Madison Street, Suite 3100, Chicago, Illinois 60606 and our main telephone number is (877) 235-6925.

Item 1A.	Risk Factors

There are a number of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Annual Report on Form 10-K, we believe the more significant of such risks and uncertainties include the following:

We have not realized an operating profit in sixteen years and there is no guarantee that we will realize an operating profit in the foreseeable future.

As of December 31, 2015, we had an accumulated deficit of $242.1 million. We expect to continue to use cash and incur operating expenses to support our growth, including costs associated with recruiting, training, and managing our sales force, costs to develop and acquire new technology, and promotional costs associated with reaching new clients. These investments, which typically are made in advance of revenue, may not yield an offsetting increase in revenue. As a result of these factors, our future revenue and income potential is uncertain. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our product development efforts, diversify our product offerings, or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.

In some future periods, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our publicly-traded securities may fall. Our revenue and operating results may vary significantly due to a number of factors, many of which are not in our control. We may incur an impairment of goodwill and long-lived assets if our financial results are adversely impacted by these factors and we continue to incur financial losses or our stock price declines. These factors include:

•	Our ability to continue to grow our revenue and meet anticipated growth targets;
•	Our ability to maintain our current relationships, and develop new relationships, with clients, service providers, and business partners;
•	Unanticipated cancellations or deferrals of, or reductions in the scope of, our major Behavioral Analytics contracts;
•	The length of the sales cycle associated with our solutions;
•	Our ability to successfully introduce new, and upgrade our existing, service offerings for clients;
•	Our ability to respond effectively to competition;
•	The mix of our service offerings sold in any period;
•	The cost and potential outcomes of litigation, which could have a material adverse effect on our business;
•	Future accounting pronouncements or changes in our accounting policies; and
•	General economic conditions.

If we are unable to address these risks, our business, results of operations, and prospects could suffer.

We depend on a limited number of clients for a significant portion of our revenue, and the loss of a significant client or a substantial decline in the size or scope of deployments for a significant client, could have a material adverse effect on our business.

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our total revenue from a limited number of clients. See “Clients” in Part I Item 1 and “Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Annual Report on Form 10-K for more information on the portion of our total revenue derived from these clients. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own businesses, our total revenue could decline substantially and that could significantly harm our business. In addition, because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our Days Sales Outstanding.

We depend on good relations with our clients, and any harm to these good relations may materially and adversely affect our business and our ability to compete effectively.

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

We believe that establishing and maintaining a good reputation and brand name is critical for attracting and expanding our targeted client base and we are investing substantially in marketing in order to expand our name recognition in the marketplace for our services and solutions. If potential clients do not know the types of solutions we provide, or if our reputation is damaged, then we may become less competitive or lose our market share. Promotion and enhancement of our name and brand will depend largely on both the efficacy of our relatively nascent marketing efforts and our success in providing high quality services, software, and solutions, neither of which can be assured.

Our clients use our solutions for critical applications. If clients do not perceive our solutions to be effective or of higher quality than those available from our competitors, or if our solutions result in errors, defects, or other performance problems, then our brand name and reputation could be materially and adversely affected, we could lose potential sales and existing customers, including through early termination of our contracts, our ability to operate our business may be impaired, and our business may suffer.

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

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may also lose clients that merge with or are acquired by companies using a competitor's offering or an internally-developed tool. If we cannot compete successfully against our current and future competitors, our business may be harmed.

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

Because our services and solutions are not simple, mass-market items with which our potential clients are already familiar, it is necessary for us to devote significant time and effort to the process of educating our potential clients about the benefits and value of our services and solutions as part of the sales process. In addition, because our services and solutions are sophisticated and in most cases are not readily usable by clients without our assistance in integration and configuration, training, and/or analysis, we must devote significant time during the installation and subscription process in order to ensure that our services and solutions are successfully deployed. These efforts increase the time and difficulty of completing transactions, make it more difficult to efficiently deploy our limited resources, and create risk that we will have invested in an opportunity that ultimately does not come to fruition. If we are unable to demonstrate the benefits and value of our services and solutions to clients and efficiently convert our sales leads into successful sales and installations, our results of operations may be adversely affected.

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

In light of the highly-confidential information that we record and maintain, our clients require that we agree not to limit our liability in the event of a security breach resulting in the loss of, or unauthorized access to, personally-identifiable or other confidential data. As a result, the disclosure or loss of such data despite the extensive precautions we undertake could result in the considerable diminution of our business and prospects and could subject us to substantial liability.

In addition, the laws, regulations, and industry standards governing these matters are changing rapidly. It is possible that the resources we devote to comply with such laws, regulations, and industry standards, and our clients’ particular requirements, could increase materially. In our contracts, we generally agree to indemnify our clients for expenses and liabilities resulting from unauthorized access to or disclosure of confidential data, such as those arising from data breach notification requirements. These indemnity obligations are generally not subject to contractual limitations on liability. As a result, the amount of liability we could incur in connection with these indemnity obligations could exceed the revenue we receive from the client under the applicable contract.

Our financial results could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Economic and political conditions in the United States affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial conditions and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. In addition, these economic conditions may cause our clients to delay payments for services we have provided to them, resulting in a negative impact to our cash flow. If we are unable to successfully anticipate changing economic and political conditions, then we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

We believe that our success depends substantially on our ability to attract, train, motivate, and retain highly skilled management, strategic, technical, product development, data analysis, and other key professional employees. Our business straddles the information-technology and data analytics services industries, which are people-intensive and face shortages of qualified personnel, especially those with specialized skills or experience. We compete with other companies to recruit and hire from this limited pool, particularly in Austin, Texas, the location of our research and development team, and in Chicago, Illinois, the location of our data science and analytics teams.

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

Despite our efforts to protect our intellectual property rights from unauthorized use or disclosure, others may attempt to disclose, obtain, or use our rights. The steps we take may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property rights. In addition, we may not detect unauthorized use of, or take timely and effective actions to enforce and protect, our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant's own intellectual property. Third parties may challenge the validity or ownership of our intellectual property, and these challenges could cause us to lose our rights, in whole or in part, to our intellectual property or narrow the scope of our rights such that they no longer provide meaningful protection.

We may be required to obtain licenses from others to refine, develop, market, and deliver current and new services and solutions. There can be no assurance that we will be able to obtain any of these licenses on commercially reasonable terms or at all, or that rights granted by these licenses ultimately will be valid and enforceable.

If we fail to meaningfully protect our intellectual property, our business, brand, operating results, and financial condition could be materially harmed.

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

In our contracts with clients, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringement by our services, products, or solutions, in most cases excluding third-party components, of the intellectual property rights of others. In some instances, the amount of these indemnity obligations may be greater than the revenue we receive from the client under the applicable contract. In addition, we may develop work product in connection with specific projects for our clients. Although our contracts with our clients generally provide that we retain the ownership rights to our work product, it is possible that clients may assert rights to, and seek to limit our ability to resell or reuse, our work product. Furthermore, in some cases we assign to clients the copyright and, at times, other intellectual property rights, in and to some aspects of the software, documentation, or other work product developed for these clients in connection with these projects, which limits our ability to resell or reuse this intellectual property.

Increasing government regulation could cause us to lose clients or impair our business.

We are subject not only to laws and regulations applicable to businesses generally, but we are also subject to certain U.S. and foreign laws and regulations applicable to our service offerings, including, but not limited to, those related to data privacy and security, electronic commerce, and call recording. Laws and regulations enacted in the United States, both at the state and federal level, as well as significant new rules issued with respect thereto, impose substantial requirements relating to the privacy and security of personal data, as well as the reporting of breaches with respect to personal data. Legislation that may be enacted in the future may add further requirements in these and other areas. In addition, we may be affected indirectly by legislation that impacts our existing and prospective clients, who may pass along to us by contract their legal obligations in these and other areas. Any such laws and regulations therefore could affect our existing business relationships or prevent us from obtaining new clients.

It may be difficult for us to access debt or equity markets to meet our financial needs.

In the event, for any reason, we need to raise additional funds in the future, through public or private debt or equity financings, such funds may not be available or may not be available on terms favorable to us. Additionally, the terms of our credit facility with Silicon Valley Bank limits our ability to enter into a public or private debt financing.  The failure by us to obtain such financing, if needed, may have a material adverse effect upon our business, financial condition, results of operations, and prospects.

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, factors affecting the market price of our common stock include:

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of comparable companies;
•	changes in the market perception of behavioral and personality-based software products generally or in the effectiveness of our solutions in particular;
•	announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by our competitors;
•	litigation involving us;
•	investors' general perception of us;
•	changes in general economic, industry, and market conditions and trends; and
•	recruitment or departure of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management's attention and resources from our business.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. In addition, the terms of our credit facility with Silicon Valley Bank, and any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

As described in our Management’s Annual Report on Internal Control Over Financial Reporting at Item 9A of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2015. The existence of this or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

Our operating results may be negatively affected if we are required to collect sales tax or other transaction taxes on all or a portion of sales in jurisdictions where we are currently not collecting and reporting tax.

We have historically collected sales and other transaction taxes as required. Current economic and political conditions make sales and other transaction tax laws in many state, local, and foreign jurisdictions subject to reassessment and change.  If a taxing authority were to successfully assert that we have not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and we were unable to enforce the terms of our contracts with customers that give us the right to reimbursement for assessed sales taxes, we could incur significant tax liabilities. Increased taxability of our products and services could increase our administrative costs, discourage clients from purchasing our products and services, or otherwise substantially harm our business and results of operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal physical properties employed in our business consist of our leased office facilities in Chicago, Illinois; Edina, Minnesota; and Austin, Texas. Our executive offices are located at 200 West Madison Street, Suite 3100, Chicago, Illinois 60606. The initial lease term for this property, which became effective on July 1, 2015, terminates on July 31, 2022. The lease includes one five-year renewal option.

Our total employable space is approximately 44,000 square feet. We do not own any real estate. We believe that our leased facilities are appropriate for our current business requirements.

Item 3.	Legal Proceedings.

From time to time, the Company has been subject to legal claims arising in connection with its business and the results of these claims, when they arise, cannot be predicted with certainty. There are no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s business, financial position, results of operations, or prospects.

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

	High	Low
Fiscal Year 2015
Fourth Quarter	$8.10	$6.25
Third Quarter	8.00	5.59
Second Quarter	7.49	5.56
First Quarter	7.50	4.75
Fiscal Year 2014
Fourth Quarter	$6.62	$5.01
Third Quarter	6.25	4.41
Second Quarter	7.21	4.66
First Quarter	7.85	4.75

There were approximately 108 owners of record of Common Stock as of February 25, 2016. The last reported sale price of the Common Stock on the NASDAQ Global Market on February 25, 2016 was $4.24.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III Item 12 of this Annual Report on Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Sale of Unregistered Securities

On June 4, 2014, Partners for Growth IV, L.P. (“PfG”) elected to partially exercise a warrant by exchanging 57,196 of its total 129,032 shares of Common Stock issuable upon exercise of the warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014, and 71,836 shares of Common Stock remained issuable upon exercise of the warrant as of June 4, 2014. On September 29, 2015, PfG fully exercised its remaining warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 46,689 shares of Common Stock to PfG, in full settlement of the warrant.

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise a warrant by exchanging 4,945 of its total 10,322 shares of Common Stock issuable upon exercise of the warrant through a through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014 and 5,377 shares of Common Stock remained issuable upon exercise of the warrant as of June 4, 2014. On September 29, 2015, PfG Equity Investors, LLC fully exercised its remaining warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,495 shares of Common Stock to PfG Equity Investors, LLC, in full settlement of the warrant.

The shares of Common Stock issued upon exercise of the warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities law and were issued pursuant to Section 3(a)(9) of the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Common Stock with the cumulative total return of (i) a peer group of other publicly-traded information-technology consulting companies selected by the Company (the “Peer Group Index”), and (ii) the NASDAQ Global Market Index. Cumulative total stockholder return is based on the period from January 1, 2011 through the Company’s fiscal year end on Thursday, December 31, 2015. The comparison assumes that $100 was invested on January 1, 2011 in each of Mattersight Common Stock, the Peer Group Index, and the NASDAQ Global Market Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return for Mattersight Corporation,

Peer Group Index, and NASDAQ Global Market Index

	1/1/11	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Mattersight Common Stock	$100.00	$72.66	$77.66	$74.84	$97.66	$102.50
Peer Group Index(1)	100.00	94.61	94.89	125.31	163.46	147.77
NASDAQ Global Market Index	100.00	100.62	116.97	166.27	188.90	200.15

(1)	The Peer Group Index consists of Verint Systems, Inc. and Nice Systems Limited.

Repurchase of Equity Securities

The following table provides information relating to the Company’s repurchase of shares of its Common Stock in the fourth quarter of 2015. These repurchases reflect shares withheld upon vesting of restricted stock to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2015 – October 31, 2015	—	$—
November 1, 2015 – November 30, 2015	17,087	$7.09
December 1, 2015 – December 31, 2015	—	$—
Total	17,087	$7.09

Dividends

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our 7% Series B Convertible Preferred Stock (the “Series B Stock”) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2015 (the aggregate amount of these dividends was approximately $2.1 million). Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions.

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

During fiscal year 2012, the Company repurchased 19,758 shares of Series B Stock and paid accrued and unpaid dividends of two thousand dollars in connection with such purchase.

Equity Compensation Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

Item 6.	Selected Consolidated Financial Data.

The following tables summarize our selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the Consolidated Financial Statements of the Company and the notes thereto. Our historical results are not necessarily indicative of our future results.

	(In thousands, except per share data)(1)
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December31, 2011
Total revenue	$39,912	$30,319	$34,494	$33,863	$29,095
Loss from continuing operations	$(15,681)	$(14,232)	$(11,172)	$(15,470)	$(10,560)
Net (loss) income available to common stockholders	$(16,269)	$(14,821)	$(11,761)	$(15,881)	$10,553
Basic loss from continuing operations per share	$(0.70)	$(0.74)	$(0.70)	$(1.01)	$(1.29)
Total assets	$40,402	$32,078	$30,749	$31,362	$49,265
Long-term obligations	$8,900	$3,990	$4,473	$3,605	$4,437
Series B Stock	$8,388	$8,406	$8,411	$8,411	$8,521
Capital leases	$3,433	$2,813	$2,832	$2,305	$2,823

(1)

See “Note One—Description of Business” and “Note Two—Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K for business discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leader in behavioral analytics and a pioneer in personality-based software products. Using a stack of innovative, patented applications, Mattersight analyzes and predicts customer behavior based on the language exchanged between agents and customers during brand interactions. These insights are then used to facilitate more effective and effortless customer conversations, which, in turn, drive increased customer satisfaction and retention, employee engagement, and operating efficiency.

Key Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.

ACV Bookings.  We calculate the annual contract value (“ACV”) of new incremental bookings based on the estimated subscription revenue and other revenue for a customer contract executed in the quarter, actual growth in the account beyond the original booking, and any committed future growth. We regularly review ACV bookings on a rolling four quarter basis and also review the percentage of ACV bookings generated by new customers. Our management uses this as a measure of the effectiveness of our sales and marketing investment, and as a proxy for future revenue growth.

Annualized Revenues in Deployment.  We calculate the annualized revenues in deployment as the ACV bookings for which we have not yet recognized revenue because the services are still in the process of being deployed to the customer.  Once the services go live for a particular contract, the amount of annualized revenues in deployment for that contract moves to annualized revenues. Our management uses this as a measure of the average time to deploy our bookings and as a proxy for future revenue growth.

Annualized Book of Business.  We calculate the annualized book of business as the sum of our quarterly revenue (annualized) and our annualized revenue in deployment. Our management uses this as a proxy for future revenue growth.

Gross Margin.  We calculate gross margin as the difference between our total revenue and the total cost of revenue, divided by total revenue, expressed as a percentage. Our management uses this as a measure of the efficiency of our service delivery organization.

Performance Highlights

The following table presents our performance on the key metrics for the periods presented:

	For the Fiscal Year Ended 2015
	(in millions, except percentage data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
ACV Bookings	$ 3.1	$ 5.8	$ 6.9	$ 7.0	$22.7
Rolling 4 Quarters ACV Bookings	$17.1	$19.0	$22.6	$22.7	$22.7
% of Rolling 4 Quarters ACV Bookings generated by new customers	27%	46%	42%	50%	50%
Annualized Revenues in Deployment	$ 8.1	$10.0	$11.7	$15.1	$15.1
Annualized Book of Business	$45.3	$49.0	$53.6	$56.6	$56.6
Gross Margin	72%	73%	76%	72%	73%

Change in Presentation

During fiscal year 2015, Mattersight reclassified certain expenses, which had been previously reported within selling, marketing and development, to distinguish between (i) research and development and (ii) sales and marketing expenses.

Beginning in fiscal year 2015, Mattersight began to report subscription revenue (which consists of Behavioral Analytics subscription revenue and marketing managed services revenue) and other revenue (which consists of deployment revenue, professional services revenue, CRM services revenue, and reimbursed expenses revenue). Previously, in fiscal year 2014, Mattersight reported Behavioral Analytics revenue (which consisted of subscription revenue, deployment revenue, and professional services revenue) and other revenue (which consisted of CRM services revenue and marketing managed services revenue). Reimbursed expenses revenue was reported separately.

The Company believes the revised presentation provides a clearer understanding of the Company’s business and revenue streams. The changes in presentation did not have an impact on the Company’s total revenue, total cost of revenue, or total operating expenses. There was no change to the Company’s significant accounting policies. Revenue and expense classifications for fiscal year 2014 and 2013 have been revised to conform to the Company’s current presentation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the costs and timing of completion of client projects, our ability to collect accounts receivable, and the ability to realize our net deferred tax assets, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The fiscal year-end dates referenced herein for fiscal years 2015, 2014, and 2013 are December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Subscription Revenue

Subscription revenue consists of revenue derived from Mattersight’s Behavioral Analytics service offerings, including predictive behavioral routing, performance management, quality assurance, predictive analytics, and marketing managed services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, such as the number of users to whom the Company provides one or more of its Behavioral Analytics offerings, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period as the service is performed for the client.

Other Revenue

Other revenue consists of deployment revenue, professional services revenue, and reimbursed expenses revenue.

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription or pilot period. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in prepaid expenses and other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

Professional services revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training, as well as fees generated from the Company’s operational consulting services. The professional services are performed for the Company’s clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared with the total estimated hours over the entire term of the contract.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for the Company’s clients. An equivalent amount of reimbursable expenses is included in total cost of other revenue.

Unearned Revenue

Payments received for Behavioral Analytics contracts in excess of the amount of revenue recognized for these contracts are recorded as unearned revenue until the applicable revenue recognition criteria are met.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from clients not paying for unpaid or disputed invoices for contractual services provided. Additional allowances may be required if the financial condition of our clients deteriorates.

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. Fair value of the warrants was measured using a Monte Carlo option pricing model. See “Note Eighteen—Stock Warrants” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case for the reporting unit, we perform a detailed quantitative assessment using a two-step test approach. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared with the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company currently operates in a single business segment or reporting unit.

In 2015, after completing our annual qualitative review, we concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual reviews of goodwill as of December 31, 2015 and December 31, 2014. The carrying value of goodwill was $1.0 million as of December 31, 2015 and December 31, 2014.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, marketing managed services customer relationships, and the purchase of certain intellectual property rights in 2015. The costs related to patent and trademark applications and the purchase of certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized. The original cost of intangible assets as of December 31, 2015 and December 31, 2014 was $6.7 million and $3.4 million, respectively. Accumulated amortization of intangible assets was $3.4 million as of December 31, 2015 and was $2.8 million as of December 31, 2014. Currently, amortization expense of intangible assets is expected to be $0.5 million annually.

Income Taxes

We have recorded income tax valuation allowances on our net deferred tax assets to account for the unpredictability surrounding the timing of realization of our U.S. and non-U.S. net deferred tax assets due to continuing operating losses. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on a return to or achieving predictable levels of profitability.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see “Note Two—Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2015, including the following:

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

We cannot guarantee any future results, levels of activity, performance, or achievements. The statements made in this Annual Report on Form 10-K represent our views as of the date of this report, and it should not be assumed that the statements made in this Report remain accurate as of any future date. Moreover, we assume no obligation to update forward-looking statements, except as may be required by law. In light of Regulation FD, it is our policy not to comment on earnings, financial guidance, or operations other than through press releases, publicly announced conference calls, or other means that will constitute public disclosure for purposes of Regulation FD.

Business Outlook

Based on research from third-party analysts, we believe the call center industry is ripe for disruption and innovation. We believe what the call center was designed to accomplish and how it was measured are parts of an outdated mode of business that is disconnected from the needs of today’s consumer. In fact, research from the CEB suggests that any call center interaction is four times more likely to drive customer disloyalty. Given a rise in self-service, these interactions are only becoming more complex and fraught with greater risk.

Through Behavioral Analytics, we seek to provide our clients with personality-based software applications that mitigate the complexity and reduce the risk of these call center interactions. According to Gartner, Inc., there were six million call center seats in North America in 2015, and less than 1% of this market is penetrated by personality-based software applications. We believe that we are uniquely positioned to capitalize on this opportunity. Our strategy to increase revenue and capture market share includes the following elements:

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

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Revenue

Our total revenue increased $9.6 million, or 32%, to $39.9 million in fiscal year 2015, from $30.3 million in fiscal year 2014. The $9.6 million increase in total revenue in fiscal year 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract, as well as expansion of user counts in our existing client base.

Subscription revenue increased by $9.7 million, or 37%, to $36.1 million in fiscal year 2015, from $26.4 million in fiscal year 2014. The $9.7 million increase in subscription revenue in fiscal year 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract, as well as expansion of user counts in our existing client base.

Other revenue decreased by $0.1 million, or 3%, to $3.8 million in fiscal year 2015, from $3.9 million in fiscal year 2014.

The Company’s top five clients accounted for 73% of total revenue in fiscal year 2015 and 75% of total revenue in fiscal year 2014. The top ten clients accounted for 89% of total revenue in fiscal year 2015 and 91% of total revenue in fiscal year 2014. In both fiscal year 2015 and 2014, three clients each accounted for 10% or more of total revenue. In fiscal year 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 31%, 15%, and 13% of total revenue, respectively. In fiscal year 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and HealthCare Service Corporation accounted for 25%, 20%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Total cost of revenue primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Total cost of revenue excludes depreciation and amortization.

Cost of subscription revenue was $8.1 million, or 22% of subscription revenue, in fiscal year 2015, compared with $6.8 million, or 26% of subscription revenue, in fiscal year 2014. The $1.3 million increase in cost was primarily due to increased revenue and incremental personnel costs. The favorable decrease in percentage was primarily due to better leverage of our cost structure supporting our subscription clients.

Cost of other revenue remained unchanged at $2.6 million in both fiscal years 2015 and 2014.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in total cost of revenue.

Research and development expenses increased $1.4 million, or 11%, to $13.9 million in fiscal year 2015 from $12.5 million in fiscal year 2014. The $1.4 million increase was primarily due to higher compensation and outside services costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing.

Sales and marketing expenses increased $4.7 million, or 51%, to $13.8 million in fiscal year 2015 from $9.1 million in fiscal year 2014. The increase was primarily due to higher compensation and marketing costs.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $2.6 million, or 28%, to $11.7 million in fiscal year 2015 from $9.1 million in fiscal year 2014. The $2.6 million increase was due to higher compensation, and recruiting and legal expenses.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million, or 47%, to $4.5 million in fiscal year 2015, from $3.0 million in fiscal year 2014. The increase was due to higher capital expenditures and losses on fixed asset disposals in 2015.

Amortization of Intangibles

Amortization of intangibles increased $0.4 million, to $0.5 million in fiscal year 2015 from $0.1 million in fiscal year 2014. The $0.4 million increase was due to the purchase of certain intellectual property rights.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $15.1 million in fiscal year 2015, compared with an operating loss of $13.0 million in fiscal year 2014.

Interest and Other Expense, Net

Interest and other expense decreased $0.5 million, or 46%, to $0.6 million of expense in fiscal year 2015 compared with $1.1 million of expense in fiscal year 2014. The decrease was primarily related to a 2014 $0.5 million write-off of deferred financing fees in connection with the termination of our PfG Credit Facility (see “Note Nine—Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K) effective August 14, 2014.

Change in Fair Value of Warrant Liability

The fair value of warrant liability decreased less than $0.1 million in fiscal year 2015 and increased $0.1 million in fiscal year 2014.

Income Tax Provision

The income tax provision was less than $0.1 million in fiscal years 2015 and 2014. As of December 31, 2015 and 2014, total net deferred tax assets of $75.8 million and $71.0 million, respectively, were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $16.3 million in fiscal year 2015, compared with net loss available to holders of Common Stock of $14.8 million in fiscal year 2014. Accrued dividends to holders of Series B Stock were $0.6 million in fiscal years 2015 and 2014. In fiscal year 2015, there was a net loss of $0.70 per share on a basic and diluted basis, compared with a net loss of $0.74 per share on a basic and diluted basis in fiscal year 2014.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Revenue

Our total revenue decreased $4.2 million, or 12%, to $30.3 million in fiscal year 2014, from $34.5 million in fiscal year 2013. The $4.2 million decrease in total revenue in fiscal year 2014 was primarily due to the expiration of our contract with Vangent, Inc. on December 31, 2013.

Subscription revenue was $26.4 million in fiscal year 2014 and $28.6 million in fiscal year 2013. The $2.2 million, or 8%, decrease in subscription revenue in fiscal year 2014 was also primarily due to the expiration of our contract with Vangent, Inc. on December 31, 2013.

Other revenue decreased by $2.0 million, to $3.9 million in fiscal year 2014, from $5.9 million in fiscal year 2013. This decrease in revenue was primarily due to the expiration of our contract with Vangent, Inc. on December 31, 2013.

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

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Total cost of revenue primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Total cost of revenue excludes depreciation and amortization.

Cost of subscription revenue was $6.8 million, or 26% of Subscription revenue, in fiscal year 2014, compared with $7.1 million, or 25% of Subscription revenue, in fiscal year 2013. The favorable decrease in cost was primarily due to (i) improved productivity in our Delivery organization resulting in lower compensation costs, (ii) better leveraging of the cost structure supporting our subscription clients, and (iii) the decline in revenue.

Cost of other revenue was $2.6 million, or 65% of other revenue in fiscal year 2014, compared with $3.9 million, or 67% of other revenue, in fiscal year 2013.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in total cost of revenue.

Research and development expenses increased $1.4 million, or 13%, to $12.5 million in fiscal year 2014 from $11.1 million in fiscal year 2013. The $1.4 million increase was primarily due to higher compensation and outside services costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing.

Sales and marketing expenses decreased $1.5 million, or 15%, to $9.1 million in fiscal year 2014 from $10.6 million in fiscal year 2013. The decrease was primarily due to lower compensation expense.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.3 million, or 4%, to $9.1 million in fiscal year 2014 from $8.8 million in fiscal year 2013. The $0.3 million increase was due to higher compensation expense.

Severance and Related Costs

There were no severance and related costs in fiscal year 2014. In fiscal year 2013, there was $0.2 million of expense, which was related to severance and related costs for the elimination of one position.

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 12%, to $3.0 million in fiscal year 2014 from $3.4 million in fiscal year 2013. The decrease was due to capital lease disposals and assets that became fully depreciated near the end of the second and third quarters of 2014.

Amortization of Intangibles

Amortization of intangibles remained unchanged at $0.1 million in fiscal years 2014 and 2013.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $13.0 million in fiscal year 2014, compared with an operating loss of $10.8 million in fiscal year 2013.

Interest and Other Expense, Net

Interest and other expense was $1.1 million of expense in fiscal year 2014 compared with $0.5 million of expense in fiscal year 2013. The increase was primarily related to a $0.5 million write-off of deferred financing fees in connection with the termination, effective August 14, 2014, of the Loan and Security Agreement dated August 19, 2013, entered into by the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, and Partners for Growth IV, L.P.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was an expense of $0.1 million in fiscal years 2014 and 2013. Changes in our common stock price are the main driver in calculating the fair value of our outstanding warrants.

Income Tax (Provision) Benefit

The income tax provision was less than $0.1 million in fiscal year 2014 and the tax benefit was $0.2 million in fiscal year 2013. The income tax benefit in fiscal year 2013 was due to a favorable tax ruling on a previously accrued income tax liability. As of December 31, 2014 and 2013, total net deferred tax assets of $71.0 million and $67.6 million, respectively, were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of Common Stock of $14.8 million in fiscal year 2014 compared with net loss available to holders of Common Stock of $11.8 million in fiscal year 2013. Accrued dividends to holders of Series B Stock were $0.6 million in both fiscal years 2014 and 2013. In fiscal year 2014, there was net loss of $0.74 per share on a basic and diluted basis, compared with net loss of $0.70 per share on a basic and diluted basis in fiscal year 2013.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of December 31, 2015, our principal capital resources consisted of our cash and cash equivalents balance of $15.4 million, which includes $0.1 million in foreign bank accounts.

The increase in cash during fiscal year 2015 was primarily from proceeds of $15.9 million, net of fees, received from the sale of 2,728,712 shares of Common Stock pursuant to the Common Stock Purchase Agreement executed by the Company on July 22, 2015. The increase was partially offset by the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, the acquisition of treasury stock, an increase in accounts receivable and a decrease in unearned revenue.

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

Cash Flows from Operating Activities

Net cash used in operating activities during fiscal year 2015 was $6.4 million compared with cash used of $6.9 million during fiscal year 2014. During fiscal year 2015, net cash used in operating activities consisted primarily of the net loss before non-cash items of $5.3 million and a decrease in unearned revenue of $2.4 million, partially offset by other favorable net working capital changes of $1.4 million.

Net cash used in operating activities during fiscal year 2014 was $6.9 million compared with cash of $1.6 million during fiscal year 2013. During fiscal year 2014, net cash used in operating activities consisted primarily of the net loss before non-cash items of $6.8 million and an increase in accounts receivable.

Days Sales Outstanding (“DSO”) was 41 days at December 31, 2015, compared with 38 days at December 31, 2014, an increase of three days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $5.8 million and $1.0 million of cash in investing activities during fiscal years 2015 and 2014, respectively.

Capital expenditures during fiscal year 2015 were primarily related to the purchase of computer hardware and software in addition to a one-time investment in relocating our corporate headquarters. Capital expenditures during fiscal year 2014 were primarily related to the purchase of computer hardware and software. We currently expect capital expenditures of between $2.0 million and $2.5 million for fiscal year 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.4 million during fiscal year 2015 compared with cash provided by financing activities of $8.8 million during fiscal year 2014. Net cash proceeds of $13.4 million during fiscal year 2015 were primarily attributable to proceeds of $15.9 million, net of fees, received from the sale of 2,728,712 shares of Common Stock (the “Shares”) in a registered direct offering pursuant to a definitive Common Stock Purchase Agreement executed July 22, 2015 (the “2015 Purchase Agreement”), partially offset by (i) $2.1 million of principal payments under our capital lease obligations and (ii) $0.9 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Net cash proceeds of $8.8 million, during fiscal year 2014 were primarily attributable to proceeds of $11.1 million, net of fees, from the sale of the 2014 Shares pursuant to the 2014 Purchase Agreement, partially offset by (i) $1.7 million of principal payments under our capital lease obligations and (ii) $0.8 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our Series B Stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2015 (the aggregate amount of these dividends was approximately $2.1 million). During fiscal year 2012, the Company’s Board of Directors declared a cash dividend of $0.1785 per share on the Series B Stock for the dividend period January 1, 2012 through June 30, 2012. The dividend payment of $0.3 million was paid on July 2, 2012. Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into Common Stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock are permissible at the option of the holder.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the first quarter of 2016 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our revolving line of credit (see “Credit Facility” below). Our balance of cash and cash equivalents was $15.4 million as of December 31, 2015.

We anticipate that our current unrestricted cash resources, together with operating revenue, capital lease financing, and our line of credit with Silicon Valley Bank, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Credit Facility

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility provides for, among other things, a maximum credit limit of $15 million, a term through March 10, 2017, and an interest rate of prime plus 1.25%. The SVB Credit Facility additionally provides for an annual commitment fee of $0.1 million and an early termination fee of 1.0% in the first year of its term, and 0.25% thereafter, prior to maturity. The Company has a zero balance outstanding under the SVB Credit Facility as of December 31, 2015. The Company was in compliance with all of its debt covenants under the SVB Credit Facility as of December 31, 2015.

The SVB Credit Facility imposes various restrictions on the Company, including usual and customary limitations on the ability of the Company or any of its subsidiaries to incur debt and to grant liens upon their assets, and prohibits certain consolidations, mergers, and sales and transfers of assets by the Company and its subsidiaries. The SVB Credit Facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the SVB Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the SVB Credit Facility will automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

See “Note Nine—Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

Accounts Receivable Customer Concentration

As of December 31, 2015, two clients, United HealthCare Services, Inc., and CVS Caremark Corporation, accounted for 46% and 19% of total gross accounts receivable, respectively. Of these amounts, we have collected 96% from United HealthCare Services, Inc., and 47% from CVS Pharmacy, Inc., through February 22, 2016. Of the total December 31, 2015 gross accounts receivable, we have collected 67% as of February 22, 2016. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $3.4 million as of December 31, 2015 and $2.8 million as of December 31, 2014. We are a party to capital lease agreements with leasing companies to fund our on-going equipment requirements. We expect to incur new capital lease obligations of between $1.5 million to $2.0 million for fiscal year 2016 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of December 31, 2015. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Letters of credit	$3.3	$3.3	$—	$—	$—
Operating leases	6.4	1.3	2.1	1.7	1.3
Capital leases	3.8	2.1	1.7	—	—
Purchase obligations	4.7	3.0	1.7	—	—
Total	$18.2	$9.7	$5.5	$1.7	$1.3

Letters of Credit

The amounts set forth in the chart above reflect standby letters of credit issued as collateral for capital leases. Specifically, these amounts reflect the face amount of these letters of credit that expire in each period presented.

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by the Company for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 31, 2015 and December 31, 2014.

Purchase Obligations

Purchase obligations include $3.8 million of commitments reflected as liabilities on our balance sheet as of December 31, 2015, as well as $0.9 million of non-cancellable obligations to purchase goods or services in the future. Purchase obligations include $1.5 million of commitments reflected as liabilities on our balance sheet as of December 31, 2014, as well as $0.6 million of non-cancellable obligations to purchase goods or services in the future.

Off-Balance Sheet Arrangements

During fiscal years 2015, 2014, and 2013, we did not have any relationships with unconsolidated financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The pronouncement is intended to improve financial reporting of leasing transactions. The ASU affects any entity that enters into a lease (as that term is defined in the ASU) with certain specified scope exemptions. The ASU will require organizations that lease assets referred to as “lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The pronouncement will be effective for the Company in fiscal year 2019. The Company is currently evaluating the impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740).” The pronouncement simplifies the presentation of deferred income taxes and requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2015-17 is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted prior to December 15, 2016. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our revolving line of credit, and our cash and cash equivalents and capital leases. Interest on the line of credit is currently based on either Silicon Valley Bank’s prime rate, which varies in accordance with prevailing market conditions. A change in interest rate impacts the interest expense on the line of credit and cash flows. This interest rate risk will not have a material impact on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattersight Corporation

We have audited the accompanying consolidated balance sheets of Mattersight Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II – Valuation of Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mattersight Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016, expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Chicago, IL
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattersight Corporation

We have audited the internal control over financial reporting of Mattersight Corporation Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A  (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

There is the absence of review of user modifications performed by Mattersight employees in the information technology environment and lack of segregation of duties within financial accounting relating to subscription revenue, in conjunction with insufficient documentation of compensating controls, aggregates to a material weakness.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Mattersight Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 11, 2016, which expressed unqualified opinion on those financial statements

We do not express an opinion or any other form of assurance on the section titled “Remediation of Material Weakness in Internal Control Over Financial Reporting” within Management’s Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Chicago, IL
March 11, 2016

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS:
Current Assets:
Cash and cash equivalents	$15,407	$14,238
Receivables, net	4,863	3,460
Prepaid expenses	4,582	4,449
Other current assets	235	236
Total current assets	25,087	22,383
Equipment and leasehold improvements, net	8,523	4,657
Goodwill	972	972
Intangibles, net	3,353	571
Other long-term assets	2,467	3,495
Total assets	$40,402	$32,078
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,223	$1,183
Accrued compensation and related costs	2,761	2,241
Unearned revenue	6,378	7,859
Capital leases	1,819	1,637
Other current liabilities	1,796	2,549
Total current liabilities	13,977	15,469
Long-term unearned revenue	1,597	2,532
Long-term capital leases	1,614	1,176
Other long-term liabilities	5,689	282
Total liabilities	22,877	19,459
Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,644,768 and 1,648,185 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively, with a liquidation preference of $10,443 and $9,877 at December 31, 2015 and December 31, 2014, respectively	8,388	8,406
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,636,853 and 24,046,977 shares issued at December 31, 2015 and December 31, 2014, respectively; and 25,849,876 and 22,324,093 outstanding at December 31, 2015 and December 31, 2014, respectively	276	240
Additional paid-in capital	264,212	243,282
Accumulated deficit	(242,085)	(226,404)
Treasury stock, at cost, 1,786,977 and 1,722,884 shares at December 31, 2015 and December 31, 2014, respectively	(9,239)	(8,879)
Accumulated other comprehensive loss	(4,027)	(4,026)
Total stockholders’ equity	9,137	4,213
Total liabilities and stockholders’ equity	$40,402	$32,078

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended December 31,
	2015	2014	2013
Revenue:
Subscription revenue	$36,091	$26,372	$28,610
Other revenue	3,821	3,947	5,884
Total revenue	39,912	30,319	34,494
Operating expenses:
Cost of subscription revenue	8,072	6,820	7,107
Cost of other revenue	2,604	2,579	3,932
Total cost of revenue, exclusive of depreciation and amortization shown below:	10,676	9,399	11,039
Research and development	13,891	12,545	11,112
Sales and marketing	13,754	9,102	10,648
General and administrative	11,705	9,140	8,782
Severance and related costs	—	—	154
Depreciation and amortization	4,450	3,022	3,450
Amortization of intangibles	492	106	66
Total operating expenses	54,968	43,314	45,251
Operating loss	(15,056)	(12,995)	(10,757)
Interest and other expense, net	(590)	(1,090)	(534)
Change in fair value of warrant liability	3	(124)	(125)
Loss before income taxes	(15,643)	(14,209)	(11,416)
Income tax (provision) benefit	(38)	(23)	244
Net loss	(15,681)	(14,232)	(11,172)
Dividends related to Series B convertible preferred stock	(588)	(589)	(589)
Net loss available to common stockholders	$(16,269)	$(14,821)	$(11,761)
Per share of common stock:
Basic net loss available to common stockholders	$(0.70)	$(0.74)	$(0.70)
Diluted net loss available to common stockholders	$(0.70)	$(0.74)	$(0.70)
Shares used to calculate basic net loss per share	23,264	19,923	16,722
Shares used to calculate diluted net loss per share	23,264	19,923	16,722
Stock-based compensation is included in individual line items above:
Total cost of revenue	$255	$181	$267
Research and development	1,075	1,326	1,821
Sales and marketing	1,330	696	1,615
General and administrative	2,742	1,975	1,872
Severance and related costs	—	—	29

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Fiscal Years Ended December 31,
	2015	2014	2013
Net loss	$(15,681)	$(14,232)	$(11,172)
Other comprehensive loss:
Effect of currency translation	(1)	7	6
Comprehensive net loss	$(15,682)	$(14,225)	$(11,166)

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(15,681)	$(14,232)	$(11,172)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	4,942	3,128	3,516
Stock-based compensation	5,402	4,178	5,575
Severance and related costs	—	—	29
Change in fair value of warrant liability	(3)	124	125
Other	—	—	2
Changes in assets and liabilities:
Receivables	(1,403)	(1,076)	184
Prepaid expenses	(623)	(85)	739
Other assets	910	192	(112)
Accounts payable	(29)	352	(29)
Accrued compensation and related costs	520	397	509
Unearned revenue	(2,416)	310	1,854
Other liabilities	1,992	(222)	330
Total Adjustments	9,292	7,298	12,722
Net cash (used in) provided by operating activities	(6,389)	(6,934)	1,550
Cash Flows from Investing Activities:
Capital expenditures	(4,917)	(766)	(1,233)
Intangible assets	(921)	(251)	(239)
Net cash used in investing activities	(5,838)	(1,017)	(1,472)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	15,942	11,138	5,621
Proceeds from line of credit	15,000	7,000	2,400
Repayments from line of credit	(15,000)	(7,000)	(6,096)
Principal payments under capital lease obligations	(2,116)	(1,701)	(2,117)
Acquisition of treasury stock, net	(874)	(797)	(1,055)
Proceeds from stock compensation and employee stock purchase plans, net	453	165	138
Proceeds from issuance of stock warrants	—	—	4
Net cash provided by (used in) financing activities	13,405	8,805	(1,105)
Effect of exchange rate changes on cash and cash equivalents	(9)	(8)	—
Increase (decrease) in cash and cash equivalents	1,169	846	(1,027)
Cash and cash equivalents, beginning of period	14,238	13,392	14,419
Cash and cash equivalents, end of period	$15,407	$14,238	$13,392
Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,737	$1,692	$2,973
Capital equipment purchased on credit	2,737	1,692	2,973
Fair value of warrants classified as liability	—	380	785
Fair value of intellectual property purchase liability	1,958	—	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$314	$266	$403

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Issued
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity
Balance, December 31, 2012	18,407,848	$184	$216,667	$(201,000)	$(7,027)	$(4,039)	$4,785
Proceeds from issuance of common stock, net	1,538,462	15	5,606	—	—	—	5,621
Issuance of common stock for option awards exercised	4,498	—	16	—	—	—	16
Issuance of common stock related to employee stock programs	728,761	7	1,812	—	—	—	1,819
Amortization/forfeitures of unearned compensation	(213,664)	(1)	4,525	—	—	—	4,524
Purchase of treasury shares	—	—	—	—	(1,055)	—	(1,055)
Series B convertible preferred stock conversions	79	—	1	—	—	—	1
Series B convertible preferred stock dividend	—	—	(589)	—	—	—	(589)
Other comprehensive gain	—	—	—	—	—	6	6
Net loss	—	—	—	(11,172)	—	—	(11,172)
Balance, December 31, 2013	20,465,984	$205	$228,038	$(212,172)	$(8,082)	$(4,033)	$3,956
Proceeds from issuance of common stock, net	2,891,566	29	11,109	—	—	—	11,138
Issuance of common stock for option awards exercised	2,914	—	14	—	—	—	14
Issuance of common stock for warrants exercised	86,366	1	528	—	—	—	529
Issuance of common stock related to employee stock programs	643,706	5	189	—	—	—	194
Amortization/forfeitures of unearned compensation	(44,496)	—	3,988	—	—	—	3,988
Purchase of treasury shares	—	—	—	—	(797)	—	(797)
Series B convertible preferred stock conversions	937	—	5	—	—	—	5
Series B convertible preferred stock dividend	—	—	(589)	—	—	—	(589)
Other comprehensive gain	—	—	—	—	—	7	7
Net loss	—	—	—	(14,232)	—	—	(14,232)
Balance, December 31, 2014	24,046,977	$240	$243,282	$(226,404)	$(8,879)	$(4,026)	$4,213
Proceeds from issuance of common stock, net	2,728,712	27	15,915	—	—	—	15,942
Issuance of common stock for option awards exercised	41,750	—	282	—	—	—	282
Issuance of common stock for warrants exercised	50,184	1	377	—	—	—	378
Issuance of common stock related to employee stock programs	819,632	8	263	—	—	—	271
Amortization/forfeitures of unearned compensation	(53,819)	—	5,178	—	—	—	5,178
Purchase of treasury shares	—	—	—	—	(874)	—	(874)
Reissuance of treasury shares	—	—	(514)	—	514	—	—
Series B convertible preferred stock conversions	3,417	—	17	—	—	—	17
Series B convertible preferred stock dividend	—	—	(588)	—	—	—	(588)
Other comprehensive (loss)	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15,681)	—	—	(15,681)
Balance, December 31, 2015	27,636,853	$276	$264,212	$(242,085)	$(9,239)	$(4,027)	$9,137

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share data)

Note One — Description of Business

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or the “Company”) is a leader in behavioral analytics and a pioneer in personality-based software products. Using a stack of innovative, patented applications, including predictive behavioral routing, performance management, quality assurance, and predictive analytics (collectively, “Behavioral Analytics”), Mattersight analyzes and predicts customer behavior based on the language exchanged between agents and customers during brand interactions. These insights are then used to facilitate more effective and effortless customer conversations, which, in turn, drive increased customer satisfaction and retention, employee engagement, and operating efficiency. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. Mattersight’s solutions have influenced hundreds of millions of shorter, more satisfying customer interactions for leading companies in the healthcare, insurance, financial services, technology, telecommunications, cable, utilities, education, hospitality, and government industries.

The Company’s multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, the Company’s Behavioral Analytics offerings enable its clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through its Behavioral Analytics offerings, Mattersight helps its clients:

•	Identify optimal customer/employee behavioral pairing for call routing;
•	Identify and understand customer personality;
•	Automatically measure customer satisfaction and agent performance on every analyzed call;
•	Improve rapport between agent and customer;
•	Reduce call handle times while improving customer satisfaction;
•	Identify opportunities to improve self-service applications;
•	Improve cross-sell and up-sell success rates;
•	Improve the efficiency and effectiveness of collection efforts;
•	Measure and improve supervisor effectiveness and coaching;
•	Improve agent effectiveness by analyzing key attributes of desktop usage;
•	Predict likelihood of customer attrition;
•	Predict customer satisfaction and Net Promoter Scores® without customer surveys;
•	Predict likelihood of debt repayment;
•	Predict likelihood of a sale or cross-sell; and
•	Identify fraudulent callers and improve authentication processes.

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

Note Two — Summary of Significant Accounting Policies

Fiscal Year-End

The fiscal year-ends presented are fiscal years 2015, 2014, and 2013, respectively.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Change in Presentation

During fiscal year 2015, Mattersight reclassified certain expenses, which had been previously reported within selling, marketing and development, to distinguish between (i) research and development and (ii) sales and marketing expenses.

Beginning in fiscal year 2015, Mattersight began to report subscription revenue (which consists of Behavioral Analytics subscription revenue and marketing managed services revenue) and other revenue (which consists of deployment revenue, professional services revenue, CRM services revenue, and reimbursed expenses revenue). Previously, in fiscal year 2014, Mattersight reported Behavioral Analytics revenue (which consisted of subscription revenue, deployment revenue, and professional services revenue) and other revenue (which consisted of CRM services revenue and marketing managed services revenue). Reimbursed expenses revenue was reported separately.

The Company believes the revised presentation provides a clearer understanding of the Company’s business and revenue streams. The changes in presentation did not have an impact on the Company’s total revenue, total cost of revenue, or total operating expenses. There was no change to the Company’s significant accounting policies. Revenue and expense classifications for fiscal year 2014 and 2013 have been revised to conform to the Company’s current presentation.

Revenue Recognition

Subscription Revenue

Subscription revenue consists of revenue derived from Mattersight’s Behavioral Analytics service offerings, including predictive behavioral routing, performance management, quality assurance, predictive analytics, and marketing managed services revenue derived from the performance of services on a continual basis.

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

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription or pilot period. Installation costs incurred are deferred up to an amount not to exceed the amount of deferred installation revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in prepaid expenses and other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional services revenue primarily consists of fees charged to the Company’s clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training, as well as fees generated from the Company’s operational consulting services. Professional services are performed for the Company’s clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared with the total estimated hours over the entire term of the contract.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for the Company’s clients. An equivalent amount of reimbursable expenses is included in total cost of other revenue.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Total cost of revenue primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Total cost of revenue excludes depreciation and amortization.

If the Company’s estimates indicate that a contract loss will occur, then a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in total cost of revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for the Company’s corporate technology infrastructure and applications.

Loss Per Common Share

The per common share basic net loss available to holders of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), has been computed by dividing the net loss available to holders of Common Stock for each period presented by the weighted average shares outstanding. The per common share diluted loss available to holders of Common Stock has been computed by dividing the net loss available to holders of Common Stock by the weighted average shares outstanding plus the dilutive effect of Common Stock equivalents, which is primarily related to our 7% Series B Convertible Preferred Stock (“Series B Stock”), using the “treasury stock” method. In periods in which there was a loss, the dilutive effect of Common Stock equivalents is not included in the diluted loss per share calculation as it was antidilutive.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values as of December 31, 2015 and December 31, 2014. Fair value is an exit price and establishes a three-tier valuation hierarchy for ranking the quality and reliability of the information used to determine fair values. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses inputs, other than quoted market prices for identical assets or liabilities in active markets, which are observable either directly or indirectly. Level 3 uses unobservable inputs in which there are little or no market data, and requires the entity to develop its own assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible into known amounts of cash (with original purchased maturities of three months or less) to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, which includes foreign bank accounts, and receivables. Cash and cash equivalents consist of money market funds and deposits with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2015, the Company had non-interest-bearing cash and interest-bearing money market balances in excess of federally insured limits by $13.7 million. The Company’s receivables are derived from billings to clients located primarily in the United States and are denominated in U.S. dollars. For fiscal year 2015, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and CVS Caremark Corporation, which accounted for 31%, 15%, and 13% of total revenue, respectively. For fiscal year 2014, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and Health Care Service Corporation; which accounted for 25%, 20%, and 11% of total revenue, respectively. For fiscal year 2013, there were four clients that accounted for 10% or more of total revenue: Vangent, Inc.; Progressive Casualty Insurance Company; Allstate Insurance Company; and United HealthCare Services, Inc., which accounted for 21%, 15%, 13%, and 11% of total revenue, respectively. As of December 31, 2015, two clients, United HealthCare Services, Inc. and CVS Caremark Corporation, accounted for 46% and 19% of total gross accounts receivable, respectively. As of December 31, 2014, two clients, United HealthCare Services, Inc. and CVS Pharmacy, Inc. accounted for 41% and 19% of total gross accounts receivable, respectively.

Equipment and Leasehold Improvements

Computers, software, furniture, and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life or the lease term. The useful life for computers and software is between one and three years. For enterprise software applications where a longer useful life is deemed appropriate, five years is used. For furniture and equipment, a useful life of five years is used. Maintenance and repair costs are expensed as incurred. The cost and related accumulated depreciation of assets sold or disposed of are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. The carrying value of equipment and leasehold improvements is only reviewed if a triggering event occurs to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. There was a triggering event as of December 31, 2015 and December 31, 2014; however no impairment was required to be recognized.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case, we perform a detailed quantitative assessment using a two-step test approach. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared with the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company currently operates in a single business segment or reporting unit.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 2015, after completing our annual qualitative review, we concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

There has been no impairment identified as a result of the annual reviews of goodwill as of December 31, 2015 and December 31, 2014. The carrying value of goodwill was $1.0 million as of December 31, 2015 and December 31, 2014.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, marketing managed services customer relationships and the purchase of certain intellectual property rights in 2015. The costs related to patent and trademark applications and the purchase of certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized. There was an impairment charge of less than $0.1 million for fiscal year 2015 and less than $0.1 million for fiscal year 2014.

	December 31, 2015	December 31, 2014
Gross intangible assets	$6.7	$3.4
Accumulated amortization of intangible assets	(3.4)	(2.8)
Total	$3.3	$0.6

Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, which range from three months to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months.

Income Taxes

The Company has recorded income tax valuation allowances on its net deferred tax assets to account for the unpredictability surrounding the timing of realization of its U.S. and non-U.S. net deferred tax assets due to continuing operating losses. The valuation allowances may be reversed at a point in time when management determines realization of these tax assets has become more likely than not, based on a return to or achieving predictable levels of profitability.

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

Short-Term Debt

On March 10, 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility provides for, among other things, a maximum credit limit of $15 million, a term through March 10, 2017, and an interest rate of prime plus 1.25%. The SVB Credit Facility additionally provides for an annual commitment fee of $0.1 million and an early termination fee of 1.0% in the first year of its term and 0.25% thereafter, prior to maturity. There was less than $0.1 million of interest expense for fiscal years 2015 and 2014. The borrowing interest rate for fiscal year 2015 was 4.5%. The Company was in compliance with all of its debt covenants under the SVB Credit Facility as of December 31, 2015. The Company has no outstanding balance under the SVB Credit Facility as of December 31, 2015.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective as of August 14, 2014, the Company provided written notice of its voluntary termination of the Loan and Security Agreement entered into by the Company, together with its wholly-owned subsidiaries Mattersight Europe Holding Corporation and Mattersight International Holding, Inc., as co-borrowers, and Partners for Growth IV, L.P. (“PfG”) on August 19, 2013 (the “PfG Credit Facility”). At the time of termination, there were no amounts outstanding under the PfG Credit Facility and no penalties were incurred or paid by the Company in connection with the termination. In connection with the execution of the PfG Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank, warrants to purchase shares of Common Stock (collectively, the “PfG Warrants”). See “Note Eighteen—Stock Warrants” for additional information.

For more information relating to the terms of the Credit Facility, see “Note Nine—Short-Term Debt” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

Unearned Revenue

Payments received for Behavioral Analytics contracts in excess of the amount of revenue recognized for these contracts are recorded as unearned revenue until revenue recognition criteria are met.

Stockholders’ Equity

Stockholders’ equity includes Common Stock issued, additional paid-in capital, accumulated deficit, treasury stock, and accumulated other comprehensive loss. The 1.6 million shares of Series B Stock outstanding as of December 31, 2015 and 2014 are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B Stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument. The holders of Series B Stock have the ability to initiate a redemption upon the occurrence of certain events that are considered outside the Company’s control.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive loss. Income and expense items are translated at average exchange rates prevailing during the period. Foreign currency net loss was one thousand dollars for fiscal year 2015, and there were foreign currency net gains of seven thousand and six thousand dollars for fiscal years 2014 and 2013, respectively. These foreign currency transactions from subsidiaries are included in interest and other income within the consolidated statements of operations.

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

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock as liabilities that do not meet the requirements for classification as equity. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. Fair value of the warrants was measured using a Monte Carlo option pricing model. See “Note Eighteen—Stock Warrants” for additional information.

Segments

The Company operates in a single business segment, focused primarily on Behavioral Analytics.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The pronouncement is intended to improve financial reporting of leasing transactions. The ASU affects any entity that enters into a lease (as that term is defined in the ASU) with certain specified scope exemptions. The ASU will require organizations that lease assets referred to as “lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The pronouncement will be effective for the Company in fiscal year 2019. The Company is currently evaluating the impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740).” The pronouncement simplifies the presentation of deferred income taxes and requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted prior to December 15, 2016. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal years 2015 and 2014, the Company did not have any expense related to severance and related costs. For fiscal year 2013, the Company recorded $0.2 million of expense related to severance and related costs for the elimination of one position.

For fiscal year 2013, the Company made cash payments of $0.2 million related to severance and related costs

Note Four — Receivables, Net

Receivables consist of the following:

	As of
	December 31, 2015	December 31, 2014
Amounts billed to clients	$4.2	$3.3
Unbilled revenue	0.7	0.2
	4.9	3.5
Allowances for doubtful accounts*	—	—
Receivables, net	$4.9	$3.5

*	Less than $0.1 million.

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials, and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 31, 2015 and December 31, 2014 consists of amounts due from clients and is anticipated to be collected within normal terms. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Current prepaid expenses consisted of the following:

	As of
	December 31, 2015	December 31, 2014
Deferred costs	$1.6	$1.4
Prepaid commissions	1.4	1.5
Other	1.6	1.6
Total	$4.6	$4.5

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Six — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of
	December 31, 2015	December 31, 2014
Computers and software	$19.8	$15.8
Furniture and equipment	0.3	0.5
Leasehold improvements	3.2	1.0
Equipment and leasehold improvements, gross	23.3	17.3
Accumulated depreciation and amortization	(14.8)	(12.6)
Equipment and leasehold improvements, net	$8.5	$4.7

Depreciation and amortization expense was $4.2 million, $3.0 million, and $3.4 million, for fiscal years 2015, 2014, and 2013, respectively. Assets acquired under capital leases were $2.7 million, $1.7 million, and $3.0 million, in fiscal years 2015, 2014, and 2013, respectively. Depreciation and amortization expense on capital lease assets was $2.2 million, $1.7 million, and $2.2 million, in fiscal years 2015, 2014, and 2013, respectively.

Note Seven — Income Taxes

Loss before income taxes consisted of the following:

	For the Fiscal Years Ended
	2015	2014	2013
United States	$(15.5)	$(14.2)	$(11.3)
Foreign	(0.1)	—	(0.1)
Total	$(15.6)	$(14.2)	$(11.4)

The income tax benefit consists of the following:

	For the Fiscal Years Ended
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	—	—	0.2
Foreign	—	—	—
Total current	—	—	0.2
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Income tax benefit	$—	$—	$0.2

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	For the Fiscal Years Ended
	2015	2014	2013
Federal tax benefit, at statutory rate	$5.5	$5.0	$4.0
State tax benefit, net of federal benefit	0.4	0.4	0.3
Nondeductible expenses	0.1	(0.2)	(0.1)
Other	(1.1)	(0.3)	(0.1)
Valuation allowance	(4.9)	(4.9)	(3.9)
Income tax benefit	$—	$—	$0.2

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

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

	For the Fiscal Years Ended
	2015	2014	2013
Balance at beginning of year	$12.7	$12.6	$12.9
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	0.1	—
Reductions for tax positions of prior years	—	—	(0.3)
Reductions for tax positions as a result of lapse of statute	—	—	—
Settlements	—	—	—
Balance at end of year	$12.7	$12.7	$12.6

Due to the Company’s net operating loss carryforward position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s net operating loss carryforward position, accrued interest and penalties associated with uncertain tax positions as of December 31, 2015 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities comprised the following:

	As of
	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$70.8	$66.2
Other accruals	5.6	4.8
Depreciation and amortization, including goodwill	0.4	0.3
Tax credit carryforward	0.5	0.5
Valuation allowance	(75.8)	(71.0)
Total deferred tax assets	1.5	0.8
Deferred tax liabilities:
Prepaid expenses	(1.7)	(0.9)
Total deferred tax liabilities	(1.7)	(0.9)
Net deferred tax liability	$(0.2)	$(0.1)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregated to an immaterial amount at each of December 31, 2015 and December 31, 2014.

During fiscal year 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This was in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 31, 2015, net deferred tax assets of $75.8 million were fully offset by a valuation allowance. The Company’s U.S. federal net operating losses (“NOLs”) of $230.4 million and U.S. State NOLs of $119.5 million will expire beginning in 2022 and 2016, respectively. The Company’s non-U.S. NOLs of $1.0 million are subject to various expiration dates beginning in 2016. The Company also carries $0.5 million in Research and Development credit carryforwards that will expire beginning in 2020.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eight — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
	December 31, 2015	December 31, 2014
Deferred costs	$0.9	$1.3
Prepaid commissions	1.2	1.7
Deferred tax asset	0.1	0.1
Other	0.3	0.4
Total	$2.5	$3.5

Note Nine — Short-Term Debt

On March 10, 2015, the Company entered into the SVB Credit Facility. The SVB Credit Facility provides for, among other things, a maximum credit limit of $15 million, a term through March 10, 2017, and an interest rate of prime plus 1.25%. The SVB Credit Facility additionally provides for an annual commitment fee of $0.1 million and an early termination fee of 1.0% in the first year of its term and 0.25% thereafter, prior to maturity. There was less than $0.1 million of interest expense in both fiscal year 2015 and 2014. The borrowing interest rate for fiscal year 2015 was 4.5%. The Company was in compliance with all of its debt covenants under the SVB Credit Facility as of December 31, 2015. The Company has no outstanding balance under the SVB Credit Facility as of December 31, 2015.

Effective as of August 14, 2014, the Company provided written notice of its voluntary termination of the PfG Credit Facility. At the time of termination, there were no amounts outstanding under the PfG Credit Facility and no penalties were incurred or paid by the Company in connection with the termination. In connection with the execution of the PfG Credit Facility, the Company granted to PfG, certain affiliates of PfG, and Silicon Valley Bank, warrants to purchase shares of Common Stock (collectively, the “PfG Warrants”). See “Note Eighteen — Stock Warrants” for additional information.

Note Ten — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Mattersight Corporation 401(k) Plan (the “401(k) Plan”) on the first day of the month coinciding with or following their date of hire. The 401(k) Plan allows employees to contribute up to 30% of their eligible compensation and up to 100% of their bonus compensation, subject to IRS statutory limits. For fiscal year 2015, the employer match contribution was $0.4 million. For fiscal years 2014 and 2013, Mattersight suspended the employer matching contributions for U.S. plans.

Note Eleven — Capital Stock and Series B Stock

Under the terms of its Certificate of Incorporation, as amended, the Company’s authorized capital stock consists of (i) 50,000,000 shares of Common Stock, and (ii) 40,000,000 shares of preferred stock (“Preferred Stock”). Under the terms of the Certificate of Designations of 7% Series B Convertible Preferred Stock, the Company designated 5,000,000 shares of the 40,000,000 shares of Preferred Stock as its Series B Stock. 1,644,768 and 1,648,185 shares of Series B Stock were issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.

On July 22, 2015, the Company signed a definitive Common Stock Purchase Agreement (the “2015 Purchase Agreement”) to raise approximately $16.2 million in gross proceeds in a registered direct offering. Under the terms of the 2015 Purchase Agreement, the Company sold 2,728,712 shares of Common Stock (the “Shares”). Of the aggregate 2,728,712 Shares, 2,563,238 were sold to certain investors at a price of $5.93 per share and 165,474 were sold to certain officers and directors (including certain of their affiliates) at a price of $6.11 per share.  The Shares represented approximately 12% of the issued and outstanding shares of Common Stock immediately prior to the execution of the 2015 Purchase Agreement. The offering closed on July 23, 2015. The aggregate proceeds that the Company received from the offering, net of fees, were approximately $15.9 million. Proceeds from the offering are being used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the Company’s financial advisor for the offering, received a fee of $0.2 million. The Shares were sold pursuant to a prospectus supplement dated as of

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 22, 2015, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-202744), which was filed with the SEC on March 13, 2015 and declared effective by the SEC on April 8, 2015.

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

Note Twelve — Stock-Based Compensation

The Company has two stock-based compensation plans: the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”).

Under the 1999 Plan, awards of restricted stock, salary replacement, commissions, stock options, and stock appreciation rights may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). If shares or options awarded under the 1999 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those shares or options again become available for issuance under the 1999 Plan. Under the 1999 Plan, on the first day of each fiscal year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of Common Stock that are outstanding. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the 1999 Plan to increase the number of shares available for issuance under the 1999 Plan by 1,500,000.

Stock-based compensation expense was $5.4 million, $4.2 million, and $5.6 million, for the fiscal years ended 2015, 2014, and 2013, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company does not recognize the windfall tax benefit related to the excess tax deduction because the Company currently does not anticipate realizing the tax savings associated with this deduction. The amount of this excess tax deduction was $0.3 million for the fiscal year ended December 31, 2015 and $0 for the fiscal year ended December 31, 2014.

As of December 31, 2015, there were a total of 1,776,903 shares of Common Stock available for future grants under the 1999 Plan and from treasury stock. The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol “MATR”.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Restricted stock awards are shares of Common Stock granted to an individual that do not immediately vest but rather, vest over a period of time. During the vesting period, the holder of granted restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. On September 11, 2014, each non-employee director received 10,000 shares of restricted stock, of which 25% vested on November 30, 2014 and the remaining balance vested over the following three quarters. On May 15, 2015, each non-employee director received 10,000 shares of restricted stock, of which 25% vested on May 31, 2015 and the remaining balance will vest over the following three quarters. Commencing in 2015, in addition to the Annual Grant (as defined under the section titled “Stock Options” below), each non-employee director receives 10,000 shares of restricted stock annually, the day after the Company’s annual stockholders’ meeting, which will vest in equal quarterly increments over four quarters.

Restricted stock award activity was as follows for the fiscal years ended December 31, 2013, December 31, 2014, and December 31, 2015:

	Shares	Weighted Average Price
Nonvested balance at December 31, 2012	821,363	$6.81
Granted	193,661	$4.52
Vested	(351,137)	$6.39
Forfeited	(213,664)	$6.62
Nonvested balance at December 31, 2013	450,223	$6.25
Granted	609,355	$5.70
Vested	(458,888)	$6.12
Forfeited	(44,496)	$6.13
Nonvested balance at December 31, 2014	556,194	$5.76
Granted	825,120	$6.78
Vested	(493,270)	$6.18
Forfeited	(53,819)	$6.15
Nonvested balance at December 31, 2015	834,225	$6.49

	For the Fiscal Years Ended
	2015	2014	2013
Total fair value of restricted stock awards vested	$3.3	$2.6	$1.4
Compensation expense related to restricted stock awards	$2.3	$1.7	$2.1

As of December 31, 2015, there remains $4.0 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.9 years. The Company estimated the forfeiture rate at 3% for fiscal years 2015, 2014, and 2013.

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

Each non-employee director, upon commencing service, receives a non-qualified stock option to purchase 50,000 shares of Common Stock that vests ratably over a period of 48 months. Additionally, each non-employee director receives a non-qualified stock option to purchase 10,000 shares of Common Stock, granted annually the day after the Company’s annual stockholders’ meeting (the “Annual Grant”). Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of Common Stock on the grant date, and are exercisable for up to 10 years.

During fiscal year 2015, the Company granted options to purchase a total of 222,625 shares. On February 11, 2015, the Company granted options to purchase a total of 122,625 shares of Common Stock to non-executive employees. The exercise price per

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share is $6.90, which was the closing price on the NASDAQ Global Market for shares of Common Stock on February 11, 2015, the grant date. Certain of the options vested 6.25% on February 28, 2015, with the balance vesting ratably over the following 15 quarters, whereas others vested 25% on February 28, 2016, with the balance vesting ratably over the following 12 quarters. The options expire on February 11, 2025. On May 15, 2015, the non-employee directors received options to purchase 70,000 shares of Common Stock. The exercise price per share is $6.13, which was the closing price on the NASDAQ Global Market for shares of Common Stock on May 15, 2015, the grant date. The options vested 25% on May 31, 2015, with the balance vesting ratably over the following three quarters. The options expire on May 15, 2025. On June 15, 2015, one non-executive employee received options to purchase 30,000 shares of Common Stock. The exercise price per share is $6.24, which was the closing price on the NASDAQ Global Market for shares of Common Stock on June 15, 2015, the grant date. The options will vest 25% on May 31, 2016, with the balance vesting ratably over the following 12 quarters. The options expire on June 15, 2025.

During the fiscal year 2014, the Company granted options to purchase a total of 654,000 shares of Common Stock to certain employees. On February 12, 2014, one employee received options to purchase a total of 70,000 shares of Common Stock. The exercise price per share was $5.81, which was the closing price on the NASDAQ Global Market for shares of Common Stock on February 12, 2014, the grant date. The options vested 25% on February 28, 2015, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On April 21, 2014, the Company’s executive officers received options to purchase a total of 225,000 shares of Common Stock. The exercise price per share was $6.38, which was the closing price on the NASDAQ Global Market for shares of Common Stock on April 21, 2014, the grant date. The options vested 6.25% on May 31, 2014, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On May 9, 2014, certain Company employees received options to purchase a total of 169,500 shares of Common Stock. The exercise price per share was $4.95, which was the closing price on the NASDAQ Global Market for shares of Common Stock on May 9, 2014, the grant date. Certain of the options will vest 6.25% on August 31, 2014, with the balance vesting ratably over the following 15 quarters, whereas others will vest 25% on May 31, 2015, with the balance vesting ratably over the following 12 quarters; all such options have a maximum exercise term of 10 years. On May 16, 2014, the Company’s Board of Directors received options to purchase a total of 70,000 shares of Common Stock. The exercise price per share was $4.99, which was the closing price on the NASDAQ Global Market for shares of Common Stock on May 16, 2014, the grant date. The options will vest 25% on May 31, 2015, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On August 14, 2014, certain Company employees received options to purchase a total of 19,500 shares of Common Stock. The exercise price per share was $4.88, which was the closing price on the NASDAQ Global Market for shares of Common Stock on August 14, 2014, the grant date. The options vested 6.25% on November 30, 2014, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On November 5, 2014, one employee received options to purchase a total of 10,000 shares of Common Stock. The exercise price per share was $5.45, which was the closing price on the NASDAQ Global Market for shares of Common Stock on November 5, 2014, the grant date. The options vested 6.25% on November 30, 2014, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On November 10, 2014, one employee received options to purchase a total of 90,000 shares of Common Stock. The exercise price per share was $5.58, which was the closing price on the NASDAQ Global Market for shares of Common Stock on November 10, 2014, the grant date. The options vested 25% on November 30, 2015, with the balance vesting ratably over the following 12 quarters, with a maximum exercise term of 10 years.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2013, options to purchase a total of 467,500 shares of Common Stock were granted. On February 13, 2013, one employee received options to purchase a total of 5,000 shares of Common Stock. The exercise price per share was $4.48, which was the closing price on the NASDAQ Global Market for shares of Common Stock on the grant date. The options vested 25% on February 28, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On March 15, 2013, the Company’s executive officers and other employees received options to purchase a total of 342,500 shares of Common Stock. The exercise price per share was $4.69, which was the closing price on the NASDAQ Global Market for shares of Common Stock on the grant date. The options vested 6.25% on May 31, 2013, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years. On May 17, 2013, options to purchase a total of 70,000 shares of Common Stock were granted to the Company’s Board of Directors. The exercise price per share was $3.80, which was the closing price on the NASDAQ Global Market for shares of Common Stock on the grant date. The options vested 25% on May 31, 2014, and the balance will vest ratably over the following 12 quarters, with a maximum exercise term of 10 years. On November 6, 2013, options to purchase a total of 50,000 shares of Common Stock were granted to two employees. The exercise price per share was $4.10, which was the closing price on the NASDAQ Global Market for shares of Common Stock on the grant date. The options vested 6.25% on November 30, 2013, and the balance will vest ratably over the following 15 quarters, with a maximum exercise term of 10 years.

Option activity was as follows for the fiscal years ended December 31, 2013, December 31, 2014, and December 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 31, 2012	1,766,236	$9.03	7.4
Exercisable as of December 31, 2012	1,004,232	$11.09
Granted	467,500	$4.49		$2.68
Exercised	(4,498)	$3.47
Forfeited	(215,000)	$9.15
Outstanding as of December 31, 2013	2,014,238	$7.98	7.0
Exercisable as of December 31, 2013	1,204,786	$9.66
Outstanding intrinsic value at December 31, 2013	$0.3
Exercisable intrinsic value at December 31, 2013	$0.1
Granted	654,000	$5.63		$3.33
Exercised	(2,914)	$5.15
Forfeited	(28,728)	$5.85
Outstanding as of December 31, 2014	2,636,596	$7.42	6.8
Exercisable as of December 31, 2014	1,582,165	$8.70
Outstanding intrinsic value at December 31, 2014	$2.1
Exercisable intrinsic value at December 31, 2014	$1.1
Granted	222,625	$6.57		$3.55
Exercised	(59,638)	$4.76
Forfeited	(192,166)	$7.47
Outstanding as of December 31, 2015	2,607,417	$7.41	6.0
Exercisable as of December 31, 2015	1,967,825	$7.97
Outstanding intrinsic value at December 31, 2015	$2.4
Exercisable intrinsic value at December 31, 2015	$1.8

	For the Fiscal Years Ended
	2015	2014	2013
Compensation expense related to option awards	$1.7	$1.4	$1.1

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Years Ended
	2015	2014	2013
Total fair value of stock options vested	$1.7	$1.3	$1.1
Intrinsic value of stock options exercised	0.1	—	—
Proceeds received from option exercises	0.3	—	—

As of December 31, 2015, there remained $2.0 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years. The Company forfeiture rate was not applied as the impact was negligible.

The fair value for options granted during fiscal years 2015, 2014, and 2013 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2015	2014	2013
Risk-free interest rates	1.03%	1.4%	0.7%
Expected dividend yield	—	—	—
Expected volatility	58%	65%	67%
Expected lives	6.0 years	6.0 years	6.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Other Stock Compensation

Employee Stock Purchase Plan

The ESPP is intended to qualify as an “employee stock purchase plan” under section 423 of the Internal Revenue Code. We adopted the ESPP in 1999 and amended and restated the ESPP in May 2007 and February 2016. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. As of December 31, 2015, there remains 174,064 shares available for issuance under ESPP. The shares of Common Stock issued in respect of employee purchases under the ESPP during the fiscal years ended 2015, 2014, and 2013, were as follows:

	For the Fiscal Years Ended
	2015	2014	2013
Shares of common stock issued	41,026	34,351	40,959
Expense related to ESPP (in thousands)	$61	$44	$39

The fair value for ESPP purchases during fiscal years 2015, 2014, and 2013, was estimated using a Black Scholes model. The Company used the following weighted average assumptions:

	For the Fiscal Years Ended
	2015	2014	2013
Risk-free interest rates	0.01%	0.04%	0.05%
Expected dividend yield	—	—	—
Expected volatility	37%	42%	46%
Expected lives	0.25 years	0.25 years	0.25 years

Salary Replacement Program

As approved by the Compensation Committee, the Company reinstated the Salary Replacement Program (the “Program”) for the period from July 1, 2013 through October 1, 2013. Participation was mandatory for any employee whose annual base salary was equal to or greater than $125,000 (each such employee, a “Participant”). Under the Program, Participants received periodic grants of

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrestricted Common Stock (subject to Compensation Committee approval of each grant to the executive officers) in exchange for a 25% reduction in the cash salaries otherwise payable to Participants. A total of 146,267 shares of Common Stock were granted to Participants during fiscal year 2013. The Company recorded $0.6 million of expense for the Program during fiscal year 2013.

Commissions

The Company paid commissions with shares of unrestricted Common Stock from May 2013 to July 2013. A total of 345,324 shares of unrestricted Common Stock were granted to employees in payment of earned commissions during fiscal year 2013. In connection therewith, the Company recorded $0.5 million of expense during fiscal year 2013.

Note Thirteen — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Fiscal Years Ended
	2015	2014	2013
Net loss	$(15.7)	$(14.2)	$(11.2)
Dividends related to Series B convertible preferred stock(1)	(0.6)	(0.6)	(0.6)
Net loss available to common stockholders	$(16.3)	$(14.8)	$(11.8)
Per share of Common Stock
Basic/diluted net loss available to common stockholders	$(0.70)	$(0.74)	$(0.70)
Weighted average shares outstanding (basic and diluted) (in millions)	23.3	19.92	16.72
Currently anti-dilutive common stock equivalents(2) (in millions)	2.21	2.02	1.70

(1)

The Company’s Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued, for each of the dividend periods from July 1, 2012 through December 31, 2015 (the aggregate amount of these dividends was approximately $2.1 million).

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and December 31, 2014:

	Fair Value Measurements at December 31, 2015 Using
	Total carrying value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.7	$13.7	$—	$—
Warrant liability	$—	$—	$—	$—

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at December 31, 2014 Using
	Total carrying value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.7	$13.7	$—	$—
Warrant liability	$0.4	$—	$—	$0.4

For more information relating to warrant inputs for level 3 liability, see “Note Eighteen—Stock Warrants” of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this Annual Report on Form 10-K.

The following table represents the activity in the Company’s Level 3 warrants during the fiscal year ended 2015:

(In millions)	Amount
Level 3 warrants, beginning of period, January 1, 2013	$—
Addition — PfG Warrants, initial fair value	0.6
Change in fair value of warrant liability	0.2
Level 3 warrants, ending balance at December 31, 2013	$0.8
Change in fair value of warrant liability	0.1
Warrant exercise	(0.5)
Level 3 warrants, ending balance at December 31, 2014	$0.4
Change in fair value of warrant liability	—
Warrant exercise	(0.4)
Level 3 warrants, ending balance at December 31, 2015	$—

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values as of December 31, 2015 and December 31, 2014 due to the short-term nature of these instruments.

Note Fifteen — Leases

Capital Leases

The Company acquired $2.7 million and $1.7 million of computer equipment and leasehold improvements using capital leases during fiscal years 2015 and 2014, respectively. These assets were related primarily to investments in Behavioral Analytics. There was $2.2 million, $1.7 million, and $2.2 million, of depreciation on capital leases during fiscal years 2015, 2014, and 2013, respectively. All capital leases are for terms of twenty-four, thirty, or thirty-six months. The liabilities for these capital leases are included in “Other current liabilities” and “Other long-term liabilities” on the balance sheet.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2015:

(In millions)
Year	Amount
2016	$2.1
2017	1.3
2018	0.5
2019	—
Total minimum lease payments	$3.9
Less: estimated executory costs	(0.2)
Net minimum lease payments	$3.7
Less: amount representing interest	(0.3)
Present value of minimum lease payments	$3.4

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital leases included in equipment and leasehold improvements (see Note Six):

	As of
	December 31, 2015	December 31, 2014
Computers and software	$7.3	$5.7
Accumulated depreciation and amortization	(3.9)	(2.9)
Computers and software, net	$3.4	$2.8

Capital leases consisted of the following:

	As of
	December 31, 2015	December 31, 2014
Other current liabilities	$1.8	$1.6
Other long-term liabilities	1.6	1.2
Total	$3.4	$2.8

Operating Leases

The Company leases various office facilities under leases expiring at various dates through July 31, 2022. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Certain lease agreements contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain leasehold improvement incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Net deferred rent on the consolidated balance sheet as of December 31, 2015, 2014, and 2013 was $2.0 million, $0.1 million, and $0.3 million, respectively. Rental expense for all operating leases approximated $1.7 million, $2.0 million, and $1.4 million, for fiscal years ended 2015, 2014, and 2013, respectively.

In March 2015, the Company entered into an operating lease to relocate its corporate headquarters to 200 W. Madison in Chicago. The initial lease term, which became effective on July 1, 2015, terminates on July 31, 2022. The lease includes one five-year renewal option.

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

Year	Amount
2016	$1.6
2017	1.3
2018	0.9
2019	0.8
2020	0.9
Thereafter	1.4
Total minimum payments required	$6.9

Note Sixteen — Other Current Liabilities

	As of
	December 31, 2015	December 31, 2014
Accrued vendor payable	$0.7	—
Series B convertible preferred stock dividend payable	—	1.5
Warrant liability	—	0.4
Other	1.1	0.6
Total	$1.8	$2.5

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Seventeen — Other Long-Term Liabilities

	As of
	December 31, 2015	December 31, 2014
Series B convertible preferred stock dividend payable	$2.1	$—
Intellectual property purchase liability	1.6	—
Deferred tax liability	0.3	0.3
Other	1.7	—
Total	$5.7	$0.3

The Series B Stock dividend payable as of December 31, 2014 was $1.5 million and included in other current liabilities.

Note Eighteen — Stock Warrants

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

On May 20, 2014, Silicon Valley Bank elected to fully exercise its warrant by exchanging 75,698 shares of Common Stock issuable upon exercise of the warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 47,404 shares of Common Stock to Silicon Valley Bank, in full settlement of the warrant.

On June 4, 2014, PfG elected to partially exercise its warrant by exchanging 57,196 of the 129,032 shares of Common Stock issuable upon exercise of the warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 35,862 shares of Common Stock to PfG on June 4, 2014, and the warrant remained exercisable for 71,836 shares of Common Stock as of June 4, 2014. On September 29, 2015, PfG fully exercised its remaining warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 46,689 shares of Common Stock to PfG, in full settlement of the warrant.

On June 4, 2014, PfG Equity Investors, LLC elected to partially exercise its warrant by exchanging 4,945 of the 10,322 shares of Common Stock issuable upon exercise of the warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,100 shares of Common Stock to PfG Equity Investors, LLC on June 4, 2014 and warrants remained exercisable for 5,377 shares of Common Stock as of June 4, 2014. On September 29, 2015, PfG Equity Investors, LLC fully exercised its remaining warrant through a cashless exercise on the terms provided in the applicable warrant agreement. As a result, the Company issued 3,495 shares of Common Stock to PfG Equity Investors, LLC, in full settlement of the warrant.

The issuance of the PfG Warrants, and the issuance of shares of Common Stock upon exercise of the PfG Warrants, were not registered under the Securities Act of 1933, as amended, or any state securities law and were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and/or Section 3(a)(9) of the Securities Act. Neither the PfG Warrants nor the shares of Common Stock issued upon exercise of the PfG Warrants may be subsequently offered or sold within the United States absent registration or exemption from such registration requirements and compliance with applicable state laws. The warrant liability as of December 31, 2015 was $0 and as of December 31, 2014 was $0.4 million.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the PfG Warrants at December 31, 2015, and the changes during fiscal year 2015, are presented in the following table:

	Date	Shares of Common Stock, par value $0.01, represented by Warrants	Exchange Price	Expiration Date
Outstanding as of December 31, 2013	—	215,064	$2.79, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	May 20, 2014	75,698	$2.79
Exercised	June 4, 2014	62,153	$2.79
Expired	—	—
Outstanding as of December 31, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018
Exercisable as of December 31, 2014	—	77,213	$2.79, subject to adjustment	August 19, 2018
Granted	—	—
Exercised	September 29, 2015	77,213	$2.79
Expired	—	—
Outstanding as of December 31, 2015	—	—	—	—
Exercisable as of December 31, 2015	—	—	—	—

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model and the following assumptions:

	December 31, 2015	December 31, 2014
Risk-free interest rates	*	1.45%
Expected dividend yield	*	—
Expected volatility	*	55%
Expected lives	*	3.6 years
Weighted average grant date fair value	*	$4.93

*	Not applicable.

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

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the corporate officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and corporate officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of December 31, 2015.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Twenty— Quarterly Data (Unaudited)

	For the Fiscal Year Ended 2015
	1st	2nd	3rd	4th	Year
Total revenue	$9.3	$9.7	$10.5	$10.4	$39.9
Gross margin	$6.7	$7.0	$8.0	$7.5	$29.2
Operating loss	$(3.7)	$(3.4)	$(3.8)	$(4.2)	$(15.1)
Net loss	$(3.8)	$(3.6)	$(3.9)	$(4.4)	$(15.7)
Net loss available to common stockholders	$(4.0)	$(3.7)	$(4.1)	$(4.5)	$(16.3)
Basic net loss per share available to common stockholders	$(0.18)	$(0.17)	$(0.17)	$(0.18)	$(0.70)
Diluted net loss per share available to common stockholders	$(0.18)	$(0.17)	$(0.17)	$(0.18)	$(0.70)
Shares used to calculate basic and diluted net loss per share (in millions)	21.88	22.03	24.19	24.96	23.26

	For the Fiscal Year Ended 2014
	1st	2nd	3rd	4th	Year
Total revenue	$7.0	$7.3	$7.7	$8.3	$30.3
Gross margin	$4.8	$5.0	$5.3	$5.8	$20.9
Operating loss	$(3.4)	$(3.4)	$(3.4)	$(2.8)	$(13.0)
Net loss	$(4.0)	$(3.3)	$(4.1)	$(2.8)	$(14.2)
Net loss available to common stockholders	$(4.1)	$(3.4)	$(4.3)	$(3.0)	$(14.8)
Basic net loss per share available to common stockholders	$(0.22)	$(0.18)	$(0.21)	$(0.14)	$(0.74)
Diluted net loss per share available to common stockholders	$(0.22)	$(0.18)	$(0.21)	$(0.14)	$(0.74)
Shares used to calculate basic and diluted net loss per share (in millions)	18.50	18.68	20.79	21.72	19.92

MATTERSIGHT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for doubtful accounts*:
Fiscal year ended December 31, 2015	$—	—	—	—	$—
Fiscal year ended December 31, 2014	$—	—	—	—	$—
Fiscal year ended December 31, 2013	$—	—	—	—	$—
Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2015	$71.0	4.8	—	—	$75.8
Fiscal year ended December 31, 2014	$67.6	3.4	—	—	$71.0
Fiscal year ended December 31, 2013	$63.8	3.8	—	—	$67.6

*	Less than $0.1 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Annual Report on Form 10-K, Mattersight’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective. Management identified a material weakness in our internal control over financial reporting related to review of user modifications performed by Mattersight employees in the information technology environment and segregation of duties relating to subscription revenue.

As of the last business day of our second fiscal quarter of 2015 (i.e., June 30, 2015), our public float, as calculated in accordance with Rule 12b-2 under the Exchange Act (“Rule 12b-2”), was greater than $75 million. As such, we will be required to comply with the disclosure provisions applicable to an accelerated filer (as defined in Rule 12b-2) beginning with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2016.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Mattersight’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its evaluation, management identified a material weakness in our internal control over financial reporting as of December 31, 2015.  Specifically, (i) changes by our employees that affect client user counts were not subject to adequate review and (ii) there was a lack of segregation of duties between reporting and billing of user counts as it relates to subscription revenue.  Although there were compensating controls in place, the documentation of these controls was insufficient. As a result of this material weakness, management concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was not effective.  However, based on management’s review of user count access activity logs and modifications made to user counts, no errors in financial reporting were identified and no adjustments to our consolidated financial statements as of and for the year ended December 31, 2015 were required to be made.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Subsequent to the discovery of our material weakness, we have changed our internal control process and procedures in an attempt to remediate this material weakness. In particular, we have: (i) implemented a quarterly review and approval of user modifications executed by Mattersight users, as it relates to changes that effect user counts in client portals; (ii) segregated the duties related to reporting and billing user counts as it relates to subscription revenue; and (iii) enhanced the documentation of compensating controls based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO. We believe these actions have strengthened our internal control over financial reporting and will address the material weakness identified as of December 31, 2015.  However, the material weakness cannot be remediated fully until the remediation processes have been in operation for a period of time and successfully tested.

(c) Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Grant Thornton LLP Independent Registered Public Accounting Firm” on page 28, which is incorporated herein by reference.

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

For information about our corporate Directors and the committees of our Board of Directors, see the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed by Mattersight for its 2016 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 3, 2016), and current position of each of our executive officers.

Name	Age	Current Position
Kelly D. Conway*	59	President and Chief Executive Officer
Christopher J. Danson	48	Executive Vice President and Chief Technology Officer
Richard M. Dresden	47	Executive Vice President of Sales
David R. Gustafson	38	Executive Vice President and Chief Operating Officer
Sheau-ming K. Ross	39	Vice President and Chief Financial Officer

*	Member of the Board of Directors

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

Christopher J. Danson has been Executive Vice President and Chief Technology Officer since August 2015, prior to which he served as Executive Vice President of Delivery since February 2012 and Vice President of Delivery since June 2011. Prior to these roles, Mr. Danson served as Vice President of ICS and CRM Delivery since January 2005. His responsibilities over at least the past five years have included executive leadership of the business and technical delivery functions, which encompasses product development, rules and analytics development/tuning, data centers, security, training and adoption, service delivery management, support operations and business intelligence. In total, Mr. Danson has spent over 20 years with the Company, having spent the first seven years of his tenure with TSC.

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

David R. Gustafson has served as the Company’s Executive Vice President and Chief Operating Officer since August 2015. Mr. Gustafson was Executive Vice President of Products and Marketing during the period from July 2013 through August 2015 (during which period he served as interim Chief Financial Officer from March 2015 to July 2015), Executive Vice President of Product and Customer Operations during the period from May 2012 to June 2013, and Vice President of Marketing and Product Management during the period from February 2012 through May 2012. Mr. Gustafson also served as Vice President of BA Business Delivery during the period from September 2008 through May 2012. Mr. Gustafson has responsibility for product management, product delivery, implementation services, service delivery, customer success, and the Company’s behavioral and data science teams. In total, Mr. Gustafson has spent over 15 years at Mattersight.

Sheau-ming K. Ross joined the Company as its Vice President and Chief Financial Officer of the Company in July 2015. In this role, Ms. Ross is responsible for finance and accounting functions for Mattersight.  Prior to joining Mattersight, Ms. Ross was Chief Financial Officer of EPAY Systems, a SaaS company in the workforce management space.  Prior to EPAY Systems, she served as Chief Financial Officer for Silver Chalice, a next generation digital sports media company. Previously, Ms. Ross worked for twelve years in various financial leadership positions for the Tribune Company, including Chief Financial Officer for Chicago’s WGN-TV, CLTV, and WGN Radio, as well as WGN America, a nationally distributed basic cable and satellite television channel. Ms. Ross also previously worked in the strategy, corporate development and corporate venture capital groups at Tribune Company.  She started her career in investment banking at Credit Suisse Group.

The Company maintains a code of ethical business conduct (the “Code of Conduct”) applicable to all of our directors, officers, and other employees, including our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial officer) and Vice President of Financial Reporting (who serves as our principal accounting officer). The Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance, and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct is available on our website at www.Mattersight.com. We will make a copy of it available to any person, without charge, upon written request to Mattersight Corporation, 200 W. Madison Street, Suite 3100, Chicago, Illinois 60606, Attn: Corporate Secretary. To the extent permitted by applicable rules of the NASDAQ Global Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of the Code of Conduct for our Chief Executive Officer or Chief Financial Officer by posting such information on our website.

Item 11.	Executive Compensation.

The information under “Executive Compensation,” and “Director Compensation” in the Proxy Statement to be filed by the Company for its 2016 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed by the Company for its 2016 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 31, 2015, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights(a) (1)	Weighted Average Exercise Price of Outstanding Options and Rights(b)	Shares of Common Stock Remaining Available for Future Issuance Under Compensation Plans (excluding securities reflected in column(a) (c) (2)
Equity compensation plans approved by security holders	2,607,417	$7.41	1,950,967	(3)
Equity compensation plans not approved by security holders(4)	—	$—	—
Total	2,607,417	$7.41	1,950,967	(5)

(1)

Excludes purchase rights currently accruing under the ESPP. Purchase periods under the ESPP are three-month periods, beginning on the first business day of and ending on the last business day of each quarter. Eligible employees may purchase shares of our Common Stock at a price equal to 85% of the lower of (i) the fair market value of our Common Stock on the first day of a purchase period or (ii) the fair market value of our Common Stock on the last day of a purchase period.

(2)

All of the securities available for future issuance listed herein may be issued other than upon the exercise of outstanding options, or similar rights. All of these shares are available for an award in the form of restricted stock, bonus stock, or similar awards under the Company’s applicable equity compensation plans.

(3)

Consists of 1,776,903 shares Common Stock reserved for issuance under the 1999 Plan and 174,064 shares of Common Stock reserved for issuance under the ESPP. The Company’s 1999 Plan and ESPP have both been approved by the Company’s stockholders. The 1999 Plan includes an “automatic increase” feature whereby, as of the first day of each fiscal year, the number of shares of Common Stock available for awards, other than incentive stock options, automatically increases by an amount equal to 5% of the number of shares of Common Stock then outstanding.

(4)	There are currently no equity compensation plans that have not been approved by the Company’s stockholders.
(5)

Does not include shares of restricted Common Stock held by employees, of which 834,225 shares were issued and outstanding as of December 31, 2015, which are included in the amount of issued and outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the heading “Board Leadership and Corporate Governance—Transactions with Related Persons” in the Proxy Statement to be filed by Mattersight for its 2016 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Principal Accounting Fees and Services” in the Proxy Statement to be filed by the Company for its 2016 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2016.

MATTERSIGHT CORPORATION

By	/S/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 11, 2016.

Name	Capacity

/S/ KELLY D. CONWAY	Director, President and Chief Executive Officer (Principal Executive Officer)
Kelly D. Conway

*	Chairman of the Board and Director
Tench Coxe

*	Director
Philip R. Dur

*	Director
Henry J. Feinberg

*	Director
John T. Kohler

*	Director
David B. Mullen

*	Director
Michael J. Murray

*	Director
John C. Staley

/s/ Sheau-ming K. Ross	Vice President and Chief Financial Officer (Principal Financial Officer)
Sheau-ming K. Ross

/S/ Glenn H. Polson	Vice President of Financial Reporting (Principal Accounting Officer)
Glenn H. Polson

*By:	/S/ Sheau-ming K. Ross
Sheau-ming K. Ross, Attorney-in-Fact

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

3(i).1

Certificate of Incorporation of Mattersight Corporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to Mattersight’s Registration Statement on Form S-1 (Registration No. 333-94293) as filed February 1, 2000 (the “S-1”)).

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

4.1

Certificate of Designations of Series A Junior Participating Preferred Stock of Mattersight Corporation (included as Exhibit 4.2 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form 8-A
(File No. 0-27975) filed with the SEC on March 24, 2000).

4.2

Certificate of Increase of Series A Junior Participating Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.5 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

4.3

Certificate of Designations of 7% Series B Convertible Preferred Stock of Mattersight Corporation, filed December 19, 2001 (filed as Exhibit 3.6 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001).

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

10.1*

Mattersight Corporation 1999 Stock Incentive Plan (Conformed Copy as Amended through November 5, 2014) (filed as Exhibit 10.1 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.2*+	Mattersight Corporation 1999 Employee Stock Purchase Plan (as Amended and Restated effective February 16, 2016).

10.3*

Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.23 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.4*+	Current Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation.

I-1

Exhibit No.	Description of Exhibit

10.5*

Form of Installment Stock Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.24 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.6*

Form of Option Award Agreement between applicable participant and Mattersight Corporation (filed as Exhibit 10.8 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.7*+	Current Form of Option Award Agreement between applicable participant and Mattersight Corporation.

10.8

Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated March 10, 2015 (filed as Exhibit 10.23 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.9*

Form of Common Stock Purchase Agreement dated November 26, 2013 by and between Mattersight Corporation and the purchasers named therein (filed on November 27, 2013 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.10

Form of Common Stock Purchase Agreement dated July 23, 2014 by and between Mattersight Corporation and the purchasers named therein (filed on July 24, 2014 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.11*

Form of Purchase Agreement dated July 22, 2015 by and between Mattersight Corporation and the purchasers named therein (filed on July 23, 2015 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.12*

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

10.14*

First Amendment to Second Amended and Restated Employment Agreement, dated March 17, 2015, between Kelly D. Conway and Mattersight Corporation (filed as Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.15*

Amended and Restated Executive Employment Agreement, effective as of September 8, 2008, between Christopher J. Danson and Mattersight Corporation (filed as Exhibit 10.31 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008).

10.16*

Executive Employment Agreement, effective as of May 23, 2012, between David R. Gustafson and Mattersight Corporation (filed as Exhibit 10.22 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17*

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

10.19*

Executive Employment Agreement, effective as of February 10, 2014, between Richard Dresden and Mattersight Corporation (filed as Exhibit 10.26 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2013).

10.20*

First Amendment to Executive Employment Agreement, dated November 24, 2014, between Richard Dresden and Mattersight Corporation (filed as Exhibit 10.19 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.21*

Executive Employment Agreement between Mattersight Corporation and Sheau-ming Ross effective July 6, 2015 (filed on July 7, 2015 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.22+	Lease Agreement, effective as of March 20, 2015, between MEPT 200 WEST MADISON LLC and Mattersight Corporation.

I-2

Exhibit No.	Description of Exhibit

10.23+	Summary of Director Compensation.

10.24+	Summary of 2016 Executive Officer Compensation.

21.1+	Subsidiaries of Mattersight Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

24.2+	Power of Attorney from Philip R. Dur, Director.

24.3+	Power of Attorney from Henry J. Feinberg, Director.

24.4+	Power of Attorney from John T. Kohler, Director.

24.5+	Power of Attorney from Michael J. Murray, Director.

24.6+	Power of Attorney from John C. Staley, Director.

24.7+	Power of Attorney from David B. Mullen, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Sheau-ming K. Ross under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and Sheau-ming K. Ross under Section 906 of the Sarbanes-Oxley Act of 2002.

101+**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2015, December 31, 2014, and December 31, 2013; (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended December 31, 2015, December 31, 2014, and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, December 31, 2014, and December 31, 2013; (v) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2015, December 31, 2014, and December 31, 2013; (vi) notes to the Consolidated Financial Statements; and (vii) Financial Statement Schedule II.

+	Filed herewith.
*	Represents a management contract or compensatory plan or arrangement.
**	The XBRL information is filed herewith.

I-3