Form 10-Q
period 2016-03-31
Mattersight Corp
filed 2016-05-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of April 26, 2016 was 26,594,463.

Part I. Financial Information

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS:
Current Assets:
Cash and cash equivalents	$24,461	$15,407
Receivables (net of allowances of $57 and $24, respectively)	7,109	4,863
Prepaid expenses	5,121	4,582
Other current assets	189	235
Total current assets	36,880	25,087
Equipment and leasehold improvements (net of accumulated depreciation and amortization of $16,062 and $14,805, respectively)	8,773	8,523
Goodwill	972	972
Intangibles (net of amortization of $3,443 and $3,351, respectively)	3,361	3,353
Other long-term assets	2,226	2,467
Total assets	$52,212	$40,402
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$9,200	$—
Accounts payable	1,291	1,223
Accrued compensation and related costs	3,274	2,761
Unearned revenue	5,563	6,378
Capital leases	2,129	1,819
Other current liabilities	2,342	1,796
Total current liabilities	23,799	13,977
Long-term debt	5,940	—
Long-term unearned revenue	1,677	1,597
Long-term capital leases	1,941	1,614
Other long-term liabilities	5,530	5,689
Total liabilities	38,887	22,877
Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,641,986 and 1,644,768 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively, with a liquidation preference of $10,572 and $10,443, at March 31, 2016 and December 31, 2015, respectively	8,374	8,388
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 27,655,133 and 27,636,853 shares issued at March 31, 2016 and December 31, 2015, respectively; and 26,594,463 and 25,849,876 shares outstanding at March 31, 2016 and December 31, 2015, respectively	276	276
Additional paid-in capital	262,262	264,212
Accumulated deficit	(247,906)	(242,085)
Treasury stock, at cost, 1,060,670 and 1,786,977 shares at March 31, 2016 and December 31, 2015, respectively	(5,651)	(9,239)
Accumulated other comprehensive loss	(4,030)	(4,027)
Total stockholders’ equity	4,951	9,137
Total liabilities and stockholders’ equity	$52,212	$40,402

See accompanying notes to the Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months
	Ended
	March 31,	March 31,
	2016	2015
Revenue:
Subscription revenue	$9,222	$8,332
Other revenue	831	984
Total revenue	10,053	9,316
Operating expenses:
Cost of subscription revenue	2,480	1,868
Cost of other revenue	766	707
Total cost of revenue, exclusive of depreciation and amortization shown below:	3,246	2,575
Research and development	3,250	3,408
Sales and marketing	4,630	3,156
General and administrative	3,167	2,882
Depreciation and amortization	1,400	995
Total operating expenses	15,693	13,016
Operating loss	(5,640)	(3,700)
Interest and other expense, net	(171)	(114)
Change in fair value of warrant liability	—	5
Loss before income taxes	(5,811)	(3,809)
Income tax provision	(10)	(8)
Net loss	(5,821)	(3,817)
Dividends related to Series B convertible preferred stock	(143)	(147)
Net loss available to common stockholders	$(5,964)	$(3,964)
Per share of common stock:
Basic net loss available to common stockholders	$(0.24)	$(0.18)
Diluted net loss available to common stockholders	$(0.24)	$(0.18)
Shares used to calculate basic net loss per share	25,064	21,877
Shares used to calculate diluted net loss per share	25,064	21,877
Stock-based compensation is included in individual line items above:
Total cost of revenue	$74	$59
Research and development	329	266
Sales and marketing	479	366
General and administrative	743	674

See accompanying notes to the Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months
	Ended
	March 31,	March 31,
	2016	2015
Net loss	$(5,821)	$(3,817)
Other comprehensive loss:
Effect of currency translation	(3)	(1)
Comprehensive net loss	$(5,824)	$(3,818)

See accompanying notes to the Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net loss	$(5,821)	$(3,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,400	995
Stock-based compensation	1,625	1,365
Provision for uncollectible amounts	33	—
Change in fair value of warrant liability	—	(5)
Changes in assets and liabilities:
Receivables	(2,279)	(990)
Prepaid expenses	(574)	(1,069)
Other current assets	5	19
Other long-term assets	232	—
Accounts payable	(73)	536
Accrued compensation and related costs	513	(107)
Unearned revenue	(735)	(1,615)
Other current liabilities	55	(102)
Other long-term liabilities	246	213
Total Adjustments	448	(760)
Net cash used in operating activities	(5,373)	(4,577)
Cash Flows from Investing Activities:
Capital expenditures	(339)	(659)
Investment in Intangible assets	(228)	(255)
Net cash used in investing activities	(567)	(914)
Cash Flows from Financing Activities:
Proceeds from line of credit	9,200	7,000
Proceeds from term loan	6,000	—
Principal payments under capital lease obligations	(322)	(437)
Acquisition of treasury stock	(134)	(627)
Series B convertible preferred stock dividend	(3)	—
Proceeds from exercise of stock options	277	59
Fees from issuance of term loan	(60)	—
Proceeds employee stock purchase plan	37	51
Net cash provided by financing activities	14,995	6,046
Effect of exchange rate changes on cash and cash equivalents	(1)	(8)
Increase in cash and cash equivalents	9,054	547
Cash and cash equivalents, beginning of period	15,407	14,238
Cash and cash equivalents, end of period	$24,461	$14,785
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$958	$581
Capital equipment purchased on credit	958	581
Change in fair value of warrants classified as liability	—	376
Change in fair value of intellectual property purchase liability	—	2,446
Supplemental Disclosures of Cash Flow Information:
Interest paid	$103	$80

See accompanying notes to the Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively “we”, “Mattersight”, “the Company”). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the Company at March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by conforming the presentation of those costs to that of debt discounts and premiums. The standard requires that unamortized debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Long-term debt is shown net of unamortized debt issuance costs in the Company’s consolidated balance sheet as of March 31, 2016.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

Note Two — Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The pronouncement is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The amendments in this update are effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The pronouncement is intended to improve financial reporting of leasing transactions. The ASU affects any entity that enters into a lease (as that term is defined in the ASU) with certain specified scope exemptions. The ASU will require organizations that lease assets referred to as “lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The pronouncement will be effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). The pronouncement simplifies the presentation of deferred income taxes and requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted prior to December 15, 2016. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Note Three — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to contracts for our predictive behavioral routing, performance management, quality assurance, and predictive analytics (collectively, “Behavioral Analytics”). These costs are recognized over the subscription periods of the respective contracts, generally three to five years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months.

Current prepaid expenses consisted of the following:

	As of
(In millions)	March 31, 2016	December 31, 2015
Deferred costs	$1.6	$1.6
Prepaid commissions	1.4	1.4
Other	2.1	1.6
Total	$5.1	$4.6

Note Four — Other Long-Term Assets

Other long-term assets primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics. These costs are recognized over the terms of the respective contracts, generally three to five years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	As of
(In millions)	March 31, 2016	December 31, 2015
Deferred costs	$0.8	$0.9
Prepaid commissions	1.0	1.2
Deferred tax asset	0.1	0.1
Other	0.3	0.3
Total	$2.2	$2.5

Note Five — Short-Term Debt

On March 25, 2016, the Company amended its credit facility with Silicon Valley Bank. The amended credit facility provides for, among other things, a revolving line of credit to the Company with a maximum credit limit of $15 million and a $6 million term loan. The amended credit facility replaces the existing financial covenants with a requirement that (a) the Company achieve specified free cash flow targets, as defined under the amended credit facility, measured quarterly commencing in the quarter ending March 31, 2016, and (b) the Company maintain unrestricted cash on deposit with Silicon Valley Bank that, when added to the unused availability under the revolving line of credit, equals or exceeds $17.0 million. The maximum available amount under the revolving line of credit is the lesser of $15.0 million or three times the most recent month’s monthly recurring revenue. The revolving line of credit has a term through March 31, 2018 and an interest rate of the prime rate plus 1.25%. In respect of the revolving line of credit, the amended credit facility additionally provides for an annual commitment fee of $0.1 million and an early termination fee of 1.0% of the outstanding principal amount of the revolving line of credit in the first year of its term and 0.25% of the outstanding principal amount of the revolving line of credit thereafter, prior to maturity. There was less than $0.1 million of interest expense in respect of the revolving line of credit for the three months ended March 31, 2016 and March 31, 2015. The interest rate for the revolving line of credit for the three months ended March 31, 2016 was 4.75%. The Company has $9.2 million outstanding on the revolving line of credit as of March 31, 2016. The Company was in compliance with all of its debt covenants under the amended credit facility as of March 31, 2016.

Note Six — Other Current Liabilities

Other current liabilities consist of the following:

	As of
(In millions)	March 31, 2016	December 31, 2015
Accrued vendor payable	$0.7	$0.7
Other	1.6	1.1
Total	$2.3	$1.8

Note Seven — Long-Term Debt

On March 25, 2016, the Company amended its credit facility with Silicon Valley Bank. The amended credit facility provides for, among other things, a revolving line of credit to the Company with a maximum credit limit of $15 million and a term loan of $6 million. The term loan has a maturity date of March 1, 2020 and an interest rate of the prime rate plus 1.50%. In respect of the term loan, the amended credit facility additionally provides for a commitment fee of $0.1 million, which includes bank fees and expenses in connection with the amendment. The term loan may be prepaid at any time prior to the maturity date; prepayments must be at least $0.5 million and increments of $0.5 million in excess thereof. The amended credit facility includes a prepayment premium of 1% of the principal amount of the term loan, with respect to prepayments made on the term loan prior to March 25, 2017, and 0.5% of the principal amount of the term loan, with respect to prepayments made on the term loan prior to March 25, 2018. The interest rate for the term loan for the three months ended March 31, 2016 was 5.0%. The Company has $6.0 million outstanding under the term loan with Silicon Valley Bank as of March 31, 2016. The Company was in compliance with all of its debt covenants under the amended credit facility as of March 31, 2016.

Note Eight — Leases

Capital Leases

The Company acquired $1.0 million and $0.6 million of computer equipment and leasehold improvements using capital leases during the first three months of 2016 and 2015, respectively. There was $0.5 million and $0.5 million of depreciation on capital leases in the first three months of 2016 and 2015, respectively. All capital leases are for a term of twenty-four or thirty-six months.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2016:

(In millions)
Year	Amount
2016	$1.8
2017	1.7
2018	0.9
2019	—
Total minimum lease payments	$4.4
Less: estimated executory costs	—
Net minimum lease payments	$4.4
Less: amount representing interest	(0.3)
Present value of minimum lease payments	$4.1

Note Nine — Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of
(In millions)	March 31, 2016	December 31, 2015
Series B convertible preferred stock dividend payable	$2.2	$2.1
Intellectual property purchase liability	1.4	1.6
Deferred tax liability	0.3	0.3
Other	1.6	1.7
Total	$5.5	$5.7

Note Ten — Stock-Based Compensation

The Company has two stock-based compensation plans, the Mattersight Corporation 1999 Stock Incentive Plan (the “1999 Plan”) and the Mattersight Corporation Employee Stock Purchase Plan (the “ESPP”).

	For the Three Months
	Ended
	March 31,	March 31,
	2016	2015
Stock-based compensation expense (in millions)	$1.6	$1.4

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. The Company has established its forfeiture rate based on historical experience.

As of March 31, 2016, there were a total of 2,424,654 shares of the Company’s common stock available for future grants under the 1999 Plan and from treasury stock. The Company issued 755,887 shares of treasury stock with a carrying value of $3.7 million and a fair value of $3.0 million during the first quarter of 2016.

Restricted Stock

Restricted stock awards are shares of common stock granted to an individual that vest over a period of time. During the vesting period, the holder of restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Restricted stock awards granted during the three months ended March 31, 2016 were as follows:

Description	Grant Date	Shares	Vesting Schedule
Grants to employees	2/12/2016	663,273	50% on February 28, 2018, then 6.25% quarterly thereafter; or 100% on February 28, 2017; or vest ratably over 16 quarters.
Grants to employees	2/17/2016	36,364	25% on November 30, 2016, then 6.25% quarterly thereafter; or 25% on February 28, 2017, then 6.25% quarterly thereafter.
Total		699,637

Restricted stock award activity was as follows for the three months ended March 31, 2016:

	Shares	Weighted Average Price
Unvested balance at December 31, 2015	834,225	$6.49
Granted	699,637	$3.99
Vested	(74,558)	$5.82
Forfeited	(5,000)	$7.45
Unvested balance at March 31, 2016	1,454,304	$5.32

	For the Three Months Ended
	March 31, 2016	March 31, 2015
(In millions)
Total fair value of restricted stock awards vested	$0.4	$2.0
Compensation expense related to restricted stock awards	0.6	0.6

As of March 31, 2016, there remained $4.9 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.9 years.

Stock Options

Stock options granted during the three months ended March 31, 2016 were as follows:

Description	Grant Date	Options Granted	Grant Price	Expiration Date	Vesting Schedule
Grants to employees	2/12/2016	20,000	$3.97	2/12/2026	6.25% on February 29, 2016, then quarterly at 6.25% thereafter.
Grants to employees	2/17/2016	25,000	$4.40	2/17/2026	25% on February 28, 2017, then quarterly at 6.25% thereafter.
Total		45,000

Stock option activity was as follows for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 31, 2015	2,607,417	$7.41
Granted	45,000	$4.21		$2.05
Exercised	(56,250)	$4.20
Forfeited	(912)	$4.95
Outstanding as of March 31, 2016	2,595,255	$7.42	5.9
Exercisable as of March 31, 2016	2,009,730	$7.96
Outstanding intrinsic value at March 31, 2016 (in millions)	—
Exercisable intrinsic value at March 31, 2016 (in millions)	—

	For the Three Months Ended
	March 31, 2016	March 31, 2015
(In millions)
Compensation expense related to option awards	$0.3	$0.4

	For the Three Months Ended
(In millions)	March 31, 2016	March 31, 2015
Total fair value of stock options vested	$0.3	$0.4
Intrinsic value of stock options exercised*	$—	$—
Proceeds received from option exercises	$0.2	$0.1

* Less than $0.1 million.

As of March 31, 2016, there remained $1.8 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The fair value of options granted during the three months ended March 31, 2016 and March 31, 2015 was estimated on the grant date using a Black-Scholes option-pricing model. The following assumptions represent the year-to-date weighted average for all options granted:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Risk-free interest rates	1.08%	1.40%
Expected dividend yield	—	—
Expected volatility	54%	60%
Expected lives	5.5 years	6 years

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

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Shares of common stock issued	20,588	9,897
Expense related to ESPP (in thousands)	$18	$14

The fair value of ESPP purchases for the three months ended March 31, 2016 and March 31, 2015 was estimated using a Black-Scholes pricing model. The Company used the following year-to-date weighted average assumptions:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Risk-free interest rates	0.17%	0.02%
Expected dividend yield	—	—
Expected volatility	27%	39%
Expected lives	0.25 years	0.24 years

Note Eleven — Loss Per Share

The following table sets forth the computation of the loss and shares used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
(In millions)	March 31, 2016	March 31, 2015
Net loss	$(5.8)	$(3.8)
Dividends related to 7% Series B convertible preferred stock(1)	(0.2)	(0.2)
Net loss available to common stockholders	$(6.0)	$(4.0)
Per share of common stock:
Basic/diluted net loss available to common stockholders	$(0.24)	$(0.18)

(In thousands)
Weighted average shares outstanding (basic and diluted)	25,064	21,877
Currently anti-dilutive common stock equivalents(2)	1,832	2,095

(1)

The Company’s Board of Directors did not declare a dividend payment on the Company’s 7% Series B Convertible Preferred Stock (the “Series B Stock”), which was accrued, for each of the dividend periods from July 1, 2012 through March 31, 2016 (the aggregate amount of these dividends was approximately $2.2 million).

(2)

In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was anti-dilutive.

Note Twelve — Fair Value of Financial Instruments

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015:

(In millions)
	Fair Value Measurements at March 31, 2016 Using
	Total carrying value at March 31, 2016	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$24.1	$24.1	$—	$—
Long-term debt	$6.0	$—	$—	$6.0

	Fair Value Measurements at December 31, 2015 Using
	Total carrying value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Other Observable (Level 2)	Significant Unobservable (Level 3)
Money market fund	$13.7	$13.7	$—	$—

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of March 31, 2016 and December 31, 2015 due to the short-term nature of these instruments.

Note Thirteen — Litigation and Other Contingencies

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

Under its by-laws, subject to certain exceptions, the Company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and corporate officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

Background

Mattersight Corporation (together with its subsidiaries and predecessors, “Mattersight,” “we,” “us,” or “the Company”) is a leader in behavioral analytics and a pioneer in personality-based software products. Using a stack of innovative, patented applications, including predictive behavioral routing, performance management, quality assurance, and predictive analytics (collectively, “Behavioral Analytics”), Mattersight analyzes and predicts customer behavior based on the language exchanged between agents and customers during brand interactions. These insights are then used to facilitate more effective and effortless customer conversations, which, in turn, drive increased customer satisfaction and retention, employee engagement, and operating efficiency. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. Mattersight’s solutions have influenced hundreds of millions of shorter, more satisfying customer interactions for leading companies in the healthcare, insurance, financial services, technology, telecommunications, cable, utilities, education, hospitality, and government industries.

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

Performance Highlights

The following table presents our performance on the key metrics for the periods presented:

	For the Three Months Ended
	(in millions, except percentage data)
	March 31, 2016	March 31, 2015
ACV Bookings	$5.4	$3.1
Rolling 4 Quarters ACV Bookings	$25.1	$17.1
% of Rolling 4 Quarters ACV Bookings generated by new customers	62%	27%
Annualized Revenues in Deployment	$17.9	$8.1
Annualized Book of Business	$58.2	$45.3
Gross Margin	68%	72%

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following:

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

First Quarter of 2016 Compared with First Quarter of 2015

Revenue

Our total revenue increased $0.8 million, or 8%, to $10.1 million in the first quarter of 2016, from $9.3 million in the first quarter of 2015. The $0.8 million increase in total revenue in the first quarter of 2016 was primarily due to the increased subscription fees associated with several new Behavioral Analytics subscription customers, as well as the expansion of user counts in our existing client base.

Subscription revenue increased by $0.9 million, or 11%, to $9.2 million in the first quarter of 2016, from $8.3 million in the first quarter of 2015. The $0.9 million increase in subscription revenue in the first quarter of 2016 was primarily due to the increased subscription fees associated with several new Behavioral Analytics subscription customers, as well as the expansion of user counts in our existing client base.

Other revenue decreased by $0.2 million, or 16%, to $0.8 million in the first quarter of 2016, from $1.0 million in the first quarter of 2015.

The Company’s top five clients accounted for 71% of total revenue in the first quarter of 2016 and 76% of total revenue in the first quarter of 2015. The Company’s top ten clients accounted for 89% of total revenue in the first quarter of 2016 and 90% of total revenue in the first quarter of 2015. In both the first quarter of 2016 and 2015, three clients each accounted for 10% or more of total revenue. In the first quarter of 2016, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 33%, 15%, and 12% of total revenue, respectively. In the first quarter of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 17%, and 14% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Total cost of revenue primarily consists of labor costs, including salaries, fringe benefits, and incentive compensation, royalties, and other client-related third-party outside services. Total cost of revenue excludes depreciation and amortization.

Cost of subscription revenue was $2.5 million, or 27% of subscription revenue, in the first quarter of 2016, compared with $1.9 million, or 22% of subscription revenue, in the first quarter of 2015. The $0.6 million increase in cost was primarily due to increased revenue and incremental personnel costs.

Cost of other revenue increased by $0.1 million, to $0.8 million in the first quarter of 2016, from $0.7 million in the first quarter of 2015.

Research and Development

Research and development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in total cost of revenue.

Research and development expenses decreased $0.1 million, or 5%, to $3.3 million in the first quarter of 2016 from $3.4 million in the first quarter of 2015.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing.

Sales and marketing expenses increased $1.4 million, or 47%, to $4.6 million in the first quarter of 2016 from $3.2 million in the first quarter of 2015. The increase was primarily due to higher compensation and marketing costs.

General and Administrative

General and administrative expenses consist primarily of salaries, incentive compensation, and employee benefits for administrative personnel, as well as facilities costs, a provision for uncollectible amounts, and costs for our corporate technology infrastructure and applications.

General and administrative expenses increased $0.3 million, or 10%, to $3.2 million in the first quarter of 2016 from $2.9 million in the first quarter of 2015. The $0.3 million increase was due to higher compensation.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 41%, to $1.4 million in the first quarter of 2016, from $1.0 million in the first quarter of 2015. The $0.4 million increase was due to higher capital expenditures.

Operating Loss

Primarily as a result of the factors described above, we experienced an operating loss of $5.6 million in the first quarter of 2016, compared with an operating loss of $3.7 million in the first quarter of 2015.

Interest and Other Expense, Net

Interest and other expense was $0.2 million in the first quarter of 2016 compared to $0.1 million in the first quarter of 2015.

Change in Fair Value of Warrant Liability

The Company no longer has any warrants outstanding. The warrants were fully exercised by the respective holders in 2015.

Income Tax Provision

The income tax provision was less than $0.1 million in the first quarter of both 2016 and 2015. As of March 31, 2016 and 2015, total net deferred tax assets of $77.8 million and $72.4 million, respectively, were fully offset by a valuation allowance. The level of uncertainty in predicting when we will achieve profitability, sufficient to utilize our net U.S. and non-U.S. operating losses and realize our remaining deferred tax assets, requires that an income tax valuation allowance be recognized in the financial statements.

Net Loss Available to Common Stockholders

We reported net loss available to holders of our common stock of $6.0 million in the first quarter of 2016, compared with net loss available to holders of our common stock of $4.0 million in the first quarter of 2015. Accrued dividends to holders of Series B convertible preferred stock (“Series B Stock”) were $0.1 million in both the first quarter of 2016 and 2015. In the first quarter of 2016, there was a net loss of $0.24 per share on a basic and diluted basis, compared with a net loss of $0.18 per share on a basic and diluted basis in the first quarter of 2015.

Liquidity and Capital Resources

Introduction

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. As of March 31, 2016, our principal capital resources consisted of our cash and cash equivalents balance of $24.5 million, which includes $0.1 million in foreign bank accounts.

The increase in cash during the first three months of 2016 was primarily from proceeds received from our amended credit facility with Silicon Valley Bank (see “Credit Facility” below), partially offset by the net loss before non-cash items, capital lease principal payments, capital expenditures, the acquisition of treasury stock, an increase in accounts receivable and a decrease in unearned revenue.

The increase in cash during the first three months of 2015 was primarily from proceeds received from the amended credit facility, partially offset by the net loss before non-cash items, payment of Company bonuses, capital lease principal payments, capital expenditures, the acquisition of treasury stock, and an increase in accounts receivable.

Cash Flows from Operating Activities

Net cash used in operating activities during the first three months of 2016 was $5.4 million compared with cash use of $4.6 million during the first three months of 2015. During the first three months of 2016, net cash used in operating activities consisted primarily of the net loss before non-cash items of $2.8 million, an increase in accounts receivable of $2.3 million, a decrease in unearned revenue and prepaid expenses of $0.7 million and $0.6 million, respectively, partially offset by other favorable net working capital changes of $1.0 million.

During the first three months of 2015, net cash used in operating activities consisted primarily of the net loss before non-cash items of $1.5 million, a $1.6 million decrease in unearned revenue reflecting the recognition of previously deferred revenue, and an increase in accounts receivable.

Days Sales Outstanding (“DSO”) was 67 days at March 31, 2016, compared with 41 days at December 31, 2015, an increase of 26 days. We are currently experiencing payment delays due to internal approval processing at a few clients. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients; see “Accounts Receivable Customer Concentration” for additional information on cash collections.

Cash Flows from Investing Activities

The Company used $0.6 million and $0.9 million of cash in investing activities during the first three months of 2016 and 2015, respectively.

Capital expenditures during the first three months of 2016 and 2015 were primarily related to the purchase of computer hardware and software. We currently expect capital expenditures of between $4.0 million and $4.5 million for fiscal year 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.0 million during the first three months of 2016 compared with cash provided by financing activities of $6.0 million during the first three months of 2015. Net cash proceeds of $15.0 million during the first three months of 2016 were primarily attributable to proceeds of $15.2 million, from the amended credit facility with Silicon Valley Bank, which included (i) $9.2 million from our line of credit and (ii) $6.0 million from the term loan.

Net cash proceeds of $6.0 million during the first three months of 2015 were primarily attributable to proceeds from the amended credit facility of $7.0 million, partially offset by (i) $0.4 million of principal payments under our capital lease obligations and (ii) $0.6 million of cash used to acquire treasury stock to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our Series B Stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by the Company’s Board of Directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. The Board of Directors did not declare a dividend payment on the Series B Stock, which was accrued from July 1,

2012 through March 31, 2016 (the aggregate amount of these dividends was approximately $2.2 million). Payment of future dividends on the Series B Stock will be determined by the Company’s Board of Directors based on the Company’s outlook and macroeconomic conditions. The amount of each dividend accrual will be decreased by any conversions of the Series B Stock into common stock, as such conversions require the Company to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock are permissible at the option of the holder.

The Company expects to acquire between $0.1 million and $0.2 million of treasury stock during the second quarter of 2016 to meet employee tax obligations associated with the Company’s stock-based compensation programs.

Liquidity

Our near-term capital resources consist of our current cash balance, together with anticipated future cash flows, financing from capital leases, and our amended credit facility with Silicon Valley Bank (see “Credit Facility” below). Our balance of cash and cash equivalents was $24.5 million as of March 31, 2016.

We anticipate that our current unrestricted cash resources, together with operating revenue, capital lease financing, and our amended credit facility with Silicon Valley Bank, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Credit Facility

On March 25, 2016, the Company amended its existing credit facility with Silicon Valley Bank. The amended credit facility extends the term of the Company’s line of credit for an additional year, through March 31, 2018, and replaces the existing financial covenants with a requirement that (a) the Company achieve specified free cash flow targets, as defined under the amended credit facility, measured quarterly commencing in the quarter ending March 31, 2016, and (b) the Company maintain unrestricted cash on deposit with Silicon Valley Bank that, when added to the unused availability under the revolving line of credit, equals or exceeds $17.0 million. The maximum available amount under the revolving line of credit is the lesser of $15.0 million or three times the most recent month’s monthly recurring revenue. Pursuant to the amended credit facility, the Company also received a $6.0 million term loan, the repayment obligation with respect to which is interest only through March 1, 2017, and which is fully amortizing over a 36-month period thereafter. The term loan may be prepaid at any time, provided that a prepayment premium of 1% of the principal amount of the term loan with respect to prepayments made on the term loan prior to March 25, 2017, and 0.5% of the principal amount of the term loan with respect to prepayments made on the term loan prior to March 25, 2018.

The amended credit facility imposes various restrictions on the Company, including usual and customary limitations on the ability of the Company or any of its subsidiaries to incur debt and to grant liens upon their assets, and prohibits certain consolidations, mergers, and sales and transfers of assets by the Company and its subsidiaries. The amended credit facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the amended credit facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the amended credit facility will automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Company was in compliance with all of its debt covenants as of March 31, 2016. The Company repaid the $9.2 million of short-term debt outstanding on April 1, 2016. See “Note Seven—Long-Term Debt” of the “Notes to Consolidated Financial Statements”.

Accounts Receivable Customer Concentration

As of March 31, 2016, two clients, United HealthCare Services, Inc., and CVS Caremark Corporation, accounted for 31% and 21% of total gross accounts receivable, respectively. Of these amounts, we have collected 50% from United HealthCare Services, Inc., and 0% from CVS Caremark Corporation, through May 5, 2016. Of the total March 31, 2016 gross accounts receivable, we have collected 35% as of May 5, 2016. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

Capital lease obligations were $4.1 million as of March 31, 2016 and $3.4 million as of December 31, 2015. We are a party to capital lease agreements with leasing companies to fund our on-going equipment requirements. We expect to incur new capital lease obligations of between $2.0 million to $2.5 million for fiscal year 2016, as we continue to expand our investment in the infrastructure for Behavioral Analytics. As of March 31, 2016, the Company had standby letters of credit issued as collateral for capital leases in the amount of $4.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk as of March 31, 2016 from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on management’s identification of a previously reported material weakness in our internal control over financial reporting related to (i) user counts in client portals; (ii) segregation of duties related to reporting and billing of user counts; and (iii) insufficient documentation of compensating controls, management has concluded that our disclosure controls and procedures were not effective at December 31, 2015 and March 31, 2016. Steps to remediate the weakness are discussed below, and we currently expect the material weakness to be fully remediated by June 30, 2016.

Notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, included in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2015, a material weakness existed in our internal control over financial reporting related to (i) user counts in client portals; (ii) segregation of duties related to reporting and billing of user counts; and (iii) insufficient documentation of compensating controls.

In the quarter ended March 31, 2016 we implemented new controls as remediation of the material weakness, including (i) implementing a quarterly review and approval of user modifications executed by Mattersight users, as it relates to changes that effect user counts in client portals; (ii) segregating the duties related to reporting and billing user counts as it relates to subscription revenue; and (iii) enhancing the documentation of compensating controls. The new controls have not been operating long enough to evaluate their operating effectiveness.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are a number of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Quarterly Report on Form 10-Q, we believe the more significant of such risks and uncertainties include the following (for a description of the risk factors, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015):

•	We have not realized an operating profit in sixteen years and there is no guarantee that we will realize an operating profit in the foreseeable future.
•	Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.
•

We depend on a limited number of clients for a significant portion of our revenue, and the loss of a significant client or a substantial decline in the size or scope of deployments for a significant client, could have a material adverse effect on our business.

•	We depend on good relations with our clients, and any harm to these good relations may materially and adversely affect our business and our ability to compete effectively.
•	We must maintain our reputation and expand our name recognition to remain competitive.
•	Our industry is very competitive and, if we fail to compete successfully, our market share and business will be adversely affected.
•	We must keep pace with the rapid rate of innovation in our industry in order to build our business.
•	Because our services and solutions are sophisticated, we must devote significant time and effort to our sales and installation processes, with significant risk of loss if we are not successful.
•	The unauthorized disclosure of the confidential customer data that we maintain could result in a significant loss of business and subject us to substantial liability.
•	Our financial results could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
•	We rely heavily on our senior management team for the success of our business.
•	Our ability to recruit talented professionals and retain our existing professionals is critical to the success of our business.
•	We have a limited ability to protect our intellectual property rights, which are important to our success and competitive position.
•	Others could claim that our services, products, or solutions infringe upon their intellectual property rights or violate contractual protections.
•	Increasing government regulation could cause us to lose clients or impair our business.
•	It may be difficult for us to access debt or equity markets to meet our financial needs.
•	The market price of our common stock is likely to be volatile and could subject us to litigation.
•

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

•

We identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

•

Our operating results may be negatively affected if we are required to collect sales tax or other transaction taxes on all or a portion of sales in jurisdictions where we are currently not collecting and reporting tax.

There have been no material changes in these risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to the Company’s purchase of shares of its common stock in the first quarter of 2016. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. The Company has not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2016 – January 31, 2016	39	$5.48
February 1, 2016 – February 29, 2016	29,541	$4.53
March 1, 2016 – March 31, 2016	—	$—
Total	29,580	$4.53

(1)

The shares reflected in this column were purchased by the Company in order to satisfy the Company’s tax withholding obligations related to the vesting of restricted stock awards issued pursuant to the 1999 Plan.

Item 6. Exhibits

3.1.1

Certificate of Incorporation of Mattersight Corporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form S-1 (File No. 333-94293) as filed with the Securities and Exchange Commission on February 1, 2000).

3.1.2

Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (incorporated by reference to Exhibit 3.3 to Mattersight Corporation’s Annual Report on Form 10-K (File No. 000-27975) as filed with the Securities and Exchange Commission on March 28, 2002).

3.1.3

Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (incorporated by reference to Exhibit 3.4 to Mattersight Corporation’s Annual Report on Form 10-K (File No. 000-27975) as filed with the Securities and Exchange Commission on March 28, 2002).

3.1.4

Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective May 31, 2011 (incorporated by reference to Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on May 31, 2011).

3.2.1

By-Laws of Mattersight Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form S-1 (File No. 333-94293) as filed with the Securities and Exchange Commission on February 1, 2000).

3.2.2

Amendment to By-Laws of Mattersight Corporation (incorporated by reference to Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on November 16, 2007).

4.1	Reference is made to Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2.1 and 3.2.2 hereof.
4.2

Certificate of Designations of 7% Series B Convertible Preferred Stock of Mattersight Corporation, filed December 19, 2001 (incorporated by reference to Exhibit 3.6 to Mattersight Corporation’s Annual Report on Form 10-K (File No. 000-27975) as filed with the Securities and Exchange Commission on March 28, 2002).

10.1

First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated March 25, 2016 (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on March 31, 2016).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Sheau-ming K. Ross under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and Sheau-ming K. Ross under Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and March 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2016.

MATTERSIGHT CORPORATION

By	/s/ SHEAU-MING K. ROSS
Sheau-ming K. Ross
Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ GLENN H. POLSON
Glenn H. Polson
Vice President of Financial Reporting
(Duly authorized signatory and
Principal Accounting Officer)