Form 10-Q
period 2016-06-30
Mattersight Corp
filed 2016-08-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number 0-27975

Mattersight Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4304577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 W. Madison Street

Suite 3100

Chicago, Illinois 60606

(Address of Principal Executive Offices) (Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of July 19, 2016 was 26,567,621.

Part I. Financial Information

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following:

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

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$15,400	$15,407
Receivables net of allowances of $29 and $24, respectively	5,737	4,863
Prepaid expenses	5,681	4,582
Other current assets	197	235
Total current assets	27,015	25,087
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $17,357 and $14,805, respectively	8,980	8,523
Goodwill	972	972
Intangibles net of amortization of $3,566 and $3,351, respectively	3,313	3,353
Other long-term assets (includes $500 in restricted cash at June 30, 2016)	2,379	2,467
Total assets	$42,659	$40,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$7,046	$—
Accounts payable	1,551	1,223
Accrued compensation and related costs	2,327	2,761
Unearned revenue	3,876	6,378
Capital leases	2,164	1,819
Other current liabilities	2,402	1,796
Total current liabilities	19,366	13,977
Long-term debt	5,944	—
Long-term unearned revenue	1,306	1,597
Long-term capital leases	2,267	1,614
Other long-term liabilities	5,399	5,689
Total liabilities	34,282	22,877
7% Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,641,960 and 1,644,768 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively, with a liquidation preference of $10,719 and $10,443, at June 30, 2016 and December 31, 2015, respectively	8,374	8,388
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,577,704 and 27,636,853 shares issued at June 30, 2016 and December 31, 2015, respectively; 26,567,670 and 25,849,876 shares outstanding at June 30, 2016 and December 31, 2015, respectively	276	276
Additional paid-in capital	263,134	264,212
Accumulated deficit	(254,106)	(242,085)
Treasury stock, at cost, 1,010,034 and 1,786,977 shares at June 30, 2016 and December 31, 2015, respectively	(5,267)	(9,239)
Accumulated other comprehensive loss	(4,034)	(4,027)
Total stockholders’ equity	3	9,137
Total liabilities and stockholders’ equity	$42,659	$40,402

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue:
Subscription revenue	$8,501	$8,874	$17,723	$17,206
Other revenue	573	868	1,404	1,852
Total revenue	9,074	9,742	19,127	19,058
Operating expenses:
Cost of subscription revenue	2,579	2,055	5,059	3,923
Cost of other revenue	616	614	1,382	1,321
Total cost of revenue, exclusive of depreciation and amortization shown below:	3,195	2,669	6,441	5,244
Research and development	3,350	3,380	6,600	6,788
Sales and marketing	4,197	3,087	8,827	6,243
General and administrative	2,872	2,821	6,038	5,703
Depreciation and amortization	1,417	1,216	2,818	2,211
Total operating expenses	15,031	13,173	30,724	26,189
Operating loss	(5,957)	(3,431)	(11,597)	(7,131)
Interest and other expense, net	(237)	(145)	(408)	(259)
Change in fair value of warrant liability	—	20	—	25
Loss before income taxes	(6,194)	(3,556)	(12,005)	(7,365)
Income tax provision	(6)	(8)	(16)	(16)
Net loss	(6,200)	(3,564)	(12,021)	(7,381)
Dividends related to 7% Series B convertible preferred stock	(147)	(147)	(293)	(294)
Net loss available to common stock holders	$(6,347)	$(3,711)	$(12,314)	$(7,675)
Per share of common stock:
Basic net loss available to common stock holders	$(0.25)	$(0.17)	$(0.49)	$(0.35)
Diluted net loss available to common stock holders	$(0.25)	$(0.17)	$(0.49)	$(0.35)
Shares used to calculate basic net loss per share	25,161	22,032	25,112	21,955
Shares used to calculate diluted net loss per share	25,161	22,032	25,112	21,955
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$112	$65	$186	$124
Research and development	340	253	669	519
Sales and marketing	454	355	933	721
General and administrative	512	744	1,255	1,418

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net loss	$(6,200)	$(3,564)	$(12,021)	$(7,381)
Other comprehensive loss:
Effect of foreign currency translation	(4)	3	(7)	2
Comprehensive net loss	$(6,204)	$(3,561)	$(12,028)	$(7,379)

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities:
Net loss	$(12,021)	$(7,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,818	2,211
Stock-based compensation	3,043	2,782
Provision for uncollectible amounts	26	—
Change in fair value of warrant liability	—	(25)
Changes in assets and liabilities:
Receivables	(900)	(1,353)
Prepaid expenses	(1,138)	(846)
Other current assets	(12)	(1,646)
Other long-term assets	88	561
Accounts payable	377	267
Accrued compensation and related costs	(434)	(256)
Unearned revenue	(2,793)	(1,472)
Other current liabilities	(179)	(570)
Other long-term liabilities	522	2,040
Total adjustments	1,418	1,693
Net cash used in operating activities	(10,603)	(5,688)
Cash Flows from Investing Activities:
Capital expenditures	(973)	(1,207)
Investment in intangible assets	(472)	(475)
Net cash used in investing activities	(1,445)	(1,682)
Cash Flows from Financing Activities:
Proceeds from line of credit	16,246	15,000
Repayments of line of credit	(9,200)	(7,000)
Proceeds from term loan	6,000	—
Principal payments on capital lease obligations	(1,107)	(999)
Acquisition of treasury stock to satisfy tax withholding obligations	(211)	(695)
7% Series B convertible preferred stock dividend	(3)	—
Proceeds from exercise of stock options	236	194
Fees paid for issuance of term loan	(60)	—
Fees paid for issuance of common stock	—	(11)
Proceeds from employee stock purchase plan	145	105
Net cash provided by financing activities	12,046	6,594
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)
Decrease in cash and cash equivalents	(7)	(780)
Cash and cash equivalents, beginning of period	15,407	14,238
Cash and cash equivalents, end of period	$15,400	$13,458
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$2,111	$1,752
Capital equipment purchased on credit	2,111	1,752
Change in fair value of warrants classified as liability	—	(25)
Change in fair value of intellectual property purchase liability	—	2,285
Supplemental Disclosures of Cash Flow Information:
Interest paid	$279	$101

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2016 and December 31, 2015 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

A prior year amount has been reclassified from interest and other expense, net to depreciation and amortization, to conform to the current year presentation of the statement of operations. On January 1, 2016, the company adopted Accounting Standards Update (ASU) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by conforming the presentation of those costs to that of debt discounts and premiums. The standard requires that unamortized debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Long-term debt is shown net of unamortized debt issuance costs in the company’s consolidated balance sheet as of June 30, 2016.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 11, 2016.

Note Two — Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. This update broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The update is effective for annual periods beginning after December 15, 2019. The company is currently evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify the accounting for share-based payment transactions, including the income tax impacts, classification of awards as either equity or liabilities, and presentation on the statement of cash flows. The guidance also allows employers to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The update is effective for annual periods beginning after December 15, 2016. The company is currently evaluating the impact of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting of leasing transactions. The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This update is effective for fiscal years beginning after December 15, 2018. The company is currently evaluating the impact of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). This update simplifies the presentation of deferred income taxes and requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The update is effective for reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2015-17 is not expected to have a material impact on the company’s consolidated financial statements.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). This update sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. The underlying principle of the new standard is that an organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted prior to December 15, 2016. The company is currently evaluating the impact of this standard on its consolidated financial statements.

Note Three — Current Prepaid Expenses

Current prepaid expenses include the current portion of deferred costs and prepaid commissions related to client contracts for the company’s predictive behavioral routing, performance management, quality assurance, and predictive analytics applications (collectively, Behavioral Analytics). These costs are recognized over the subscription periods of the respective contracts, generally three to five years after the go-live date. When the company contracts with a client for a short-term pilot, the pilot period generally ranges from three to twelve months after the go-live date.

Current prepaid expenses consisted of the following:

	As of
(In millions)	June 30, 2016	December 31, 2015
Deferred costs	$1.7	$1.6
Prepaid commissions	1.8	1.4
Other	2.2	1.6
Total	$5.7	$4.6

Note Four — Other Long-Term Assets

Other long-term assets includes the long-term portion of deferred costs, prepaid commissions related to Behavioral Analytics, and restricted cash.  Restricted cash represents cash used to collateralize certain letters of credit issued to support the company’s equipment leasing activities.  Other long-term assets consisted of the following:

	As of
(In millions)	June 30, 2016	December 31, 2015
Deferred costs	$0.8	$0.9
Prepaid commissions	0.5	1.2
Restricted cash	0.5	—
Deferred tax asset	0.1	0.1
Other prepaid expenses	0.5	0.3
Total	$2.4	$2.5

Note Five —Debt

On March 25, 2016 and on June 30, 2016, the company amended its credit facility with Silicon Valley Bank. The amended credit facility provided for a revolving line of credit to the company with a maximum credit limit of $15.0 million and a $6.0 million term loan. The amended credit facility replaced the previous financial covenants with the requirement that the company (i) achieve the free cash flow targets specified in the amended credit facility, measured quarterly commencing in the quarter ending March 31, 2016, and (ii) maintain unrestricted cash on deposit with Silicon Valley Bank that, when added to the unused availability under the revolving line of credit, equals or exceeds $17.0 million, or $14.0 million for the period commencing June 1, 2016 through July 31, 2016. The maximum available amount under the revolving line of credit was the lesser of $15.0 million or three times the most recent month’s monthly recurring revenue.  The revolving line of credit had a term through March 31, 2018 and an interest rate equal to the prime rate plus 1.25%. The amended credit facility also provided for an annual commitment fee of $0.1 million and an early termination fee of $150,000 if termination were to occur prior to March 25, 2017 and $37,500 thereafter. The company had $7.0 million outstanding on the revolving line of credit as of June 30, 2016, which was repaid on July 1, 2016.  The interest rate for the revolving line of credit for the six months ended June 30, 2016 was 4.75%.  There was less than $0.1 million of interest expense for the revolving line of credit for the quarter and six months ended June 30, 2016 and June 30, 2015.

The term loan had a maturity date of March 1, 2020 and an interest rate of the prime rate plus 1.50%. The amended credit facility provided that term loan could be prepaid, solely in $0.5 million increments.  The amended credit facility included a prepayment premium of 1% of the principal amount if prepayments were to occur prior to March 25, 2017, and 0.5% of the principal amount, if prepayment were to occur between March 25, 2017 and March 25, 2018. The Company had $6.0 million outstanding under the term loan as of June 30, 2016, which was repaid on August 1, 2016. The interest rate for the term loan for the six months ended June 30, 2016 was 5.0%. There was $0.1 million of interest expense on the term loan for the quarter and six months ended June 30, 2016.

The credit facility with Silicon Valley Bank was terminated on August 1, 2016. See Note Thirteen—Subsequent Events.

Note Six — Other Current Liabilities

Other current liabilities consisted of the following:

	As of
(In millions)	June 30, 2016	December 31, 2015
Accrued vendor payable	$0.7	$0.7
Deferred rent liability	0.4	0.3
Other	1.3	0.8
Total	$2.4	$1.8

Note Seven — Leases

Capital Leases

Assets under capital leases consist primarily of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $7.5 million and $5.4 million at June 30, 2016 and December 31, 2015, respectively.  Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

As of June 30, 2016, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
Remainder of 2016	$1.3
2017	2.1
2018	1.2
2019	0.2
Total minimum lease payments	$4.8
Less: estimated executory costs	—
Net minimum lease payments	$4.8
Other Less: amount representing interest	(0.4)
Present value of minimum lease payments	$4.4

Note Eight — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	As of
(In millions)	June 30, 2016	December 31, 2015
7% Series B convertible preferred stock dividend payable	$2.3	$2.1
Deferred rent liability	1.6	1.7
Intellectual property purchase liability	1.1	1.6
Deferred tax liability	0.3	0.3
Other	0.1	—
Total	$5.4	$5.7

Note Nine — Stock-Based Compensation

Restricted Stock

Restricted stock awards granted during the quarter ended June 30, 2016 were as follows:

Description	Grant Date	Shares	Vesting Schedule
Grants to non-employee directors	5/13/2016	70,000	25% on May 31, 2016, then 25% quarterly thereafter.

Stock Options

Stock options granted during the quarter ended June 30, 2016 were as follows:

Description	Grant Date	Options Granted	Grant Price	Expiration Date	Vesting Schedule
Grants to non-employee directors	5/13/2016	70,000	$3.57	5/13/2026	25% on May 31, 2016, then 25% quarterly thereafter.

Note Ten — Loss Per Share

The following table presents the loss per share calculation for the periods presented:

	For the Quarter Ended		For the Six Months Ended
(In millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(6.2)	$(3.6)	$(12.0)	$(7.4)
Dividends related to 7% Series B convertible preferred stock(1)	(0.1)	(0.1)	(0.3)	(0.3)
Net loss available to common stock holders	$(6.3)	$(3.7)	$(12.3)	$(7.7)
Per share of common stock:
Basic/diluted net loss available to common stock holders	$(0.25)	$(0.17)	$(0.49)	$(0.35)

(In thousands)
Weighted average shares outstanding (basic and diluted)	25,161	22,032	25,112	21,955
Currently anti-dilutive common stock equivalents(2)	1,467	2,111	1,650	2,103

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 – June 30, 2016. The total accrued dividends are $2.3 million as of June 30, 2016, which will continue to be accrued until they are declared by the board of directors.

(2)	The effect of common stock equivalents, which is primarily related to the Series B stock, was not included in the diluted loss per share calculation as it was anti-dilutive.

Note Eleven — Fair Value of Financial Instruments

The company uses a three-level classification hierarchy of fair value measurements to report certain assets and liabilities at fair value. The first tier, Level 1, uses quoted market prices in active markets for identical assets or liabilities. Level 2 uses observable market data, such as quoted market prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable. Level 3 uses entity-specific inputs or unobservable inputs that are derived and cannot be corroborated by market data.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents financial instruments measured at fair value measured on a recurring basis:

	June 30, 2016
(In millions)	Total carrying value at June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents - money market fund	$14.8	$14.8	$—	$—

Fair values for assets and liabilities that are only disclosed and not recorded consist of long-term debt. The fair value of long-term debt was estimated to be $6.0 million at June 30, 2016.

The carrying values of other cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of June 30, 2016 due to the short-term nature of these instruments.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the first six months of 2016. There were no assets or liabilities valued at fair value on a nonrecurring basis during the first six months of 2016.

Note Twelve — Litigation and Other Contingencies

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

Under its by-laws, subject to certain exceptions, the company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The company has separate indemnification agreements with each of its corporate officers and directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification agreements is unlimited; however, the company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the company believes the estimated fair value of these indemnification agreements is minimal. The company had no liabilities recorded for these agreements as of June 30, 2016.

Note Thirteen — Subsequent Events

On August 1, 2016, the company entered into a secured loan agreement with Hercules Capital, Inc., as agent and lender (Hercules). The agreement, which matures on February 1, 2020, allows the company to borrow up to $30.0 million in three tranches. On August 1, 2016, the company borrowed $22.5 million.  The second tranche of up to $2.5 million will become available starting July 1, 2017 and continuing until September 15, 2017, contingent on the company meeting certain financial milestones. The third tranche of up to $5.0 million will become available starting September 15, 2017 and continuing until September 15, 2018, contingent on meeting certain financial milestones, a portion of which will be mutually determined by the company and Hercules and will be subject to approval by Hercules.

The annual interest rate is equal to the greater of (i) 9.75% plus the prime rate minus 3.50% or (ii) 9.75%.  Additionally, the principal balance will bear compounding payment-in-kind interest at an annual rate of 2.15%. Monthly payments are interest only until December 1, 2017, subject to extension until March 1, 2018 or June 1, 2018 depending on whether certain financial milestones are met. After the interest-only period, principal and interest will be due in equal monthly payments. The company may prepay all, but not a portion, of the loan.  A prepayment charge of 3.0%, 2.0% or 1.0% of the outstanding balance would be due in year one, in year two, or after year two, respectively.

Initially, the agreement’s covenants require the company (i) to achieve at least 80% of its projected subscription revenues and (ii) to maintain at least $7.5 million in unrestricted cash. After the company achieves two consecutive quarters of earnings before interest, taxes, and depreciation and amortization of at least $1.0 million, the minimum requirement for unrestricted cash will decrease to $6.0 million. The agreement is secured by substantially all of the company’s assets, including its intellectual property.

The company used a portion of the proceeds to repay its term loan from Silicon Valley Bank and to pay borrowing-related fees and expenses.  The company expects to use the remaining proceeds and any future borrowings for general corporate purposes.

Concurrent with the loan agreement, the company issued a warrant to Hercules that gives Hercules the right to purchase shares of the company’s common stock at $3.50 per share.  Initially, the warrant is exercisable for 357,142 shares of common stock.  If the company borrows the entire third tranche of $5 million available under the loan agreement, the warrant will be exercisable for 428,570 shares of common stock. The warrant expires on August 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

Background

Mattersight Corporation and its subsidiaries (collectively, we, us, or ours) is a leader in behavioral analytics and a pioneer in personality-based software products. Using a stack of innovative, patented applications, including predictive behavioral routing, performance management, quality assurance, and predictive analytics (collectively, Behavioral Analytics), we analyze and predict customer behavior based on the language exchanged between agents and customers during brand interactions. These insights are then used to facilitate more effective and effortless customer conversations, which, in turn, drive increased customer satisfaction and retention, employee engagement, and operating efficiency. Our analytics are based on millions of proprietary algorithms and the application of unique behavioral models. Our solutions have influenced hundreds of millions of shorter, more satisfying customer interactions for leading companies in the healthcare, insurance, financial services, technology, telecommunications, cable, utilities, education, hospitality, and government industries.

Our multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, our Behavioral Analytics offerings enable our clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through our Behavioral Analytics offerings, we help clients:

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

Our mission is to help brands have more effective and effortless conversations with their customers. Using a suite of innovative personality-based software applications, we can analyze and predict customer behavior based on the language exchanged during service and sales interactions. We operate a highly scalable, flexible, and adaptive application platform to enable clients to implement and operate these applications.

Business Metrics

We regularly review the following business metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.

ACV Bookings.  We estimate the annual contract value (ACV) of bookings as equal to the projected subscription  and other billings for new customer contracts executed in the quarter, realized growth on existing customer accounts beyond the original booking, and committed future growth. We regularly review ACV bookings on a rolling four quarter basis and also review the percentage of ACV bookings generated by new customers. We use this to measure the effectiveness of our sales and marketing investments, and as an indicator of potential future billings.

Backlog.  We calculate the backlog by annualizing the ACV bookings for which we have not yet deployed our services to the customer.  We use this to measure the average time to deploy our bookings and as an indicator of potential future billings.

Annualized Book of Business.  We calculate the annualized book of business, a non-GAAP measure, as the sum of our quarterly GAAP revenue for the most recent quarter (annualized) and our annualized backlog. We use this measure as an indicator of potential future revenue growth. In response to recent Securities and Exchange Commission guidance on non-GAAP measures, we will be discontinuing the use of this metric subsequent to this filing. We expect to replace it with a comparable operational metric.  While the company believes that this metric is useful in evaluating its business, this information should be considered supplemental in nature and is not meant as a substitute for revenue recognized in accordance with GAAP.

Gross Margin.  We calculate gross margin as the difference between our total revenue and the total cost of revenue, divided by total revenue, expressed as a percentage. We use this to measure the efficiency of our service delivery organization.

Performance Highlights

The following table presents our key metrics for the periods presented:

	For the Quarters Ended
(dollars in millions)	March 31, 2016	June 30, 2016
ACV bookings	$5.4	$4.4
Rolling four quarters ACV bookings	$25.1	$23.7
% of rolling four quarters ACV bookings generated by new customers	62%	51%
Backlog	$17.9	$23.1
Annualized book of business(1)	$58.1	$59.4
Gross margin	68%	65%

	For the Quarters Ended
(dollars in millions)	March 31, 2015	June 30, 2015
ACV bookings	$3.1	$5.8
Rolling four quarters ACV bookings	$17.1	$19.0
% of rolling four quarters ACV bookings generated by new customers	27%	46%
Backlog	$8.1	$10.0
Annualized book of business(1)	$45.4	$49.0
Gross margin	72%	73%

(1)	The use of this metric will be discontinued subsequent to this filing.

Reconciliation of GAAP Revenue to	March 31,	June 30,	March 31,	June 30,
Annualized Book of Business	2016	2016	2015	2015
GAAP — Total revenue	$10,053	$9,074	$9,316	$9,742
Multiplier	4	4	4	4
Annualized revenue	40,212	36,296	37,264	38,968
Annualized revenue (rounded)	40.2	36.3	37.3	39.0
Backlog	17.9	23.1	8.1	10.0
Annualized book of business	$58.1	$59.4	$45.4	$49.0

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

Results of Operations	Quarter-to-Date			Year-to-Date
(dollars in millions)	June 30, 2016	June 30, 2015	% Change	June 30, 2016	June 30, 2015	% Change
Total revenue	$9.1	$9.7	(7)%	$19.1	$19.1	—
Total cost of revenue, exclusive of depreciation and amortization	3.2	2.7	20%	6.4	5.2	23%
Gross margin	5.9	7.1	(17)%	12.7	13.8	(8)%
Other operating expenses	11.8	10.5	13%	24.3	20.9	16%
Operating loss	6.0	3.4	74%	11.6	7.1	63%
Non-operating expenses	0.2	0.1	63%	0.4	0.3	58%
Net loss	6.2	3.6	74%	12.0	7.4	63%

Second Quarter of 2016 Compared with Second Quarter of 2015

Revenue

Our total revenue decreased $0.7 million, or 7%, in the second quarter of 2016, when compared with the second quarter of 2015. The decrease consisted of a $0.4 million decrease in subscription revenue and $0.3 million decrease in other revenue.

Subscription revenue decreased by $0.4 million, or 4%, in the second quarter of 2016, when compared with the second quarter of 2015. The decrease resulted primarily from $1.5 million attributable to terminated client contracts, partially offset by $1.2 million from new client contracts.

Other revenue decreased by $0.3 million, or 34%, in the second quarter of 2016, when compared with the second quarter of 2015. The decrease was due to reduced recognition of deployment fees. Deployment fees are deferred and recognized over the contract’s subscription period beginning on the go-live date. If a contract terminates early, remaining deferred deployment revenue is recognized upon termination.

Our top five clients accounted for 74% of total revenue in the second quarter of 2016 and 75% of total revenue in the second quarter of 2015. Our top ten clients accounted for 90% of total revenue in the second quarter of 2016 and 91% of total revenue in the second quarter of 2015. In both the second quarter of 2016 and 2015, three clients each accounted for 10% or more of total revenue. In the second quarter of 2016, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 32%, 15%, and 14% of total revenue, respectively. In the second quarter of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 31%, 16%, and 13% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Cost of subscription revenue was $2.6 million, or 30% of subscription revenue, in the second quarter of 2016, compared with $2.1 million, or 23% of subscription revenue, in the second quarter of 2015. The cost of subscription revenue increased by $0.5 million or 25%, primarily due to increased personnel costs.

Other Operating Expenses

Other operating expenses include research and development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses increased primarily as a result of increased sales and marketing expenses.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses increased $1.1 million, or 36%, in the second quarter of 2016 when compared with the second quarter of 2015. The increase was primarily due to increased compensation costs related to the expansion of our sales and marketing teams, as well as increased travel costs.

Non-Operating Expenses

Non-operating expenses consist primarily of interest and other expense, net and changes in the fair value of the warrant liability.

Interest and other expense, net increased $0.1 million in the second quarter of 2016 when compared with the second quarter of 2015, primarily as a result of our term loan with Silicon Valley Bank, which originated in March 2016, and increased capital lease obligations.

We did not have any warrants outstanding as of June 30, 2016, as they were fully exercised in the third quarter of 2015.

Income Tax Provision

The income tax provision was less than $0.1 million in the second quarter of both 2016 and 2015. As of June 30, 2016 and 2015, total net deferred tax assets of approximately $80.0 million and $73.6 million, respectively, were fully offset by a valuation allowance. Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses we have recognized a valuation allowance for the full amount of our net deferred tax assets.

First Six Months of 2016 Compared with First Six Months of 2015

Revenue

Our total revenue remained flat at $19.1 million in the first six months of 2016 when compared with the first six months of 2015, as the result of a $0.5 million increase in subscription revenue offset by a $0.5 million decrease in other revenue.

Subscription revenue increased by $0.5 million, or 3%, in the first six months of 2016 when compared with the first six months of 2015. The increase consisted primarily of $2.4 million from new client contracts and $0.8 million incremental revenue from existing clients. The increase was partially offset by a decrease of $2.7 million from terminating contracts.

Other revenue decreased by $0.5 million, or 24%, in the first six months of 2016 when compared with the first six months of 2015. The decrease was due to recognition of less deferred deployment fees.

Our top five clients accounted for 72% of total revenue in the first six months of 2016 and 76% of total revenue in the first six months of 2015. Our top ten clients accounted for 89% of total revenue in the first six months of 2016 and 90% of total revenue in the first six months of 2015. In both the first six months of 2016 and 2015, three clients each accounted for 10% or more of total revenue. In the first six months of 2016, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 32%, 15%, and 13% of total revenue, respectively. In the first six months of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 17%, and 13% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Cost of subscription revenue was $5.1 million, or 29% of subscription revenue, in the first six months of 2016, compared with $3.9 million, or 23% of subscription revenue, in the first six months of 2015. Cost of subscription revenue increased by $1.1 million, or 29%, primarily due to increased personnel costs.

Other Operating Expenses

Other operating expenses include research and development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses increased primarily as a result of increases in sales and marketing expenses and depreciation and amortization.

Sales and marketing expenses increased $2.6 million, or 41%, in the first six months of 2016 when compared with the first six months of 2015. The increase was primarily due to an expansion of our sales and marketing teams as well as increased travel costs.

Depreciation and amortization increased $0.6 million, or 27%, in the first six months of 2016 when compared with the first six months of 2015. The rise in expense resulted primarily from increased investments in technology as well as the build out of our new Chicago office in late 2015.

Non-Operating Expenses

Interest and other expense, net increased by $0.1 million primarily due to increased capital lease obligations and our term loan with Silicon Valley Bank, which originated in March 2016.

We did not have any warrants outstanding as of June 30, 2016, as they were fully exercised in the third quarter of 2015.

Income Tax Provision

The income tax provision was less than $0.1 million in the first six months of both 2016 and 2015. As of June 30, 2016 and 2015, total net deferred tax assets of approximately $80.0 million and $73.6 million, respectively, were fully offset by a valuation allowance. Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. Our principal capital resources consisted of cash and cash equivalents of $15.4 million and $15.4 million at June 30, 2016 and December 31, 2015, respectively.

Net cash used in operating activities increased by $4.9 million in the first six months of 2016 when compared with the same period in 2015. The increase in net cash used in operating activities was largely attributable to increases in cost of services and sales and marketing costs. Cash used in investing activities decreased by $0.2 million in the first six months of 2016 when compared with the same period in 2015. The decrease was primarily due to a decrease in capital expenditures. Net cash provided by financing activities increased by $5.5 million primarily as a result of proceeds from a $6.0 million term loan (see Credit Facility below) and $0.5 million reduction in acquisitions of treasury stock, partially offset by an increase in net repayments of the line of credit.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our Series B stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through June 30, 2016 (the aggregate amount of these dividends was approximately $2.3 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and is subject to approval of Hercules under the terms of our new secured loan agreement. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of June 30, 2016, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). Our balance of cash and cash equivalents was $15.4 million as of June 30, 2016.

We anticipate that our current unrestricted cash resources, together with operating revenue, capital lease financing, and borrowing capacity, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Credit Facility

On March 25, 2016 and on June 30, 2016, we amended our existing credit facility with Silicon Valley Bank. The amended credit facility (the SVB Credit Facility) extended the term of our line of credit for an additional year, through March 31, 2018, and replaced the existing financial covenants with the requirement that we (i) achieve specified free cash flow targets, as defined under the amended credit facility, measured quarterly commencing in the quarter ending March 31, 2016, and (ii) maintain unrestricted cash on deposit with Silicon Valley Bank that, when added to the unused availability under the revolving line of credit, equals or exceeds $17.0 million and for the period commencing June 1, 2016 through and including July 31, 2016, $14.0 million. The maximum available amount under the revolving line of credit was the lesser of $15.0 million or three times the most recent month’s monthly recurring revenue.

Pursuant to the amended credit facility, we also received a $6.0 million term loan, the repayment obligation with respect to which was interest only through March 1, 2017, and which was fully amortizing over a 36-month period thereafter. The term loan could be prepaid at any time, subject to a prepayment premium of 1% of the principal amount for prepayments made prior to March 25, 2017, and 0.5% of the principal amount for prepayments made between March 25, 2017 and March 25, 2018.

We repaid the $7.0 million of short-term debt on July 1, 2016. See Note Five—Debt in the Notes to Consolidated Financial Statements.

On August 1, 2016, we entered into a secured loan agreement with Hercules Capital, Inc., as agent and lender (Hercules). The agreement, which matures on February 1, 2020, allows us to borrow up to $30.0 million in three tranches. On August 1, 2016, we borrowed $22.5 million.  The second tranche of up to $2.5 million will become available beginning July 1, 2017 and continuing until September 15, 2017, contingent on meeting certain financial milestones.  The third tranche of up to $5.0 million will become available beginning on September 15, 2017 and continuing until September 15, 2018, contingent on meeting certain financial milestones, a portion of which are to be mutually agreed between us and Hercules, subject to approval by Hercules. The annual interest rate is equal to the greater of (i) 9.75% plus the prime rate minus 3.50% or (ii) 9.75%.  Additionally, the principal balance will bear compounding payment-in-kind interest at an annual rate of 2.15%. Monthly payments are interest only until December 1, 2017, and these interest only payments may be extended until March 1, 2018 or June 1, 2018 depending on whether certain financial milestones are met. After the interest-only period, principal and interest will be due in equal monthly payments. We may prepay all, but not a portion, of the loan.  A prepayment charge of 3.0%, 2.0%, or 1.0% of the outstanding balance would be due in year one, in year two or after year two, respectively.

Initially, the agreement’s covenants require us (i) to achieve at least 80% of our projected subscription revenues and (ii) to maintain at least $7.5 million in unrestricted cash. After we achieve two consecutive quarters of earnings before interest, taxes, and depreciation and amortization of at least $1.0 million, the minimum requirement for unrestricted cash will decrease to $6.0 million. The agreement is secured by substantially all of our assets, including our intellectual property. See Note Thirteen—Subsequent Events of the Notes to Consolidated Financial Statements.

Capital Lease Obligations

Capital lease obligations were $4.4 million as of June 30, 2016 and $3.4 million as of December 31, 2015. We are a party to capital lease agreements with leasing companies to fund our on-going equipment requirements. We expect to incur new capital lease obligations of between $2.0 million to $2.5 million for fiscal year 2016, as we continue to expand our investment in our technology infrastructure. As of June 30, 2016, we had standby letters of credit totaling $4.1 million issued as collateral for capital leases.

Accounts Receivable Customer Concentration

Days Sales Outstanding (DSO) was 54 days at June 30, 2016, compared with 41 days at December 31, 2015, an increase of 13 days. We are currently experiencing payment delays due to internal approval processing at a few clients. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. We do not expect any significant collection issues with our clients.

As of June 30, 2016, three clients, United HealthCare Services, Inc., CVS Caremark Corporation, and Humana, Inc. accounted for 35%, 24%, and 13% of total gross accounts receivable, respectively. Of these amounts, we have collected 55% from United HealthCare Services, Inc., 61% from CVS Caremark Corporation, and 0% from Humana, Inc. through August 2, 2016. Of the total June 30, 2016 gross accounts receivable, we have collected 40% as of August 2, 2016. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk as of June 30, 2016 from that described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

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

Starting in the quarter ended March 31, 2016, we implemented new controls as remediation of the material weakness, including (i) implementing a quarterly review and approval of user modifications executed by Mattersight users, as it relates to changes that effect user counts in client portals; (ii) segregating the duties related to reporting and billing user counts as it relates to subscription revenue; and (iii) enhancing the documentation of compensating controls. We have tested the newly implemented controls and found them to be effective and have concluded that, as of June 30, 2016, this material weakness has been remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of common stock in the second quarter of 2016. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. We have not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 1, 2016 – April 30, 2016	708	$4.11
May 1, 2016 – May 31, 2016	18,656	$3.95
June 1, 2016 – June 30, 2016	—	$—
Total	19,364	$3.96

(1)	The shares reflected in this column were purchased in order to satisfy tax withholding obligations related to the vesting of restricted stock awards issued pursuant to our 1999 Stock Incentive Plan.

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

**10.1

Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank, Mattersight Corporation, Mattersight Europe Holding Corporation, and Mattersight International Holding, Inc., dated     June 30, 2016.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of David R. Gustafson under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and David R. Gustafson under Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2016 and June 30, 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2016 and June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2016.

MATTERSIGHT CORPORATION

By	/s/ DAVID R. GUSTAFSON
David R. Gustafson
Interim Chief Financial Officer, Executive Vice President and Chief Operating Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ ROSE CAMMARATA
Rose Cammarata
Vice President and Controller
(Duly authorized signatory and
Principal Accounting Officer)