Form 10-Q
period 2016-09-30
Mattersight Corp
filed 2016-11-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of October 28, 2016 was 26,524,866.

Part I. Financial Information

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following:

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

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$14,652	$15,407
Receivables net of allowances of $28 and $24, respectively	5,447	4,863
Prepaid expenses	5,985	4,582
Other current assets	718	235
Total current assets	26,802	25,087
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $18,263 and $14,805, respectively	9,743	8,523
Goodwill	972	972
Intangible assets, net of amortization of $3,699 and $3,351, respectively	3,262	3,353
Other long-term assets (includes $4,789 of restricted cash at September 30, 2016)	6,287	2,467
Total assets	$47,066	$40,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$80	$—
Accounts payable	1,583	1,223
Accrued compensation and related costs	2,915	2,761
Unearned revenue	2,331	6,378
Capital leases	2,034	1,819
Other current liabilities	4,662	1,796
Total current liabilities	13,605	13,977
Long-term debt	21,339	—
Long-term unearned revenue	857	1,597
Long-term capital leases	1,885	1,614
Other long-term liabilities	5,792	5,689
Total liabilities	43,478	22,877
7% Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,641,960 and 1,644,768 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively, with a liquidation preference of $10,865 and $10,443, at September 30, 2016 and December 31, 2015, respectively	8,374	8,388
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,497,604 and 27,636,853 shares issued at September 30, 2016 and December 31, 2015, respectively; 26,520,854 and 25,849,876 shares outstanding at September 30, 2016 and December 31, 2015, respectively	275	276
Additional paid-in capital	263,906	264,212
Accumulated deficit	(259,944)	(242,085)
Treasury stock, at cost, 976,750 and 1,786,977 shares at September 30, 2016 and December 31, 2015, respectively	(4,979)	(9,239)
Accumulated other comprehensive loss	(4,044)	(4,027)
Total stockholders’ (deficit) equity	(4,786)	9,137
Total liabilities and stockholders’ equity	$47,066	$40,402

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue:
Subscription revenue	$9,574	$9,313	$27,297	$26,519
Other revenue	838	1,169	2,242	3,021
Total revenue	10,412	10,482	29,539	29,540
Operating expenses:
Cost of subscription revenue	2,781	1,930	7,840	5,853
Cost of other revenue	662	609	2,044	1,930
Total cost of revenue, exclusive of depreciation and amortization	3,443	2,539	9,884	7,783
Research and development	2,988	3,397	9,588	10,185
Sales and marketing	4,625	3,773	13,452	10,016
General and administrative	2,912	3,108	8,950	8,811
Depreciation and amortization	1,477	1,396	4,295	3,607
Total operating expenses	15,445	14,213	46,169	40,402
Operating loss	(5,033)	(3,731)	(16,630)	(10,862)
Non-operating income (expense):
Interest and other borrowing costs	(860)	(173)	(1,291)	(434)
Change in fair value of warrant liability	58	(22)	58	3
Other non-operating income	8	2	31	4
Total non-operating income (expense)	(794)	(193)	(1,202)	(427)
Loss before income taxes	(5,827)	(3,924)	(17,832)	(11,289)
Income tax provision	(11)	(15)	(27)	(31)
Net loss	(5,838)	(3,939)	(17,859)	(11,320)
Dividends related to 7% Series B convertible preferred stock	(147)	(147)	(440)	(441)
Net loss available to common stock holders	$(5,985)	$(4,086)	$(18,299)	$(11,761)
Per share of common stock:
Basic net loss available to common stock holders	$(0.24)	$(0.17)	$(0.73)	$(0.52)
Diluted net loss available to common stock holders	$(0.24)	$(0.17)	$(0.73)	$(0.52)
Shares used to calculate basic net loss per share	25,244	24,185	25,156	22,698
Shares used to calculate diluted net loss per share	25,244	24,185	25,156	22,698
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$112	$63	$298	$187
Research and development	194	294	863	813
Sales and marketing	482	391	1,415	1,112
General and administrative	463	728	1,718	2,146

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net loss	$(5,838)	$(3,939)	$(17,859)	$(11,320)
Other comprehensive loss:
Effect of foreign currency translation	(10)	(2)	(17)	—
Comprehensive net loss	$(5,848)	$(3,941)	$(17,876)	$(11,320)

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net loss	$(17,859)	$(11,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion and other debt related costs	173	—
Depreciation and amortization	4,295	3,607
Stock-based compensation	4,294	4,258
Provision for uncollectible accounts	25	—
Change in fair value of warrant liability	(58)	(3)
Changes in assets and liabilities:
Receivables	(609)	(366)
Prepaid expenses	(1,448)	(957)
Other current assets	(484)	(240)
Other long-term assets	(3,820)	707
Accounts payable	287	75
Accrued compensation and related costs	154	210
Unearned revenue	(4,787)	(452)
Other current liabilities	1,375	(2,410)
Other long-term liabilities	374	4,066
Total adjustments	(229)	8,495
Net cash used in operating activities	(18,088)	(2,825)
Cash Flows from Investing Activities:
Capital expenditures	(2,364)	(3,654)
Investment in intangible assets	(857)	(660)
Net cash used in investing activities	(3,221)	(4,314)
Cash Flows from Financing Activities:
Proceeds from line of credit	16,246	15,000
Repayments of line of credit	(16,246)	(15,000)
Proceeds from other borrowings	28,880	—
Repayments of other borrowings	(6,030)	—
Debt issuance costs	(680)	—
Principal payments on capital lease obligations	(1,727)	(1,552)
Proceeds from issuance of common stock, net	—	15,942
7% Series B convertible preferred stock dividend	(3)	—
Cash paid to satisfy tax withholding upon vesting of employee stock awards	(328)	(753)
Proceeds from exercise of stock options	236	220
Proceeds from employee stock purchase plan	223	163
Net cash provided by financing activities	20,571	14,020
Effect of exchange rate changes on cash and cash equivalents	(17)	1
(Decrease) increase in cash and cash equivalents	(755)	6,882
Cash and cash equivalents, beginning of period	15,407	14,238
Cash and cash equivalents, end of period	$14,652	$21,120
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$2,213	$2,002
Equipment purchased under capital leases	2,213	2,002
Financing of intellectual property purchase, at fair value	—	2,605
Issuance of warrant, at fair value	924	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$758	$155

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2016 and December 31, 2015 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

A prior year amount has been reclassified from non-operating income (expense) to depreciation and amortization to conform to the current year presentation of the statement of operations. On January 1, 2016, the company adopted Accounting Standards Update (ASU) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by conforming the presentation of those costs to that of debt discounts and premiums. The standard requires that unamortized debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Long-term debt is shown net of unamortized debt issuance costs in the company’s consolidated balance sheets.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 11, 2016.

Note Two — Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU No 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”, which applies to all entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 addresses the presentation and classification of cash flows related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017. The company is currently evaluating the impact of this update on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. This update broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The update is effective for annual periods beginning after December 15, 2019. The company is currently evaluating the impact of this update on its consolidated financial statements.

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

Current prepaid expenses consisted of the following:

	As of
(In millions)	September 30, 2016	December 31, 2015
Deferred costs	$2.0	$1.6
Prepaid commissions	1.8	1.4
Other	2.2	1.6
Total	$6.0	$4.6

Note Four — Other Long-Term Assets

Other long-term assets includes the long-term portion of deferred costs, prepaid commissions related to Behavioral Analytics, and restricted cash.  Restricted cash represents cash used to collateralize certain letters of credit issued to support the company’s equipment leasing activities.  Other long-term assets consisted of the following:

	As of
(In millions)	September 30, 2016	December 31, 2015
Restricted cash	$4.8	$—
Deferred costs	0.7	0.9
Prepaid commissions	0.1	1.2
Deferred tax asset	0.1	0.1
Other prepaid expenses	0.6	0.3
Total	$6.3	$2.5

Note Five — Other Current Liabilities

Other current liabilities consisted of the following:

	As of
(In millions)	September 30, 2016	December 31, 2015
Accrued vendor payable	$1.6	$0.7
Warrant liability	0.9	—
Deferred rent liability	0.4	0.3
Other	1.8	0.8
Total	$4.7	$1.8

On August 1, 2016, the company entered into a secured loan agreement with Hercules Capital, Inc., as agent and lender (Hercules). See Note Seven – Debt. Concurrent with the loan agreement, the company issued a warrant to Hercules that gives Hercules the right to purchase shares of the company’s common stock at $3.50 per share. Initially, the warrant is exercisable for 357,142 shares of common stock.  If the company borrows the entire third tranche of $5.0 million available under the loan agreement, the warrant will be exercisable for 428,570 shares of common stock. The warrant expires on August 1, 2023. The warrant is accounted for as a liability and carried at fair market value using the Black-Scholes model. Upon issuance, the Black-Scholes fair value was determined using a risk-free rate of 1.33%, expected volatility of 53% and an expected term of 7 years. The warrant liability is revalued on a quarterly basis. Changes in the warrant’s fair market value are recognized in non-operating income (expense) in the consolidated statements of operations.

Note Six — Leases

Capital Leases

Assets under capital leases consist primarily of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $7.2 million and $5.4 million at September 30, 2016 and December 31, 2015, respectively.  Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

As of September 30, 2016, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
Remainder of 2016	$0.6
2017	2.1
2018	1.3
2019	0.2
Total minimum lease payments	$4.2
Less: estimated executory costs	—
Net minimum lease payments	$4.2
Other Less: amount representing interest	(0.3)
Present value of minimum lease payments	$3.9

Note Seven — Debt

On August 1, 2016, the company entered into a secured loan agreement with Hercules. The agreement, which matures on February 1, 2020, allows the company to borrow up to $30.0 million in three tranches. On August 1, 2016, the company borrowed $22.5 million.  The second tranche of up to $2.5 million will become available starting July 1, 2017 and continuing until September 15, 2017, contingent on the company meeting certain financial milestones. The third tranche of up to $5.0 million will become available starting September 15, 2017 and continuing until September 15, 2018, contingent on meeting certain financial milestones, a portion of which will be mutually determined by the company and Hercules and will be subject to approval by Hercules.

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

Initially, the agreement’s covenants require the company (i) to achieve at least 80% of its trailing 6 month projected subscription revenues and (ii) to maintain at least $7.5 million in unrestricted cash. After the company achieves two consecutive quarters of earnings before interest, taxes, and depreciation and amortization of at least $1.0 million, the minimum requirement for unrestricted cash will decrease to $6.0 million. The agreement is secured by substantially all of the company’s assets, including its intellectual property.

Prior to entering into the secured loan agreement with Hercules, the company was party to a credit facility and term loan with Silicon Valley Bank. The credit facility and term loan were terminated on August 1, 2016. The company used a portion of the proceeds from the Hercules secured loan agreement to repay its $6.0 million term loan with Silicon Valley Bank and to pay borrowing-related fees and expenses.  The company expects to use the remaining proceeds and any future borrowings under the Hercules secured loan agreement for general corporate purposes.

In the third quarter of 2016, the company also entered into financing agreements to furnish its new facility in Austin, Texas.

Debt consisted of the following at September 30, 2016:

(In millions)	Amount
Hercules loan due February 1, 2020, effective rate of 14.50%	$22.5
Furniture loan due May 2021, effective rate of 9.10%	0.1
Furniture loan due May 2021, effective rate of 9.55%	0.1
Furniture loan due July 2019, effective rate of 13.98%	0.2
Total debt(1)	$22.9

(1)	The current portion of the principal due was $0.1 million at September 30, 2016.

The balance of long-term debt in the consolidated balance sheet includes $0.6 million of unamortized debt costs and $0.9 million of unaccreted debt discount.

Debt maturities were as follows as of September 30, 2016:

(In millions)
Year	Amount
Remainder of 2016*	$—
2017	0.7
2018	8.4
2019	9.2
2020	4.5
Thereafter	0.1

*	Less than $0.1 million.

Note Eight — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	As of
(In millions)	September 30, 2016	December 31, 2015
7% Series B convertible preferred stock dividend payable	$2.5	$2.1
Deferred rent liability	1.9	1.7
Intellectual property purchase liability	1.1	1.6
Deferred tax liability	0.3	0.3
Total	$5.8	$5.7

Note Nine — Loss Per Share

The following table presents the loss per share calculation for the periods presented:

	For the Quarter Ended		For the Nine Months Ended
(In millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(5.8)	$(3.9)	$(17.9)	$(11.3)
Dividends related to 7% Series B convertible preferred stock(1)	(0.2)	(0.2)	(0.4)	(0.5)
Net loss available to common stock holders	$(6.0)	$(4.1)	$(18.3)	$(11.8)
Per share of common stock:
Basic/diluted net loss available to common stock holders	$(0.24)	$(0.17)	$(0.73)	$(0.52)

(In thousands)
Weighted average shares outstanding (basic and diluted)	25,244	24,185	25,156	22,698
Anti-dilutive common stock equivalents(2)	1,772	2,193	1,691	2,133

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to September 30, 2016. The total accrued dividends are $2.5 million as of September 30, 2016, which will continue to be accrued until they are declared by the board of directors.

(2)	The effect of common stock equivalents, which is primarily related to the Series B stock, was not included in the diluted loss per share calculation as it was anti-dilutive.

Note Ten — Fair Value of Financial Instruments

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

The following table presents financial instruments measured at fair value measured on a recurring basis at September 30, 2016:

(In millions)	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$14.3	$14.3	$—	$—
Warrant liability	0.9	$—	$—	0.9

The carrying values of other cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of September 30, 2016 due to the short-term nature of these instruments.

The company determined the fair value of the warrant liability, considered a Level 3 liability, using the Black-Scholes model. At September 30, 2016, management used a risk free rate of 1.40%, expected volatility of 53%, and an expected term of 6.84 years. Initially, the warrant is exercisable for 357,142 shares of common stock.  If the company borrows the entire third tranche of $5.0 million available under the Hercules secured loan agreement, the warrant will be exercisable for 428,570 shares of common stock. (See Note 5 – Other Current Liabilities) As of September 30, 2016, a probability of 0% was assigned to a draw of the third tranche. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value.

Fair values for assets and liabilities that are only disclosed and not recorded consist of long-term debt. The fair value of long-term debt was estimated to be $22.9 million at September 30, 2016.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during the first nine months of 2016. There were no assets or liabilities valued at fair value on a nonrecurring basis during the first nine months of 2016.

Note Eleven — Litigation and Other Contingencies

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

Under its by-laws, subject to certain exceptions, the company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The company has separate indemnification agreements with each of its corporate officers and directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification agreements is unlimited; however, the company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the company believes the estimated fair value of these indemnification agreements is minimal. The company had no liabilities recorded for these agreements as of September 30, 2016.

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

ACV Bookings.  We estimate the annual contract value (ACV) of bookings as equal to the projected subscription and other billings for new customer contracts executed in the quarter, realized growth on existing customer accounts beyond the original booking, and committed future growth. We regularly review ACV bookings on a rolling four quarter basis and also review the percentage of ACV bookings generated by new customers. We use this to measure the effectiveness of our sales and marketing investments and as an indicator of potential future billings.

Backlog.  We calculate the backlog as the ACV of bookings for which we have not yet deployed our services to the customer.  We use this to measure the average time to deploy our bookings and as an indicator of potential future billings.

Gross Margin.  We calculate gross margin as the difference between our total revenue and the total cost of revenue, divided by total revenue, expressed as a percentage. We use this to measure the efficiency of our service delivery organization.

Performance Highlights

The following table presents our key metrics for the periods presented:

	For the Quarters Ended
(Dollars in millions)	March 31, 2016	June 30, 2016	September 30, 2016
ACV bookings	$5.4	$4.4	$4.7
Rolling four quarters ACV bookings	$25.1	$23.7	$21.5
Backlog	$17.9	$23.1	$19.2
Gross margin	68%	65%	67%

	For the Quarters Ended
(Dollars in millions)	March 31, 2015	June 30, 2015	September 30, 2015
ACV bookings	$3.1	$5.8	$6.9
Rolling four quarters ACV bookings	$17.1	$19.0	$22.6
Backlog	$8.1	$10.0	$11.7
Gross margin	72%	73%	76%

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

Results of Operations	Quarter ended September 30,			Nine months ended September 30,
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Total revenue	$10.4	$10.5	(1)%	$29.5	$29.5	—
Total cost of revenue, exclusive of depreciation and amortization	3.4	2.5	36%	9.9	7.8	27%
Gross margin	7.0	8.0	(12)%	19.6	21.7	(10)%
Other operating expenses	12.0	11.7	3%	36.3	32.6	11%
Operating loss	5.0	3.7	35%	16.6	10.9	53%
Non-operating expenses	0.8	0.2	311%	1.2	0.4	181%
Net loss	5.8	3.9	48%	17.9	11.3	58%

Third Quarter of 2016 Compared with Third Quarter of 2015

Revenue

Our total revenue decreased by $0.1 million, or 1%, in the third quarter of 2016, when compared with the third quarter of 2015. The decrease consisted of a $0.4 million decrease in other revenue offset by a $0.3 million increase in subscription revenue. Other revenue decreased primarily due to reduced recognition of deployment fees. Deployment fees are deferred and recognized over the contract’s subscription period beginning on the go-live date. If a contract terminates early, remaining deferred deployment revenue is recognized upon termination. Subscription revenue increased primarily due to $2.2 million from new client contracts, partially offset by a decrease of $1.9 million from terminating client contracts.

Our top five clients accounted for 76% of total revenue in the third quarter of 2016 and 74% of total revenue in the third quarter of 2015. Our top ten clients accounted for 90% of total revenue in the third quarter of 2016 and 93% of total revenue in the third quarter of 2015. In both the third quarter of 2016 and 2015, three clients each accounted for 10% or more of total revenue. In the third quarter of 2016, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 35%, 15%, and 13% of total revenue, respectively. In the third quarter of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 15%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Cost of subscription revenue was $2.8 million, or 29% of subscription revenue, in the third quarter of 2016, compared with $1.9 million, or 21% of subscription revenue, in the third quarter of 2015. The cost of subscription revenue increased by $0.9 million or 44%, primarily due to increased personnel costs.

Other Operating Expenses

Other operating expenses include research and development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses increased in the third quarter of 2016 when compared to the third quarter of 2015 primarily as a result of $0.9 million increased sales and marketing expenses, partially offset by a $0.4 million decrease in research and development expenses.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses increased $0.9 million, or 23%, in the third quarter of 2016 when compared with the third quarter of 2015. The increase was primarily due to one-time severance benefits, as well as increased compensation costs related to the expansion of our sales and marketing teams.

Research and development expenses decreased in the third quarter of 2016 primarily due to decreased compensation costs.

Non-Operating Expenses

Non-operating expenses consist primarily of interest and other borrowing costs, changes in the fair value of the warrant liability and other non-operating income.

Interest and other borrowing costs increased $0.7 million in the third quarter of 2016 when compared with the third quarter of 2015, primarily as a result of our secured loan agreement with Hercules, which originated on August 1, 2016.

Income Tax Provision

The income tax provision was less than $0.1 million in the third quarter of both 2016 and 2015. As of September 30, 2016 and 2015, total net deferred tax assets of approximately $82.0 million and $73.7 million, respectively, were fully offset by a valuation allowance. Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses we have recognized a valuation allowance for the full amount of our net deferred tax assets.

First Nine Months of 2016 Compared with First Nine Months of 2015

Revenue

Our total revenue remained flat at $29.5 million in the first nine months of 2016 when compared with the first nine months of 2015, as a result of a $0.8 million increase in subscription revenue offset by a $0.8 million decrease in other revenue. Subscription revenue increased primarily due to $3.6 million from new client contracts, partially offset by a decrease of $2.7 million from terminating contracts. Other revenue decreased primarily due to recognition of less deferred deployment fees. Deployment fees are deferred and recognized over the contract’s subscription period beginning on the go-live date. If a contract terminates early, remaining deferred deployment revenue is recognized upon termination.

Our top five clients accounted for 73% of total revenue in the first nine months of 2016 and 74% of total revenue in the first nine months of 2015. Our top ten clients accounted for 89% of total revenue in the first nine months of 2016 and 91% of total revenue in the first nine months of 2015. In both the first nine months of 2016 and 2015, three clients each accounted for 10% or more of total revenue. In the first nine months of 2016, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 33%, 15%, and 13% of total revenue, respectively. In the first nine months of 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 30%, 16%, and 12% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Cost of subscription revenue was $7.8 million, or 29% of subscription revenue, in the first nine months of 2016, compared with $5.9 million, or 22% of subscription revenue, in the first nine months of 2015. Cost of subscription revenue increased by $1.9 million, or 34%, primarily due to increased personnel costs.

Other Operating Expenses

Other operating expenses include research and development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses increased in the first nine months of 2016 when compared to the first nine months of 2015 primarily as a result of a $3.4 million increase in sales and marketing expenses and a $0.7 million increase in depreciation and amortization, partially offset by a $0.6 million decrease in research and development expenses.

Sales and marketing expenses increased $3.4 million, or 34%, in the first nine months of 2016 when compared with the first nine months of 2015. The increase was primarily due to an expansion of our sales and marketing teams, one-time severance benefit costs,and increased travel costs.

Depreciation and amortization increased $0.7 million, or 19%, in the first nine months of 2016 when compared with the first nine months of 2015. The rise in expense resulted primarily from increased investments in technology, as well as the build out of our new Chicago office in late 2015.

Research and development expenses decreased in the first nine months of 2016 primarily due to decreased compensation costs.

Non-Operating Expenses

Interest and other borrowing costs increased $0.9 million in the first nine months of 2016 when compared with the first nine months of 2015, primarily as a result of our term loan with Hercules, which originated on August 1, 2016, and increased capital lease obligations.

Income Tax Provision

The income tax provision was less than $0.1 million in the first nine months of both 2016 and 2015. As of September 30, 2016 and 2015, total net deferred tax assets of approximately $82.0 million and $73.7 million, respectively, were fully offset by a valuation allowance. Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. Our principal capital resources consisted of cash and cash equivalents of $14.7 million and $15.4 million at September 30, 2016 and December 31, 2015, respectively.

Net cash used in operating activities increased by $15.3 million in the first nine months of 2016 when compared with the same period in 2015. The increase in net cash used in operating activities was largely attributable to increases in cost of revenue, and sales and marketing expenses, as well as a $4.8 million increase in restricted cash used to collateralize letters of credit for equipment leasing. Cash used in investing activities decreased by $1.1 million in the first nine months of 2016 when compared with the same period in 2015 primarily due to a decrease in capital expenditures. Net cash provided by financing activities increased by $6.6 million primarily as a result of $22.5 million in debt proceeds from Hercules (see Credit Facility below). Additionally, we received $15.9 million in proceeds from common stock in 2015.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our Series B stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through September 30, 2016 (the aggregate amount of these dividends was approximately $2.5 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and is subject to approval by Hercules under the terms of our new secured loan agreement. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of September 30, 2016, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). Our balance of cash and cash equivalents was $14.7 million as of September 30, 2016.

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

Credit Facility

On August 1, 2016, we entered into a secured loan agreement with Hercules under which we may borrow up to $30.0 million in three tranches.  On August 1, 2016, we borrowed the first tranche of $22.5 million and paid a facility charge of $250,000.  The second tranche of up to $2.5 million is available beginning July 1, 2017 and continuing until September 15, 2017, provided that specified conditions are satisfied, including that we have achieved at least 85% of projected bookings and revenues for the six month period ending June 30, 2017.  The third tranche of up to $5.0 million is available beginning on September 15, 2017 and continuing until September 15, 2018, provided that specified conditions are satisfied, including that we have achieved (i) at least 85% of projected bookings and revenues for the six month period ending June 30, 2017 and (ii) additional performance milestones that Hercules and we mutually agree upon.  There is $50,000 facility charge we must pay if we borrow the third tranche.  Our obligations under the secured loan agreement are secured by a security interest in substantially all of our assets, including our intellectual property.

The per annum interest rate for any outstanding loans under the Hercules secured loan agreement is the greater of (i) 9.75% plus the prime rate as reported in The Wall Street Journal minus 3.50%, and (ii) 9.75%, computed on a daily basis.  In addition to the interest accrued pursuant to the foregoing interest rate, the principal balance of any outstanding loans under the secured loan agreement will bear payment-in-kind interest at a rate of 2.15% per annum, computed on a daily basis, and such amount will be added to the outstanding principal balance outstanding on the loans.  Monthly payments under the secured loan agreement are interest only until December 1, 2017 (which may be extended to March 1, 2018 if specified conditions are met, including that we have achieved at least 80% of projected revenue for the quarter ending September 30, 2017, and to June 1, 2018 if specified conditions are met, including that we have achieved at least 80% of projected revenue for the quarter ending December 31, 2017) followed by 30 equal monthly payments of principal and interest; provided that any outstanding principal and all accrued but unpaid interest will be due and payable on February 1, 2020.  We may elect to prepay prior to maturity all, but not less than all, of the outstanding amounts under the secured loan agreement, including interest.  If we elect to prepay the outstanding amounts under the secured loan agreement prior to maturity, a prepayment charge of 3.0%, 2.0%, or 1.0% of the then outstanding principal balance (including any accrued payment-in-kind interest added as principal) also will be due, depending upon whether we prepay in year one, in year two, or after year two of the closing date, respectively.  In addition, we will be required to prepay all such outstanding amounts and such prepayment charge upon the occurrence of a change in control.

Prior to entering into the secured loan agreement with Hercules, the company was party to a credit facility and term loan with Silicon Valley Bank. The credit facility and term loan were terminated on August 1, 2016. We used a portion of the proceeds from the initial borrowings under the Hercules secured loan agreement to repay our term loan with Silicon Valley Bank and to pay borrowing-related fees and expenses.  We expect to use the remaining proceeds and any future borrowings under the Hercules secured loan agreement with Hercules for general corporate purposes.

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our on-going equipment requirements. Capital lease obligations were $3.9 million as of September 30, 2016 and $3.4 million as of December 31, 2015. We expect to incur new lease obligations of between $2.7 million to $3.2 million for fiscal year 2016, as we continue to expand our investment in our technology infrastructure. As of September 30, 2016, we had standby letters of credit totaling $4.8 million issued as collateral for capital leases.

Accounts Receivable Customer Concentration

Days Sales Outstanding (DSO) was 48 days at September 30, 2016, compared with 41 days at December 31, 2015, an increase of 7 days. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our DSO. At this time, we do not anticipate significant collection issues with our clients.

As of September 30, 2016, two clients, United HealthCare Services, Inc., and CVS Caremark Corporation accounted for 40%, and 28% of total gross accounts receivable, respectively. As of November 7, 2016, we had collected 30% of United HealthCare Services, Inc.’s outstanding accounts receivable and 65% of CVS Caremark Corporation’s outstanding accounts receivable. Of the total September 30, 2016 gross accounts receivable, we have collected 47% as of November 7, 2016. Because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2016. Refer to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of common stock in the third quarter of 2016. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. We have not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1, 2016 – July 31, 2016	49	$3.84
August 1, 2016 – August 31, 2016	23,231	$3.88
September 1, 2016 – September 30, 2016	6,493	$4.09
Total	29,773	$3.92

(1)	The shares reflected in this column were purchased in order to satisfy tax withholding obligations related to the vesting of restricted stock awards issued pursuant to our 1999 Stock Incentive Plan.

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

10.1

Loan and Security Agreement between Mattersight Corporation and Hercules Capital, Inc., dated August 1, 2016  (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on August 5, 2016).

10.2

Warrant Agreement between Mattersight Corporation and Hercules Capital, Inc., dated August 1, 2016 (incorporated by reference to Exhibit 10.2 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on August 5, 2016).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of David R. Gustafson under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and David R. Gustafson under Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2016 and September 30, 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2016 and September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2016.

MATTERSIGHT CORPORATION

By	/s/ DAVID R. GUSTAFSON
David R. Gustafson
Interim Chief Financial Officer, Executive Vice President and Chief Operating Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ ROSE CAMMARATA
Rose Cammarata
Vice President and Controller
(Duly authorized signatory and
Principal Accounting Officer)