Form 10-K
period 2016-12-31
Mattersight Corp
filed 2017-03-16
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 30, 2016, as reported by The NASDAQ Stock Market LLC, is approximately $67,886,971.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2017 was 32,568,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mattersight’s Proxy Statement for its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of Mattersight’s fiscal year, are incorporated herein by reference into Part III where indicated; provided, that if such Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the fiscal year end covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K shall be filed no later than the end of such 120-day period.

TABLE OF CONTENTS

PART I

PART I

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under Risk Factors included in Part I Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2016, including the following:

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

Item 1.	Business

Overview

Mattersight Corporation and its subsidiaries (collectively, we, us, or ours) is a leader in behavioral analytics and a pioneer in personality-based software products. Using a stack of innovative, patented applications, including predictive behavioral routing and workstyle, performance management, quality assurance, and predictive analytics (collectively, Behavioral Analytics), we analyze and predict customer behavior based on the language exchanged between agents and customers during brand interactions. These insights are then used to facilitate more effective and effortless customer conversations, which, in turn, drive increased customer satisfaction and retention, employee engagement, and operating efficiency. Our analytics are based on millions of proprietary algorithms and the application of unique behavioral models. Our solutions have influenced hundreds of millions of shorter, more satisfying customer interactions for leading companies in the healthcare, insurance, financial services, technology, telecommunications, cable, utilities, education, hospitality, and government industries.

Mattersight Corporation (formerly known as eLoyalty Corporation), a corporation organized under State of Delaware law, was incorporated May 11, 1999, as a spin-out from TSC/ECM Inc.

Our multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, our Behavioral Analytics offerings enable our clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through our Behavioral Analytics offerings, we help:

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

Types of Revenue

Through the sale of our services featuring these applications, we generate the following types of revenue:

Subscription Revenue

Subscription revenue consists of revenue derived from Mattersight’s Behavioral Analytics service offerings, including predictive behavioral routing, performance management, quality assurance, predictive analytics, and marketing managed services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, such as the number of users to whom we provide one or more of our Behavioral Analytics offerings, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from one to three years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period as the service is performed for the client.

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

Professional services revenue primarily consists of fees charged to our clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training, as well as fees generated from our operational consulting services. The professional services are performed for our clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared with the total estimated hours over the entire term of the contract.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. An equivalent amount of reimbursable expenses is included in total cost of other revenue.

Business Segments

We operate in a single business segment, focused primarily on Behavioral Analytics. Financial information concerning our business segment is included in Financial Statements and Supplementary Data Part II, Item 8 of this Annual Report on Form 10-K.

International Operations

Our services are currently delivered to clients in the United States, however prior to November 2015, we had also delivered services to a client in the United Kingdom. Our revenue is and has been recognized in our U.S. entity. Our long-lived assets are and have been predominately located in the United States and consist of equipment, software, furniture and fixtures, and leasehold improvements (net of accumulated depreciation and amortization).

Methods of Distribution

Subscription and other revenues are generated by direct contractual relationships with clients.

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

Patents

As of December 31, 2016, we held thirty-one U.S. patents and one European patent and have applied for over twenty patents. These patents cover a broad range of our analytics capabilities, including methods for analyzing language to assess customer personality, routing customers based on personality in real time, optimizing routing to improve agent performance, and analyzing data to improve employee performance. Our issued patents will expire between 2025 and 2034.

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

Seasonality

We typically experience modest increases in revenue and earnings from our healthcare clients during the fourth quarter due to annual healthcare enrollment periods and increased claims processing at year-end.  Any other seasonal impact to our revenue and earnings is limited, as a significant portion of our revenue is earned through our Behavioral Analytics subscription services, which is of a recurring nature.

Clients

During 2016, our five and ten largest clients accounted for 73% and 87% of our total revenue, respectively. During 2015, our five and ten largest clients accounted for 73% and 89% of our total revenue, respectively. During 2014, our five and ten largest clients accounted for 75% and 91% of our total revenue, respectively. In 2016, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and CVS Caremark Corporation, which accounted for 33%, 15%, and 11% of total revenue, respectively. In 2015, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and CVS Caremark Corporation, which accounted for 31%, 15%, and 13% of total revenue, respectively. In 2014, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and Health Care Service Corporation, which accounted for 25%, 20%, and 11% of total revenue, respectively. For 2016, 2015, and 2014, ten, nine, and seven clients, respectively, each accounted for over $1 million of total revenue. See Note Two—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Competition

Although the manner in which we provide Behavioral Analytics, and our benefits, to be unique, we nonetheless operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services that may be viewed as similar to ours. These competitive organizations include data analytics solutions providers, voice recording and voice analytic services providers and software licensors, call routing solution providers, and strategic consulting firms.  We believe few competitors offer the full range and depth of services that we can provide, but they may compete with us on individual factors such as expertise, price, or capacity.

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

Environmental Issues

There are no known material issues regarding our compliance with any Federal, state, or local environmental regulations.

Employees

As of December 31, 2016, we employed 265 persons, none of whom is represented by a union. We consider our employee relations to be good.

Available Information and Other

Our principal internet address is www.Mattersight.com. Our Annual, Quarterly, and Current Reports on Forms 10-K, 10-Q, and 8-K, and any amendments thereto, as well as the Forms 3, 4, and 5 beneficial ownership reports filed with respect to our stock, are made available free of charge on our website as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission (SEC). However, the information found on our website is not part of this or any other report filed by us with the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Mattersight.

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

We have not realized an operating profit in seventeen years and there is no guarantee that we will realize an operating profit in the foreseeable future.

As of December 31, 2016, we had an accumulated deficit of $263.1 million. We expect to continue to use cash and incur operating expenses to support our growth, including costs associated with recruiting, training, and managing our sales force, costs to develop and acquire new technology, and promotional costs associated with reaching new clients. These investments, which typically are made in advance of revenue, may not yield an offsetting increase in revenue. As a result of these factors, our future revenue and income potential is uncertain. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our product development efforts, diversify our product offerings, or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our total revenue from a limited number of clients. See Clients in Part I Item 1 and 2016 Compared 2015 included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of this Annual Report on Form 10-K for more information on the portion of our total revenue derived from these clients. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own businesses, our total revenue could decline substantially and that could significantly harm our business. In addition, because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our Days Sales Outstanding.

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

A breach of security, disruption or failure of our information technology systems or those of our third-party service providers could adversely impact our business, financial condition and results of operations.

We may be affected by software viruses or similar technology in the future, which could compromise our operations. Further, our information technology systems or the third-party systems that we interface with may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information, harm to our products or interruptions of our services. Any compromise of our security, whether as a result of our own information technology systems or third-party systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our products and services.

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

Economic and political conditions globally affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial conditions and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. In addition, these economic conditions may cause our clients to delay payments for services we have provided to them, resulting in a negative impact to our cash flow. If we are unable to successfully anticipate changing economic and political conditions, then we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

In the event, for any reason, we need to raise additional funds in the future, through public or private debt or equity financings, such funds may not be available or may not be available on terms favorable to us. Additionally, the terms of the Loan and Security Agreement we entered into with Hercules Capital, Inc. (Hercules) on August 1, 2016 (the Loan Agreement) limits our ability to enter into a public or private debt financing.  The failure by us to obtain such financing, if needed, may have a material adverse effect upon our business, financial condition, results of operations, and prospects.

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K, factors affecting the market price of our common stock include:

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. In addition, the terms of our Loan Agreement with Hercules, and any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

Our total employable space is approximately 61,000 square feet. We do not own any real estate. We believe that our leased facilities are appropriate for our current business requirements.

Item 3.	Legal Proceedings.

From time to time, we have been subject to legal claims arising in connection with its business and the results of these claims, when they arise, cannot be predicted with certainty. There are no asserted claims against us that, in the opinion of management, if adversely decided, would have a material effect on our business, financial position, results of operations, or prospects.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock, par value $0.01 per share (Common Stock), is traded on the NASDAQ Global Market under the symbol MATR. The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock on a quarterly basis, as reported on the NASDAQ Global Market.

	High	Low
2016
Fourth Quarter	$4.40	$3.00
Third Quarter	4.65	3.50
Second Quarter	4.38	3.23
First Quarter	6.70	3.85
2015
Fourth Quarter	$8.10	$6.25
Third Quarter	8.00	5.59
Second Quarter	7.49	5.56
First Quarter	7.50	4.75

There were approximately 142 owners of record of Common Stock as of March 6, 2017. The last reported sale price of Common Stock on the NASDAQ Global Market on March 6, 2017 was $3.75.

See Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters included in Part III Item 12 of this Annual Report on Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Sale of Unregistered Securities

In connection with our Loan Agreement with Hercules, we also entered into a Warrant Agreement with Hercules evidencing Hercules’s right to purchase shares of Common Stock at an exercise price of $3.50 per share (the Warrant).  The Warrant initially is exercisable for 357,142 shares of Common Stock.  If tranche 3 is fully funded under the Loan Agreement, then the Warrant automatically will become exercisable for an additional 71,428 shares of Common Stock.  The exercise price and the number and type of shares underlying the Warrant are subject to adjustment in the event of specified merger events, a reclassification of Common Stock, a subdivision or combination of Common Stock, or in the event of certain dividend payments.  The Warrant is exercisable until August 1, 2023.  Upon exercise, the aggregate exercise price may be paid, at Hercules’s election, in cash or on a net issuance basis, based upon the fair market value of Common Stock at the time of exercise.

The issuance of the Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Common Stock with the cumulative total return of (i) a peer group of other publicly-traded information-technology consulting companies selected by us (the Peer Group Index), and (ii) the NASDAQ Global Market Index. Cumulative total stockholder return is based on the period from January 1, 2012 through December 31, 2016. The comparison assumes that $100 was invested on January 1, 2012 in each of Mattersight Common Stock, the Peer Group Index, and the NASDAQ Global Market Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return for Mattersight Corporation,

Peer Group Index, and NASDAQ Global Market Index

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Mattersight Common Stock	$100.00	$106.88	$103.01	$134.41	$141.08	$79.56
Peer Group Index(1)	100.00	100.29	132.45	172.78	156.20	166.73
NASDAQ Global Market Index	100.00	116.41	165.47	188.69	200.32	216.54

(1)	The Peer Group Index consists of Verint Systems, Inc. and Nice Systems Limited.

Repurchase of Equity Securities

The following table provides information relating to our repurchase of shares of its Common Stock in the fourth quarter of 2016. These repurchases reflect shares withheld upon vesting of restricted stock to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2016 – October 31, 2016	10,460	$4.02
November 1, 2016 – November 30, 2016	18,403	$3.72
December 1, 2016 – December 31, 2016	688	$3.70
Total	29,551	$3.82

Dividends

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of its certificate of designations, our 7% Series B Convertible Preferred Stock (the Series B Stock) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Total accrued dividends for the periods July 1, 2012 through December 31, 2016 are $2.6 million, which will continue to be accrued until they are declared by the board of directors. Payment of future dividends on the Series B Stock will be determined by our board of directors based on our outlook and macroeconomic conditions.

The amount of each dividend accrual would decrease by any conversions of the Series B Stock into Common Stock, as Series B Stock conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B Stock became permissible at the option of the holder after June 19, 2002. For further discussion see Liquidity and Capital Resources included in Part II, Item 7 of this Annual Report on Form 10-K.

Equity Compensation Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding shares of Common Stock that may be issued under our existing equity compensation plans.

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

	(In thousands, except per share data)(1)
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Total revenue	$42,097	$39,912	$30,319	$34,494	$33,863
Loss from continuing operations	$(20,977)	$(15,681)	$(14,232)	$(11,172)	$(15,470)
Net loss available to common stockholders	$(21,563)	$(16,269)	$(14,821)	$(11,761)	$(15,881)
Basic loss from continuing operations per share	$(0.86)	$(0.70)	$(0.74)	$(0.70)	$(1.01)
Total assets	$45,564	$40,402	$32,078	$30,749	$31,362
Long-term debt	$20,839	$—	$—	$—	$—
Series B Stock	$8,354	$8,388	$8,406	$8,411	$8,411
Capital leases	$3,584	$3,433	$2,813	$2,832	$2,305

(1)

See Note One—Description of Business and Note Two—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for business discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Financial Data and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Business Metrics

We regularly review our business metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.

ACV Bookings.  We estimate annual contract value (ACV) of bookings as equal to the projected subscription and other billings for new customer contracts executed in the quarter, realized growth on existing customer accounts beyond the original booking, and committed future growth. We regularly review ACV bookings on a rolling four quarter basis and also review the percentage of ACV bookings generated by new customers. We use this to measure the effectiveness of our sales and marketing investments and as an indicator of potential future billings.

Backlog.  We calculate backlog as the ACV of bookings for which we have not yet deployed our services to the customer.  We use this to measure the average time to deploy our bookings and as an indicator of potential future billings.

Gross Margin.  We calculate gross margin as the difference between our total revenue and the total cost of revenue, divided by total revenue, expressed as a percentage. We use this to measure the efficiency of our service delivery organization.

Performance Highlights

The following table presents our performance on key metrics for the periods presented:

	2016
	(in thousands, except percentage data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
ACV bookings	5.4	4.4	4.7	6.4	20.9
Rolling four quarters ACV bookings	25.1	23.7	21.5	20.9	20.9
Backlog	17.9	23.1	19.2	12.6	12.6
Gross Margin	68%	65%	67%	69%	67%

	2015
	(in thousands, except percentage data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
ACV bookings	3.1	5.8	6.9	7.0	22.7
Rolling 4 quarters ACV bookings	17.1	19.0	22.6	22.7	22.7
Backlog	8.1	10.0	11.7	15.1	15.1
Gross Margin	72%	73%	76%	72%	73%

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

The fiscal year-end dates referenced herein for 2016, 2015, and 2014, are December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

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

Subscription revenue is based on a number of factors, such as the number of users to whom we provide one or more of its Behavioral Analytics offerings, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from one to three years after the go-live date or, in cases where we contract with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period as the service is performed for the client.

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

Professional services revenue primarily consists of fees charged to our clients to provide post-deployment follow-on consulting services, which include custom data analysis, the implementation of enhancements, and training, as well as fees generated from our operational consulting services. The professional services are performed for our clients on a fixed-fee or time-and-materials basis. Revenue is recognized as the services are performed, with performance generally assessed on the ratio of actual hours incurred to-date compared with the total estimated hours over the entire term of the contract.

Reimbursed expenses revenue includes billable costs related to travel and other out-of-pocket expenses incurred while performing services for our clients. An equivalent amount of reimbursable expenses is included in total cost of other revenue.

Unearned Revenue

Unearned revenue consists of billings or payments received in advance of revenue recognition for Behavioral Analytics contracts. Unearned revenue is recognized as revenue when the applicable recognition criteria are met.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from clients not paying for unpaid or disputed invoices for contractual services provided. Additional allowances may be required if the financial condition of our clients deteriorates.

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, we classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. See Note Seventeen — Fair Value Measurements of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining fair value of stock-based awards at the grant date requires certain assumptions. We use historical information as the basis for the selection of expected life, expected volatility, expected dividend yield assumptions, and anticipated forfeiture rates. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case for the reporting unit, we perform a detailed quantitative assessment using a two-step test approach. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared with the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. We currently operate in a single business segment or reporting unit.

Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, marketing managed services customer relationships, and the purchase of certain intellectual property rights. The costs related to patent and trademark applications and the purchase of certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized.

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

We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for the year, the basis of assets and liabilities and for tax loss carryforwards.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant judgment is used to determine the likelihood of the benefit.

Other Significant Accounting Policies

For a description of our other significant accounting policies, see Note Two—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Business Outlook

Based on research from third-party analysts, we believe the call center industry is ripe for disruption and innovation. We believe what the call center was designed to accomplish and how it was measured are parts of an outdated mode of business that is disconnected from the needs of today’s consumer. In fact, research from the Corporate Executive Board suggests that any call center interaction is four times more likely to drive customer disloyalty than increased loyalty. Given a rise in self-service, these interactions are only becoming more complex and fraught with greater risk.

Through our product offerings, we seek to provide our clients with personality-based software applications that mitigate the complexity and reduce the risk of these call center interactions. According to Gartner, Inc., there were six million call center seats in North America in 2015, and less than 1% of this market is penetrated by personality-based software applications. We believe that we are uniquely positioned to capitalize on this opportunity. Our strategy to increase revenue and capture market share includes the following elements:

•	Drive new bookings growth and increase operating leverage;
•	Leverage a “land and expand” model, focused on personality-based routing as the catalyst for new client acquisition;
•	Cross-sell coaching, quality assurance, and analytic products after delivering a routing solution;
•	Continue to invest in innovative linguistic models and behavioral science;
•	Expand our sales and marketing capacity; and
•	Test the applicability of our proprietary personality-based software applications with clients outside of the call center industry.

Our personality-based software applications, which have been developed through substantial investment over the past decade, are deeply embedded into our clients’ infrastructure and workflows. Our long-term client relationships are made up largely of multi-year contracts with high contract renewal rates. Our aspiration is that our “land and expand” model, focused on our routing product, will continue to accelerate the acquisition of new clients.

Results of Operations

	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2016	2015	Change	2015	2014	Change
Total revenue	$42.1	$39.9	(6)%	$39.9	$30.3	32%
Total cost of revenue, exclusive of depreciation and amortization	13.8	10.7	29%	10.7	9.4	14%
Gross margin	28.3	29.2	(3)%	29.2	20.9	40%
Other operating expenses	47.1	44.3	6%	44.3	33.9	31%
Operating loss	18.8	15.1	25%	15.1	13.0	16%
Non-operating expenses	2.1	0.6	260%	0.6	1.2	(52)%
Net loss	21.0	15.7	34%	15.7	14.2	10%

Revenue

2016 Compared with 2015

Total revenue increased by $2.2 million, or 6%, when compared with 2015. The increase consisted of a $2.6 million increase in subscription revenue offset by a $0.4 million decrease in other revenue. Subscription revenue increased primarily due to $6.0 million from new client contracts, partially offset by a decrease of $3.4 million from terminating contracts. Other revenue decreased primarily due to reduced recognition of deployment fees. Deployment fees are deferred and recognized over the contract’s subscription period beginning on the go-live date. If a contract terminates early, remaining deferred deployment revenue is recognized upon termination.

Our top five clients accounted for 73% of total revenue in 2016 and 73% of total revenue in 2015. Our top ten clients accounted for 87% of total revenue in 2016 and 89% of total revenue in 2015. In 2016 and 2015, three clients each accounted for 10% or more of total revenue. In 2016, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 33%, 15%, and 11% of total revenue, respectively. In 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 31%, 15%, and 13% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

2015 Compared with 2014

Total revenue increased by $9.6 million in 2015 when compared with 2014. The increase consisted of a $9.7 million increase in subscription revenue offset by a $0.1 million decrease in other revenue. The increase in subscription revenue in 2015 was primarily due to the increased subscription fees associated with the conversion of several Behavioral Analytics deployments to the subscription phase of the contract, as well as expansion of user counts in our existing client base. Other revenue decreased primarily due to reduced recognition of deployment fees.

Our top five clients accounted for 73% of total revenue in 2015 and 75% of total revenue in 2014. The top ten clients accounted for 89% of total revenue in 2015 and 91% of total revenue in 2014. In 2015 and 2014, three clients each accounted for 10% or more of total revenue. In 2015, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and CVS Caremark Corporation accounted for 31%, 15%, and 13% of total revenue, respectively. In 2014, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and HealthCare Service Corporation accounted for 25%, 20%, and 11% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

2016 Compared with 2015

Total costs of revenue consisted of $10.4 million of subscription revenue costs and $3.4 million of other revenue costs. Cost of subscription revenue was $10.4 million, or 27% of subscription revenue, in 2016, when compared with $8.1 million, or 22% of subscription revenue, in 2015. The $2.3 million increase in cost was primarily due to incremental personnel costs.

2015 Compared with 2014

Total costs of revenue consisted of $8.1 million of subscription revenue costs and $2.6 million of other revenue costs. Cost of subscription revenue was $8.1 million, or 22% of subscription revenue, in 2015, when compared with $6.8 million, or 26% of subscription revenue, in 2014. The $1.3 million increase in cost was primarily due to increased revenue and incremental personnel costs. The favorable decrease in percentage was primarily due to better leverage of our cost structure supporting our subscription clients.

Other Operating Expenses

2016 Compared with 2015

Other operating expenses include research and development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses increased in 2016 when compared with 2015 primarily as a result of a $3.1 million increase in sales and marketing expenses, and a $1.0 million increase in depreciation and amortization, partially offset by a $1.4 million decrease in research and development expenses.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses increased $3.1 million in 2016 when compared with 2015. The increase was primarily due to one-time severance benefits, as well as increased compensation costs related to the expansion of our sales and marketing teams.

Depreciation and amortization increased $1.0 million in 2016 when compared with 2015. The rise in expense resulted primarily from increased investments in technology, as well as the build out of our new Chicago office in late 2015.

Research and development expenses decreased $1.4 million in 2016 when compared with 2015, primarily due to decreased compensation costs.

2015 Compared with 2014

Other operating expenses increased in 2015 when compared with 2014 primarily as a result of a $4.7 million increase in sales and marketing expenses, $2.6 million increase in general and administrative expenses, a $1.4 million increase in depreciation and amortization, and a $1.3 million increase in research and development expenses.

Sales and marketing expenses increased $4.7 million in 2015 when compared with 2014. The increase was primarily due to increased compensation costs related to the expansion of our sales and marketing teams.

General and administrative expenses increased $2.6 million in 2015 when compared with 2014. The increase was primarily due to higher compensation, and recruiting and legal expenses.

Depreciation and amortization increased $1.4 million in 2015 when compared with 2014. The increase was primarily due to higher capital expenditures and losses on fixed asset disposals in 2015. Amortization of intangibles increased $0.4 million due to the purchase of certain intellectual property rights.

Research and development expenses increased $1.3 million in 2015 when compared with 2014. The increase was primarily  due to higher compensation and outside services costs.

Non-Operating Expenses

2016 Compared with 2015

Non-operating expenses consist primarily of interest and other borrowing costs, changes in the fair value of the warrant liability and other non-operating income.

Interest and other borrowing costs increased $1.7 million in 2016 when compared with 2015, primarily as a result of a new term loan with Hercules, which originated on August 1, 2016.

2015 Compared with 2014

Interest and other expense decreased $0.5 million in 2015 when compared with 2014, primarily due to $0.5 million write-off of deferred financing fees in connection with the termination of our Principal Financial Group Inc. credit facility in 2014.

Income Tax Provision

Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets.

2016 Compared with 2015

The income tax provision was $0.1 million and less than $0.1 million in 2016 and 2015, respectively. As of December 31, 2016 and 2015, total net deferred tax assets of approximately $83.8 million and $75.8 million, respectively, were fully offset by a valuation allowance.

2015 Compared with 2014

The income tax provision was less than $0.1 million in 2015 and 2014. As of December 31, 2015 and 2014, total net deferred tax assets of $75.8 million and $71.0 million, respectively, were fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. Our principal capital resources consisted of cash and cash equivalents of $12.5 million and $15.4 million at December 31, 2016 and December 31, 2015, respectively.

Net cash used in operating activities increased by $11.4 million in 2016 when compared with 2015. The increase in net cash used in operating activities was largely attributable to increases in cost of revenue, and sales and marketing expenses, as well as a $4.2 million increase in restricted cash used to collateralize letters of credit for equipment leasing. Cash used in investing activities decreased by $1.0 million in 2016 when compared with 2015 primarily due to a decrease in capital expenditures. During 2015, capital expenditures included a one-time investment in relocating our corporate headquarters. Net cash provided by financing activities increased by $6.3 million, primarily as a result of $22.5 million in debt proceeds from Hercules (see Credit Facility below). In 2015 we received $15.9 million in proceeds from the sale of 2,728,712 shares of common stock pursuant to the Common Stock Purchase Agreement executed on July 22, 2015.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our Series B stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through December 31, 2016 (the aggregate amount of these dividends was approximately $2.6 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and is subject to approval by Hercules under the terms of our new secured loan agreement. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of December 31, 2016, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). Our balance of cash and cash equivalents was $12.5 million as of December 31, 2016. Restricted cash of $4.2 million was used as collateral for letters of credit issued to support our equipment leasing activities. On March 1, 2017, we completed an offering of 5,328,187 shares of our unregistered common stock for gross proceeds of $16.0 million (or approximately $14.9 million after commissions, but before other expenses).

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

Credit Facility

On August 1, 2016, we entered into a secured loan agreement with Hercules under which we may borrow up to $30.0 million in three tranches.  On August 1, 2016, we borrowed the first tranche of $22.5 million and paid a facility charge of $250,000.  The second tranche of up to $2.5 million is available beginning July 1, 2017 and continuing until September 15, 2017, provided that specified conditions are satisfied, including that we have achieved at least 85% of projected bookings and revenues for the six month period ending June 30, 2017.  The third tranche of up to $5.0 million is available beginning on September 15, 2017 and continuing until September 15, 2018, provided that specified conditions are satisfied, including that we have achieved (i) at least 85% of projected bookings and revenues for the six month period ending June 30, 2017 and (ii) additional performance milestones that Hercules and we mutually agreed upon.  There is $50,000 facility charge we must pay if we borrow the third tranche.  Our obligations under the secured loan agreement are secured by a security interest in substantially all of our assets, including our intellectual property.

The per annum interest rate for any outstanding loans under the Hercules secured loan agreement is the greater of (i) 9.75% plus the prime rate as reported in The Wall Street Journal minus 3.50%, and (ii) 9.75%, computed on a daily basis.  In addition to the interest accrued pursuant to the foregoing interest rate, the principal balance of any outstanding loans under the secured loan agreement will bear payment-in-kind interest at a rate of 2.15% per annum, computed on a daily basis, and such amount will be added to the outstanding principal balance outstanding on the loans.  Monthly payments under the secured loan agreement are interest only until December 1, 2017 (which may be extended to March 1, 2018 if specified conditions are met, including that we have achieved at least 80% of projected revenue for the quarter ending September 30, 2017, and to June 1, 2018 if specified conditions are met, including that we have achieved at least 80% of projected revenue for the quarter ending December 31, 2017) followed by 30 equal monthly payments of principal and interest; provided that any outstanding principal and all accrued but unpaid interest will be due and payable on February 1, 2020.  We may elect to prepay prior to maturity all, but not less than all, of the outstanding amounts under the secured loan agreement, including interest.  If we elect to prepay the outstanding amounts under the secured loan agreement prior to maturity, a prepayment charge of 3.0%, 2.0%, or 1.0% of the then outstanding principal balance (including any accrued payment-in-

kind interest added as principal) also will be due, depending upon whether we prepay in year one, in year two, or after year two of the closing date, respectively.  In addition, we will be required to prepay all such outstanding amounts and such prepayment charge upon the occurrence of a change in control.

Prior to entering into the secured loan agreement with Hercules Capital, Inc., we were party to a credit facility and term loan with Silicon Valley Bank. The credit facility and term loan were terminated on August 1, 2016. We used a portion of the proceeds from the initial borrowings under the Hercules Capital, Inc. secured loan agreement to repay our term loan with Silicon Valley Bank and to pay borrowing-related fees and expenses.  We expect to use the remaining proceeds and any future borrowings under the Hercules secured loan agreement with Hercules for general corporate purposes.

See Note Twelve—Debt of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Accounts Receivable Customer Concentration

As of December 31, 2016, two clients, United HealthCare Services, Inc., and CVS Caremark Corporation, accounted for 41% and 27% of total gross accounts receivable, respectively. Of these amounts, we have collected 81% from United HealthCare Services, Inc., and 52% from CVS Pharmacy, Inc., through March 6, 2017. Of the total December 31, 2016 gross accounts receivable, we have collected 56% as of March 6, 2017. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our ongoing equipment requirements. Capital lease obligations were $3.6 million as of December 31, 2016 and $3.4 million as of December 31, 2015. We expect to incur new capital lease obligations of between $2.6 million to $3.1 million for 2017 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of December 31, 2016. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	$29.7	$3.1	$20.6	$6.0	$—
Operating leases	3.9	1.1	1.3	1.0	0.5
Capital leases	3.9	2.0	1.9	—	—
Purchase obligations	4.7	3.9	0.8	—	—
Total	$42.2	$10.1	$24.6	$7.0	$0.5

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by us for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 31, 2016 and December 31, 2015.

Purchase Obligations

Purchase obligations include $4.7 million of commitments reflected as liabilities on our balance sheet as of December 31, 2016, Purchase obligations include $3.8 million of commitments reflected as liabilities on our balance sheet as of December 31, 2015, as well as $0.9 million of non-cancellable obligations to purchase goods or services in the future.

Letters of Credit

There were $4.2 million of standby letters of credit issued as collateral for capital leases as of December 31, 2016.

Off-Balance Sheet Arrangements

During 2016 and 2015, we did not have any relationships with unconsolidated financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our term loan and other borrowings, capital leases, and cash and cash equivalents. Interest on the secured loan agreement with Hercules is currently based on either the greater of (i) 9.75% plus the prime rate minus 3.50%, the prime rate varies in accordance with prevailing market conditions or (ii) 9.75%, A change in interest rate impacts the interest and other borrowing costs and cash flows.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattersight Corporation

We have audited the accompanying consolidated balance sheets of Mattersight Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II – Valuation of Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mattersight Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattersight Corporation

We have audited the internal control over financial reporting of Mattersight Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 16, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 16, 2017

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS:
Current Assets:
Cash and cash equivalents	$12,538	$15,407
Receivables net of allowances of $311 and $24, respectively	8,508	4,863
Prepaid expenses	4,440	4,582
Other current assets	296	235
Total current assets	25,782	25,087
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $19,748 and $14,805, respectively	9,576	8,523
Goodwill	972	972
Intangibles assets, net of amortization of $3,820 and $3,351, respectively	3,201	3,353
Other long-term assets (includes $4,210 in restricted cash at December 31, 2016)	6,033	2,467
Total assets	$45,564	$40,402
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$738	$—
Accounts payable	1,835	1,223
Accrued compensation and related costs	2,302	2,761
Unearned revenue	4,911	6,378
Capital leases	1,982	1,819
Other current liabilities	3,374	1,796
Total current liabilities	15,142	13,977
Long-term debt	20,839	—
Long-term unearned revenue	757	1,597
Long-term capital leases	1,602	1,614
Other long-term liabilities	5,945	5,689
Total liabilities	44,285	22,877
Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,637,948 and 1,644,768 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively, with a liquidation preference of $10,985 and $10,443 at December 31, 2016 and December 31, 2015, respectively	8,354	8,388
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,511,361 and 27,636,853 shares issued at December 31, 2016 and December 31, 2015, respectively; and 26,622,706 and 25,849,876 outstanding at December 31, 2016 and December 31, 2015, respectively	275	276
Additional paid-in capital	264,214	264,212
Accumulated deficit	(263,062)	(242,085)
Treasury stock, at cost, 888,655 and 1,786,977 shares at December 31, 2016 and December 31, 2015, respectively	(4,455)	(9,239)
Accumulated other comprehensive loss	(4,047)	(4,027)
Total stockholders’ (deficit) equity	(7,075)	9,137
Total liabilities and stockholders’ equity	$45,564	$40,402

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription revenue	$38,720	$36,091	$26,372
Other revenue	3,377	3,821	3,947
Total revenue	42,097	39,912	30,319
Operating expenses:
Cost of subscription revenue	10,365	8,072	6,820
Cost of other revenue	3,423	2,604	2,579
Total cost of revenue, exclusive of depreciation and amortization	13,788	10,676	9,399
Research and development	12,502	13,891	12,545
Sales and marketing	16,848	13,754	9,102
General and administrative	11,827	11,705	9,140
Depreciation and amortization	5,478	4,450	3,022
Amortization of intangibles	468	492	106
Total operating expenses	60,911	54,968	43,314
Operating loss	(18,814)	(15,056)	(12,995)
Non-operating income (expense):
Interest and other borrowing costs	(2,319)	(600)	(1,092)
Change in fair value of warrant liability	167	3	(124)
Other non-operating income	39	10	2
Total non-operating income (expense)	(2,113)	(587)	(1,214)
Loss before income taxes	(20,927)	(15,643)	(14,209)
Income tax provision	(50)	(38)	(23)
Net loss	(20,977)	(15,681)	(14,232)
Dividends related to 7% Series B convertible preferred stock	(586)	(588)	(589)
Net loss available to common stockholders	$(21,563)	$(16,269)	$(14,821)
Per share of common stock:
Basic net loss available to common stock holders	$(0.86)	$(0.70)	$(0.74)
Diluted net loss available to common stock holders	$(0.86)	$(0.70)	$(0.74)
Shares used to calculate basic net loss per share	25,209	23,264	19,923
Shares used to calculate diluted net loss per share	25,209	23,264	19,923
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$371	$255	$181
Research and development	1,134	1,075	1,326
Sales and marketing	1,697	1,330	696
General and administrative	2,122	2,742	1,975

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(20,977)	$(15,681)	$(14,232)
Other comprehensive loss:
Effect of currency translation	(20)	(1)	7
Comprehensive net loss	$(20,997)	$(15,682)	$(14,225)

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(20,977)	$(15,681)	$(14,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion and other debt-related costs	436	—	—
Depreciation and amortization	5,946	4,942	3,128
Stock-based compensation	5,324	5,402	4,178
Provision for uncollectible amounts	287	—	—
Change in fair value of warrant liability	(167)	(3)	124
Changes in assets and liabilities:
Receivables	(3,932)	(1,403)	(1,076)
Prepaid expenses	71	(623)	(1,021)
Other current assets	(62)	(118)	192
Other long-term assets	(3,615)	1,028	936
Accounts payable	375	(29)	352
Accrued compensation and related costs	(459)	520	397
Unearned revenue	(2,307)	(2,416)	310
Other current liabilities	722	(1,675)	(73)
Other long-term liabilities	582	3,667	(149)
Total adjustments	3,201	9,292	7,298
Net cash used in operating activities	(17,776)	(6,389)	(6,934)
Cash Flows from Investing Activities:
Capital expenditures	(3,714)	(4,917)	(766)
Investment in intangible assets	(349)	(171)	(251)
Net cash used in investing activities	(4,063)	(5,088)	(1,017)
Cash Flows from Financing Activities:
Proceeds from term loan and other borrowings	28,880	—	—
Repayments of term loan and other borrowings	(6,945)	(750)	—
Proceeds from line of credit	16,246	15,000	7,000
Repayments of line of credit	(16,246)	(15,000)	(7,000)
Fees paid for issuance of term loan	(724)	—	—
Proceeds from issuance of common stock, net	—	15,942	11,138
Principal payments on capital lease obligations	(2,296)	(2,116)	(1,701)
Cash paid to satisfy tax withholding upon employee vesting	(440)	(874)	(797)
7% Series B convertible preferred stock dividend	(10)	—	—
Proceeds from exercise of stock options	236	241	13
Proceeds from employee stock purchase	289	212	152
Net cash provided by financing activities	18,990	12,655	8,805
Effect of exchange rate changes on cash and cash equivalents	(20)	(9)	(8)
(Decrease) increase in cash and cash equivalents	(2,869)	1,169	846
Cash and cash equivalents, beginning of period	15,407	14,238	13,392
Cash and cash equivalents, end of period	$12,538	$15,407	$14,238
Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,447	$2,737	$1,692
Capital equipment purchased on credit	2,447	2,737	1,692
Financing of intellectual property purchased, at fair value	—	1,958	—
Issuance of warrant, at fair value	924	—	380
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,343	$314	$266

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Issued
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity
Balance, December 31, 2013	20,465,984	$205	$228,038	$(212,172)	$(8,082)	$(4,033)	$3,956
Proceeds from issuance of common stock, net	2,891,566	29	11,109	—	—	—	11,138
Issuance of common stock for option awards exercised	2,914	—	14	—	—	—	14
Issuance of common stock for warrants exercised	86,366	1	528	—	—	—	529
Issuance of common stock related to employee stock programs	643,706	5	189	—	—	—	194
Amortization/forfeitures of unearned compensation	(44,496)	—	3,988	—	—	—	3,988
Restricted stock vestings tax withholding	—	—	—	—	(797)	—	(797)
Series B convertible preferred stock conversions	937	—	5	—	—	—	5
Series B convertible preferred stock dividend	—	—	(589)	—	—	—	(589)
Other comprehensive gain	—	—	—	—	—	7	7
Net loss	—	—	—	(14,232)	—	—	(14,232)
Balance, December 31, 2014	24,046,977	$240	$243,282	$(226,404)	$(8,879)	$(4,026)	$4,213
Proceeds from issuance of common stock, net	2,728,712	27	15,915	—	—	—	15,942
Issuance of common stock for option awards exercised	41,750	—	282	—	—	—	282
Issuance of common stock for warrants exercised	50,184	1	377	—	—	—	378
Issuance of common stock related to employee stock programs	819,632	8	263	—	—	—	271
Amortization/forfeitures of unearned compensation	(53,819)	—	5,178	—	—	—	5,178
Restricted stock vestings tax withholding	—	—	—	—	(874)	—	(874)
Reissuance of treasury shares	—	—	(514)	—	514	—	—
Series B convertible preferred stock conversions	3,417	—	17	—	—	—	17
Series B convertible preferred stock dividend	—	—	(588)	—	—	—	(588)
Other comprehensive (loss)	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15,681)	—	—	(15,681)
Balance, December 31, 2015	27,636,853	$276	$264,212	$(242,085)	$(9,239)	$(4,027)	$9,137
Issuance of common stock for option awards exercised	—	—	236	—	—	—	236
Issuance of common stock related to employee stock programs	88,282	—	383	—	—	—	383
Amortization/forfeitures of unearned compensation	(220,594)	(1)	5,159	—	—	—	5,158
Restricted stock vestings tax withholding	—	—	—	—	(440)	—	(440)
Reissuance of treasury shares	—	—	(5,224)	—	5,224	—	—
Series B convertible preferred stock conversions	6,820	—	34	—	—	—	34
Series B convertible preferred stock dividend	—	—	(586)	—	—	—	(586)
Other comprehensive (loss)	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	(20,977)	—	—	(20,977)
Balance, December 31, 2016	27,511,361	$275	$264,214	$(263,062)	$(4,455)	$(4,047)	$(7,075)

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

Our multi-channel technology captures the unstructured data of voice interactions (conversations), related customer and employee data, and employee desktop activity, and applies millions of proprietary algorithms against those interactions. Each interaction contains hundreds of attributes that get scored and ultimately detect patterns of behavior or business process that provide the transparency and predictability necessary to enhance revenue, improve the customer experience, improve efficiency, and predict and navigate outcomes. Adaptive across industries, programs, and industry-specific processes, our Behavioral Analytics offerings enable our clients to drive measurable economic benefit through the improvement of contact center performance, customer satisfaction and retention, fraud reduction, and streamlined back office operations. Specifically, through our Behavioral Analytics offerings, we:

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Two — Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Mattersight and all of its subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those amounts.

Basis of Presentation

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

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date financial statements are issued. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company adopted this standard during 2016 with no significant impact on the Company financial statement disclosure. See Note Twenty—Subsequent Event.

Revenue Recognition

Subscription Revenue

Subscription revenue consists of revenue derived from Mattersight’s Behavioral Analytics service offerings, including predictive behavioral routing, performance management, quality assurance, predictive analytics, and marketing managed services revenue derived from the performance of services on a continual basis.

Subscription revenue is based on a number of factors, such as the number of users to whom the Company provides one or more of its Behavioral Analytics offerings, the type and number of Behavioral Analytics offerings deployed to the client, and in some cases, the number of hours of calls analyzed during the relevant month of the subscription period. Subscription periods generally range from one to three years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. This revenue is recognized over the applicable subscription period, as the service is performed for the client.

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

Loss Per Common Share

The per common share basic net loss available to holders of the Company’s Common Stock, par value $0.01 per share (Common Stock), has been computed by dividing the net loss available to holders of Common Stock for each period presented by the weighted average shares outstanding. The per common share diluted loss available to holders of Common Stock has been computed by dividing the net loss available to holders of Common Stock by the weighted average shares outstanding plus the dilutive effect of Common Stock equivalents, which is primarily related to our 7% Series B Convertible Preferred Stock (Series B Stock), using the treasury stock method. In periods in which there was a loss, the dilutive effect of Common Stock equivalents is not included in the diluted loss per share calculation as it was antidilutive.

Fair Value Measurements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, which includes foreign bank accounts, and receivables. Cash and cash equivalents consist of money market funds and deposits with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2016, the Company had non-interest-bearing cash and interest-bearing money market balances in excess of federally insured limits by $11.8 million. The Company’s receivables are derived from billings to clients located primarily in the United States and are denominated in U.S. dollars. For 2016, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; CVS Caremark Corporation, and Progressive Casualty Insurance Company; which accounted for 33%, 15%, and 11% of total revenue, respectively. For 2015, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and CVS Caremark Corporation, which accounted for 31%, 15%, and 13% of total revenue, respectively. For 2014, there were three clients that accounted for 10% or more of total revenue: United HealthCare Services, Inc.; Progressive Casualty Insurance Company; and Health Care Service Corporation; which accounted for 25%, 20%, and 11% of total revenue, respectively. As of December 31, 2016, two clients, United HealthCare Services, Inc. and CVS Caremark Corporation, accounted for 41% and 27% of total gross accounts receivable, respectively. As of December 31, 2015, two clients, United HealthCare Services, Inc. and CVS Pharmacy, Inc. accounted for 46% and 19% of total gross accounts receivable, respectively.

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

The Company leases certain equipment using both capital leases and operating leases. Assets leased under capital leases are recorded at the lesser of the amount financed and present value of future lease payments and depreciated on a straight line basis. All capital leases are for terms of twenty-four, thirty, or thirty-six months.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2016, after completing our annual qualitative review, we concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, we concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

Intangible Assets

Intangible assets subject to amortization are assessed for impairment at least annually or when indicated by a change in economic or operational circumstances. The impairment assessment of these assets requires management to first compare the book value of the amortizing asset to undiscounted cash flows only if there are indicators of a change in circumstances. If the book value exceeds the undiscounted cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value and annually challenge the useful lives.

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

Unearned Revenue

Unearned revenue consists of billings or payments received in advance of revenue recognition for Behavioral Analytics contracts. Unearned revenue is recognized as revenue when the applicable recognition criteria are met.

Stockholders’ Equity

Stockholders’ equity includes Common Stock issued, additional paid-in capital, accumulated deficit, treasury stock, and accumulated other comprehensive loss. The 1.6 million shares of Series B Stock outstanding as of December 31, 2016 and 2015 are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B Stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument. The holders of Series B Stock have the ability to initiate a redemption upon the occurrence of certain events that are considered outside the Company’s control.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock as liabilities that do not meet the requirements for classification as equity. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. Fair value of the warrants was measured using a Black-Scholes model. See Note Seventeen—Fair Value Measurements.

Segments

The Company operates in a single business segment, focused primarily on Behavioral Analytics.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles—Goodwill and Other, simplifying the test for goodwill impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. This ASU is effective for reporting periods beginning after December 15, 2019 and interim periods within those annual periods. The company is currently evaluating the impact of this update on the company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, to clarify how restricted cash should be presented in the cash flow statement. This update is effective for reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Upon adoption of this ASU restricted cash will roll into cash and cash equivalents on the cash flow statement.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. Under current guidance in U.S. GAAP, in the case of depreciable or amortizable assets, the income tax consequences are deferred at the time of the intra-entity transfer and recognized as the assets are depreciated or amortized. This ASU is effective for reporting periods beginning after December 15, 2017 and interim periods within those annual periods, and requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The company is currently evaluating the impact of this update on the company’s consolidated financial statements.

In August 2016, the FASB issued ASU No 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which applies to all entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 addresses the presentation and classification of cash flows related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for periods beginning after December 15, 2017. The company is currently evaluating the impact of this update on its consolidated financial statements.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

update is effective for annual periods beginning after December 15, 2016. The company is currently evaluating the impact of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting of leasing transactions. The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This update is effective for periods beginning after December 15, 2018. The company is currently evaluating the impact of this update on its consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). This update sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. The underlying principle of the new standard is that an organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted prior to December 15, 2016. Based on its preliminary assessment, the company generally does not expect a significant change in revenue recognition when ASU 2014-09 is adopted. The Company will be putting additional processes and controls in place to enable compliance with ASU 2014-09’s disclosure requirements.

Note Three — Receivables

Receivables consist of the following:

	December 31, 2016	December 31, 2015
Amounts billed to clients	$8.8	$4.2
Unbilled revenue	—	0.7
	8.8	4.9
Allowances for doubtful accounts	0.3	—
Receivables, net	$8.5	$4.9

Amounts billed to clients represent fees and reimbursable project-related expenses. Unbilled revenue represents fees, project-related expenses, materials, and subcontractor costs performed in advance of billings in accordance with contract terms. Unbilled revenue at December 31, 2016 and December 31, 2015 consists of amounts due from clients and is anticipated to be collected within normal terms. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Note Four — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts, generally one to three years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current prepaid expenses consisted of the following:

	December 31, 2016	December 31, 2015
Deferred costs	$1.7	$1.6
Prepaid commissions	1.2	1.4
Other	1.5	1.6
Total	$4.4	$4.6

Note Five — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31, 2016	December 31, 2015
Computers and software	$24.3	$19.8
Furniture and equipment	0.7	0.3
Leasehold improvements	4.3	3.2
Equipment and leasehold improvements, gross	29.3	23.3
Accumulated depreciation and amortization	(19.7)	(14.8)
Equipment and leasehold improvements, net	$9.6	$8.5

Depreciation and amortization expense was $5.5 million, $4.4 million, and $3.0 million, for 2016, 2015, and 2014, respectively. Assets acquired under capital leases were $2.4 million, $2.7 million, and $1.7 million, in 2016, 2015, and 2014, respectively. Depreciation and amortization expense on capital lease assets was $2.0 million, $2.2 million, and $1.7 million, in 2016, 2015, and 2014, respectively.

The carrying value of equipment and leasehold improvements is only reviewed if a triggering event occurs to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. There was a triggering event as of December 31, 2016 and December 31, 2015; however no impairment was required to be recognized.

Note Six — Intangible Assets

Intangible assets reflect costs related to patent and trademark applications, marketing managed services customer relationships and the purchase of certain intellectual property rights. The costs related to patent and trademark applications and the purchase of certain intellectual property are amortized over 120 months. The other intangible assets are fully amortized. Currently, amortization expense of intangible assets is expected to be $0.4 million annually.

	December 31, 2016	December 31, 2015
Patents and trademarks	$3.7	$3.4
Intellectual property	3.3	3.3
Gross intangible assets	7.0	6.7
Accumulated amortization of intangible assets	(3.8)	(3.4)
Total	$3.2	$3.3

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Seven — Other Long-Term Assets

Other long-term assets includes the long-term portion of deferred costs, prepaid commissions related to Behavioral Analytics, and restricted cash.  Restricted cash represents cash used to collateralize certain letters of credit issued to support the company’s equipment leasing activities. These costs are recognized over the terms of the respective contracts, generally one to three years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months. Other long-term assets consisted of the following:

	December 31, 2016	December 31, 2015
Restricted cash	$4.2	$—
Deferred costs	0.6	0.9
Other prepaid expenses	0.6	0.3
Prepaid commissions	0.5	1.2
Other	0.1	0.1
Total	$6.0	$2.5

Note Eight — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Mattersight Corporation 401(k) Plan (the Plan) on the first day of the month coinciding with or following their date of hire. The Plan allows employees to contribute up to 30% of their eligible compensation and up to 100% of their bonus compensation, subject to IRS statutory limits. For 2016 and 2015, the employer match contribution was $0.5 million and $0.4 million, respectively. For 2014, Mattersight suspended the employer matching contributions for U.S. plans.

Note Nine — Stock-Based Compensation

The Company has two stock-based compensation plans: the Mattersight Corporation 1999 Stock Incentive Plan (the 1999 Plan) and the Mattersight Corporation Employee Stock Purchase Plan (the ESPP).

Under the 1999 Plan, awards of restricted stock, salary replacement, commissions, stock options, and stock appreciation rights may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors (the Compensation Committee). If shares or options awarded under the 1999 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those shares or options again become available for issuance under the 1999 Plan. Under the 1999 Plan, on the first day of each year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of Common Stock that are outstanding. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the 1999 Plan to increase the number of shares available for issuance under the 1999 Plan by 1,500,000.

Stock-based compensation expense was $5.3 million, $5.4 million, and $4.2 million, for 2016, 2015, and 2014, respectively. The Company recognizes stock compensation expense on a straight-line basis over the vesting period. The Company does not recognize the windfall tax benefit related to the excess tax deduction because the Company currently does not anticipate realizing the tax savings associated with this deduction. See Note Fifteen—Income Taxes.

As of December 31, 2016, there were a total of 2,471,347 shares of Common Stock available for future grants under the 1999 Plan and from treasury stock. The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

Restricted Stock

Restricted stock awards are shares of Common Stock granted to an individual that do not immediately vest but rather vest over a period of time. During the vesting period, the holder of granted restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. In addition to the Annual Grant (as defined under the section titled Stock Options below), each non-employee director receives 10,000 shares of restricted stock annually, the day after the Company’s annual stockholders’ meeting, which vest 25% at the end of the month in which awarded and the remaining balance vests over the following three quarters.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award activity was as follows for 2014, 2015, and 2016:

	Shares	Weighted Average Price
Nonvested balance at December 31, 2013	450,223	$6.25
Granted	609,355	$5.70
Vested	(458,888)	$6.12
Forfeited	(44,496)	$6.13
Nonvested balance at December 31, 2014	556,194	$5.76
Granted	825,120	$6.78
Vested	(493,270)	$6.18
Forfeited	(53,819)	$6.15
Nonvested balance at December 31, 2015	834,225	$6.49
Granted	950,340	$3.89
Vested	(380,218)	$5.34
Forfeited	(220,594)	$5.98
Nonvested balance at December 31, 2016	1,183,753	$4.87

	2016	2015	2014
Total fair value of restricted stock awards vested	$1.6	$3.3	$2.6
Compensation expense related to restricted stock awards	$4.0	$2.3	$1.7

As of December 31, 2016, there remains $2.9 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.6 years. The Company estimated the forfeiture rate at 3% for 2016, 2015, and 2014.

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

Each non-employee director, upon commencing service, receives a non-qualified stock option to purchase 50,000 shares of Common Stock that vests ratably over a period of 48 months. Additionally, each non-employee director receives a non-qualified stock option to purchase 10,000 shares of Common Stock, granted annually the day after the Company’s annual stockholders’ meeting (the Annual Grant). Stock options granted to non-employee directors have an exercise price per share equal to the fair market value of a share of Common Stock on the grant date, and are exercisable for up to 10 years.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity was as follows for the years presented:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 31, 2013	2,014,238	$7.98	7.0
Exercisable as of December 31, 2013	1,204,786	$9.66	5.8
Granted	654,000	$5.63		$3.33
Exercised	(2,914)	$5.15
Forfeited	(28,728)	$5.85
Outstanding as of December 31, 2014	2,636,596	$7.42	6.8
Exercisable as of December 31, 2014	1,582,165	$8.70	5.6
Outstanding intrinsic value at December 31, 2014	$2.1
Exercisable intrinsic value at December 31, 2014	$1.1
Granted	222,625	$6.57		$3.55
Exercised	(59,638)	$4.76
Forfeited	(192,166)	$7.47
Outstanding as of December 31, 2015	2,607,417	$7.41	6.0
Exercisable as of December 31, 2015	1,967,825	$7.97	5.2
Outstanding intrinsic value at December 31, 2015	$2.4
Exercisable intrinsic value at December 31, 2015	$1.8
Granted	115,000	$3.82		$1.85
Exercised	(56,250)	$4.20
Forfeited	(74,026)	$6.13
Outstanding as of December 31, 2016	2,592,141	$7.36	4.9
Exercisable as of December 31, 2016	2,282,476	$7.61	4.5
Outstanding intrinsic value at December 31, 2016	$—
Exercisable intrinsic value at December 31, 2016	$—

	2016	2015	2014
Compensation expense related to option awards	$1.1	$1.7	$1.4

	2016	2015	2014
Total fair value of stock options vested	$1.1	$1.7	$1.3
Intrinsic value of stock options exercised	—	0.1	—
Proceeds received from option exercises	0.2	0.3	—

As of December 31, 2016, there remained $0.9 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years. The Company forfeiture rate was not applied as the impact was negligible.

The following table summarizes the stock options granted during 2016, 2015, and 2014 by range of exercise price:

	2016	2015	2014
Options granted	115,000	222,625	654,000
Range of exercise price	$3.57 - $4.40	$6.13 - $6.90	$4.88 - $6.38

The vesting schedule for options granted is one of the following: (1) vesting 6.25% quarterly, with the balance vesting ratably over the following 15 quarters, (2) vesting 25% at the end of the month in which awarded and the remaining balance vesting over the following 12 quarters (3) vesting 25% at the end of the month in which awarded and the remaining balance vesting over the following 3 quarters.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for options granted during 2016, 2015, and 2014 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rates	0.81%	1.03%	1.4%
Expected dividend yield	—	—	—
Expected volatility	54%	58%	65%
Expected lives	5.5 years	6.0 years	6.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Employee Stock Purchase Plan

The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. We adopted the ESPP in 1999 and amended and restated the ESPP in May 2007 and February 2016. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. As of December 31, 2016, there remains 85,782 shares available for issuance under ESPP. The shares of Common Stock issued in respect of employee purchases under the ESPP during 2016, 2015, and 2014, were as follows:

	2016	2015	2014
Shares of common stock issued	88,282	41,026	34,351
Expense related to ESPP (in thousands)	$95	$61	$44

The fair value for ESPP purchases during 2016, 2015, and 2014, was estimated using a Black Scholes model. The Company used the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rates	0.25%	0.01%	0.04%
Expected dividend yield	—	—	—
Expected volatility	48%	37%	42%
Expected lives	0.25 years	0.25 years	0.25 years

Note Ten — Other Current Liabilities

	December 31, 2016	December 31, 2015
Accrued vendor payable	$1.9	$0.7
Warrant liability	0.8	—
Deferred rent liability	0.4	0.3
Other	0.3	0.8
Total	$3.4	$1.8

On August 1, 2016, the company entered into a secured loan agreement with Hercules Capital, Inc., as agent and lender (Hercules). See Note Twelve – Debt. Concurrent with the loan agreement, the company issued a warrant to Hercules that gives Hercules the right to purchase shares of the company’s common stock at $3.50 per share. Initially, the warrant is exercisable for 357,142 shares of common stock.  If the company borrows the entire third tranche of $5.0 million available under the loan agreement, the warrant will be exercisable for 428,570 shares of common stock. The warrant expires on August 1, 2023. The warrant is accounted for as a liability and carried at fair market value using the Black-Scholes model. Upon issuance, the Black-Scholes fair value was determined using a risk-free rate of 1.33%, expected volatility of 53% and an expected term of 7 years. The warrant liability is revalued on a quarterly basis. Changes in the warrant’s fair market value are recognized in non-operating income (expense) in the consolidated statements of operations.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eleven — Leases

Capital Leases

Assets under capital leases consist of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $6.5 million and $6.0 million at December 31, 2016 and December 31, 2015, respectively. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2016:

(In millions)
Year	Amount
2017	$2.0
2018	1.5
2019	0.4
2020	—
Total minimum lease payments	$3.9
Less: estimated executory costs	—
Net minimum lease payments	$3.9
Less: amount representing interest	(0.3)
Present value of minimum lease payments	$3.6

Capital leases included in equipment and leasehold improvements (see Note Five—Equipment and Leasehold Improvements):

	December 31, 2016	December 31, 2015
Computers and software	$6.5	$6.0
Accumulated depreciation and amortization	(2.9)	(2.6)
Computers and software, net	$3.6	$3.4

Operating Leases

The Company leases various office facilities under leases expiring at various dates through August 31, 2023. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Certain lease agreements contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain leasehold improvement incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Net deferred rent on the consolidated balance sheet as of December 31, 2016, 2015, and 2014 was $2.6 million, $2.0 million, and $0.1 million, respectively. Rental expense for all operating leases approximated $1.3 million, $1.7 million, and $2.0 million, for 2016, 2015, and 2014, respectively.

In 2016, the Company entered into an operating lease to relocate its Austin facility. The initial lease term, which became effective on April 1, 2016, terminates on August 31, 2023. In 2015, the Company entered into an operating lease to relocate its corporate headquarters to Chicago, Illinois. The initial lease term, which became effective on July 1, 2015, terminates on July 31, 2022. The leases include one five-year renewal option.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows: (in millions)

Year	Amount
2017	$1.1
2018	0.7
2019	0.6
2020	0.5
2021	0.5
Thereafter	0.5
Total minimum payments required	$3.9

Note Twelve — Debt

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

Prior to entering into the secured loan agreement with Hercules Capital, Inc., the company was party to a credit facility and term loan with Silicon Valley Bank. The credit facility and term loan were terminated on August 1, 2016. The company used a portion of the proceeds from the Hercules Capital, Inc. secured loan agreement to repay its $6.0 million term loan with Silicon Valley Bank and to pay borrowing-related fees and expenses.  The company expects to use the remaining proceeds and any future borrowings under the Hercules secured loan agreement for general corporate purposes.

In the third quarter of 2016, the company also entered into financing agreements to furnish its new facility in Austin, Texas.

Debt consisted of the following at December 31, 2016:

(In millions)	Amount
Hercules Capital, Inc. loan due February 1, 2020, effective rate of 14.50%	$22.5
Furniture loan due May 2021, effective rate of 9.10%	0.1
Furniture loan due May 2021, effective rate of 9.55%	0.1
Furniture loan due July 2019, effective rate of 13.98%	0.1
Total debt(1)	$22.8

(1)	The current portion of the principal due was $0.7 million at December 31, 2016.

The balance of long-term debt in the consolidated balance sheet includes $0.6 million of unamortized debt costs and $0.7 million of unaccreted debt discount.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt maturities were as follows as of December 31, 2016:

(In millions)
Year	Amount
2017	$0.7
2018	8.3
2019	9.2
2020	4.5
2021	0.1

Letters of Credit

Restricted cash represents cash used to collateralize certain letters of credit issued to support the company’s equipment leasing activities and building lease spaces. The letters of credit in the amount of $4.2 million are expected to expire 2017—2023. The restrictions on cash are recognized over the terms of the respective contracts, generally one to three years for equipment leases and seven years for building leases.

Note Thirteen — Other Long-Term Liabilities

	December 31, 2016	December 31, 2015
7% Series B convertible preferred stock dividend payable	$2.6	$2.1
Deferred rent liability	2.2	1.7
Intellectual property purchase liability	0.8	1.6
Deferred tax liability	0.3	0.3
Total	$5.9	$5.7

Note Fourteen — Capital Stock and Series B Stock

Under the terms of its Certificate of Incorporation, as amended, the Company’s authorized capital stock consists of (i) 50,000,000 shares of Common Stock, and (ii) 40,000,000 shares of preferred stock (Preferred Stock). Under the terms of the Certificate of Designations of 7% Series B Convertible Preferred Stock, the Company designated 5,000,000 shares of the 40,000,000 shares of Preferred Stock as its Series B Stock. 1,637,948 and 1,644,768 shares of Series B Stock were issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.

On July 22, 2015, the Company signed a definitive Common Stock Purchase Agreement (the 2015 Purchase Agreement) to raise approximately $16.2 million in gross proceeds in a registered direct offering. Under the terms of the 2015 Purchase Agreement, the Company sold 2,728,712 shares of Common Stock (the Shares). Of the aggregate 2,728,712 Shares, 2,563,238 were sold to certain investors at a price of $5.93 per share and 165,474 were sold to certain officers and directors (including certain of their affiliates) at a price of $6.11 per share.  The Shares represented approximately 12% of the issued and outstanding shares of Common Stock immediately prior to the execution of the 2015 Purchase Agreement. The offering closed on July 23, 2015. The aggregate proceeds that the Company received from the offering, net of fees, were approximately $15.9 million. Proceeds from the offering are being used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the Company’s financial advisor for the offering, received a fee of $0.2 million. The Shares were sold pursuant to a prospectus supplement dated as of July 22, 2015, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-202744), which was filed with the SEC on March 13, 2015 and declared effective by the SEC on April 8, 2015.

On July 23, 2014, the Company entered into a Common Stock Purchase Agreement (the 2014 Purchase Agreement) with certain accredited investors party thereto (the 2014 Purchasers). Under the terms of the 2014 Purchase Agreement, the Company sold, and the 2014 Purchasers purchased from the Company, 2,891,566 shares of Common Stock (the 2014 Shares), at a price of $4.15 per share, to certain institutional investors. The 2014 Shares represented 15% of the issued and outstanding shares of Common Stock immediately prior to the execution of the 2014 Purchase Agreement. The offering closed on July 29, 2014. The aggregate gross proceeds, net of fees, that the Company received from the offering were approximately $11.1 million. Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission equal to 7% of the aggregate purchase price (excluding certain accounts), for an aggregate commission of $0.8 million, and was reimbursed for its out-of-pocket expenses.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note Fifteen — Income Taxes

Loss before income taxes consisted of the following:

	2016	2015	2014
United States	$(20.9)	$(15.5)	$(14.2)
Foreign	—	(0.1)	—
Total	$(20.9)	$(15.6)	$(14.2)

The income tax (provision) benefit consists of the following:

	2016	2015	2014
Current:
Federal	$(0.1)	$—	$—
State	—	—	—
Foreign	—	—	—
Total current	(0.1)	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Income tax (provision) benefit	$(0.1)	$—	$—

Total income tax benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	2016	2015	2014
Federal tax benefit, at statutory rate	$7.2	$5.5	$5.0
State tax benefit, net of federal benefit	0.6	0.4	0.4
Nondeductible expenses	(0.3)	0.1	(0.2)
Other	0.1	(1.1)	(0.3)
Valuation allowance	(7.7)	(4.9)	(4.9)
Income tax (provision) benefit	$(0.1)	$—	$—

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

	2016	2015	2014
Balance at beginning of year	$12.7	$12.7	$12.6
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	0.1
Reductions for tax positions of prior years	—	—	—
Reductions for tax positions as a result of lapse of statute	—	—	—
Settlements	—	—	—
Balance at end of year	$12.7	$12.7	$12.7

Due to the Company’s net operating loss carryforward position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s net operating loss carryforward position, accrued interest and penalties associated with uncertain tax positions as of December 31, 2016 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

Deferred tax assets and liabilities comprised the following:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$75.2	$70.8
Other accruals	8.8	5.6
Depreciation and amortization, including goodwill	0.8	0.4
Tax credit carryforward	0.5	0.5
Valuation allowance	(83.8)	(75.8)
Total deferred tax assets	1.5	1.5
Deferred tax liabilities:
Prepaid expenses	(1.7)	(1.7)
Total deferred tax liabilities	(1.7)	(1.7)
Net deferred tax liability	$(0.2)	$(0.2)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies. These earnings aggregated to an immaterial amount at each of December 31, 2016 and December 31, 2015.

During 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This was in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 31, 2016, net deferred tax assets of $83.8 million were fully offset by a valuation allowance. The Company’s U.S. federal net operating losses (NOLs) of $240.8 million and U.S. State NOLs of $127.7 million will expire beginning in 2022 and 2017, respectively. The Company’s non-U.S. NOLs of $0.6 million are subject to

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various expiration dates beginning in 2029. The Company also carries $0.5 million in Research and Development credit carryforwards that will expire beginning in 2020.

The Company’s ability to utilize its NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of the Company’s Common Stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. The Company has undergone a Section 382 analysis and does not believe there is currently a limitation on the use of NOLs under Section 382; however, due to ongoing ownership changes (See Note Twenty—Subsequent Event), the Company may be subject to significant limitations in the future. If a change in ownership is deemed to have occurred during the past three years, then it may be possible that the Company’s NOL carryforward could be subject to limitation under Section 382 for tax return purposes. However, since its NOL carryforward is fully reserved with a valuation allowance, there would be no impact for financial statement purposes from a Section 382 limitation.

Note Sixteen — Loss Per Share

The following table sets forth the loss per share calculation for the periods presented:

	2016	2015	2014
Net loss	$(21.0)	$(15.7)	$(14.2)
Dividends related to Series B convertible preferred stock(1)	(0.6)	(0.6)	(0.6)
Net loss available to common stockholders	$(21.6)	$(16.3)	$(14.8)
Per share of Common Stock
Basic/diluted net loss available to common stockholders	$(0.86)	$(0.70)	$(0.74)
Weighted average shares outstanding (basic and diluted) (in millions)	25.21	23.26	19.92
Currently anti-dilutive common stock equivalents(2) (in millions)	1.73	2.21	2.02

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to December 31, 2016. The total accrued dividends are $2.6 million as of December 31, 2016, which will continue to be accrued until they are declared by the board of directors. Dividends related to Series B convertible preferred stock were accrued but not paid during 2016, 2015 and 2014.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents financial instruments measured at fair value measured on a recurring basis:

	December 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$12.1	$12.1	$—	$—
Warrant liability	0.8	—	—	0.8

	December 31, 2015
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$13.7	$13.7	$—	$—
Warrant liability	—	—	—	—

The following table represents the activity in the Company’s Level 3 warrants during the years ended:

(In millions)	Amount
Level 3 warrants, ending balance at December 31, 2013	$0.8
Change in fair value of warrant liability	0.1
Warrant exercise	(0.5)
Level 3 warrants, ending balance at December 31, 2014	0.4
Change in fair value of warrant liability	—
Warrant exercise	(0.4)
Level 3 warrants, ending balance at December 31, 2015	—
Addition - Hercules warrants, initial fair value	0.9
Change in fair value of warrant liability	(0.1)
Level 3 warrants, ending balance at December 31, 2016	$0.8

The carrying values of other cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of December 31, 2016 and December 31, 2015 due to the short-term nature of these instruments.

The company determined the fair value of the warrant liability, considered a Level 3 liability, using the Black-Scholes model. At December 31, 2016, management used a risk free rate of 2.18%, expected volatility of 53%, and an expected term of 6.59 years. Initially, the warrant is exercisable for 357,142 shares of common stock.  If the company borrows the entire third tranche of $5.0 million available under the Hercules secured loan agreement, the warrant will be exercisable for 428,570 shares of common stock. (See Note Ten – Other Current Liabilities). As of December 31, 2016, a probability of 0% was assigned to a draw of the third tranche Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value.

Fair values for assets and liabilities that are only disclosed and not recorded consist of long-term debt. The fair value of long-term debt was estimated to be $22.8 million at December 31, 2016.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during 2016. There were no assets or liabilities valued at fair value on a nonrecurring basis during 2016.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the corporate officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and corporate officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of December 31, 2016.

The Company’s products may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that we have not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and we were unable to enforce the terms of our contracts with customers that give us the right to reimbursement for assessed sales taxes, we could incur tax liabilities in amounts that could be material. The Company has considered the changing nature of tax laws, the terms of its customer contracts and its recent audit experience in assessing its exposure to possible and probable sales tax liabilities. Based on its assessment, the company has recorded a sales tax liability of less than $0.1 million at December 31, 2016.

Note Nineteen — Quarterly Data (Unaudited)

	2016
	1st	2nd	3rd	4th	Year
Total revenue	$10.0	$9.1	$10.4	$12.6	$42.1
Gross margin	$6.8	$5.9	$7.0	$8.6	$28.3
Operating loss	$(5.6)	$(6.0)	$(5.0)	$(2.2)	$(18.8)
Loss before income taxes	$(5.8)	$(6.2)	$(5.8)	$(3.1)	$(20.9)
Net loss available to common stockholders	$(6.0)	$(6.3)	$(6.0)	$(3.3)	$(21.6)
Per share of common stock:
Basic net loss available to common stockholders	$(0.24)	$(0.25)	$(0.24)	$(0.13)	$(0.86)
Diluted net loss available to common stockholders	$(0.24)	$(0.25)	$(0.24)	$(0.13)	$(0.86)

	2015
	1st	2nd	3rd	4th	Year
Total revenue	$9.3	$9.7	$10.5	$10.4	$39.9
Gross margin	$6.7	$7.0	$8.0	$7.5	$29.2
Operating loss	$(3.7)	$(3.4)	$(3.8)	$(4.2)	$(15.1)
Loss before income taxes	$(3.8)	$(3.6)	$(3.9)	$(4.3)	$(15.6)
Net loss available to common stockholders	$(4.0)	$(3.7)	$(4.1)	$(4.5)	$(16.3)
Per share of common stock:
Basic net loss available to common stockholders	$(0.18)	$(0.17)	$(0.17)	$(0.18)	$(0.70)
Diluted net loss available to common stockholders	$(0.18)	$(0.17)	$(0.17)	$(0.18)	$(0.70)

Note Twenty — Subsequent Event

On February 23, 2017, the Company, entered into a purchase agreement for the sale of 5,328,187 shares of its common stock to certain investors and certain officers and directors in a private placement. Under the terms of the agreement, the Company raised approximately $16.0 million in gross proceeds by selling 5,228,187 shares to certain investors at a price of $3.00 per share and by selling 100,000 shares to certain officers and directors (including certain of their affiliates) at a price of $3.45 per share. The Shares represented 20% of the issued and outstanding shares of common stock immediately prior to the issuance. On March 1, 2017, the Company received aggregate gross proceeds, net of fees, of $14.9 million. Proceeds are being used for general corporate and working capital purposes. Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission of $1.1 million, and will be reimbursed for its out-of-pocket expenses. The Company has agreed to register the shares and will be assessed penalties if it is unable to do so.

MATTERSIGHT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for doubtful accounts:
December 31, 2016	$—	0.3	—	—	$0.3
December 31, 2015	$—	—	—	—	$—
December 31, 2014	$—	—	—	—	$—
Valuation allowance for deferred tax assets:
December 31, 2016	$75.8	8.0	—	—	$83.8
December 31, 2015	$71.0	4.8	—	—	$75.8
December 31, 2014	$67.6	3.4	—	—	$71.0

 .

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Annual Report on Form 10-K, Mattersight’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting. See Report of Grant Thornton LLP Independent Registered Public Accounting Firm on page 25, which is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information about our corporate Directors and the committees of our Board of Directors, see the captions Election of Directors and Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement to be filed by Mattersight for its 2017 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 6, 2017), and current position of each of our executive officers.

Name	Age	Current Position
Kelly D. Conway*	60	President and Chief Executive Officer
Christopher J. Danson	49	Executive Vice President and Chief Technology Officer
David R. Gustafson	39	Executive Vice President and Chief Operating Officer
David B. Mullen*	66	Senior Vice President and Chief Financial Officer

*	Member of the Board of Directors

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

The principal business experience of the executive officers for at least the last five years is as follows:

Kelly D. Conway has served as the President and Chief Executive Officer and a Director of the Company, since its incorporation in May 1999 as a subsidiary of Technology Solutions Company (TSC). Mr. Conway joined TSC in November 1993 as Senior Vice President, assumed the position of Executive Vice President in July 1995, and became Group President in October 1998. Prior to joining TSC, Mr. Conway served as a Partner in the management consulting firm of Spencer, Shenk and Capers and also held various positions, including President and Chief Executive Officer, with Telcom Technologies, a manufacturer of automatic call distribution equipment.

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

David R. Gustafson has served as the Company’s Executive Vice President and Chief Operating Officer since August 2015 (during which period he also served as interim Chief Financial Officer from June 2016 through December 2016). Mr. Gustafson was Executive Vice President of Products and Marketing during the period from July 2013 through August 2015 (during which period he served as interim Chief Financial Officer from March 2015 to July 2015), Executive Vice President of Product and Customer Operations during the period from May 2012 to June 2013, and Vice President of Marketing and Product Management during the period from February 2012 through May 2012. Mr. Gustafson also served as Vice President of BA Business Delivery during the period from September 2008 through May 2012. Mr. Gustafson has responsibility for product management, product delivery, implementation services, service delivery, customer success, and the Company’s behavioral and data science teams. In total, Mr. Gustafson has spent over 15 years at Mattersight.

David Mullen has served as Mattersight’s Senior Vice President and Chief Financial Officer since January 2017 and as a member of the Company’s board of directors since March 2009. Prior to joining the Company as its Senior Vice President and Chief Financial Officer, Mr. Mullen acted as an independent consultant until December 2016. Mr. Mullen is the former Executive Vice President and Chief Financial Officer of Navteq Corporation, having held that position from December 2002 to January 2010. Navteq was acquired by Nokia Corporation (NYSE: NOK) in July 2008. Mr. Mullen served as a director and Audit Committee member of Avid Technology, Inc. (NASDAQ: AVID) until October 2014. He currently serves as a director and Audit Committee member of Angie’s List, Inc. (NASDAQ: ANGI).

The Company maintains a code of ethical business conduct (the Code of Conduct) applicable to all of our directors, officers, and other employees, including our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial officer) and Vice President and Controller (who serves as our Principal Accounting Officer). The Code of Conduct addresses ethical conduct, SEC disclosure, legal compliance, and other matters as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Conduct is available on our website at www.Mattersight.com. We will make a copy of it available to any person, without charge, upon written request to Mattersight Corporation, 200 W. Madison Street, Suite 3100, Chicago, Illinois 60606, Attn: Legal Department. To the extent permitted by applicable rules of the NASDAQ Global Market, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers of the Code of Conduct for our Chief Executive Officer or Chief Financial Officer by posting such information on our website.

Item 11.	Executive Compensation.

The information under Executive Compensation, and Director Compensation in the Proxy Statement to be filed by the Company for its 2017 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement to be filed by the Company for its 2017 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 31, 2016, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price of Outstanding Options and Rights	Shares of Common Stock Remaining Available for Future Issuance Under Compensation Plans (excluding securities reflected in column(2)
Equity compensation plans approved by security holders	2,592,141	$7.36	2,557,129	(3)
Equity compensation plans not approved by security holders(4)	—	$—	—
Total	2,592,141	$7.36	2,557,129	(5)

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

(3)

Consists of 2,471,347 shares of Common Stock reserved for issuance under the 1999 Plan and 85,782 shares of Common Stock reserved for issuance under the ESPP. The Company’s 1999 Plan and ESPP have both been approved by the Company’s stockholders. The 1999 Plan includes an automatic increase feature whereby, as of the first day of each fiscal year, the number of shares of Common Stock available for awards, other than incentive stock options, automatically increases by an amount equal to 5% of the number of shares of Common Stock then outstanding.

(4)	There are currently no equity compensation plans that have not been approved by the Company’s stockholders.
(5)

Does not include shares of restricted Common Stock held by employees, of which 1,183,753 shares were issued and outstanding as of December 31, 2016, which are included in the amount of issued and outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the heading Board Leadership and Corporate Governance—Transactions with Related Persons in the Proxy Statement to be filed by Mattersight for its 2017 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption Principal Accounting Fees and Services in the Proxy Statement to be filed by the Company for its 2017 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2017.

MATTERSIGHT CORPORATION

By	/S/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2017.

Name	Capacity

/S/ KELLY D. CONWAY	Director, President and Chief Executive Officer (Principal Executive Officer)
Kelly D. Conway

*	Chairman of the Board and Director
Tench Coxe

*	Director
Philip R. Dur

*	Director
Henry J. Feinberg

*	Director
John T. Kohler

*	Director
Michael J. Murray

*	Director
John C. Staley

/s/ DAVID B. MULLEN	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
David B. Mullen

/S/ ROSE CAMMARATA	Vice President and Controller (Principal Accounting Officer)
Rose Cammarata

*By:	/S/ DAVID B. MULLEN
David B. Mullen, Attorney-in-Fact

EXHIBIT INDEX

We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the SEC as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 15(a)(3) are those listed below as Exhibits and noted by an asterisk. Unless otherwise indicated below, all items incorporated by reference were filed with the SEC under File No. 000-27975.

Exhibit No.	Description of Exhibit

3(i).1

Certificate of Incorporation of Mattersight Corporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form S-1 (File No. 333-94293) filed with the SEC on February 1, 2000 (the “S-1”)).

3(i).2

Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (incorporated by reference to Exhibit 3.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001 filed with the SEC on March 28, 2002).

3(i).3

Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective December 19, 2001 (incorporated by reference to Exhibit 3.4 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001 filed with the SEC on March 28, 2002).

3(i).4

Certificate of Amendment to Mattersight Corporation’s Certificate of Incorporation effective May 31, 2011 (incorporated by reference to Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on May 31, 2011).

3(ii).1	By-Laws of Mattersight Corporation (incorporated by reference to Exhibit 3.2 to the S-1).

3(ii).2	Amendment to By-Laws of Mattersight Corporation (incorporated by reference to Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007).

4.1

Certificate of Designations of Series A Junior Participating Preferred Stock of Mattersight Corporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Mattersight Corporation’s Registration Statement on Form 8-A filed with the SEC on March 24, 2000).

4.2

Certificate of Increase of Series A Junior Participating Preferred Stock of Mattersight Corporation, filed December 19, 2001 (incorporated by reference to Exhibit 3.5 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001 filed with the SEC on March 28, 2002).

4.3

Certificate of Designations of 7% Series B Convertible Preferred Stock of Mattersight Corporation, filed December 19, 2001 (incorporated by reference to Exhibit 3.6 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001 filed with the SEC on March 28, 2002).

4.4

Certificate of Adjustment dated January 10, 2002 (incorporated by reference to Exhibit 4.3 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001 filed with the SEC on March 28, 2002).

4.5	Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to Mattersight Corporation’s Registration Statement on Form S-1/A filed with the SEC on August 8, 2006).

4.6

Current Form of Common Stock Certificate (adopted as of December 3, 2013) (incorporated by reference to Exhibit 4.6 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2013 filed with the SEC on March 13, 2014).

10.1*

Mattersight Corporation 1999 Stock Incentive Plan (Conformed Copy as Amended through November 5, 2014) (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 12, 2015).

10.2*

Mattersight Corporation 1999 Employee Stock Purchase Plan (as Amended and Restated effective February 16, 2016) (incorporated by reference to Exhibit 10.2 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016).

10.3*

Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (incorporated by reference to Exhibit 10.23 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005 filed with the SEC on March 25, 2005).

I-1

Exhibit No.	Description of Exhibit

10.4*

Current Form of Restricted Stock Award Agreement between applicable participant and Mattersight Corporation (incorporated by reference to Exhibit 10.4 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016).

10.5*

Form of Installment Stock Award Agreement between applicable participant and Mattersight Corporation (incorporated by reference to Exhibit 10.24 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005 filed with the SEC on March 25, 2005).

10.6*

Form of Option Award Agreement between applicable participant and Mattersight Corporation (incorporated by reference to Exhibit 10.8 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006 filed with the SEC on March 13, 2007).

10.7*

Current Form of Option Award Agreement between applicable participant and Mattersight Corporation (incorporated by reference to Exhibit 10.7 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016).

10.8*

Loan and Security Agreement between Mattersight Corporation and Hercules Capital, Inc., dated August 1, 2016  (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on August 5, 2016).

10.9*

Warrant Agreement between Mattersight Corporation and Hercules Capital, Inc., dated August 1, 2016 (incorporated by reference to Exhibit 10.2 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on August 5, 2016).

10.10

Form of Common Stock Purchase Agreement dated July 23, 2014 by and between Mattersight Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on July 24, 2014).

10.11*

Form of Purchase Agreement dated July 22, 2015 by and between Mattersight Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.12*

Form of Indemnification Agreement entered into between Mattersight Corporation and participant (incorporated by reference to Exhibit 10.12 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013).

10.13*

Second Amended and Restated Employment Agreement, effective as of April 19, 2011 between Kelly D. Conway and Mattersight Corporation (incorporated by reference to Exhibit 10.3 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 filed with the SEC on May 12, 2011).

10.14*

First Amendment to Second Amended and Restated Employment Agreement, dated March 17, 2015, between Kelly D. Conway and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015).

10.15*

Amended and Restated Executive Employment Agreement, effective as of September 8, 2008, between Christopher J. Danson and Mattersight Corporation (incorporated by reference to Exhibit 10.31 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008 filed with the SEC on March 11, 2009).

10.16*

Executive Employment Agreement, effective as of May 23, 2012, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.22 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013).

10.17*

First Amendment to Executive Employment Agreement, dated July 1, 2013, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.18*

Second Amendment to Executive Employment Agreement, dated August 8, 2013, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed on August 13, 2013).

10.19*

Executive Employment Agreement, effective as of January 3, 2017, between David B. Mullen and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on January 3, 2017).

I-2

Exhibit No.	Description of Exhibit

10.20*

Executive Employment Agreement, effective as of February 10, 2014, between Richard Dresden and Mattersight Corporation (filed as Exhibit 10.26 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2013).

10.21*

First Amendment to Executive Employment Agreement, dated November 24, 2014, between Richard Dresden and Mattersight Corporation (filed as Exhibit 10.19 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.22*

Executive Employment Agreement between Mattersight Corporation and Sheau-ming Ross effective July 6, 2015 (filed on July 7, 2015 as Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K).

10.23*

Lease Agreement, effective as of March 20, 2015, between MEPT 200 WEST MADISON LLC and Mattersight Corporation (filed as Exhibit 10.22 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2015).

10.24+	Summary of Director Compensation.

10.25+	Summary of 2017 Executive Officer Compensation.

21.1+	Subsidiaries of Mattersight Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

24.2+	Power of Attorney from Philip R. Dur, Director.

24.3+	Power of Attorney from Henry J. Feinberg, Director.

24.4+	Power of Attorney from John T. Kohler, Director.

24.5+	Power of Attorney from Michael J. Murray, Director.

24.6+	Power of Attorney from John C. Staley, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David B. Mullen under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and David B. Mullen under Section 906 of the Sarbanes-Oxley Act of 2002.

101+**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (vi) notes to the Consolidated Financial Statements; and (vii) Financial Statement Schedule II.

+	Filed herewith.
*	Represents a management contract or compensatory plan or arrangement.
**	The XBRL information is filed herewith.

I-3