Form 10-Q
period 2017-03-31
Mattersight Corp
filed 2017-05-10
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 28, 2017 was 32,685,522.

Part I. Financial Information

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements, which may be identified by use of words such as “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” and other words and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the following:

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

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$22,523	$12,538
Receivables net of allowances of $308 and $311, respectively	9,565	8,508
Prepaid expenses	5,659	4,440
Other current assets	80	296
Total current assets	37,827	25,782
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $21,151 and $19,748, respectively	10,810	9,576
Goodwill	972	972
Intangible assets, net of amortization of $3,940 and $3,820, respectively	3,138	3,201
Other long-term assets (includes $3,983 and $4,210 of restricted cash at March 31, 2017 and December 31, 2016, respectively)	5,786	6,033
Total assets	$58,533	$45,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$2,740	$738
Accounts payable	2,214	1,835
Accrued compensation and related costs	3,206	2,302
Unearned revenue	4,804	4,911
Capital leases	2,301	1,982
Other current liabilities	4,540	3,374
Total current liabilities	19,805	15,142
Long-term debt	19,089	20,839
Long-term unearned revenue	617	757
Long-term capital leases	2,069	1,602
Other long-term liabilities	5,771	5,945
Total liabilities	47,351	44,285
7% Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,637,948 and 1,637,948 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively, with a liquidation preference of $11,131 and $10,985, at March 31, 2017 and December 31, 2016, respectively	8,354	8,354
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,733,943 and 27,511,361 shares issued at March 31, 2017 and December 31, 2016, respectively; 32,459,995 and 26,622,706 shares outstanding at March 31, 2017 and December 31, 2016, respectively	327	275
Additional paid-in capital	275,729	264,214
Accumulated deficit	(268,057)	(263,062)
Treasury stock, at cost, 273,948 and 888,655 shares at March 31, 2017 and December 31, 2016, respectively	(1,105)	(4,455)
Accumulated other comprehensive loss	(4,066)	(4,047)
Total stockholders’ equity (deficit)	2,828	(7,075)
Total liabilities and stockholders’ equity	$58,533	$45,564

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Quarter Ended
	March 31,	March 31,
	2017	2016
Revenue:
Subscription revenue	$10,343	$9,222
Other revenue	616	831
Total revenue	10,959	10,053
Operating expenses:
Cost of subscription revenue	2,718	2,480
Cost of other revenue	721	766
Total cost of revenue, exclusive of depreciation and amortization	3,439	3,246
Product development	3,321	3,250
Sales and marketing	3,450	4,630
General and administrative	3,295	3,167
Depreciation and amortization	1,545	1,400
Total operating expenses	15,050	15,693
Operating loss	(4,091)	(5,640)
Non-operating income (expense):
Interest and other borrowing costs	(969)	(181)
Change in fair value of warrant liability	97	—
Other non-operating income	10	10
Total non-operating income (expense)	(862)	(171)
Loss before income taxes	(4,953)	(5,811)
Income tax benefit (provision)	1	(10)
Net loss	(4,952)	(5,821)
Dividends related to 7% Series B convertible preferred stock	(146)	(143)
Net loss available to common stockholders	$(5,098)	$(5,964)
Per share of common stock:
Basic net loss available to common stockholders	$(0.19)	$(0.24)
Diluted net loss available to common stockholders	$(0.19)	$(0.24)
Shares used to calculate basic net loss per share	27,423	25,064
Shares used to calculate diluted net loss per share	27,423	25,064
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$81	$74
Product development	134	329
Sales and marketing	123	479
General and administrative	354	743

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Quarter Ended
	March 31,	March 31,
	2017	2016
Net loss	$(4,952)	$(5,821)
Other comprehensive loss:
Effect of foreign currency translation	(19)	(3)
Comprehensive net loss	$(4,971)	$(5,824)

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Quarter Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net loss	$(4,952)	$(5,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,545	1,400
Stock-based compensation	692	1,625
Discount accretion and other debt-related costs	271	—
Provision for uncollectible accounts	(3)	33
Change in fair value of warrant liability	(97)	—
Changes in assets and liabilities:
Receivables	(1,054)	(2,279)
Prepaid expenses	(246)	(574)
Other current assets	214	5
Other long-term assets	19	232
Accounts payable	(142)	(73)
Accrued compensation and related costs	904	513
Unearned revenue	(247)	(735)
Other current liabilities	38	55
Other long-term liabilities	(130)	246
Total adjustments	1,764	448
Net cash used in operating activities	(3,188)	(5,373)
Cash Flows from Investing Activities:
Capital expenditures	(659)	(339)
Investment in intangible assets	—	(228)
Net cash used in investing activities	(659)	(567)
Cash Flows from Financing Activities:
Proceeds from term loan	—	6,000
Repayments of other borrowings	(219)	—
Proceeds from issuance of common stock, net of costs	14,904	—
Cash paid to satisfy tax withholding upon vesting of employee stock awards	(537)	(134)
Principal payments on capital lease obligations	(592)	(322)
Proceeds from employee stock purchase plan	68	37
Proceeds from line of credit	—	9,200
7% Series B convertible preferred stock dividend	—	(3)
Proceeds from exercise of stock options	—	277
Fees paid for issuance of term loan	—	(60)
Net cash provided by financing activities	13,624	14,995
Effect of exchange rate changes on cash and cash equivalents	(19)	(1)
Increase in total cash	9,758	9,054
Cash and cash equivalents	12,538	15,407
Restricted cash (included in Other long-term assets)	4,210	—
Total cash, beginning of period	16,748	15,407
Cash and cash equivalents	22,523	24,461
Restricted cash (included in Other long-term assets)	3,983	—
Total cash, end of period	$26,506	$24,461
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$1,378	$958
Capital equipment purchased on credit	1,378	958
Supplemental Disclosures of Cash Flow Information:
Interest paid	$532	$103

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

On January 1, 2017, the company adopted Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change in the total of cash, cash equivalents and restricted cash. The company has updated its presentation of restricted cash in the statements of cash flow for all periods presented.

On January 1, 2017, the company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify the accounting for share-based payment transactions, including the income tax impacts, classification of awards as either equity or liabilities, and presentation on the statement of cash flows. Under ASU 2016-19, the company has elected to account for forfeitures as they occur rather than on an estimated basis. The standard was adopted using a modified retrospective approach which had an immaterial impact on the accumulated deficit balance on January 1, 2017.

On January 1, 2017, the company adopted ASU No. 2015-17, Income Taxes (Topic 740). This update simplifies the presentation of deferred income taxes and requires that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet. As of March 31, 2017, all deferred tax assets and liabilities have been classified as long term.

On January 1, 2017, to better align expenses, the company changed the caption on the Consolidated Statements of Operations from Research and development to Product development. The company believes the revised presentation provides a clearer understanding of the business expenses in this caption. There was no change to the expense classification and the current period is comparable to the prior period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 16, 2017.

Note Two — Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-04, Intangibles—Goodwill and Other, simplifying the test for goodwill impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this update, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is needed. This ASU is effective for reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company is evaluating its option to adopt the standard at its December 31, 2017 testing date.

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

Note Three — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts generally one to three years after the go-live date or, in cases where the Company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months.

Current prepaid expenses consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Deferred costs	$1.8	$1.7
Prepaid commissions	1.4	1.2
Prepaid equipment and software maintenance	1.1	1.4
Other	1.4	0.1
Total	$5.7	$4.4

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

(In millions)	March 31, 2017	December 31, 2016
Restricted cash	$4.0	$4.2
Deferred costs	0.6	0.6
Other prepaid expenses	0.6	0.6
Prepaid commissions	0.5	0.5
Other	0.1	0.1
Total	$5.8	$6.0

Note Five — Other Current Liabilities

Other current liabilities consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Accrued vendor payable	$2.8	$1.9
Warrant liability	0.7	0.8
Deferred rent liability	0.5	0.4
Other	0.5	0.3
Total	$4.5	$3.4

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

Note Six — Leases

Capital Leases

Assets under capital leases consist primarily of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $7.6 million and $6.5 million at March 31, 2017 and December 31, 2016, respectively.  Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

As of March 31, 2017, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
Remainder of 2017	$2.3
2018	2.1
2019	0.9
2020	0.1
Total minimum lease payments	$5.4
Less: estimated executory costs	—
Net minimum lease payments	$5.4
Other Less: amount representing interest	(1.0)
Present value of minimum lease payments	$4.4

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

In 2016, the company entered into financing agreements to furnish its new facility in Austin, Texas.

Debt consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Hercules loan due February 1, 2020, effective rate of 14.57% and 14.50% at March 31, 2017 and December 31, 2016, respectively	$22.5	$22.5
Furniture loan due May 2021, effective rate of 9.10%	0.1	0.1
Furniture loan due May 2021, effective rate of 9.55%	0.1	0.1
Furniture loan due July 2019, effective rate of 13.98%	0.1	0.1
Total debt(1)	$22.8	$22.8

(1)	The current portion of the principal due was $2.7 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively.

The balance of long-term debt in the consolidated balance sheet at March 31, 2017 includes $0.6 million of unamortized debt costs and $0.7 million of unaccreted debt discount offset by $0.3 million accrued principal-in-kind.

Debt maturities were as follows as of March 31, 2017:

(In millions)
Year	Amount
Remainder of 2017	$0.7
2018	8.4
2019	9.2
2020	4.5
2021	—
Thereafter	—

Note Eight — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
7% Series B convertible preferred stock dividend payable	$2.8	$2.6
Deferred rent liability	2.2	2.2
Intellectual property purchase liability	0.6	0.8
Deferred tax liability	0.2	0.3
Total	$5.8	$5.9

Note Nine — Litigation and Other Contingencies

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

Under its by-laws, subject to certain exceptions, the company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The company has separate indemnification agreements with each of its corporate officers and directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification agreements is unlimited; however, the company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the company believes the estimated fair value of these indemnification agreements is minimal. The company had no liabilities recorded for these agreements as of March 31, 2017.

The Company’s products may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the company was unable to enforce the terms of its contracts with customers that give it the right to reimbursement for assessed sales taxes, the company could incur tax liabilities in amounts that could be material. The Company has considered the changing nature of tax laws, the terms of its customer contracts and its recent audit experience in assessing its exposure to possible and probable sales tax liabilities. Based on its assessment, the company has recorded a sales tax liability of less than $0.1 million at March 31, 2017.

Note Ten — Capital Stock

On February 23, 2017, the Company, entered into a definitive purchase agreement for the sale of 5,328,187 shares of its common stock to certain investors and certain officers and directors in a private placement. Under the terms of the agreement, the Company raised approximately $16.0 million in gross proceeds by selling 5,228,187 shares to certain investors at a price of $3.00 per share and by selling 100,000 shares to certain officers and directors (including certain of their affiliates) at a price of $3.45 per share. The shares represented approximately 20% of the issued and outstanding shares of common stock immediately prior to the issuance. On March 1, 2017, the Company received aggregate gross proceeds, net of fees, of $14.9 million. Proceeds are being used for general corporate and working capital purposes.  Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission of $1.1 million, and will be reimbursed for its out-of-pocket expenses. The Company’s registration statement on Form S-3 (File No. 333-217290) was filed with the SEC on April 13, 2017 and declared effective by the SEC on April 26, 2017.

The Company’s ability to utilize its net operating losses (NOLs) could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company were to undergo an ownership change. An ownership change would occur if the stockholders who own or have owned, directly or indirectly, 5% or more of the company’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. The Company has undergone a Section 382 analysis as of December 31, 2016 and does not believe there is currently a limitation on the use of NOLs under Section 382; however, due to ongoing ownership changes, the Company may be subject to significant limitations in the future. If a change in ownership is deemed to have occurred during the past three years, then it may be possible that the Company’s NOL carryforward could be subject to limitation under Section 382 for tax return purposes. However, since its NOL carryforward is fully reserved with a valuation allowance, there would be no impact for financial statement purposes from a Section 382 limitation.

Note Eleven — Stock-Based Compensation

Restricted Stock

Restricted stock awards are shares of common stock granted to an individual that vest over a period of time. During the vesting period, the holder of restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Restricted stock awards granted during the quarter ended March 31, 2017 were as follows:

Description	Grant Date	Shares	Vesting Schedule
Grants to employees	1/23/2017	58,000	100% on January 31, 2017.
Grants to employees	2/8/2017	316,786	50% on February 28, 2019, then 6.25% quarterly thereafter.
Grants to employees	2/8/2017	60,595	100% on February 28, 2018.
Grants to employees	2/8/2017	305,000	One-twelfth beginning May 31, 2017, then quarterly thereafter.
Grants to employees	2/8/2017	21,592	25% on February 28, 2017, then 6.25% quarterly thereafter.
Grants to employees	2/8/2017	3,200	100% on February 8, 2017.
Total		765,173

Restricted stock award activity was as follows for the quarter ended March 31, 2017:

	Shares	Weighted Average Price
Unvested balance at December 31, 2016	1,183,753	$4.87
Granted	765,173	$3.54
Vested	(485,802)	$3.62
Forfeited	(128,322)	$5.09
Unvested balance at March 31, 2017	1,334,802	$4.10

Note Twelve — Loss Per Share

The following table presents the loss per share calculation for the periods presented:

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Net loss	$(5.0)	$(5.8)
Dividends related to 7% Series B convertible preferred stock(1)	(0.1)	(0.2)
Net loss available to common stockholders	$(5.1)	$(6.0)
Per share of common stock:
Basic/diluted net loss available to common stockholders	$(0.19)	$(0.24)

(In thousands)
Weighted average shares outstanding (basic and diluted)	27,423	25,064
Anti-dilutive common stock equivalents(2)	2,200	1,832

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to March 31, 2017. The total accrued dividends are $2.8 million as of March 31, 2017, which will continue to be accrued until they are declared by the company’s board of directors. Dividends related to Series B stock were accrued but not paid during 2017 or 2016.
(2)

In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Thirteen — Fair Value Measurements

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

The following table presents financial instruments measured at fair value measured on a recurring basis:

	March 31, 2017
(In millions)	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$22.0	$22.0	$—	$—
Warrant liability	0.7	—	—	0.7

	December 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$12.1	$12.1	$—	$—
Warrant liability	0.8	—	—	0.8

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of March 31, 2017 due to the short-term nature of these instruments.

The company determined the fair value of the liability for the warrant issued to Hercules, considered a Level 3 liability, using the Black-Scholes model. At March 31, 2017, management used a risk free rate of 2.12%, expected volatility of 53%, and an expected term of 6.34 years. Initially, the warrant is exercisable for 357,142 shares of common stock.  If the company borrows the entire third tranche of $5.0 million available under the Hercules secured loan agreement, the warrant will be exercisable for 428,570 shares of common stock (See Note 5 – Other Current Liabilities). As of March 31, 2017, a probability of 0% was assigned to a draw of the third tranche. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value.

Fair values for assets and liabilities that are only disclosed and not recorded consist of long-term debt. The fair value of long-term debt was estimated to be $22.8 million at March 31, 2017.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during the first quarter of 2017. There were no assets or liabilities valued at fair value on a nonrecurring basis during the first quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Performance Highlights

The following table presents our key metrics for the periods presented:

	Quarter Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
ACV bookings	$3.5	$5.4
Rolling four quarters ACV bookings	$19.0	$25.1
Backlog	$14.5	$17.9
Gross margin	69%	68%

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

Results of Operations

	Quarter Ended
(Dollars in millions)	2017	2016	Change
Total revenue	$11.0	$10.1	9%
Total cost of revenue, exclusive of depreciation and amortization	3.4	3.2	6%
Other operating expenses	11.6	12.4	-7%
Operating loss	4.1	5.6	-27%
Non-operating expenses	0.9	0.2	404%
Net loss	5.0	5.8	-15%

First Quarter of 2017 Compared with First Quarter of 2016

Revenue

Total revenue increased by $0.9 million, or 9%, in the first quarter of 2017 when compared with the same period in 2016. The increase consisted of a $1.1 million increase in subscription revenue offset by a $0.2 million decrease in other revenue. Subscription revenue increased primarily due to $1.1 million from growth within existing client contracts and $0.4 million from new client contracts, partially offset by a decrease of $0.4 million from terminating contracts. Other revenue decreased primarily due to reduced recognition of deployment fees. Deployment fees are deferred and recognized over the contract’s subscription period beginning on the go-live date. If a contract terminates early, remaining deferred deployment revenue is recognized upon termination.

Our top five clients accounted for 77% of total revenue in 2017 and 71% of total revenue in 2016. Our top ten clients accounted for 91% of total revenue in 2017 and 89% of total revenue in 2016. In both the first quarter of 2017 and 2016, three clients each accounted for 10% or more of total revenue. In 2017, United HealthCare Services, Inc., CVS Caremark Corporation, and Tri-West accounted for 33%, 17%, and 15% of total revenue, respectively. In 2016, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 33%, 15%, and 12% of total revenue, respectively. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Total costs of revenue consisted of $2.7 million of subscription revenue costs and $0.7 million of other revenue costs in the first quarter of 2017. Cost of subscription revenue was $2.7 million, or 26% of subscription revenue, in 2017, when compared with $2.5 million, or 27% of subscription revenue, in 2016. The $0.2 million increase in cost was primarily due to incremental personnel costs.

Other Operating Expenses

Other operating expenses include product development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses decreased in the first quarter of 2017 when compared with the same period in 2016 primarily as a result of a $1.2 million decrease in sales and marketing expenses.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses decreased $1.2 million in the first quarter of 2017 when compared with the same period in 2016. The decrease was primarily due to a reduction in headcount.

Depreciation and amortization increased $0.1 million in the first quarter of 2017 when compared with the same period in 2016. The rise in expense resulted primarily from increased investments in technology.

Non-Operating Expenses

Non-operating expenses consist primarily of interest and other borrowing costs, changes in the fair value of the warrant liability and other non-operating income.

Interest and other borrowing costs increased $0.8 million in the first quarter of 2017 when compared with the same period in 2016, primarily as a result of interest on the term loan with Hercules Capital, Inc. (Hercules) which originated on August 1, 2016.

Income Tax Provision

Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets.

The income tax benefit (provision) was less than $0.1 million in the first quarter in both 2017 and 2016, respectively. As of March 31, 2017 and 2016, total net deferred tax assets of approximately $85.5 million and $77.8 million, respectively, were fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. Our principal capital resources consisted of cash and cash equivalents of $22.5 million and $12.5 million at March 31, 2017 and December 31, 2016, respectively.

Net cash used in operating activities decreased by $2.2 million in the first quarter of 2017 when compared with the same period in 2016. The decrease in net cash used in operating activities was largely attributable to an increase in revenue from new customers and lower sales and marketing expenses resulting from a reduction in headcount. Cash used in investing activities was flat in comparison with 2016. Net cash provided by financing activities decreased by $1.4 million. During the first quarter of 2017, we received net cash proceeds of $14.9 million, net of fees from the sale of 5,328,187 shares of common stock pursuant to a private placement of common stock. During the first quarter of 2016, net cash proceeds of $15.0 million were primarily attributable to proceeds of $15.2 million, from our amended credit facility with Silicon Valley Bank, which included (i) $9.2 million from our line of credit and (ii) $6.0 million from our term loan.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our 7% Series B convertible preferred stock (Series B stock) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through March 31, 2017 (the aggregate amount of these dividends was approximately $2.8 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and is subject to approval by Hercules under the terms of our secured loan agreement. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of March 31, 2017, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). Our balance of cash and cash equivalents was $22.5 million as of March 31, 2017. Restricted cash of $4.0 million was used as collateral for letters of credit issued to support our equipment leasing activities.

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

Prior to entering into the secured loan agreement with Hercules, we were party to a credit facility and term loan with Silicon Valley Bank. The credit facility and term loan were terminated on August 1, 2016. We used a portion of the proceeds from the initial borrowings under the Hercules secured loan agreement to repay our term loan with Silicon Valley Bank and to pay borrowing-related fees and expenses.  We expect to use the remaining proceeds and any future borrowings under the Hercules secured loan agreement with Hercules for general corporate purposes.

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our ongoing equipment requirements. Capital lease obligations were $4.4 million as of March 31, 2017 and $3.6 million as of December 31, 2016. We expect to incur new capital lease obligations of between $2.6 million to $3.1 million for 2017 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Accounts Receivable Customer Concentration

As of March 31, 2017, two clients, United HealthCare Services, Inc., and CVS Caremark Corporation, accounted for 36% and 23% of total gross accounts receivable, respectively. Of these amounts, we have collected 31% from United HealthCare Services, Inc., and 2% from CVS Pharmacy, Inc., through May 8, 2017. Of the total March 31, 2017 gross accounts receivable, we have collected 28% as of May 8, 2017. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our term loan and other borrowings, capital leases, and cash and cash equivalents. Interest on the secured loan agreement with Hercules is currently based on the greater of (i) 9.75% plus the prime rate minus 3.50%, or (ii) 9.75%. Since the prime rate varies in accordance with prevailing market conditions, a change in interest rate impacts the interest and other borrowing costs and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are a number of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Quarterly Report on Form 10-Q, we believe the more significant of such risks and uncertainties include the following (for a description of the risk factors, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016):

•	We have not realized an operating profit in seventeen years and there is no guarantee that we will realize an operating profit in the foreseeable future.
•	Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.
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

There have been no material changes in these risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of common stock in the first quarter of 2017. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. We have not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2017 – January 31, 2017	29,466	$3.65
February 1, 2017 – February 28, 2017	121,000	$3.55
March 1, 2017 – March 31, 2017	—
Total	150,466	$3.57

(1)	The shares reflected in this column were purchased in order to satisfy tax withholding obligations related to the vesting of restricted stock awards issued pursuant to our 1999 Stock Incentive Plan.

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

10.1

Executive Employment Agreement, dated January 3, 2017, between David Mullen and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on January 3, 2017).

10.2

Form of Common Stock Purchase Agreement, dated February 23, 2017, by and between Mattersight Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2017).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of David B. Mullen under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and David B. Mullen under Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the quarter ended March 31, 2017 and March 31, 2016, (iii) Consolidated Statements of Comprehensive Loss for the quarter ended March 31, 2017 and March 31, 2016, (iv) Consolidated Statements of Cash Flows for the quarter ended March 31, 2017 and March 31, 2016, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2017.

MATTERSIGHT CORPORATION

By	/s/ DAVID B. MULLEN
David B. Mullen
Senior Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ ROSE CAMMARATA
Rose Cammarata
Vice President and Controller
(Duly authorized signatory and
Principal Accounting Officer)