Form 10-Q
period 2017-06-30
Mattersight Corp
filed 2017-08-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2017 was 32,748,831.

Part I. Financial Information

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). A reader can identify these forward-looking statements, because they are not limited to historical fact or they use words such as “scheduled,” “will,” “anticipate,” “project,” “estimate,” “forecast,” “goal,” “objective,” “committed,” “intend,” “continue,” “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” or “will likely result,” and other similar expressions, and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involving risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under “Risk Factors” included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the following:

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

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$7,138	$12,538
Receivables net of allowances of $151 and $311, at June 30, 2017 and December 31, 2016, respectively	7,756	8,508
Prepaid expenses	5,242	4,440
Other current assets	105	296
Total current assets	20,241	25,782
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $22,432 and $19,748, at June 30, 2017 and December 31, 2016, respectively	10,588	9,576
Goodwill	972	972
Intangible assets, net of amortization of $4,070 and $3,820, respectively	3,088	3,201
Other long-term assets (includes $3,400 and $4,210 of restricted cash, at June 30, 2017 and December 31, 2016, respectively)	5,753	6,033
Total assets	$40,642	$45,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$88	$738
Accounts payable	1,732	1,835
Accrued compensation and related costs	3,016	2,302
Unearned revenue	4,701	4,911
Capital leases	2,322	1,982
Other current liabilities	2,373	3,374
Total current liabilities	14,232	15,142
Long-term debt	13,703	20,839
Long-term unearned revenue	517	757
Long-term capital leases	2,007	1,602
Other long-term liabilities	5,665	5,945
Total liabilities	36,124	44,285
7% Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,637,786 and 1,637,948 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively, with a liquidation preference of $11,276 and $10,985, at June 30, 2017 and December 31, 2016, respectively	8,353	8,354
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,769,960 and 27,511,361 shares issued at June 30, 2017 and December 31, 2016, respectively; 32,748,831 and 26,622,706 shares outstanding at June 30, 2017 and December 31, 2016, respectively	328	275
Additional paid-in capital	274,828	264,214
Accumulated deficit	(274,860)	(263,062)
Treasury stock, at cost, 21,129 and 888,655 shares at June 30, 2017 and December 31, 2016, respectively	(58)	(4,455)
Accumulated other comprehensive loss	(4,073)	(4,047)
Total stockholders’ equity (deficit)	(3,835)	(7,075)
Total liabilities and stockholders’ equity	$40,642	$45,564

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue:
Subscription revenue	$9,943	$8,501	$20,286	$17,723
Other revenue	615	573	1,231	1,404
Total revenue	10,558	9,074	21,517	19,127
Operating expenses:
Cost of subscription revenue	2,492	2,579	5,210	5,059
Cost of other revenue	821	616	1,542	1,382
Total cost of revenue, exclusive of depreciation and amortization	3,313	3,195	6,752	6,441
Product development	3,586	3,350	6,907	6,600
Sales and marketing	3,018	4,197	6,468	8,827
General and administrative	3,115	2,872	6,410	6,038
Depreciation and amortization	1,726	1,417	3,271	2,818
Total operating expenses	14,758	15,031	29,808	30,724
Operating loss	(4,200)	(5,957)	(8,291)	(11,597)
Non-operating income (expense):
Interest and other borrowing costs	(1,050)	(250)	(2,019)	(431)
Loss on early extinguishment of debt	(1,834)	—	(1,834)	—
Change in fair value of warrant liability	263	—	360	—
Other non-operating income	31	13	41	23
Total non-operating income (expense)	(2,590)	(237)	(3,452)	(408)
Loss before income taxes	(6,790)	(6,194)	(11,743)	(12,005)
Income tax provision	(13)	(6)	(12)	(16)
Net loss	(6,803)	(6,200)	(11,755)	(12,021)
Dividends related to 7% Series B convertible preferred stock	(146)	(147)	(292)	(293)
Net loss available to common stockholders	$(6,949)	$(6,347)	$(12,047)	$(12,314)
Per share of common stock:
Basic net loss available to common stockholders	$(0.22)	$(0.25)	$(0.41)	$(0.49)
Diluted net loss available to common stockholders	$(0.22)	$(0.25)	$(0.41)	$(0.49)
Shares used to calculate basic net loss per share	31,336	25,161	29,379	25,112
Shares used to calculate diluted net loss per share	31,336	25,161	29,379	25,112
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$156	$112	$237	$186
Product development	195	340	329	669
Sales and marketing	—	454	123	933
General and administrative	407	512	761	1,255

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net loss	$(6,803)	$(6,200)	$(11,755)	$(12,021)
Other comprehensive loss:
Effect of foreign currency translation	(7)	(4)	(26)	(7)
Comprehensive net loss	$(6,810)	$(6,204)	$(11,781)	$(12,028)

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities:
Net loss	$(11,755)	$(12,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,271	2,818
Stock-based compensation	1,450	3,043
Discount accretion and other debt-related costs	1,417	—
Provision for uncollectible accounts	(160)	26
Change in fair value of warrant liability	(360)	—
Changes in assets and liabilities:
Receivables	912	(900)
Prepaid expenses	(537)	(1,138)
Other current assets	187	(12)
Other long-term assets	(325)	88
Accounts payable	(303)	377
Accrued compensation and related costs	714	(434)
Unearned revenue	(450)	(2,793)
Other current liabilities	(6)	(179)
Other long-term liabilities	(192)	522
Total adjustments	5,618	1,418
Net cash used in operating activities	(6,137)	(10,603)
Cash Flows from Investing Activities:
Capital expenditures	(2,152)	(973)
Investment in intangible assets	(105)	(472)
Net cash used in investing activities	(2,257)	(1,445)
Cash Flows from Financing Activities:
Proceeds from line of credit	13,500	16,246
Repayments of line of credit	—	(9,200)
Proceeds from term loan	—	6,000
Repayments of term loan and other borrowings	(23,006)	—
Debt prepayment costs	(692)	—
Fees paid for issuance of debt	(206)	(60)
Proceeds from issuance of common stock, net of costs	14,736	—
Cash paid to satisfy tax withholding upon vesting of employee stock awards	(973)	(211)
Principal payments on capital lease obligations	(1,269)	(1,107)
Proceeds from employee stock purchase plan	120	145
7% Series B convertible preferred stock dividend	—	(3)
Proceeds from exercise of stock options	—	236
Net cash provided by financing activities	2,210	12,046
Effect of exchange rate changes on cash and cash equivalents	(26)	(5)
Decrease in total cash	(6,210)	(7)
Cash and cash equivalents	12,538	15,407
Restricted cash (included in Other long-term assets)	4,210	—
Total cash, beginning of period	16,748	15,407
Cash and cash equivalents	7,138	15,400
Restricted cash (included in Other long-term assets)	3,400	500
Total cash, end of period	$10,538	$15,900
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$2,014	$2,111
Capital equipment purchased on credit	2,014	2,111
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,806	$279

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

On April 1, 2017, the company adopted Accounting Standards Update (ASU) No 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the presentation and classification of cash flows related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. Upon adoption, the company updated the statement of cash flow for all periods presented.

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

On January 1, 2017, the company adopted ASU No. 2015-17, Income Taxes (Topic 740). This update simplifies the presentation of deferred income taxes and requires that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet. Upon adoption, all deferred tax assets and liabilities were classified as long term.

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

Note Two — Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The company is currently evaluating the impact of this update on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, simplifying the test for goodwill impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this update, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is needed. This ASU is effective for reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company is evaluating its option to adopt the standard at its December 31, 2017 testing date.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). This update sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. The underlying principle of the new standard is that an organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Based on its preliminary assessment, the company generally does not expect a significant change in revenue recognition when ASU 2014-09 is adopted. The company will be putting additional processes and controls in place to enable compliance with ASU 2014-09’s disclosure requirements. The company has elected to adopt the modified retrospective transition method.

Note Three — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred deployment costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts generally one to three years after the go-live date or, in cases where the company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months.

Current prepaid expenses consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Deferred deployment costs	$1.9	$1.7
Prepaid commissions	1.1	1.2
Prepaid technology maintenance costs	1.2	1.4
Other	1.0	0.1
Total	$5.2	$4.4

Note Four — Other Long-Term Assets

Other long-term assets includes the long-term portion of deferred deployment costs, prepaid commissions related to Behavioral Analytics, and restricted cash.  Restricted cash represents cash used to collateralize certain letters of credit issued to support the company’s equipment leasing activities. These costs are recognized over the terms of the respective contracts, generally one to three years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months.  Other long-term assets consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Restricted cash	$3.4	$4.2
Deferred deployment costs	0.9	0.6
Prepaid technology and maintenance support	0.6	0.6
Prepaid commissions	0.6	0.5
Other	0.3	0.1
Total	$5.8	$6.0

Note Five — Other Current Liabilities

Other current liabilities consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Accrued vendor payable	$1.3	$1.9
Warrant liability	0.4	0.8
Deferred rent liability	0.4	0.4
Other	0.3	0.3
Total	$2.4	$3.4

On August 1, 2016, the company issued a warrant to Hercules Capital, Inc. (Hercules) that gives Hercules the right to purchase shares of the company’s common stock at $3.50 per share. The warrant is exercisable for 357,142 shares of common stock and expires on August 1, 2023. The warrant is accounted for as a liability and carried at fair market value using the Black-Scholes model. Changes in the warrant’s fair market value are recognized in non-operating income (expense) in the consolidated statements of operations.

Note Six — Leases

Capital Leases

Assets under capital leases consist primarily of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $8.1 million and $6.5 million at June 30, 2017 and December 31, 2016, respectively.  Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

As of June 30, 2017, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
Remainder of 2017	$1.6
2018	2.4
2019	1.2
2020	0.1
Total minimum lease payments	$5.3
Less: amount representing interest	(1.0)
Present value of minimum lease payments	$4.3

Note Seven — Debt

On June 29, 2017, the company entered into a loan agreement with The PrivateBank and Trust Company. The loan agreement provides for a revolving line of credit to the company with a maximum credit limit of $20.0 million, which matures on June 29, 2020 (the credit facility). The credit facility is secured by a security interest in the company’s assets. The company, subject to certain limits and restrictions, may from time to time request the issuance of letters of credit under the loan agreement.

The principal amount outstanding under the credit facility will accrue interest at a floating annual rate equal to 1 month, 2 month or 3 month LIBOR (as selected by the company) plus 4.50%, payable monthly. In addition, the company will pay a non-use fee on the credit facility of 25 basis points (0.25%) per annum of the average unused portion of the credit facility.  The amount the company may borrow under the credit facility is limited to five times the company’s monthly recurring revenue (as determined in accordance with the terms and conditions set forth in the loan agreement), multiplied by a dynamic churn factor that is based upon the ratio of recurring revenue retained in the prior twelve month period relative to the total amount of recurring revenue at the beginning of the period.

The loan agreement imposes various restrictions on the company, including usual and customary limitations on the ability of the company to incur debt and to grant liens upon its assets, prohibits certain consolidations, mergers, and sales and transfers of assets by the company and requires the company to comply with total revenue and EBITDA (as adjusted in accordance with the loan agreement) targets. The loan agreement includes usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the loan agreement may be accelerated and/or the lender’s commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the loan agreement will automatically become immediately due and payable, and the lender’s commitments will automatically terminate.

On June 29, 2017, the company drew $13.5 million on the revolving line of credit. The proceeds were used to repay the principal balance of $22.5 million under the company’s prior credit facility with Hercules. Upon repayment, the company terminated its loan agreement with Hercules. The loss on the early extinguishment of Hercules debt totaled $1.8 million. It consisted of a prepayment charge of $0.7 million, acceleration of unaccreted debt discount of $0.6 million, and acceleration of unamortized deferred debt costs of $0.5 million. $13.5 million remains outstanding on the revolving line of credit at June 30, 2017. As of June 30, 2017, the company has the ability to draw an additional $2.9 million from the line of credit. On July 14, 2017, the company repaid $5.0 million of principal on the line of credit.

Debt consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
The Private Bank loan due June 29, 2020, effective rate of 5.72% at June 30, 2017	$13.5	$—
Hercules loan effective rate of 14.50% at December 31, 2016	—	22.5
Furniture loan due May 2021, effective rate of 9.10%	0.1	0.1
Furniture loan due May 2021, effective rate of 9.55%	0.1	0.1
Furniture loan due July 2019, effective rate of 13.98%	0.1	0.1
Total debt(1)	$13.8	$22.8

(1)

Total debt of $13.8 million at June 30, 2017, includes the current portion of the furniture loans of $0.1 million. As of December 31, 2016, short-term debt was $0.7 million, consisting of $0.6 million related to the current portion of the secured loan with Hercules and $0.1 million related to the current portion of the furniture loans.

Note Eight — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
7% Series B convertible preferred stock dividends payable	$2.9	$2.6
Deferred rent liability	2.1	2.2
Intellectual property purchase liability	0.5	0.8
Deferred income tax liability	0.2	0.3
Total	$5.7	$5.9

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

Under its by-laws, subject to certain exceptions, the company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The company has separate indemnification agreements with each of its corporate officers and directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification agreements is unlimited; however, the company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the company believes the estimated fair value of these indemnification agreements is minimal. The company had no liabilities recorded for these agreements as of June 30, 2017.

The company’s products may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the company was unable to enforce the terms of its contracts with customers that give it the right to reimbursement for assessed sales taxes, the company could incur tax liabilities in amounts that could be material. The company has considered the changing nature of tax laws, the terms of its customer contracts and its recent audit experience in assessing its exposure to possible and probable sales tax liabilities. Based on its assessment, the company has recorded a sales tax liability of less than $0.1 million at June 30, 2017.

Note Ten — Capital Stock

On February 23, 2017, the company, entered into a definitive purchase agreement for the sale of 5,328,187 shares of its common stock to certain investors and certain officers and directors in a private placement. Under the terms of the agreement, the company raised approximately $16.0 million in gross proceeds by selling 5,228,187 shares to certain investors at a price of $3.00 per share and by selling 100,000 shares to certain officers and directors (including certain of their affiliates) at a price of $3.45 per share. The shares represented approximately 20% of the issued and outstanding shares of common stock immediately prior to the issuance. On March 1, 2017, the company received aggregate gross proceeds, net of fees, of $14.9 million. Proceeds are being used for general corporate, working capital, and debt repayment purposes.  Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission of $1.1 million, and was reimbursed for its out-of-pocket expenses. The company’s registration statement on Form S-3 (File No. 333-217290) was filed with the SEC on April 13, 2017 and declared effective by the SEC on April 26, 2017.

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

Note Eleven — Stock-Based Compensation

Restricted Stock

Restricted stock awards are shares of common stock granted to an individual that vest over a period of time. During the vesting period, the holder of restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Restricted stock awards granted during the quarter ended June 30, 2017 were as follows:

Description	Grant Date	Shares	Vesting Schedule
Grants to employees	4/3/2017	334,246	100% on April 15, 2017
Grants to employees	5/10/2017	22,490	25% on May 31, 2017, 6.25% quarterly thereafter
Grants to employees	5/10/2017	20,735	50% on May 31, 2019, 6.25% quarterly thereafter
Grants to employees	5/10/2017	3,160	37.5% on May 31, 2017, 6.25% quarterly thereafter
Grants to non-employee directors	5/19/2017	60,000	25% on May 31, 2017, 25% quarterly thereafter

Total		440,631

Restricted stock award activity was as follows for the six months ended June 30, 2017:

	Shares	Weighted Average Price
Unvested balance at December 31, 2016	1,183,753	$4.87
Granted	1,205,804	$3.45
Vested	(895,884)	$4.27
Forfeited	(176,955)	$5.05
Unvested balance at June 30, 2017	1,316,718	$3.94

Note Twelve — Loss Per Share

The following table presents the loss per share calculation for the periods presented:

	Quarter Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(6.8)	$(6.2)	$(11.7)	$(12.0)
Dividends related to 7% Series B convertible preferred stock(1)	(0.1)	(0.1)	(0.3)	(0.3)
Net loss available to common stockholders	$(6.9)	$(6.3)	$(12.0)	$(12.3)
Per share of common stock:
Basic/diluted net loss available to common stockholders	$(0.22)	$(0.25)	$(0.41)	$(0.49)

(In thousands)
Weighted average shares outstanding (basic and diluted)	31,336	25,161	29,379	25,112
Anti-dilutive common stock equivalents(2)	1,120	1,467	1,660	1,650

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to June 30, 2017. Total accrued dividends were $2.9 million as of June 30, 2017. Dividends will continue to accrue until they are declared by the company’s board of directors. The company has not declared any Series B stock dividends in 2017 or 2016.

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

The following table presents financial instruments measured at fair value measured on a recurring basis:

	June 30, 2017
(In millions)	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$0.1	$0.1	$—	$—
Warrant liability	0.4	—	—	0.4

	December 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$12.1	$12.1	$—	$—
Warrant liability	0.8	—	—	0.8

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of June 30, 2017 due to the short-term nature of these instruments.

The company determined the fair value of the liability for the warrant issued to Hercules, considered a Level 3 liability, using the Black-Scholes model. At June 30, 2017, management used a risk free rate of 2.03%, expected volatility of 53%, and an expected term of 6.09 years. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value (See Note 5 – Other Current Liabilities).

The fair value of long-term debt was estimated to be $13.7 million at June 30, 2017.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during the second quarter of 2017. There were no assets or liabilities valued at fair value on a nonrecurring basis during the first six months of 2017.

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

Performance Highlights

The following table presents our key metrics for the periods presented:

	Quarter Ended
(Dollars in millions)	March 31, 2017	June 30, 2017
ACV bookings	$3.5	$2.5
Rolling four quarters ACV bookings	$19.0	$17.1
Backlog	$14.5	$13.1
Gross margin	69%	69%

	Quarter Ended
(Dollars in millions)	March 31, 2016	June 30, 2016
ACV bookings	$5.4	$4.4
Rolling four quarters ACV bookings	$25.1	$23.7
Backlog	$17.9	$23.1
Gross margin	68%	65%

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

Results of Operations

	Quarter Ended			Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Total revenue	$10.6	$9.1	16%	$21.5	$19.1	12%
Total cost of revenue, exclusive of depreciation and amortization	3.3	3.2	4%	6.8	6.4	5%
Other operating expenses	11.5	11.8	-3%	23.0	24.3	-5%
Operating loss	4.2	6.0	-29%	8.3	11.6	-29%
Non-operating expenses	2.6	0.2	993%	3.5	0.4	746%
Net loss	6.8	6.2	10%	11.8	12.0	-2%

Revenue

Total revenue increased by $1.5 million in the second quarter and by $2.4 million in the first six months of 2017 compared with the same periods in 2016. Subscription revenue in the second quarter increased by $1.4 million and in the first six months of 2017 by $2.6 million compared with the same periods in 2016. The increase in the second quarter of 2017 was primarily due to $1.2 million from growth within existing client contracts and $0.7 million from new client contracts, partially offset by a decrease of $0.5 million from terminating contracts. The increase in the first six months of 2017 was primarily due to $2.5 million from growth within existing client contracts and $1.0 million from new client contracts, partially offset by a decrease of $0.9 million from terminating contracts.

We received a substantial portion of our revenue from a limited number of clients. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Highest Revenue Generating Clients:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(% of total revenue)	2017	2016	2017	2016
Top 5 Clients	74%	74%	75%	72%
Top 10 Clients	89%	90%	90%	89%

Clients Accounting for 10% or More of Total Revenue:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(% of total revenue)	2017	2016	2017	2016
United HealthCare Services, Inc.	29%	32%	31%	32%
CVS Caremark Corporation	16%	15%	16%	15%
TriWest Healthcare Alliance Corp	15%	8%	15%	7%
Progressive Casualty Insurance Company	9%	14%	9%	13%

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Total costs of revenue consisted of $2.5 million of subscription revenue costs and $0.8 million of other revenue costs in the second quarter; and $5.2 million of subscription revenue costs and $1.6 million of other revenue costs in the first six months of 2017. Cost of subscription revenue was $2.5 million, or 25% of subscription revenue, in second quarter, when compared with $2.6 million, or 30% of subscription revenue, in the same period in 2016. The decrease in cost of subscription revenue in the second quarter was primarily due to a decrease in maintenance costs. Cost of subscription revenue was $5.2 million, or 26% of subscription revenue, in the first six months of 2017, when compared with $5.1 million, or 29% of subscription revenue, in the same period in 2016. The increase in cost of subscription revenue in the first six months of 2017 was primarily due to incremental personnel costs, partially offset by a decrease in maintenance costs.

Other Operating Expenses

Other operating expenses include product development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses decreased by $0.4 million in the second quarter and by $1.2 million in the first six months of 2017 compared with the same periods in 2016 due to decreases in sales and marketing expenses and partially offsetting increases in product development, general and administrative, and depreciation and amortization expense.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses decreased by $1.2 million in the second quarter and by $2.4 million in the first six months of 2017 compared with the same periods in 2016. The decrease was primarily due to a reduction in headcount.

Product development expenses increased $0.2 million in the second quarter and $0.3 million in the first six months of 2017 compared with the same periods in 2016. The rise in expense resulted from increased hardware and software maintenance costs associated with increased investments in technology for customer deployments.

General and administrative expenses increased $0.2 million in the second quarter and $0.4 million in the first six months of 2017 compared with the same periods in 2016. The increase in expense is due to relocation expenses associated with the new Austin office location.

Depreciation and amortization increased $0.3 million in the second quarter and $0.5 million in the first six months of 2017 compared with the same periods in 2016. The rise in expense resulted primarily from increased investments in technology for customer deployments.

Non-Operating Expenses

Non-operating expenses consist primarily of interest and other borrowing costs, loss on early extinguishment of debt, changes in the fair value of the warrant liability and other non-operating income. Non-operating expenses increased $2.4 million in the second quarter and $3.0 million in the first six months of 2017 compared with the same periods in 2016. The increase was primarily a result of interest and loss on early extinguishment of debt on the term loan with Hercules Capital, Inc. (Hercules) which originated on August 1, 2016.

The loss on the early extinguishment of Hercules debt totaled $1.8 million at June 29, 2017. It consisted of a prepayment charge of $0.7 million, acceleration of unaccreted debt discount of $0.6 million, and acceleration of unamortized deferred debt costs of $0.5 million. Interest and other borrowing costs increased $0.8 million in the second quarter and $1.6 million in the first six months of 2017 compared with the same periods in 2016. The increase is a result of interest incurred on the Hercules term loan.

Income Tax Provision

Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets. As of June 30, 2017 and 2016, total net deferred tax assets of approximately $87.9 million and $80.0 million, respectively, were fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal cash requirements are to fund working capital needs, investments in Behavioral Analytics technology and infrastructure, and other revenue—generating and growth investments. Cash and cash equivalents were $7.1 million and $12.5 million at June 30, 2017 and December 31, 2016, respectively.

Net cash used in operating activities decreased by $4.5 million in the first six months of 2017 when compared with the same period in 2016. This was largely attributable to growth in customer base and a decrease in operating expenses in 2017. The growth in customer base resulted in an additional $2.4 million in revenue, $0.9 million from increased collections on receivables and lower Sales and marketing expenses due to a reduction in headcount. Cash used in investing activities increased $0.9 million due to increased need for infrastructure for Behavioral Analytics as we expand our customer base. Net cash provided by financing activities decreased by $9.8 million, primarily as a result of $23.8 million of cash used to repay in full the principal balance and accrued and unpaid interest outstanding under the term loan with Hercules, partially offset by $13.5 million of proceeds drawn on our credit line with The Private Bank and Trust Company (see Credit Facility below) and $14.7 million, net of fees received from the sale of 5,328,187 shares of common stock pursuant to a private placement of common stock. In 2016, we received net cash of $13.0 million from our line of credit and term loan with Silicon Valley Bank.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our 7% Series B convertible preferred stock (Series B stock) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through June 30, 2017 (the aggregate amount of these dividends was approximately $2.9 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and may not exceed $0.2 million in the aggregate in any calendar year, as per our loan agreement with The PrivateBank and Trust Company. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of June 30, 2017, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). We anticipate that our current unrestricted cash resources, together with operating revenue, capital lease financing, and borrowing capacity, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Credit Facility

On June 29, 2017, we entered into the loan agreement with The PrivateBank and Trust Company. The loan agreement provides for a revolving line of credit to us with a maximum credit limit of $20.0 million, which matures on June 29, 2020 (the credit facility). The credit facility is secured by a security interest in the company’s assets. We, subject to certain limits and restrictions, may from time to time request the issuance of letters of credit under the loan agreement.

The principal amount outstanding under the credit facility will accrue interest at a floating annual rate equal to 1 month, 2 month or 3 month LIBOR (as selected by us) plus 4.50%, payable monthly. In addition, we will pay a non-use fee on the credit facility of 25 basis points (0.25%) per annum of the average unused portion of the credit facility.  The amount we may borrow under the credit facility is limited to five times our monthly recurring revenue (as determined in accordance with the terms and conditions set forth in the loan agreement), multiplied by a dynamic churn factor that is based upon the ratio of recurring revenue retained in the prior twelve month period relative to the total amount of recurring revenue at the beginning of the period.

The loan agreement imposes various restrictions on us, including usual and customary limitations on our ability to incur debt and to grant liens upon our assets, prohibits certain consolidations, mergers, and sales and transfers of assets by us and requires us to comply with total revenue and EBITDA (as adjusted in accordance with the loan agreement) targets. The loan agreement includes usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the loan agreement may be accelerated and/or the lender’s commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the loan agreement will automatically become immediately due and payable, and the lender’s commitments will automatically terminate.

Prior to entering into the loan agreement with The PrivateBank and Trust Company, we were party to a (i) loan agreement with Hercules from August 1, 2016 to June 29, 2017 and (ii) a credit facility and term loan with Silicon Valley Bank. On June 29, 2017, we drew $13.5 million on the credit facility to repay the principal balance of $22.5 million, $0.7 million of prepayment charges, and $0.6 million of accrued and unpaid interest under our prior credit facility with Hercules. Upon effectiveness of the loan agreement and repayment of the Hercules credit facility, we terminated our loan agreement with Hercules.

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our ongoing equipment requirements. Capital lease obligations were $4.3 million as of June 30, 2017 and $3.6 million as of December 31, 2016. We expect to incur new capital lease obligations of approximately $4.0 million for 2017 as we continue to expand our investment in the infrastructure for Behavioral Analytics. Certain leases are collateralized by $3.4 million in letters of credit secured by $3.4 million of restricted cash.

Accounts Receivable Customer Concentration

As of June 30, 2017, three clients, United HealthCare Services, Inc., CVS Caremark Corporation, and Progressive Casualty Insurance Company accounted for 44%, 21%, and 12% of total gross accounts receivable, respectively. Of these amounts, we have collected 58% from United HealthCare Services, Inc., 99% from CVS Pharmacy, Inc., and 100% from Progressive Casualty Insurance Company through August 3, 2017. Of the total June 30, 2017 gross accounts receivable, we have collected 68% as of August 3, 2017. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our borrowings and cash and cash equivalents. Interest on the loan agreement with The PrivateBank and Trust Company is currently based on the floating annual rate equal to 1 month, 2 month or 3 month LIBOR (as selected by the company) plus 4.50%, payable monthly. Since the LIBOR rate varies in accordance with prevailing market conditions, a change in interest rate impacts interest and other borrowing costs and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of common stock in the second quarter of 2017. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. We have not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 1, 2017 – April 30, 2017	108,719	$3.55
May 1, 2017 – May 31, 2017	18,795	$2.65
June 1, 2017 – June 30, 2017	—
Total	127,514	$3.42

(1)	The shares reflected in this column were purchased in order to satisfy tax withholding obligations related to the vesting of restricted stock awards issued pursuant to our 1999 Stock Incentive Plan.

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

10.1

Loan and Security Agreement, dated June 29, 2017, between Mattersight Corporation and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2017).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of David B. Mullen under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and David B. Mullen under Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the quarter ended and six months ended June 30, 2017 and June 30, 2016, (iii) Consolidated Statements of Comprehensive Loss for the quarter ended and six months ended June 30, 2017 and June 30, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2017.

MATTERSIGHT CORPORATION

By	/s/ DAVID B. MULLEN
David B. Mullen
Senior Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ ROSE CAMMARATA
Rose Cammarata
Vice President and Controller
(Duly authorized signatory and
Principal Accounting Officer)