Form 10-Q
period 2017-09-30
Mattersight Corp
filed 2017-11-08
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of October 25, 2017 was 32,731,950.

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

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;
•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;
•	Management of the other risks associated with complex client projects and new service offerings, including execution risk;
•	Cyber-attacks or other privacy or data security incidents, and failure to comply with privacy and data security regulations; and
•	Management of growth and development of, and introduction of, new service offerings.

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

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$7,951	$12,538
Receivables net of allowances of $39 and $311, at September 30, 2017 and December 31, 2016, respectively	7,298	8,508
Prepaid expenses	6,197	4,440
Other current assets	149	296
Total current assets	21,595	25,782
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $23,781 and $19,748, at September 30, 2017 and December 31, 2016, respectively	9,720	9,576
Goodwill	972	972
Intangible assets, net of amortization of $4,214 and $3,820, respectively	3,041	3,201
Other long-term assets (includes $2,975 and $4,210 of restricted cash, at September 30, 2017 and December 31, 2016, respectively)	6,721	6,033
Total assets	$42,049	$45,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$90	$738
Accounts payable	1,970	1,835
Accrued compensation and related costs	3,414	2,302
Unearned revenue	5,071	4,911
Capital leases	2,145	1,982
Other current liabilities	3,275	3,374
Total current liabilities	15,965	15,142
Long-term debt	15,081	20,839
Long-term unearned revenue	706	757
Long-term capital leases	1,559	1,602
Other long-term liabilities	6,754	5,945
Total liabilities	40,065	44,285
7% Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,637,786 and 1,637,948 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, with a liquidation preference of $11,422 and $10,985, at September 30, 2017 and December 31, 2016, respectively	8,353	8,354
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,789,806 and 27,511,361 shares issued at September 30, 2017 and December 31, 2016, respectively; 32,731,950 and 26,622,706 shares outstanding at September 30, 2017 and December 31, 2016, respectively	328	275
Additional paid-in capital	275,398	264,214
Accumulated deficit	(277,876)	(263,062)
Treasury stock, at cost, 57,856 and 888,655 shares at September 30, 2017 and December 31, 2016, respectively	(145)	(4,455)
Accumulated other comprehensive loss	(4,074)	(4,047)
Total stockholders’ equity (deficit)	(6,369)	(7,075)
Total liabilities and stockholders’ equity	$42,049	$45,564

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue:
Subscription revenue	$10,639	$9,574	$30,925	$27,297
Other revenue	705	838	1,936	2,242
Total revenue	11,344	10,412	32,861	29,539
Operating expenses:
Cost of subscription revenue	2,366	2,781	7,576	7,840
Cost of other revenue	753	662	2,295	2,044
Total cost of revenue, exclusive of depreciation and amortization	3,119	3,443	9,871	9,884
Product development	3,288	2,988	10,195	9,588
Sales and marketing	3,070	4,625	9,538	13,452
General and administrative	2,915	2,912	9,325	8,950
Depreciation and amortization	1,603	1,477	4,874	4,295
Total operating expenses	13,995	15,445	43,803	46,169
Operating loss	(2,651)	(5,033)	(10,942)	(16,630)
Non-operating income (expense):
Interest and other borrowing costs	(334)	(860)	(2,353)	(1,291)
Loss on early extinguishment of debt	—	—	(1,834)	—
Change in fair value of warrant liability	(52)	58	308	58
Other non-operating income	13	8	54	31
Total non-operating income (expense)	(373)	(794)	(3,825)	(1,202)
Loss before income taxes	(3,024)	(5,827)	(14,767)	(17,832)
Income tax benefit (provision)	8	(11)	(4)	(27)
Net loss	(3,016)	(5,838)	(14,771)	(17,859)
Dividends related to 7% Series B convertible preferred stock	(146)	(147)	(438)	(440)
Net loss available to common stockholders	$(3,162)	$(5,985)	$(15,209)	$(18,299)
Per share of common stock:
Basic net loss available to common stockholders	$(0.10)	$(0.24)	$(0.51)	$(0.73)
Diluted net loss available to common stockholders	$(0.10)	$(0.24)	$(0.51)	$(0.73)
Shares used to calculate basic net loss per share	31,463	25,244	30,074	25,156
Shares used to calculate diluted net loss per share	31,463	25,244	30,074	25,156
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$39	$112	$276	$298
Product development	164	194	493	863
Sales and marketing	95	482	218	1,415
General and administrative	376	463	1,137	1,718

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net loss	$(3,016)	$(5,838)	$(14,771)	$(17,859)
Other comprehensive loss:
Effect of foreign currency translation	(1)	(10)	(27)	(17)
Comprehensive net loss	$(3,017)	$(5,848)	$(14,798)	$(17,876)

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net loss	$(14,771)	$(17,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,874	4,295
Stock-based compensation	2,124	4,294
Discount accretion and other debt-related costs	1,417	173
Provision for uncollectible accounts	59	25
Change in fair value of warrant liability	(308)	(58)
Changes in assets and liabilities:
Receivables	1,151	(609)
Prepaid expenses	(1,261)	(1,448)
Other current assets	142	(484)
Other long-term assets	(1,718)	969
Accounts payable	(464)	287
Accrued compensation and related costs	1,112	154
Unearned revenue	109	(4,787)
Other current liabilities	1,126	1,471
Other long-term liabilities	765	374
Total adjustments	9,128	4,656
Net cash used in operating activities	(5,643)	(13,203)
Cash Flows from Investing Activities:
Capital expenditures	(2,668)	(2,364)
Investment in intangible assets	(209)	(857)
Net cash used in investing activities	(2,877)	(3,221)
Cash Flows from Financing Activities:
Proceeds from line of credit	19,900	16,246
Repayments of line of credit	(5,000)	(16,246)
Proceeds from term loan and other borrowings	—	28,880
Repayments of term loan and other borrowings	(23,238)	(6,030)
Debt prepayment costs	(692)	(96)
Fees paid for issuance of debt	(206)	(680)
Proceeds from issuance of common stock, net of costs	14,737	—
Cash paid to satisfy tax withholding upon vesting of employee stock awards	(1,060)	(328)
Principal payments on capital lease obligations	(1,894)	(1,727)
Proceeds from employee stock purchase plan	178	223
7% Series B convertible preferred stock dividend	—	(3)
Proceeds from exercise of stock options	—	236
Net cash provided by financing activities	2,725	20,475
Effect of exchange rate changes on cash and cash equivalents	(27)	(17)
(Decrease) increase in total cash	(5,822)	4,034
Cash and cash equivalents	12,538	15,407
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	4,210	—
Total cash, beginning of period	16,748	15,407
Cash and cash equivalents	7,951	14,652
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	2,975	4,789
Total cash, end of period	$10,926	$19,441
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$2,014	$2,213
Capital equipment purchased on credit	2,014	2,213
Issuance of warrant, at fair value	—	924
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,093	$758

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2017 and December 31, 2016 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

On April 1, 2017, the company adopted Accounting Standards Update (ASU) No 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the presentation and classification of cash flows related to specific transactions. Upon adoption, the company updated the statement of cash flow for all periods presented. Certain amounts on the statement of cash flows for the nine months ended September 30, 2016 were reclassified in compliance with this ASU.

On January 1, 2017, the company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change in the total of cash, cash equivalents and restricted cash. Certain amounts on the statement of cash flows for the nine months ended September 30, 2016 were reclassified in compliance with this ASU.

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

Note Two — Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. Part I of the update changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Part II of the update re-characterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Part II does not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The company is currently evaluating the impact of this update on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The company is currently evaluating the impact of this update on its consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). This update sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. The underlying principle of the new standard is that an organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The company is continuing to assess the impact of adopting ASU 2014-09. At this time, the company does not expect a significant change in revenue recognition or operating cash flows when ASU 2014-09 is adopted based on contracts reviewed to date. We expect to complete our review of all contracts by December 31, 2017. The company is still evaluating the accounting for the incremental costs of obtaining and fulfilling a contract. The company is working to put additional processes and internal controls in place to enable and maintain compliance with ASU 2014-09’s disclosure requirements. The company has elected to adopt the modified retrospective transition method.

Note Three — Current Prepaid Expenses

Current prepaid expenses primarily consist of deferred deployment costs, prepaid technology maintenance costs and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts generally one to three years after the go-live date or, in cases where the company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Costs included in current prepaid expenses will be recognized within the next twelve months.

Current prepaid expenses consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Deferred deployment costs	$2.0	$1.7
Prepaid technology maintenance costs	2.0	0.8
Prepaid commissions	1.3	1.2
Other	0.9	0.7
Total	$6.2	$4.4

Note Four — Other Long-Term Assets

Other long-term assets includes the long-term portion of restricted cash, prepaid technology and maintenance support, deferred deployment costs, and prepaid commissions related to Behavioral Analytics.  Restricted cash represents cash used to collateralize certain letters of credit issued to support the company’s equipment leasing activities. These costs are recognized over the terms of the respective contracts, generally one to three years. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months.  Other long-term assets consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Restricted cash	$3.0	$4.2
Prepaid technology and maintenance support	2.1	0.6
Deferred deployment costs	1.2	0.6
Prepaid commissions	0.3	0.5
Other	0.1	0.1
Total	$6.7	$6.0

Note Five — Other Current Liabilities

Other current liabilities consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Accrued vendor payable	$1.8	$1.9
Warrant liability	0.5	0.8
Deferred rent liability	0.5	0.4
Other	0.5	0.3
Total	$3.3	$3.4

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

Note Six — Leases

Capital Leases

Assets under capital leases consist primarily of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $7.7 million and $6.5 million at September 30, 2017 and December 31, 2016, respectively.  Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

As of September 30, 2017, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
Remainder of 2017	$0.6
2018	2.4
2019	1.2
2020	0.2
Total minimum lease payments	$4.4
Less: amount representing interest	(0.7)
Present value of minimum lease payments	$3.7

Note Seven — Debt

On June 29, 2017, the company entered into a loan agreement with CIBC Bank USA f/k/a The PrivateBank and Trust Company (CIBC). The loan agreement provides for a revolving line of credit to the company with a maximum credit limit of $20.0 million, which matures on June 29, 2020 (the credit facility). The credit facility is secured by a security interest in the company’s assets. The company, subject to certain limits and restrictions, may from time to time request the issuance of letters of credit under the loan agreement.

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

On June 29, 2017, the company drew $13.5 million on the revolving line of credit. The proceeds were used to repay the principal balance of $22.5 million under the company’s prior credit facility with Hercules. Upon repayment, the company terminated its loan agreement with Hercules. The loss on the early extinguishment of Hercules debt totaled $1.8 million. It consisted of a prepayment charge of $0.7 million, acceleration of unaccreted debt discount of $0.6 million, and acceleration of unamortized deferred debt costs of $0.5 million. The average outstanding balance on the revolving line of credit during the third quarter of 2017 was $9.8 million. As of September 30, 2017, $14.9 million remains outstanding on the revolving line of credit with the ability to draw an additional $2.5 million. There was also $0.7 million in letters of credit issued by CIBC against the line of credit. During October 2017, the company repaid $5.0 million of principal on the revolving line of credit.

Debt consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
CIBC loan due June 29, 2020, effective borrowing rate of 6.68% at September 30, 2017	$14.9	$—
Hercules loan effective borrowing rate of 14.50% at December 31, 2016	—	22.5
Furniture loan due May 2021, effective borrowing rate of 9.10%	0.1	0.1
Furniture loan due May 2021, effective borrowing rate of 9.55%	0.1	0.1
Furniture loan due July 2019, effective borrowing rate of 13.98%	0.1	0.1
Total debt(1)	$15.2	$22.8

(1)

Total debt of $15.2 million at September 30, 2017, includes the current portion of the furniture loans of $0.1 million. As of December 31, 2016, short-term debt was $0.7 million, consisting of $0.6 million related to the current portion of the secured loan with Hercules and $0.1 million related to the current portion of the furniture loans.

Note Eight — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
7% Series B convertible preferred stock dividends payable	$3.1	$2.6
Deferred rent liability	2.0	2.2
Technology service liability	1.4	—
Deferred income tax liability	0.2	0.3
Intellectual property purchase liability	0.1	0.8
Total	$6.8	$5.9

Note Nine — Litigation and Other Contingencies

The company is a party to various agreements, including all its client contracts, under which it may be obligated to indemnify the other party with respect to certain matters, including, but not limited to, indemnification against third-party claims of (i) infringement of intellectual property rights with respect to services, software, and other deliverables provided by the company, and (ii) failure to comply with various data security and privacy regulations. These obligations may be subject to various limitations on the remedies available to the other party, including, without limitation, limits on the amounts recoverable and the time during which claims may be made, and may be supported by indemnities given to the company by applicable third parties. Payment by the company under these indemnification clauses is generally subject to the other party making a claim that is subject to challenge by the company. Historically, the company has not been obligated to pay any claim for indemnification under its agreements, and management is not aware of future indemnification payments that it would be obligated to make.

Under its by-laws, subject to certain exceptions, the company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The company has separate indemnification agreements with each of its corporate officers and directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification agreements is unlimited; however, the company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the company believes the estimated fair value of these indemnification agreements is minimal. The company had no liabilities recorded for these agreements as of September 30, 2017.

The company’s products may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the company was unable to enforce the terms of its contracts with customers that give it the right to reimbursement for assessed sales taxes, the company could incur tax liabilities in amounts that could be material. The company has considered the changing nature of tax laws, the terms of its customer contracts and its recent audit experience in assessing its exposure to possible and probable sales tax liabilities. Based on its assessment, the company has recorded a sales tax liability of less than $0.1 million at September 30, 2017.

Note Ten — Capital Stock

On February 23, 2017, the company entered into a definitive purchase agreement for the sale of 5,328,187 shares of its common stock to certain investors and certain officers and directors in a private placement. Under the terms of the agreement, the company raised approximately $16.0 million in gross proceeds by selling 5,228,187 shares to certain investors at a price of $3.00 per share and by selling 100,000 shares to certain officers and directors (including certain of their affiliates) at a price of $3.45 per share. The shares represented approximately 20% of the issued and outstanding shares of common stock immediately prior to the issuance. On March 1, 2017, the company received aggregate gross proceeds, net of fees, of $14.9 million. Proceeds are being used for general corporate, working capital, and debt repayment purposes.  Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission of $1.1 million, and was reimbursed for its out-of-pocket expenses. The company’s registration statement on Form S-3 (File No. 333-217290) was filed with the SEC on April 13, 2017 and declared effective by the SEC on April 26, 2017.

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

Note Eleven — Loss Per Share

The following table presents the loss per share calculation for the periods presented:

	Quarter Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(3.0)	$(5.8)	$(14.8)	$(17.9)
Dividends related to 7% Series B convertible preferred stock(1)	(0.2)	(0.2)	(0.4)	(0.4)
Net loss available to common stockholders	$(3.2)	$(6.0)	$(15.2)	$(18.3)
Per share of common stock:
Basic/diluted net loss available to common stockholders	$(0.10)	$(0.24)	$(0.51)	$(0.73)

(In thousands)
Weighted average shares outstanding (basic and diluted)	31,463	25,244	30,074	25,156
Anti-dilutive common stock equivalents(2)	1,449	1,772	1,590	1,691

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to September 30, 2017. Total accrued dividends were $3.1 million as of September 30, 2017. Dividends will continue to accrue until they are declared by the company’s board of directors. The company has not declared any Series B stock dividends in 2017 or 2016.

(2)

In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Twelve — Fair Value Measurements

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

The following table presents financial instruments measured at fair value measured on a recurring basis:

	September 30, 2017
(In millions)	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$0.8	$0.8	$—	$—
Warrant liability	0.5	—	—	0.5

	December 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$12.1	$12.1	$—	$—
Warrant liability	0.8	—	—	0.8

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of September 30, 2017 due to the short-term nature of these instruments.

The company determined the fair value of the liability for the warrant issued to Hercules, considered a Level 3 liability, using the Black-Scholes model. At September 30, 2017, management used a risk free rate of 2.02%, expected volatility of 53%, and an expected term of 5.84 years. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value (See Note 5 – Other Current Liabilities).

The fair value of long-term debt was estimated to be $15.1 million at September 30, 2017.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during the third quarter of 2017. There were no assets or liabilities valued at fair value on a nonrecurring basis during the first nine months of 2017.

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

Performance Highlights

The following table presents our key metrics for the periods presented:

	Quarter Ended
(Dollars in millions)	March 31, 2017	June 30, 2017	September 30, 2017
ACV bookings	$3.5	$2.5	$5.2
Rolling four quarters ACV bookings	$19.0	$17.1	$17.6
Backlog	$14.5	$13.1	$14.6
Gross margin	69%	69%	73%

	Quarter Ended
(Dollars in millions)	March 31, 2016	June 30, 2016	September 30, 2016
ACV bookings	$5.4	$4.4	$4.7
Rolling four quarters ACV bookings	$25.1	$23.7	$21.5
Backlog	$17.9	$23.1	$19.2
Gross margin	68%	65%	67%

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

Results of Operations

	Quarter Ended			Nine Months Ended
(Dollars in millions)	Sept. 30, 2017	Sept. 30, 2016	Change	Sept. 30, 2017	Sept. 30, 2016	Change
Total revenue	$11.3	$10.4	9%	$32.9	$29.5	11%
Total cost of revenue, exclusive of depreciation and amortization	3.1	3.4	(9)%	9.9	9.9	—
Other operating expenses	10.9	12.0	(9)%	33.9	36.3	(6)%
Operating loss	2.7	5.0	(47)%	10.9	16.6	(34)%
Non-operating expenses	0.4	0.8	(53)%	3.8	1.2	218%
Net loss	3.0	5.8	(48)%	14.8	17.9	(17)%

Revenue

Total revenue increased by $0.9 million in the third quarter and by $3.3 million in the first nine months of 2017 compared with the same periods in 2016. Subscription revenue in the third quarter increased by $1.1 million and in the first nine months of 2017 by $3.6 million compared with the same periods in 2016. The increase in the third quarter of 2017 was primarily due to $0.7 million from growth within existing client contracts and $0.8 million from new client contracts, partially offset by a decrease of $0.4 million from terminating contracts. The increase in the first nine months of 2017 was primarily due to $3.5 million from growth within existing client contracts and $1.5 million from new client contracts, partially offset by a decrease of $1.4 million from terminating contracts.

We received a substantial portion of our revenue from a limited number of clients. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Highest Revenue Generating Clients:

	Quarter Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(% of total revenue)	2017	2016	2017	2016
Top 5 Clients	71%	76%	74%	73%
Top 10 Clients	88%	90%	88%	89%

Clients Accounting for 10% or More of Total Revenue:

	Quarter Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(% of total revenue)	2017	2016	2017	2016
United HealthCare Services, Inc.	27%	35%	29%	33%
CVS Caremark Corporation	17%	15%	17%	15%
TriWest Healthcare Alliance Corp	14%	9%	15%	8%
Progressive Casualty Insurance Company	8%	13%	9%	13%

Total Cost of Revenue, Exclusive of Depreciation and Amortization

Total costs of revenue consisted of $2.4 million of subscription revenue costs and $0.8 million of other revenue costs in the third quarter; and $7.6 million of subscription revenue costs and $2.3 million of other revenue costs in the first nine months of 2017. Cost of subscription revenue was $2.4 million, or 22% of subscription revenue, in third quarter, when compared with $2.8 million, or 29% of subscription revenue, in the same period in 2016. The decrease in cost of subscription revenue in the third quarter was primarily due to an increase in deferrals for deployments as well as a decrease in maintenance costs. Cost of subscription revenue was $7.6 million, or 24% of subscription revenue, in the first nine months of 2017, when compared with $7.8 million, or 29% of subscription revenue, in the same period in 2016. The decrease in cost of subscription revenue in the first nine months of 2017 was primarily due to a decrease in maintenance costs, partially offset by incremental personnel costs.

Other Operating Expenses

Other operating expenses include product development, sales and marketing, general and administrative, and depreciation and amortization.

	Quarter Ended			Nine Months Ended
(Dollars in millions)	Sept. 30, 2017	Sept. 30, 2016	Change	Sept. 30, 2017	Sept. 30, 2016	Change
Product development	$3.3	$3.0	10%	$10.2	$9.6	6%
Sales and marketing	3.1	4.6	(34)%	9.5	13.4	(29)%
General and administrative	2.9	2.9	—	9.3	9.0	4%
Depreciation and amortization	1.6	1.5	9%	4.9	4.3	14%
Other Operating expenses	10.9	12.0	(9)%	33.9	36.3	(6)%

Other operating expenses decreased due to decreases in sales and marketing expenses, partially offset by increases in product development, general and administrative, and depreciation and amortization expense.

Product development expenses increased in the third quarter and in the first nine months of 2017 compared with the same periods in 2016 as a result of higher hardware and software maintenance costs associated with increased investments in technology for customer deployments.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses decreased by $1.6 million in the third quarter and by $3.9 million in the first nine months of 2017 compared with the same periods in 2016. The decreases are primarily due to a reduction in headcount.

General and administrative expenses increased in the first nine months of 2017 compared with the same period in 2016. The increase in expense is due to relocation expenses associated with the new Austin office location.

Depreciation and amortization increased by $0.1 million in the third quarter and by $0.6 million in the first nine months of 2017 compared with the same periods in 2016. The increase is primarily as a result of increased investments in technology equipment for customer deployments.

Non-Operating Expenses

Non-operating expenses consist primarily of interest and other borrowing costs, loss on early extinguishment of debt, changes in the fair value of the warrant liability and other non-operating income. Non-operating expenses decreased by $0.4 million in the third quarter and increased by $2.6 million in the first nine months of 2017 compared with the same periods in 2016.

Interest and other borrowing costs decreased by $0.5 million in the third quarter and increased by $1.1 million in the first nine months of 2017 compared with the same periods in 2016. The decrease in the third quarter of 2017 is a result of the termination of the Hercules debt at the end of the second quarter of 2017, lower debt subsequent to that termination and more favorable  financing terms on the new revolving debt agreement with CIBC Bank USA f/k/a The PrivateBank and Trust Company (CIBC). The increase in the first nine months of 2017 is a result of the interest expense on the Hercules debt for six months and on the CIBC debt for three months.

The loss on the early extinguishment of Hercules debt totaled $1.8 million at June 29, 2017. It consisted of a prepayment charge of $0.7 million, acceleration of unaccreted debt discount of $0.6 million, and acceleration of unamortized deferred debt costs of $0.5 million.

Income Tax Provision

Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets. As of September 30, 2017 and 2016, total net deferred tax assets of approximately $89.0 million and $82.0 million, respectively, were fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal cash requirements are to fund working capital needs, investments in Behavioral Analytics technology and infrastructure, and other revenue-generating and growth investments. Cash and cash equivalents were $8.0 million and $12.5 million at September 30, 2017 and December 31, 2016, respectively.

Net cash used in operating activities decreased by $7.6 million in the first nine months of 2017 when compared with the same period in 2016. This was largely attributable to growth in customer base and a decrease in operating expenses in 2017. The growth in customer base resulted in an additional $3.6 million in earned revenue. Cash provided by collections on accounts receivable improved by $1.8 million and unearned revenue increased by $4.9 million when compared with the first nine months of 2016. Lower headcount in the sales and marketing department contributed to the decreased net loss and net cash used in operating activities. Cash used in investing activities decreased by $0.3 million in the first nine months of 2017 when compared with the same period in 2016 due to lower patent activity. Net cash provided by financing activities decreased by $17.8 million in the first nine months of 2017 when compared with the same period in 2016, primarily as a result of $23.8 million of cash used to repay in full the principal balance and accrued and unpaid interest outstanding under the term loan with Hercules, partially offset by net $14.9 million of proceeds drawn on our credit line with CIBC (see Credit Facility below) and $14.7 million, net of fees received from the sale of 5,328,187 shares of common stock pursuant to a private placement of common stock.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our 7% Series B convertible preferred stock (Series B stock) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through September 30, 2017 (the aggregate amount of these dividends was approximately $3.1 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and may not exceed $0.2 million in the aggregate in any calendar year, as per our loan agreement with CIBC. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of September 30, 2017, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). We anticipate that our current unrestricted cash resources, together with operating revenue, capital lease financing, and borrowing capacity, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

Credit Facility

On June 29, 2017, we entered into the loan agreement with CIBC. The loan agreement provides for a revolving line of credit to us with a maximum credit limit of $20.0 million, which matures on June 29, 2020 (the credit facility). The credit facility is secured by a security interest in the company’s assets. We, subject to certain limits and restrictions, may from time to time request the issuance of letters of credit under the loan agreement.

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

Prior to entering into the loan agreement with CIBC, we were party to a loan agreement with Hercules. On June 29, 2017, we drew $13.5 million on the credit facility to repay the principal balance of $22.5 million, $0.7 million of prepayment charges, and $0.6 million of accrued and unpaid interest under our prior credit facility with Hercules. Upon effectiveness of the loan agreement and repayment of the Hercules credit facility, we terminated our loan agreement with Hercules.

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our ongoing equipment requirements. Capital lease obligations were $3.7 million as of September 30, 2017 and $3.6 million as of December 31, 2016. We expect to incur new capital lease obligations of approximately $3.0 million for 2017 as we continue to expand our investment in the infrastructure for Behavioral Analytics. Certain leases are collateralized by $3.4 million in letters of credit secured by $3.0 million of restricted cash.

Accounts Receivable Customer Concentration

As of September 30, 2017, two clients, CVS Caremark Corporation and United HealthCare Services, Inc., accounted for 45% and 30% of total gross accounts receivable, respectively. Of these amounts, we have collected 73% from CVS Caremark Corporation and 52% from United HealthCare Services, Inc., through October 31, 2017. Of the total September 30, 2017 gross accounts receivable, we have collected 52% as of October 31, 2017. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our borrowings and cash and cash equivalents. Interest on the loan agreement with CIBC is currently based on the floating annual rate equal to 1 month, 2 month or 3 month LIBOR (as selected by the company) plus 4.50%, payable monthly. Since the LIBOR rate varies in accordance with prevailing market conditions, a change in interest rate impacts interest and other borrowing costs and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of common stock in the third quarter of 2017. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. We have not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1, 2017 – July 31, 2017	753	$2.90
August 1, 2017 – August 31, 2017	35,974	$2.35
September 1, 2017 – September 30, 2017	—
Total	36,727	$2.36

(1)	The shares reflected in this column were purchased in order to satisfy tax withholding obligations related to the vesting of restricted stock awards issued pursuant to our 1999 Stock Incentive Plan.

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

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the quarter ended and nine months ended September 30, 2017 and September 30, 2016, (iii) Consolidated Statements of Comprehensive Loss for the quarter ended and nine months ended September 30, 2017 and September 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2017.

MATTERSIGHT CORPORATION

By	/s/ DAVID B. MULLEN
David B. Mullen
Senior Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ ROSE CAMMARATA
Rose Cammarata
Vice President and Controller
(Duly authorized signatory and
Principal Accounting Officer)