Form 10-K
period 2017-12-31
Mattersight Corp
filed 2018-03-12
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price per share of registrant’s Common Stock on June 30, 2017, as reported by The NASDAQ Stock Market LLC, is approximately $59,458,238.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2018 was 33,218,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mattersight’s Proxy Statement for its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of Mattersight’s fiscal year, are incorporated herein by reference into Part III where indicated; provided, that if such Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the fiscal year end covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K shall be filed no later than the end of such 120-day period.

TABLE OF CONTENTS

PART I

PART I

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A reader can identify these forward-looking statements, because they are not limited to historical fact or they use words such as “scheduled,” “will,” “anticipate,” “project,” “estimate,” “forecast,” “goal,” “objective,” “committed,” “intend,” “continue,” “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” or “will likely result,” and other similar expressions, and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involving risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under Risk Factors included in Part I Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2017, including the following:

•

Uncertainties associated with the attraction of, and the ability to execute contracts with, new clients, the continuation of existing, and execution of new, engagements with existing clients, the conversion of free pilots to paid subscription contracts, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;
•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;
•	Management of the other risks associated with complex client projects and new service offerings, including execution risk;
•	Cyber-attacks or other privacy or data security incidents, and failure to comply with privacy and data security regulations and
•	Management of growth and development of, and introduction of, new service offerings.

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

Patents

As of December 31, 2017, we held forty-five U.S. patents and one European patent and have applied for over twenty patents. These patents cover a broad range of our analytics capabilities, including methods for analyzing language to assess customer personality, routing customers based on personality in real time, optimizing routing to improve agent performance, and analyzing data to improve employee performance. Our issued patents will expire between 2025 and 2036.

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

Seasonality

We typically experience modest increases in revenue and earnings from our healthcare clients during the fourth quarter due to annual healthcare enrollment periods and increased claims processing at year-end.  We also see increases in revenue from our retail clients due to the peak shopping season during the fourth quarter. Any other seasonal impact to our revenue and earnings is limited, as a significant portion of our revenue is earned through our Behavioral Analytics subscription services, which is of a recurring nature.

Clients

Highest Revenue Generating Clients:

	(Percentage of Total Revenue)
	2017	2016	2015
Top 5 Clients	71%	73%	73%
Top 10 Clients	86%	87%	89%

Clients Accounting for 10% or More of Total Revenue:

	(Percentage of Total Revenue)
	2017	2016	2015
United HealthCare Services, Inc.	28%	33%	31%
CVS Caremark Corporation	16%	15%	13%
TriWest Healthcare Alliance Corp	14%	9%	2%
Progressive Casualty Insurance Company	8%	11%	15%

Clients Accounting for $1 Million or More of Total Revenue:

Year	Clients
2017	11
2016	10
2015	9

See Note Two—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Competition

Although we believe the manner in which we provide Behavioral Analytics, and our benefits, to be unique, we nonetheless operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services that may be viewed as similar to ours. These competitive organizations include data analytics solutions providers, voice recording and voice analytic services providers and software licensors, call routing solution providers, and strategic consulting firms.  We believe few competitors offer the full range and depth of services that we can provide, but they may compete with us on individual factors such as expertise, price, or capacity.

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

Employees

As of December 31, 2017, we employed 281 persons, none of whom is represented by a union. We consider our employee relations to be good.

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

We have not realized an operating profit in eighteen years and there is no guarantee that we will realize an operating profit in the foreseeable future.

As of December 31, 2017, we had an accumulated deficit of $279.4 million. We expect to continue to use cash and incur operating expenses to support our growth, including costs associated with recruiting, training, and managing our sales force, costs to develop and acquire new technology, and promotional costs associated with reaching new clients. These investments, which typically are made in advance of revenue, may not yield an offsetting increase in revenue. As a result of these factors, our future revenue and income potential is uncertain. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our product development efforts, diversify our product offerings, or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our total revenue from a limited number of clients. See Clients in Part I Item 1 and 2017 Compared to 2016 included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of this Annual Report on Form 10-K for more information on the portion of our total revenue derived from these clients. To the extent that any significant client uses less of our services or terminates its relationship with us, as may occur as clients respond to conditions affecting their own businesses, our total revenue could decline substantially and that could significantly harm our business. United HealthCare Services, Inc., our largest customer in 2017, has expressed an intent to use less of our services in 2018, which could have a material impact on revenue. In addition, because a high percentage of our revenue is dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash, which in turn may cause fluctuation in our Days Sales Outstanding.

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

A breach of security, disruption or failure of our information technology systems or those of our third-party service providers, including any perceived vulnerability therein could adversely impact our business, financial condition and results of operations.

We may be affected by software viruses or similar technology in the future, which could compromise our operations. Further, our information technology systems or the third-party systems that we interface with may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information, or the confidential information of our clients, harm to our products or interruptions of our services. Any compromise of our security, whether as a result of our own information technology systems or third-party systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our products and services, and in the case of breaches to the confidential or personally-identifiable data of the customers of our clients significant liability.

The unauthorized disclosure of the confidential customer data that we maintain could result in a significant loss of business and subject us to substantial liability.

In providing Behavioral Analytics, we record and analyze telephone calls and other interactions between our clients’ call center and back office agents and their customers. These interactions may contain numerous references to highly sensitive confidential or personally-identifiable data of the customers of our clients, and many of our clients are required to comply with federal, state, and foreign laws concerning privacy and security, such as the Health Insurance Portability and Accountability Act of 1996 and the Gramm-Leach-Bliley Act of 1999. In addition, we have made certain contractual commitments to our clients regarding this confidential data.

In light of the highly-confidential information that we record and maintain, our clients require that we agree not to limit our liability in the event of a security breach resulting in the loss of, or unauthorized access to, personally-identifiable or other confidential data. As a result, the disclosure or loss of such data could result in the considerable diminution of our business and prospects and could subject us to substantial liability. While we have extensive security measures in place, they may be breached through third-party action, including by intentional misconduct of computer hackers, employee error or malfeasance, or otherwise and result in unauthorized access to our systems, data, proprietary information or intellectual property, or customer data.

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

We believe that our success depends substantially on our ability to attract, train, motivate, and retain highly skilled management, strategic, technical, product development, data analysis, and other key professional employees. Our business straddles the information-technology and data analytics services industries, which are people-intensive and face shortages of qualified personnel, especially those with specialized skills or experience. We compete with other companies to recruit and hire from this limited pool, particularly in Austin, Texas, the location of our product development team, and in Chicago, Illinois, the location of our data science and analytics teams.

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

In the event, for any reason, we need to raise additional funds in the future, through public or private debt or equity financings, such funds may not be available or may not be available on terms favorable to us. Additionally, the terms of the loan agreement we entered into with CIBC Bank USA f/k/a The PrivateBank and Trust Company (CIBC) on June 29, 2017 (the Loan Agreement) limits our ability to enter into a public or private debt financing. The failure by us to obtain such financing, if needed, may have a material adverse effect upon our business, financial condition, results of operations, and prospects.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. In addition, the terms of our Loan Agreement with CIBC, and any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

Our principal physical properties employed in our business consist of our leased office facilities in Chicago, Illinois; Edina, Minnesota; and Austin, Texas. Our executive offices are located at 200 West Madison Street, Suite 3100, Chicago, Illinois 60606. The initial lease term for this property, which became effective on June 1, 2015, terminates on July 31, 2022. This lease includes one five-year renewal option. The lease term for Edina, Minnesota, which became effective on June 1, 2011, was renewed until August 31, 2024. We ended the lease at one of our facilities in Austin, Texas on May 1, 2017 and entered into a lease at a new location in Austin, which became effective on April 1, 2016 and terminates on August 31, 2023.

Our total employable space is approximately 48,000 square feet. We do not own any real estate. We believe that our leased facilities are appropriate for our current business requirements.

Item 3.	Legal Proceedings.

From time to time, we have been subject to legal claims arising in connection with our business and the results of these claims, when they arise, cannot be predicted with certainty. There are no asserted claims against us that, in the opinion of management, if adversely decided, would have a material effect on our business, financial position, results of operations, or prospects.

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

	High	Low
2017
Fourth Quarter	$2.90	$2.40
Third Quarter	3.00	2.10
Second Quarter	3.70	2.35
First Quarter	4.05	3.30
2016
Fourth Quarter	$4.40	$3.00
Third Quarter	4.65	3.50
Second Quarter	4.38	3.23
First Quarter	6.70	3.85

There were approximately 105 holders of record of Common Stock as of March 2, 2018. The last reported sale price of Common Stock on the NASDAQ Global Market on March 2, 2018 was $2.30.

See Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters included in Part III Item 12 of this Annual Report on Form 10-K for more information about securities authorized for issuance under our various compensation plans.

Sale of Unregistered Securities

On February 23, 2017, we entered into a definitive purchase agreement for the sale of 5,328,187 shares of our common stock to certain investors and certain officers and directors in a private placement. Under the terms of the agreement, we raised approximately $16.0 million in gross proceeds by selling 5,228,187 shares to certain investors at a price of $3.00 per share and by selling 100,000 shares to certain officers and directors (including certain of their affiliates) at a price of $3.45 per share. The shares represented approximately 20% of the issued and outstanding shares of common stock immediately prior to the issuance. On March 1, 2017, we received aggregate gross proceeds, net of fees, of $14.8 million. Proceeds are being used for general corporate, working capital, and debt repayment purposes. Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission of $1.1 million, and was reimbursed for its out-of-pocket expenses. The company’s registration statement on Form S-3 (File No. 333-217290) was filed with the SEC on April 13, 2017 and declared effective by the SEC on April 26, 2017.

The Shares were offered and will be sold to the purchasers under the purchase agreement in transactions exempt from registration under the Securities Act or state securities laws, in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the purchasers represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and is acquiring its shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The shares were offered without any general solicitation by us or our representatives.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Common Stock with the cumulative total return of (i) a peer group of other publicly-traded information-technology consulting companies selected by us (the Peer Group Index), and (ii) the NASDAQ Global Market Index. Cumulative total stockholder return is based on the period from January 1, 2013 through December 31, 2017. The comparison assumes that $100 was invested on January 1, 2013 in each of Mattersight Common Stock, the Peer Group Index, and the NASDAQ Global Market Index, and that any and all dividends were reinvested.

Comparative Cumulative Total Return for Mattersight Corporation,

Peer Group Index, and NASDAQ Global Market Index

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Mattersight Common Stock	$100.00	$96.38	$125.75	$131.99	$74.45	$51.31
Peer Group Index(1)	100.00	132.06	172.27	155.74	166.24	213.91
NASDAQ Global Market Index	100.00	141.63	162.09	173.33	187.19	242.29

(1)	The Peer Group Index consists of Verint Systems, Inc. and Nice Systems Limited.

Repurchase of Equity Securities

The following table provides information relating to our repurchase of shares of our Common Stock in the fourth quarter of 2017. These repurchases reflect shares withheld upon vesting of restricted stock to satisfy tax-withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2017 – October 31, 2017	—	$—
November 1, 2017 – November 30, 2017	41,895	$2.70
December 1, 2017 – December 31, 2017	1,572	$2.60
Total	43,467	$2.70

Dividends

Historically, we have not paid cash dividends on our Common Stock, and we do not expect to do so in the future. Under the terms of our certificate of designations, our 7% Series B Convertible Preferred Stock (the Series B Stock) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per annum. Total accrued dividends for the periods July 1, 2012 through December 31, 2017 are $3.2 million, which will continue to be accrued until they are declared by the board of directors. Payment of future dividends on the Series B Stock will be determined by our board of directors based on our outlook and macroeconomic conditions.

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

	(In thousands, except per share data)(1)
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Total revenue	$46,510	$42,097	$39,912	$30,319	$34,494
Loss from continuing operations	$(16,320)	$(20,977)	$(15,681)	$(14,232)	$(11,172)
Net loss available to common stockholders	$(16,904)	$(21,563)	$(16,269)	$(14,821)	$(11,761)
Basic loss from continuing operations per share	$(0.56)	$(0.86)	$(0.70)	$(0.74)	$(0.70)
Total assets	$39,935	$45,564	$40,402	$32,078	$30,749
Long-term debt	$17,056	$20,839	$—	$—	$—
Series B Stock	$8,353	$8,354	$8,388	$8,406	$8,411
Capital leases	$3,157	$3,584	$3,433	$2,813	$2,832

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

Performance Highlights

The following table presents our performance on key metrics for the periods presented:

	2017
	(In millions, except percentage data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
ACV bookings	3.5	2.5	5.2	2.8	14.0
Rolling four quarters ACV bookings	19.0	17.1	17.6	14.0	14.0
Backlog	14.5	13.1	14.6	8.9	8.9
Gross Margin	69%	69%	73%	73%	71%

	2016
	(In millions, except percentage data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
ACV bookings	5.4	4.4	4.7	6.4	20.9
Rolling 4 quarters ACV bookings	25.1	23.7	21.5	20.9	20.9
Backlog	17.9	23.1	19.2	12.6	12.6
Gross Margin	68%	65%	67%	69%	67%

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

The fiscal year-end dates referenced herein for 2017, 2016, and 2015, are December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

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

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, we classified certain warrants to purchase Common Stock that do not meet the requirements for classification as equity, as liabilities. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. See Note Eighteen — Fair Value Measurements of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining fair value of stock-based awards at the grant date requires certain assumptions. We use historical information as the basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is concluded that this is the case for the reporting unit, we perform a detailed quantitative assessment.  First the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then an impairment loss equal to the difference between the carrying and fair value will be recorded. We currently operate in a single business segment or reporting unit.

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

Results of Operations

	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2017	2016	Change	2016	2015	Change
Total revenue	$46.5	$42.1	10%	$42.1	$39.9	6%
Total cost of revenue, exclusive of depreciation and amortization	13.6	13.8	(2)%	13.8	10.7	29%
Gross margin	33.0	28.3	16%	28.3	29.2	(3)%
Other operating expenses	45.2	47.1	(4)%	47.1	44.3	6%
Operating loss	12.2	18.8	(35)%	18.8	15.1	25%
Non-operating expenses	4.2	2.1	98%	2.1	0.6	260%
Net loss	16.3	21.0	(22)%	21.0	15.7	34%

Revenue

2017 Compared with 2016

Total revenue increased by $4.4 million, or 10%, when compared with 2016. The increase consisted of a $5.0 million increase in subscription revenue offset by a $0.6 million decrease in other revenue. Subscription revenue increased primarily due to $5.5 million from growth within existing client contracts and $1.0 million from new client contracts, partially offset by a decrease of $1.5 million from terminating contracts. Other revenue decreased primarily due to reduced recognition of deployment fees. Deployment fees are deferred and recognized over the contract’s subscription period beginning on the go-live date. If a contract terminates early, remaining deferred deployment revenue is recognized upon termination.

Highest Revenue Generating Clients:

	(Percentage of Total Revenue)
	2017	2016
Top 5 Clients	71%	73%
Top 10 Clients	86%	87%

Clients Accounting for 10% or More of Total Revenue:

	(Percentage of Total Revenue)
	2017	2016
United HealthCare Services, Inc.	28%	33%
CVS Caremark Corporation	16%	15%
TriWest Healthcare Alliance Corp	14%	9%
Progressive Casualty Insurance Company	8%	11%

A substantial portion of our revenue comes from a limited number of clients. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services. United HealthCare Services, Inc., our largest customer in 2017, has expressed an intent to use less of our services in 2018, which could have a material impact on revenue.

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

Highest Revenue Generating Clients:

	(Percentage of Total Revenue)
	2016	2015
Top 5 Clients	73%	73%
Top 10 Clients	87%	89%

Clients Accounting for 10% or More of Total Revenue:

	(Percentage of Total Revenue)
	2016	2015
United HealthCare Services, Inc.	33%	31%
CVS Caremark Corporation	15%	13%
Progressive Casualty Insurance Company	11%	15%

Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services.

Total Cost of Revenue, Exclusive of Depreciation and Amortization

2017 Compared with 2016

Total costs of revenue consisted of $10.2 million of subscription revenue costs and $3.4 million of other revenue costs. Cost of subscription revenue was $10.2 million, or 23% of subscription revenue, in 2017, when compared with $10.4 million, or 27% of subscription revenue, in 2016. The $0.2 million decrease in cost was primarily due to a decrease in maintenance costs, partially offset by incremental personnel costs.

2016 Compared with 2015

Total costs of revenue consisted of $10.4 million of subscription revenue costs and $3.4 million of other revenue costs. Cost of subscription revenue was $10.4 million, or 27% of subscription revenue, in 2016, when compared with $8.1 million, or 22% of subscription revenue, in 2015. The $2.3 million increase in cost was primarily due to incremental personnel costs.

Other Operating Expenses

2017 Compared with 2016

Other operating expenses include product development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses decreased in 2017 when compared with 2016 primarily as a result of a $3.5 million decrease in sales and marketing expenses, partially offset by a $0.8 million increase in product development expenses and a $0.4 million increase in depreciation and amortization.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses decreased $3.5 million in 2017 when compared with 2016. The decrease was primarily due to one-time severance costs incurred in 2016, as well as decreased compensation costs related to a reduction in headcount.

Product development expenses increased $0.8 million in 2017 when compared with 2016 due to increased technology expenses, partially offset by decreased third-party product development costs.

Depreciation and amortization increased $0.4 million in 2017 when compared with 2016. The rise in expense resulted primarily from increased investments in technology, as well as the build out of our new Austin office in the first half of 2017.

2016 Compared with 2015

Other operating expenses include product development, sales and marketing, general and administrative, and depreciation and amortization. Other operating expenses increased in 2016 when compared with 2015 primarily as a result of a $3.1 million increase in sales and marketing expenses, and a $1.0 million increase in depreciation and amortization, partially offset by a $1.4 million decrease in product development expenses.

Sales and marketing expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for business development, account management, and marketing. Sales and marketing expenses increased $3.1 million in 2016 when compared with 2015. The increase was primarily due to one-time severance costs, as well as increased compensation costs related to the expansion of our sales and marketing teams.

Depreciation and amortization increased $1.0 million in 2016 when compared with 2015. The rise in expense resulted primarily from increased investments in technology, as well as the build out of our new Chicago office in late 2015.

Product development expenses decreased $1.4 million in 2016 when compared with 2015, primarily due to decreased compensation costs.

Non-Operating Expenses

2017 Compared with 2016

Non-operating expenses consist primarily of interest and other borrowing costs, loss on early extinguishment of debt, changes in the fair value of the warrant liability and other non-operating income. Non-operating expenses increased by $2.1 million in 2017 when compared with 2016.

Interest and other borrowing costs increased by $0.5 million in 2017 when compared with 2016. The increase is a result of interest on Hercules debt that was outstanding for the first half of 2017 and interest on the CIBC Bank USA f/k/a The PrivateBank and Trust Company (CIBC) line of credit draws outstanding for the remainder of the year.

The loss on the early extinguishment of Hercules debt totaled $1.8 million at June 29, 2017. It consisted of a prepayment charge of $0.7 million, acceleration of unaccreted debt discount of $0.6 million, and acceleration of unamortized deferred debt costs of $0.5 million.

Concurrent with issuance of the Hercules debt, the company issued a warrant that gives Hercules the right to purchase 357,142 shares of common stock at $3.50 per share. The warrant expires August 1, 2023. The warrant is accounted for as a liability and carried at fair market value using the Black-Scholes model. The change in fair value of the warrant liability increased $0.2 million in 2017 when compared with 2016 due to fluctuations in our stock price.

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

2017 Compared with 2016

The income tax benefit was $0.1 million in 2017 and the income tax provision was $0.1 million in 2016. As of December 31, 2017 and 2016, total net deferred tax assets of approximately $58.1 million and $83.8 million, respectively, were fully offset by a valuation allowance.

2016 Compared with 2015

The income tax provision was $0.1 million and less than $0.1 million in 2016 and 2015, respectively. As of December 31, 2016 and 2015, total net deferred tax assets of approximately $83.8 million and $75.8 million, respectively, were fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal capital requirements are to fund working capital needs, capital expenditures for Behavioral Analytics and infrastructure requirements, and other revenue generation and growth investments. Our principal capital resources consisted of cash and cash equivalents of $9.0 million and $12.5 million at December 31, 2017 and December 31, 2016, respectively.

Net cash used in operating activities decreased by $8.0 million in 2017 when compared with 2016. The $4.7 million decrease in net loss, largely attributable to growth in customer base and a decrease in operating expenses in 2017, contributed to this decrease in net cash used in operating activities. Cash provided by collections on accounts receivable improved by $5.8 million and from unearned revenue increased by $0.5 million when compared with 2016. Cash used in investing activities decreased by $0.8 million in 2017 when compared with 2016 due to fewer fixed asset purchases. Net cash provided by financing activities decreased by $15.2 million in 2017 when compared with 2016, primarily as a result of $23.8 million of cash used to repay in full the principal balance and accrued and unpaid interest outstanding under the term loan with Hercules, partially offset by net $16.9 million of proceeds drawn on our credit line with CIBC (see Credit Facility below) and $14.8 million, net of fees received from the sale of 5,328,187 shares of common stock pursuant to a private placement of common stock.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our Series B stock accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. Our board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through December 31, 2017 (the aggregate amount of these dividends was approximately $3.2 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and may not exceed $0.2 million in the aggregate in any calendar year, as per our loan agreement with CIBC. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of December 31, 2017, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). Our balance of cash and cash equivalents was $9.0 million as of December 31, 2017. Restricted cash of $2.7 million was used as collateral for letters of credit issued to support our equipment leasing activities.

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

The loan agreement imposes various restrictions on us, including usual and customary limitations on our ability to incur debt and to grant liens upon our assets, increasing restrictions based on thresholds, prohibits certain consolidations, mergers, and sales and transfers of assets by us and requires us to comply with a trailing twelve months of total revenue and quarterly EBITDA (as adjusted in accordance with the loan agreement) targets. The loan agreement includes usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the loan agreement may be accelerated and/or the lender’s commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the loan agreement will automatically become immediately due and payable, and the lender’s commitments will automatically terminate.

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

See Note Eleven—Debt of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Accounts Receivable Customer Concentration

As of December 31, 2017, three clients, United HealthCare Services, Inc., CVS Caremark Corporation and Progressive Casualty Insurance Company accounted for 29%, 13% and 13% of total gross accounts receivable, respectively. Of these amounts, we have collected 100% from United HealthCare Services, Inc., 100% from CVS Pharmacy, Inc., and 100% from Progressive Casualty Insurance Company through March 7, 2018. Of the total December 31, 2017 gross accounts receivable, we have collected 87% as of March 7, 2018. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our ongoing equipment requirements. Capital lease obligations were $3.2 million as of December 31, 2017 and $3.6 million as of December 31, 2016. We expect to incur new capital lease obligations of approximately $1.9 million for 2018 as we continue to expand our investment in the infrastructure for Behavioral Analytics.

Contractual Obligations

Cash will be required for operating leases and non-cancellable purchase obligations, as well as various commitments reflected as liabilities on our balance sheet as of December 31, 2017. These commitments are as follows:

(In millions) Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving line of credit	$16.9	$—	$16.9	$—	$—
Debt	0.3	0.1	0.2	—	—
Operating leases	4.2	0.9	2.0	0.8	0.5
Capital leases	3.5	2.2	1.3	—	—
Purchase obligations	4.9	3.6	1.3	—	—
Total	$29.8	$6.8	$21.7	$0.8	$0.5

Leases

The amounts set forth in the chart above reflect future principal, interest, and executory costs of the leases entered into by us for technology and office equipment, as well as office and data center space. Liabilities for the principal portion of the capital lease obligations are reflected on our balance sheet as of December 31, 2017 and December 31, 2016.

Purchase Obligations

Purchase obligations under long-term non-cancellable commitments are recorded at net present value in our balance sheet.

Letters of Credit

There were $3.4 million of standby letters of credit issued as collateral for capital and operating leases as of December 31, 2017. Certain letters of credit are secured by $2.7 million of restricted cash.

Off-Balance Sheet Arrangements

During 2017 and 2016, we did not have any relationships with unconsolidated financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our revolving line of credit and other borrowings, capital leases, and cash and cash equivalents. Interest on the line of credit with CIBC is currently based on a 1 month, 2 month or 3 month LIBOR rate (as selected by the company) plus 4.50%. A change in interest rate impacts the interest and other borrowing costs and cash flows.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattersight Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Mattersight Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Chicago, Illinois
March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattersight Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Mattersight Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 12, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 12, 2018

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS:
Current Assets:
Cash and cash equivalents	$9,044	$12,538
Receivables net of allowances of $41 and $311, at December 31, 2017 and December 31, 2016, respectively	6,565	8,508
Prepaid expenses	5,805	4,440
Other current assets	65	296
Total current assets	21,479	25,782
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $24,955 and $19,748, at December 31, 2017 and December 31, 2016, respectively	8,572	9,576
Goodwill	972	972
Intangibles assets, net of amortization of $4,357 and $3,820, respectively	2,952	3,201
Other long-term assets (includes $2,675 and $4,210 in restricted cash at December 31, 2017 and December 31, 2016, respectively)	5,960	6,033
Total assets	$39,935	$45,564
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$93	$738
Accounts payable	1,474	1,835
Accrued compensation and related costs	3,312	2,302
Unearned revenue	3,032	4,911
Capital leases	1,967	1,982
Other current liabilities	3,399	3,374
Total current liabilities	13,277	15,142
Long-term debt	17,056	20,839
Long-term unearned revenue	914	757
Long-term capital leases	1,190	1,602
Other long-term liabilities	6,475	5,945
Total liabilities	38,912	44,285
Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,637,786 and 1,637,948 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively, with a liquidation preference of $11,568 and $10,985 at December 31, 2017 and December 31, 2016, respectively	8,353	8,354
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,083,180 and 27,511,361 shares issued at December 31, 2017 and December 31, 2016, respectively; and 33,039,713 and 26,622,706 outstanding at December 31, 2017 and December 31, 2016, respectively	331	275
Additional paid-in capital	275,963	264,214
Accumulated deficit	(279,425)	(263,062)
Treasury stock, at cost, 43,467 and 888,655 shares at December 31, 2017 and December 31, 2016, respectively	(117)	(4,455)
Accumulated other comprehensive loss	(4,082)	(4,047)
Total stockholders’ (deficit) equity	(7,330)	(7,075)
Total liabilities and stockholders’ equity	$39,935	$45,564

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription revenue	$43,712	$38,720	$36,091
Other revenue	2,798	3,377	3,821
Total revenue	46,510	42,097	39,912
Operating expenses:
Cost of subscription revenue	10,159	10,365	8,072
Cost of other revenue	3,394	3,423	2,604
Total cost of revenue, exclusive of depreciation and amortization	13,553	13,788	10,676
Product development	13,295	12,502	13,891
Sales and marketing	13,389	16,848	13,754
General and administrative	12,166	11,827	11,705
Depreciation and amortization	6,347	5,946	4,942
Total operating expenses	58,750	60,911	54,968
Operating loss	(12,240)	(18,814)	(15,056)
Non-operating income (expense):
Interest and other borrowing costs	(2,785)	(2,319)	(600)
Loss on early extinguishment of debt	(1,834)	—	—
Change in fair value of warrant liability	377	167	3
Other non-operating income	56	39	10
Total non-operating expense	(4,186)	(2,113)	(587)
Loss before income taxes	(16,426)	(20,927)	(15,643)
Income tax benefit (provision)	106	(50)	(38)
Net loss	(16,320)	(20,977)	(15,681)
Dividends related to 7% Series B convertible preferred stock	(584)	(586)	(588)
Net loss available to common stockholders	$(16,904)	$(21,563)	$(16,269)
Per share of common stock:
Basic net loss available to common stock holders	$(0.56)	$(0.86)	$(0.70)
Diluted net loss available to common stock holders	$(0.56)	$(0.86)	$(0.70)
Shares used to calculate basic net loss per share	30,451	25,209	23,264
Shares used to calculate diluted net loss per share	30,451	25,209	23,264
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$353	$371	$255
Product development	667	1,134	1,075
Sales and marketing	348	1,697	1,330
General and administrative	1,559	2,122	2,742

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(16,320)	$(20,977)	$(15,681)
Other comprehensive loss:
Effect of currency translation	(35)	(20)	(1)
Comprehensive net loss	$(16,355)	$(20,997)	$(15,682)

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(16,320)	$(20,977)	$(15,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,347	5,946	4,942
Stock-based compensation	2,927	5,324	5,402
Discount accretion and other debt-related costs	1,417	436	—
Provision for uncollectible amounts	59	287	—
Change in fair value of warrant liability	(377)	(167)	(3)
Changes in assets and liabilities:
Receivables	1,884	(3,932)	(1,403)
Prepaid expenses	(1,089)	71	(623)
Other current assets	231	(62)	(118)
Other long-term assets	(1,257)	595	1,028
Accounts payable	(559)	375	(29)
Accrued compensation and related costs	1,010	(459)	520
Unearned revenue	(1,722)	(2,307)	(2,416)
Other current liabilities	1,292	722	(1,675)
Other long-term liabilities	633	582	3,667
Total adjustments	10,796	7,411	9,292
Net cash used in operating activities	(5,524)	(13,566)	(6,389)
Cash Flows from Investing Activities:
Capital expenditures	(2,998)	(3,714)	(4,917)
Investment in intangible assets	(279)	(349)	(171)
Net cash used in investing activities	(3,277)	(4,063)	(5,088)
Cash Flows from Financing Activities:
Proceeds from line of credit	26,900	16,246	15,000
Repayments of line of credit	(10,000)	(16,246)	(15,000)
Proceeds from term loan and other borrowings	—	28,880	—
Repayments of term loan and other borrowings	(23,512)	(6,945)	(750)
Debt prepayment costs	(692)	—	—
Fees paid for issuance of term loan	(206)	(724)	—
Proceeds from issuance of common stock, net of costs	14,752	—	15,942
Cash paid to satisfy tax withholding upon employee vesting	(1,177)	(440)	(874)
Principal payments on capital lease obligations	(2,498)	(2,296)	(2,116)
7% Series B convertible preferred stock dividend	—	(10)	—
Proceeds from exercise of stock options	—	236	241
Proceeds from employee stock purchase	240	289	212
Net cash provided by financing activities	3,807	18,990	12,655
Effect of exchange rate changes on cash and cash equivalents	(35)	(20)	(9)
(Decrease) increase in cash and cash equivalents	(5,029)	1,341	1,169
Cash and cash equivalents	12,538	15,407	14,238
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	4,210	—	—
Total cash, beginning of period	16,748	15,407	14,238
Cash and cash equivalents	9,044	12,538	15,407
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	2,675	4,210	—
Total cash, end of period	$11,719	$16,748	$15,407
Non-Cash Investing and Financing Transactions:
Capital lease obligations incurred	$2,071	$2,447	$2,737
Capital equipment purchased on credit	2,071	2,447	2,737
Financing of intellectual property purchased, at fair value	—	—	1,958
Issuance of warrant, at fair value	—	924	—
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,476	$1,343	$314

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Issued					Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Compre- hensive Loss	Total Stock- holders’ Equity
Balance, December 31, 2014	24,046,977	$240	$243,282	$(226,404)	$(8,879)	$(4,026)	$4,213
Proceeds from issuance of common stock, net	2,728,712	27	15,915	—	—	—	15,942
Issuance of common stock for option awards exercised	41,750	—	282	—	—	—	282
Issuance of common stock for warrants exercised	50,184	1	377	—	—	—	378
Issuance of common stock related to employee stock programs	819,632	8	263	—	—	—	271
Amortization/forfeitures of unearned compensation	(53,819)	—	5,178	—	—	—	5,178
Restricted stock vestings tax withholding	—	—	—	—	(874)	—	(874)
Reissuance of treasury shares			(514)		514		—
Series B convertible preferred stock conversions	3,417	—	17	—	—	—	17
Series B convertible preferred stock dividend	—	—	(588)	—	—	—	(588)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15,681)	—	—	(15,681)
Balance, December 31, 2015	27,636,853	$276	$264,212	$(242,085)	$(9,239)	$(4,027)	$9,137
Issuance of common stock for option awards exercised	—	—	236	—	—	—	236
Issuance of common stock related to employee stock programs	88,282	—	383	—	—	—	383
Amortization/forfeitures of unearned compensation	(220,594)	(1)	5,159	—	—	—	5,158
Restricted stock vestings tax withholding	—	—	—	—	(440)	—	(440)
Reissuance of treasury shares	—	—	(5,224)	—	5,224	—	—
Series B convertible preferred stock conversions	6,820	—	34	—	—	—	34
Series B convertible preferred stock dividend	—	—	(586)	—	—	—	(586)
Other comprehensive loss	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	(20,977)	—	—	(20,977)
Balance, December 31, 2016	27,511,361	$275	$264,214	$(263,062)	$(4,455)	$(4,047)	$(7,075)
Proceeds from issuance of common stock, net	5,328,187	53	14,696	—	—	—	14,749
Prior period adjustment related to adoption of ASU 2016-09	—			(43)			(43)
Issuance of common stock related to employee stock programs	428,223	4	547	—	—	—	551
Amortization/forfeitures of unearned compensation	(184,753)	(1)	2,604	—	—	—	2,603
Restricted stock vestings tax withholding	—	—	—	—	(1,177)	—	(1,177)
Reissuance of treasury shares	—	—	(5,515)	—	5,515	—	—
Series B convertible preferred stock conversions	162	—	1	—	—	—	1
Series B convertible preferred stock dividend	—	—	(584)	—	—	—	(584)
Other comprehensive loss	—	—	—	—	—	(35)	(35)
Net loss	—	—	—	(16,320)	—	—	(16,320)
Balance, December 31, 2017	33,083,180	$331	$275,963	$(279,425)	$(117)	$(4,082)	$(7,330)

See accompanying notes to consolidated financial statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share data)

Note One — Description of Business

Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company) is a leader in behavioral analytics and a pioneer in personality-based software products. Using a stack of innovative, patented applications, including predictive behavioral routing, performance management, quality assurance, and predictive analytics (collectively, Behavioral Analytics), Mattersight analyzes and predicts customer behavior based on the language exchanged between agents and customers during brand interactions. These insights are then used to facilitate more effective and effortless customer conversations, which, in turn, drive increased customer satisfaction and retention, employee engagement, and operating efficiency. Mattersight’s analytics are based on millions of proprietary algorithms and the application of unique behavioral models. Mattersight’s solutions have influenced hundreds of millions of shorter, more satisfying customer interactions for leading companies in the healthcare, insurance, financial services, technology, telecommunications, cable, utilities, education, hospitality, and government industries.

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

Basis of Presentation

On April 1, 2017, the company adopted Accounting Standards Update (ASU) No 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the presentation and classification of cash flows related to specific transactions. Upon adoption, the company updated the statement of cash flow for all periods presented. Certain amounts on the statement of cash flows for December 31, 2016 were reclassified in compliance with this ASU.

On January 1, 2017, the company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change in the total of cash, cash equivalents and restricted cash. Certain amounts on the statement of cash flows for December 31, 2016 and 2015 were reclassified in compliance with this ASU.

On January 1, 2017, the company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify the accounting for share-based payment transactions, including the income tax impacts, classification of awards as either equity or liabilities, and presentation on the statement of cash flows. Under ASU 2016-09, the company has elected to account for forfeitures as they occur rather than on an estimated basis. The standard was adopted using a modified retrospective approach which had an immaterial impact on the accumulated deficit balance on January 1, 2017.

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

Product Development

Product development expenses consist primarily of salaries, incentive compensation, commissions, and employee benefits for product development personnel. The personnel costs included in this item are net of any labor costs directly related to the generation of revenue, which are represented in total cost of revenue.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, which includes foreign bank accounts, and receivables. Cash and cash equivalents consist of money market funds and deposits with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2017, the Company had non-interest-bearing cash and interest-bearing money market balances in excess of federally insured limits by $11.2 million. The Company’s receivables are derived from billings to clients located primarily in the United States and are denominated in U.S. dollars.

Clients Accounting for 10% or More of Total Revenue:

	2017	2016	2015
United HealthCare Services, Inc.	28%	33%	31%
CVS Caremark Corporation	16%	15%	13%
TriWest Healthcare Alliance Corp	14%	9%	2%
Progressive Casualty Insurance Company	8%	11%	15%

Clients Accounting for 10% or More of Accounts Receivable:

	2017	2016
United HealthCare Services, Inc.	29%	41%
CVS Caremark Corporation	13%	27%
Progressive Casualty Insurance Company	13%	—

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases certain equipment using both capital leases and operating leases. Assets leased under capital leases are recorded at the lesser of the amount financed and present value of future lease payments and depreciated on a straight line basis. All capital leases are for terms of twenty-four, thirty, or thirty-six months.

Goodwill

Goodwill is tested annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In performing the annual impairment test, a qualitative assessment is performed to determine whether the carrying amount exceeds the reporting unit’s fair value.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company currently operates in a single business segment or reporting unit.

In 2017, after completing its annual qualitative review, the company concluded that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value. Accordingly, the company concluded that further quantitative analysis and testing was not required, and no goodwill impairment charge was required.

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

Stockholders’ Equity

Stockholders’ equity includes Common Stock issued, additional paid-in capital, accumulated deficit, treasury stock, and accumulated other comprehensive loss. The 1.6 million shares of Series B Stock outstanding as of December 31, 2017 and 2016 are not classified as permanent equity or a liability in the accompanying balance sheets. These shares of Series B Stock are conditionally redeemable and do not meet the definition of a mandatorily redeemable financial instrument. The holders of Series B Stock have the ability to initiate a redemption upon the occurrence of certain events that are considered outside the Company’s control.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining fair value of stock-based awards at the grant date requires certain assumptions. The Company uses historical information as the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Stock Warrants

In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company classified certain warrants to purchase Common Stock as liabilities that do not meet the requirements for classification as equity. Such liabilities are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on warrant liability on the consolidated statements of operations in each reporting period. Fair value of the warrants was measured using a Black-Scholes model. See Note Eighteen—Fair Value Measurements.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, simplifying the test for goodwill impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this update, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is needed. This ASU is effective for reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company is evaluating the standard and does not expect a change in value of goodwill when the standard is adopted.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting of leasing transactions. The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This update is effective for periods beginning after December 15, 2018. The company is currently evaluating the impact of this update on its consolidated financial statements. Certain operating leases the company is party to are expected to be recognized as assets and liabilities as a result of adopting this standard.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). This update sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. The underlying principle of the new standard is that an organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The company is continuing to assess the impact of adopting ASU 2014-09. The company has completed its assessment of material contracts and management does not expect a significant change in revenue recognition or operating cash flows when ASU 2014-09 is adopted. The accounting for the incremental costs of obtaining and fulfilling a contract is not expected to change, as the company already defers these costs and amortizes them over the anticipated period of benefit. Additional processes and internal controls have been implemented to enable and maintain compliance with ASU 2014-09’s disclosure requirements. Some significant effects on the balance sheet are expected as a result of the guidance regarding contract balances. The company has elected to adopt the modified retrospective transition method. The company expects the cumulative adjustment to beginning retained earnings as a result of adoption of ASU 2014-09 to be immaterial.

Note Three — Receivables

Receivables consist of the following:

	December 31, 2017	December 31, 2016
Amounts billed to clients	$6.6	$8.8
Allowances for doubtful accounts	—	0.3
Receivables, net	$6.6	$8.5

Amounts billed to clients represent fees and reimbursable project-related expenses. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments and clients indicating their intention to dispute their obligation to pay for contractual services provided by us. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current prepaid expenses consisted of the following:

	December 31, 2017	December 31, 2016
Prepaid technology maintenance costs	$2.0	$0.8
Deferred deployment costs	1.9	1.7
Prepaid commissions	1.1	1.2
Other	0.8	0.7
Total	$5.8	$4.4

Note Five — Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31, 2017	December 31, 2016
Computers and software	$28.8	$24.3
Leasehold improvements	4.0	4.3
Furniture and equipment	0.8	0.7
Equipment and leasehold improvements, gross	33.6	29.3
Accumulated depreciation and amortization	(25.0)	(19.7)
Equipment and leasehold improvements, net	$8.6	$9.6

Depreciation and amortization expense was $5.8 million, $5.5 million, and $4.4 million, for 2017, 2016, and 2015, respectively. Assets acquired under capital leases were $2.1 million, $2.4 million, and $2.7 million, in 2017, 2016, and 2015, respectively. Depreciation and amortization expense on capital lease assets was $2.5 million, $2.0 million, and $2.2 million, in 2017, 2016, and 2015, respectively.

The carrying value of equipment and leasehold improvements is only reviewed if a triggering event occurs to assess recoverability based on future undiscounted cash flows. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. There was a triggering event as of December 31, 2017 and December 31, 2016; however no impairment was required to be recognized.

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

	December 31, 2017	December 31, 2016
Patents and trademarks	$4.0	$3.7
Intellectual property	3.3	3.3
Gross intangible assets	7.3	7.0
Accumulated amortization of intangible assets	(4.3)	(3.8)
Total	$3.0	$3.2

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

	December 31, 2017	December 31, 2016
Restricted cash	$2.7	$4.2
Prepaid technology and maintenance support	1.9	0.6
Deferred deployment costs	1.2	0.6
Prepaid commissions	—	0.5
Other	0.2	0.1
Total	$6.0	$6.0

Note Eight — Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Mattersight Corporation 401(k) Plan (the Plan) on the first day of the month coinciding with or following their date of hire. The Plan allows employees to contribute up to 30% of their eligible compensation and up to 100% of their bonus compensation, subject to IRS statutory limits. For 2017, 2016 and 2015, the employer match contribution was $0.5 million, $0.5 million and $0.4 million, respectively.

Note Nine — Other Current Liabilities

	December 31, 2017	December 31, 2016
Accrued vendor payable	$1.9	$1.9
Deferred rent liability	0.5	0.4
Warrant liability	0.4	0.8
Other	0.6	0.3
Total	$3.4	$3.4

On August 1, 2016, the company issued a warrant to Hercules Capital, Inc., (Hercules) that gives Hercules the right to purchase shares of the company’s common stock at $3.50 per share. The warrant is exercisable for 357,142 shares of common stock and expires on August 1, 2023. The warrant is accounted for as a liability and carried at fair market value using the Black-Scholes model. Changes in the warrant’s fair market value are recognized in non-operating income (expense) in the consolidated statements of operations.

Note Ten — Leases

Capital Leases

Assets under capital leases consist of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $7.3 million and $6.5 million at December 31, 2017 and December 31, 2016, respectively. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
2018	$2.2
2019	1.1
2020	0.2
Total minimum lease payments	$3.5
Less: estimated executory costs	—
Net minimum lease payments	$3.5
Less: amount representing interest	(0.3)
Present value of minimum lease payments	$3.2

Assets acquired under capital leases included in equipment and leasehold improvements (see Note Five—Equipment and Leasehold Improvements):

	December 31, 2017	December 31, 2016
Computers and software	$7.3	$6.5
Accumulated depreciation and amortization	(4.1)	(2.9)
Computers and software, net	$3.2	$3.6

Operating Leases

The Company leases various office facilities under leases expiring at various dates through August 31, 2024. Additionally, the Company leases various property and office equipment under operating leases, generally under three year terms, expiring at various dates. Certain lease agreements contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain leasehold improvement incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Net deferred rent on the consolidated balance sheet as of December 31, 2017, 2016, and 2015 was $2.4 million, $2.6 million, and $2.0 million, respectively. Rental expense for all operating leases approximated $1.5 million, $1.3 million, and $1.7 million, for 2017, 2016, and 2015, respectively.

In 2017, the Company extended its operating lease for the Edina facility.  The initial lease began June 1, 2011 and terminates August 31, 2024.  In 2016, the Company entered into an operating lease to relocate its Austin facility. The initial lease term, which became effective on April 1, 2016, terminates on August 31, 2023. In 2015, the Company entered into an operating lease to relocate its corporate headquarters to Chicago, Illinois. The initial lease term, which became effective on July 1, 2015, terminates on July 31, 2022. The leases include one five-year renewal option.

Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows: (in millions)

Year	Amount
2018	$0.9
2019	0.7
2020	0.6
2021	0.7
2022	0.8
Thereafter	0.5
Total minimum payments required	$4.2

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Eleven — Debt

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

The loan agreement imposes various restrictions on the company, including usual and customary limitations on the ability of the company to incur debt and to grant liens upon its assets, increasing restrictions based on thresholds, prohibits certain consolidations, mergers, and sales and transfers of assets by the company and requires the company to comply with a trailing twelve months of total revenue and quarterly EBITDA (as adjusted in accordance with the loan agreement) targets. The loan agreement includes usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the loan agreement may be accelerated and/or the lender’s commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the loan agreement will automatically become immediately due and payable, and the lender’s commitments will automatically terminate.

On June 29, 2017, the company drew $13.5 million on the revolving line of credit. The proceeds were used to repay the principal balance of $22.5 million under the company’s prior credit facility with Hercules. Upon repayment, the company terminated its loan agreement with Hercules. The loss on the early extinguishment of Hercules debt totaled $1.8 million. It consisted of a prepayment charge of $0.7 million, acceleration of unaccreted debt discount of $0.6 million, and acceleration of unamortized deferred debt costs of $0.5 million. The average outstanding balance on the revolving line of credit during for 2017 was $10.3 million.  At December 31, 2017, $16.9 million remains outstanding on the revolving line of credit with the ability to draw an additional $1.8 million. There was also $0.7 million in letters of credit issued by CIBC against the line of credit. During January and February 2018, the company repaid $7.5 million of principal on the revolving line of credit.

Debt consisted of the following at December 31, 2017:

	December 31, 2017	December 31, 2016
CIBC loan due June 29, 2020, effective borrowing rate of 5.93% at December 31, 2017	$16.9	$—
Hercules loan effective rate of 14.50% at December 31, 2016	—	22.5
Furniture loan due May 2021, effective rate of 9.10%	0.1	0.1
Furniture loan due May 2021, effective rate of 9.55%	0.1	0.1
Furniture loan due July 2019, effective rate of 13.98%	0.1	0.1
Total debt(1)	$17.2	$22.8

(1)

Total debt of $17.2 million at December 31, 2017 includes the current portion of the furniture loans of $0.1 million. As of December 31, 2016, short-term debt was $0.7 million, consisting of $0.6 million related to the current portion of the secured loan with Hercules and $0.1 million related to the current portion of the furniture loans.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt maturities were as follows as of December 31, 2017:

(In millions)
Year	Amount
2018	$0.1
2019	0.1
2020	16.9
2021	0.1
2022	—

Letters of Credit

The Company has standby letters of credit outstanding in the amount of $3.4 million at December 31, 2017. Letters of credit are expected to expire from 2018 through 2023.

Note Twelve — Other Long-Term Liabilities

	December 31, 2017	December 31, 2016
7% Series B convertible preferred stock dividend payable	$3.2	$2.6
Deferred rent liability	1.9	2.2
Technology service liability	1.2	—
Deferred income tax liability	0.2	0.3
Intellectual property purchase liability	—	0.8
Total	$6.5	$5.9

Note Thirteen — Income Taxes

Loss before income taxes consisted of the following:

	2017	2016	2015
United States	$(16.4)	$(20.9)	$(15.5)
Foreign	—	—	(0.1)
Total	$(16.4)	$(20.9)	$(15.6)

The income tax benefit (provision) consists of the following:

	2017	2016	2015
Current:
Federal	$—	$(0.1)	$—
State	—	—	—
Foreign	—	—	—
Total current	—	(0.1)	—
Deferred:
Federal	0.1	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	0.1	—	—
Income tax benefit (provision)	$0.1	$(0.1)	$—

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax benefit differed from the amount computed by applying the federal statutory income tax rate due to the following:

	2017	2016	2015
Valuation allowance	$25.7	$(7.7)	$(4.9)
Federal tax benefit, at statutory rate	5.7	7.2	5.5
Stock-based compensation	3.1	—	—
Deferrals	0.7	—	—
State tax benefit, net of federal benefit	0.5	0.6	0.4
Tax reform(1)	(32.2)	—	—
Expiration of state NOLs	(1.7)	—	—
Expiration of vested stock options	(1.4)	—	—
Nondeductible expenses	(0.3)	(0.3)	0.1
Other	—	0.1	(1.1)
Income tax benefit (provision)	$0.1	$(0.1)	$—

(1)

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) was signed into law. The Company has completed its accounting for tax reform under the Tax Cuts and Jobs Act as of December 31, 2017. This act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and requires immediate taxation of accumulated, unremitted non-U.S. earnings.  We did not recognize a liability for the tax on accumulated unremitted non-U.S. earnings because we have an accumulated foreign loss. At December 31, 2017, we recognized a tax benefit of $0.1 million from revaluing U.S. net deferred tax liabilities.

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

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year are as follows:

	2017	2016	2015
Balance at beginning of year	$12.7	$12.7	$12.7
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions for tax positions as a result of lapse of statute	—	—	—
Settlements	—	—	—
Balance at end of year	$12.7	$12.7	$12.7

Due to the Company’s net operating loss carryforward position, these unrecognized tax benefits will not impact the Company’s effective tax rate, if recognized. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

Due to the Company’s net operating loss carryforward position, accrued interest and penalties associated with uncertain tax positions as of December 31, 2017 are not material. Interest and penalties associated with uncertain tax positions are recorded as part of income tax expense.

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities comprised the following:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$53.9	$75.2
Other accruals	4.0	8.8
Depreciation and amortization, including goodwill	0.7	0.8
Tax credit carryforward	0.5	0.5
Valuation allowance	(58.1)	(83.8)
Total deferred tax assets	1.0	1.5
Deferred tax liabilities:
Prepaid expenses	(1.1)	(1.7)
Total deferred tax liabilities	(1.1)	(1.7)
Net deferred tax liability	$(0.1)	$(0.2)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries because such foreign subsidiaries are in an accumulated foreign loss position.

During 2002, the Company established a valuation allowance related to deferred tax assets for the U.S. This was in addition to the valuation allowance established in 2001 for non-U.S. deferred tax assets. The Company continues to provide a valuation allowance on significantly all domestic and foreign deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets in these jurisdictions will not be realized. As of December 31, 2017, net deferred tax assets of $58.1 million were fully offset by a valuation allowance. The Company’s U.S. federal net operating losses (NOLs) of $260.5 million and U.S. state NOLs of $108.9 million will expire beginning in 2022 and 2018, respectively. The Company’s non-U.S. NOLs of $0.8 million are subject to various expiration dates beginning in 2029. The Company also carries $0.5 million in research and development credit carryforwards that will expire beginning in 2020.

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

Note Fourteen — Litigation and Other Contingencies

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

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under its By-Laws, subject to certain exceptions, the Company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the corporate officer or director is, or was, serving at its request in such capacity or in certain related capacities. The Company has separate indemnification agreements with each of its directors and corporate officers that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its By-Laws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of December 31, 2017.

The Company’s products may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that we have not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and we were unable to enforce the terms of our contracts with customers that give us the right to reimbursement for assessed sales taxes, we could incur tax liabilities in amounts that could be material. The Company has considered the changing nature of tax laws, the terms of its customer contracts and its recent audit experience in assessing its exposure to possible and probable sales tax liabilities. Based on its assessment, the company has recorded a sales tax liability of $0.1 million at December 31, 2017.

Note Fifteen — Capital Stock and Series B Stock

Under the terms of its Certificate of Incorporation, as amended, the Company’s authorized capital stock consists of (i) 50,000,000 shares of Common Stock, and (ii) 40,000,000 shares of preferred stock (Preferred Stock). Under the terms of the Certificate of Designations of 7% Series B Convertible Preferred Stock, the Company designated 5,000,000 shares of the 40,000,000 shares of Preferred Stock as its Series B Stock. 1,637,786 and 1,637,948 shares of Series B Stock were issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.

On February 23, 2017, the company entered into a definitive purchase agreement for the sale of 5,328,187 shares of its common stock to certain investors and certain officers and directors in a private placement. Under the terms of the agreement, the company raised approximately $16.0 million in gross proceeds by selling 5,228,187 shares to certain investors at a price of $3.00 per share and by selling 100,000 shares to certain officers and directors (including certain of their affiliates) at a price of $3.45 per share. The shares represented approximately 20% of the issued and outstanding shares of common stock immediately prior to the issuance. On March 1, 2017, the company received aggregate gross proceeds, net of fees, of $14.8 million. Proceeds are being used for general corporate, working capital, and debt repayment purposes.  Craig-Hallum Capital Group LLC, which acted as the sole placement agent for the offering, received a commission of $1.1 million, and was reimbursed for its out-of-pocket expenses. The company’s registration statement on Form S-3 (File No. 333-217290) was filed with the SEC on April 13, 2017 and declared effective by the SEC on April 26, 2017.

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

Note Sixteen — Stock-Based Compensation

The Company has two stock-based compensation plans: the Mattersight Corporation 1999 Stock Incentive Plan (the 1999 Plan) and the Mattersight Corporation Employee Stock Purchase Plan (the ESPP).

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 1999 Plan, awards of restricted stock, salary replacement, commissions, stock options, and stock appreciation rights may be granted to directors, officers, employees, consultants, independent contractors, and agents of the Company and its subsidiaries. Awards granted under the 1999 Plan are made at the discretion of the Compensation Committee of the Company’s Board of Directors (the Compensation Committee). If shares or options awarded under the 1999 Plan are not issued due to cancellation of unvested or unexercised options or shares, then those shares or options again become available for issuance under the 1999 Plan. Under the 1999 Plan, on the first day of each year, the aggregate number of shares available for issuance under the 1999 Plan is automatically increased by an amount equal to 5% of the total number of shares of Common Stock that are outstanding. At the 2008 Annual Meeting of Stockholders, stockholders approved the amendment and restatement of the 1999 Plan to increase the number of shares available for issuance under the 1999 Plan by 1,500,000. Stockholders approved at the 2017 Annual Meeting, to increase the number of shares available for issuance under the ESPP by 250,000.

Stock-based compensation expense was $2.9 million, $5.3 million, and $5.4 million, for 2017, 2016, and 2015, respectively. The Company recognizes stock compensation expense ratably over the vesting period. The Company does not recognize the windfall tax benefit related to the excess tax deduction because the Company currently does not anticipate realizing the tax savings associated with this deduction. See Note Thirteen—Income Taxes.

As of December 31, 2017, there were a total of 3,331,957 shares of Common Stock available for future grants under the 1999 Plan and from treasury stock. The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol MATR.

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

Restricted stock award activity was as follows for the years presented:

	Shares	Weighted Average Price
Nonvested balance at December 31, 2014	556,194	$5.76
Granted	825,120	$6.78
Vested	(493,270)	$6.18
Forfeited	(53,819)	$6.15
Nonvested balance at December 31, 2015	834,225	$6.49
Granted	950,340	$3.89
Vested	(380,218)	$5.34
Forfeited	(220,594)	$5.98
Nonvested balance at December 31, 2016	1,183,753	$4.87
Granted	1,530,192	$3.30
Vested	(1,163,992)	$4.20
Forfeited	(184,753)	$4.98
Nonvested balance at December 31, 2017	1,365,200	$3.65

	2017	2016	2015
Total fair value of restricted stock awards vested	$3.8	$1.6	$3.3
Compensation expense related to restricted stock awards	$2.3	$4.0	$2.3

As of December 31, 2017, there remains $3.5 million of unrecognized compensation expense related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.7 years. Under ASU No. 2016-09, in 2017 the Company elected to no longer apply a forfeiture rate but to account for forfeitures as incurred. The Company estimated the forfeiture rate at 3% for 2016 and 2015.

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

Option activity was as follows for the years presented:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Option Grants
Outstanding as of December 31, 2014	2,636,596	$7.42	6.8
Exercisable as of December 31, 2014	1,582,165	$8.70	5.6
Granted	222,625	$6.57		$3.55
Exercised	(59,638)	$4.76
Forfeited	(192,166)	$7.47
Outstanding as of December 31, 2015	2,607,417	$7.41	6.0
Exercisable as of December 31, 2015	1,967,825	$7.97	5.2
Outstanding intrinsic value at December 31, 2015	$2.4
Exercisable intrinsic value at December 31, 2015	$1.8
Granted	115,000	$3.82		$1.85
Exercised	(56,250)	$4.20
Forfeited	(74,026)	$6.13
Outstanding as of December 31, 2016	2,592,141	$7.36	4.9
Exercisable as of December 31, 2016	2,282,476	$7.61	4.5
Outstanding intrinsic value at December 31, 2016	$—
Exercisable intrinsic value at December 31, 2016	$—
Granted	60,000	$2.55		$1.27
Exercised	—	$—
Forfeited	(576,740)	$11.15
Outstanding as of December 31, 2017	2,075,401	$6.16	4.4
Exercisable as of December 31, 2017	2,006,878	$6.21	4.3
Outstanding intrinsic value at December 31, 2017	$—
Exercisable intrinsic value at December 31, 2017	$—

	2017	2016	2015
Compensation expense related to option awards	$0.5	$1.1	$1.7

	2017	2016	2015
Total fair value of stock options vested	$0.6	$1.1	$1.7
Intrinsic value of stock options exercised	—	—	0.1
Proceeds received from option exercises	—	0.2	0.3

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017, there remained $0.2 million of unrecognized compensation expense related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years. The Company did not apply a forfeiture rate in 2016 or 2015 as the impact was negligible.

The following table summarizes the stock options granted during 2017, 2016, and 2015 by range of exercise price:

	2017	2016	2015
Options granted	60,000	115,000	222,625
Range of exercise price	$2.55	$3.57 - $4.40	$6.13 - $6.90

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

The fair value for options granted during 2017, 2016, and 2015 was estimated on the date of grant using a Black Scholes option-pricing model. The Company used the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rates	1.52%	0.81%	1.03%
Expected dividend yield	—	—	—
Expected volatility	54%	54%	58%
Expected lives	5.5 years	5.5 years	6.0 years

Historical Company information is the primary basis for the selection of expected life, expected volatility, and expected dividend yield assumptions. The risk-free interest rate is selected based on the yields from U.S. Treasury Strips with a remaining term equal to the expected term of the options being valued.

Employee Stock Purchase Plan

The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. We adopted the ESPP in 1999 and amended and restated the ESPP in May 2007 and February 2016. Under the ESPP, eligible employees are permitted to purchase shares of Common Stock at below-market prices. The purchase period opens on the first day and ends on the last business day of each calendar quarter. As of December 31, 2017, there remains 234,389 shares available for issuance under ESPP. The shares of Common Stock issued in respect of employee purchases under the ESPP during 2017, 2016, and 2015, were as follows:

	2017	2016	2015
Shares of common stock issued	101,393	88,282	41,026
Expense related to ESPP (in thousands)	$92	$95	$61

The fair value for ESPP purchases during 2017, 2016, and 2015, was estimated using a Black Scholes model. The Company used the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rates	0.86%	0.25%	0.01%
Expected dividend yield	—	—	—
Expected volatility	53%	48%	37%
Expected lives	0.25 years	0.25 years	0.25 years

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Seventeen — Loss Per Share

The following table sets forth the loss per share calculation for the periods presented:

	2017	2016	2015
Net loss	$(16.3)	$(21.0)	$(15.7)
Dividends related to Series B convertible preferred stock(1)	(0.6)	(0.6)	(0.6)
Net loss available to common stockholders	$(16.9)	$(21.6)	$(16.3)
Per share of Common Stock
Basic/diluted net loss available to common stockholders	$(0.56)	$(0.86)	$(0.70)
Weighted average shares outstanding (basic and diluted) (in millions)	30.45	25.21	23.26
Currently anti-dilutive common stock equivalents(2) (in millions)	1.56	1.73	2.21

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to December 31, 2017. The total accrued dividends are $3.2 million as of December 31, 2017, which will continue to be accrued until they are declared by the board of directors. Dividends related to Series B convertible preferred stock were accrued but not paid during 2017, 2016 and 2015.

(2)

In periods in which there was a loss, the effect of common stock equivalents, which is primarily related to the Series B Stock, was not included in the diluted loss per share calculation as it was antidilutive.

Note Eighteen — Fair Value Measurements

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

The following table presents financial instruments measured at fair value measured on a recurring basis:

	December 31, 2017
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$0.5	$0.5	$—	$—
Warrant liability	0.4	—	—	0.4

	December 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$12.1	$12.1	$—	$—
Warrant liability	0.8	—	—	0.8

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the activity in the Company’s Level 3 warrants during the years ended:

(In millions)	Amount
Level 3 warrants, ending balance at December 31, 2014	$0.4
Change in fair value of warrant liability	—
Warrant exercise	(0.4)
Level 3 warrants, ending balance at December 31, 2015	—
Addition - Hercules warrants, initial fair value	0.9
Change in fair value of warrant liability	(0.1)
Level 3 warrants, ending balance at December 31, 2016	0.8
Change in fair value of warrant liability	(0.4)
Level 3 warrants, ending balance at December 31, 2017	$0.4

The carrying values of other cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of December 31, 2017 and December 31, 2016 due to the short-term nature of these instruments.

The company determined the fair value of the liability for the warrant issued to Hercules, considered a Level 3 liability, using the Black-Scholes model. At December 31, 2017, management used a risk free rate of 2.24%, expected volatility of 53%, and an expected term of 5.59 years. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value (see Note Nine –Other Current Liabilities).

The fair value of long-term debt was estimated to be $17.1 million at December 31, 2017.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during 2017. There were no assets or liabilities valued at fair value on a nonrecurring basis during 2017.

Note Nineteen — Quarterly Data (Unaudited)

	2017
	1st	2nd	3rd	4th	Year
Total revenue	$11.0	$10.6	$11.3	$13.6	$46.5
Gross margin	$7.5	$7.2	$8.2	$10.1	$33.0
Operating loss	$(4.0)	$(4.2)	$(2.7)	$(1.3)	$(12.2)
Loss before income taxes	$(4.9)	$(6.8)	$(3.0)	$(1.7)	$(16.4)
Net loss available to common stockholders	$(5.1)	$(6.9)	$(3.2)	$(1.7)	$(16.9)
Per share of common stock:
Basic net loss available to common stockholders	$(0.19)	$(0.22)	$(0.10)	$(0.05)	$(0.56)
Diluted net loss available to common stockholders	$(0.19)	$(0.22)	$(0.10)	$(0.05)	$(0.56)

	2016
	1st	2nd	3rd	4th	Year
Total revenue	$10.0	$9.1	$10.4	$12.6	$42.1
Gross margin	$6.8	$5.9	$7.0	$8.6	$28.3
Operating loss	$(5.6)	$(6.0)	$(5.0)	$(2.2)	$(18.8)
Loss before income taxes	$(5.8)	$(6.2)	$(5.8)	$(3.1)	$(20.9)
Net loss available to common stockholders	$(6.0)	$(6.3)	$(6.0)	$(3.3)	$(21.6)
Per share of common stock:
Basic net loss available to common stockholders	$(0.24)	$(0.25)	$(0.24)	$(0.13)	$(0.86)
Diluted net loss available to common stockholders	$(0.24)	$(0.25)	$(0.24)	$(0.13)	$(0.86)

MATTERSIGHT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description of Allowance and Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for doubtful accounts:
December 31, 2017	$0.3	—	—	(0.3)	$—
December 31, 2016	$—	0.3	—	—	$0.3
December 31, 2015	$—	—	—	—	$—
Valuation allowance for deferred tax assets:
December 31, 2017	$83.8	—	—	(25.7)	$58.1
December 31, 2016	$75.8	8.0	—	—	$83.8
December 31, 2015	$71.0	4.8	—	—	$75.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Annual Report on Form 10-K, Mattersight’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

There has been no change in Mattersight’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, Mattersight’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information about our corporate Directors and the committees of our Board of Directors, see the captions Election of Directors and Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement to be filed by Mattersight for its 2018 Annual Meeting of Stockholders, which is incorporated herein by reference in response to this item.

The following table includes the name, age (as of March 2, 2018), and current position of each of our executive officers.

Name	Age	Current Position
Kelly D. Conway*	61	President and Chief Executive Officer
Christopher J. Danson	50	Executive Vice President and Chief Technology Officer
David R. Gustafson	40	Executive Vice President and Chief Operating Officer
David B. Mullen*	67	Senior Vice President and Chief Financial Officer

*	Member of the Board of Directors

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

David Mullen has served as Mattersight’s Senior Vice President and Chief Financial Officer since January 2017 and as a member of the Company’s board of directors since March 2009. Prior to joining the Company as its Senior Vice President and Chief Financial Officer, Mr. Mullen acted as an independent consultant until December 2016. Mr. Mullen is the former Executive Vice President and Chief Financial Officer of Navteq Corporation, having held that position from December 2002 to January 2010. Navteq was acquired by Nokia Corporation (NYSE: NOK) in July 2008. Mr. Mullen served as a director and Audit Committee member of Avid Technology, Inc. (NASDAQ: AVID) until October 2014. Mr Mullen served as a director and Audit Committee member of Angie’s List, Inc. (NASDAQ: ANGI), between July 2014 and September 2017.

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

The information under Executive Compensation, and Director Compensation in the Proxy Statement to be filed by the Company for its 2018 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement to be filed by the Company for its 2018 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

The following table shows, as of December 31, 2017, information regarding outstanding awards under all compensation plans of the Company (including individual compensation arrangements) under which equity securities of the Company may be delivered:

Plan Category	Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price of Outstanding Options and Rights	Shares of Common Stock Remaining Available for Future Issuance Under Compensation Plans (excluding securities reflected in column(2)
Equity compensation plans approved by security holders	2,075,401	$6.16	3,566,346	(3)
Equity compensation plans not approved by security holders(4)	—	—	—
Total	2,075,401	$6.16	3,566,346	(5)

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

(3)

Consists of 3,331,957 shares of Common Stock reserved for issuance under the 1999 Plan and 234,389 shares of Common Stock reserved for issuance under the ESPP. The Company’s 1999 Plan and ESPP have both been approved by the Company’s stockholders. The 1999 Plan includes an automatic increase feature whereby, as of the first day of each fiscal year, the number of shares of Common Stock available for awards, other than incentive stock options, automatically increases by an amount equal to 5% of the number of shares of Common Stock then outstanding.

(4)	There are currently no equity compensation plans that have not been approved by the Company’s stockholders.
(5)

Does not include shares of restricted Common Stock held by employees, of which 1,365,200 shares were issued and outstanding as of December 31, 2017, which are included in the amount of issued and outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the heading Board Leadership and Corporate Governance—Transactions with Related Persons in the Proxy Statement to be filed by Mattersight for its 2018 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information under the caption Principal Accounting Fees and Services in the Proxy Statement to be filed by the Company for its 2018 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

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

See (b) Exhibits below.

(b) EXHIBITS

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

10.10*

Warrant Agreement between Mattersight Corporation and Hercules Capital, Inc., dated August 1, 2016 (incorporated by reference to Exhibit 10.2 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on August 5, 2016).

10.11

Form of Common Stock Purchase Agreement dated July 23, 2014 by and between Mattersight Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on July 24, 2014).

10.12*

Form of Purchase Agreement dated July 22, 2015 by and between Mattersight Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.13*

Form of Common Stock Purchase Agreement, dated February 23, 2017, by and between Mattersight Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2017).

10.14*

Form of Indemnification Agreement entered into between Mattersight Corporation and participant (incorporated by reference to Exhibit 10.12 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013).

10.15*

Second Amended and Restated Employment Agreement, effective as of April 19, 2011 between Kelly D. Conway and Mattersight Corporation (incorporated by reference to Exhibit 10.3 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 filed with the SEC on May 12, 2011).

10.16*

First Amendment to Second Amended and Restated Employment Agreement, dated March 17, 2015, between Kelly D. Conway and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015).

10.17*

Amended and Restated Executive Employment Agreement, effective as of September 8, 2008, between Christopher J. Danson and Mattersight Corporation (incorporated by reference to Exhibit 10.31 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 27, 2008 filed with the SEC on March 11, 2009).

10.18*

Executive Employment Agreement, effective as of May 23, 2012, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.22 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013).

10.19*

First Amendment to Executive Employment Agreement, dated July 1, 2013, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

Exhibit No.	Description of Exhibit

10.20*

Second Amendment to Executive Employment Agreement, dated August 8, 2013, between David R. Gustafson and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed on August 13, 2013).

10.21+	Executive Employment Agreement, effective as of January 8, 2015, between Jason Wesbecher and Mattersight Corporation.

10.22+	Separation Agreement between Jason Wesbecher and Mattersight Corporation dated January 22, 2017.

10.23*

Executive Employment Agreement, effective as of January 3, 2017, between David B. Mullen and Mattersight Corporation (incorporated by reference to Exhibit 10.1 to Mattersight Corporation’s Current Report on Form 8-K filed with the SEC on January 3, 2017).

10.24*

Lease Agreement, effective as of March 20, 2015, between MEPT 200 WEST MADISON LLC and Mattersight Corporation (filed as Exhibit 10.22 to Mattersight Corporation’s Annual Report on Form 10-K for the year ended December 30, 2015).

10.25+	Summary of Director Compensation.

10.26+	Summary of 2018 Executive Officer Compensation.

21.1+	Subsidiaries of Mattersight Corporation.

23.1+	Consent of Grant Thornton LLP.

24.1+	Power of Attorney from Tench Coxe, Director.

24.2+	Power of Attorney from Philip R. Dur, Director.

24.3+	Power of Attorney from Henry J. Feinberg, Director.

24.4+	Power of Attorney from John T. Kohler, Director.

24.5+	Power of Attorney from Michael J. Murray, Director.

24.6+	Power of Attorney from John C. Staley, Director.

31.1+	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David B. Mullen under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Kelly D. Conway and David B. Mullen under Section 906 of the Sarbanes-Oxley Act of 2002.

101+**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, December 31, 2016, and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015; (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016, and December 31, 2015; (vi) notes to the Consolidated Financial Statements; and (vii) Financial Statement Schedule II.

+	Filed herewith.
*	Represents a management contract or compensatory plan or arrangement.
**	The XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2018.

MATTERSIGHT CORPORATION

By	/S/ KELLY D. CONWAY
Kelly D. Conway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 12, 2018.

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