Form 10-Q
period 2018-03-31
Mattersight Corp
filed 2018-05-10
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2018 was 33,220,445.

Part I. Financial Information

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). A reader can identify these forward-looking statements, because they are not limited to historical fact or they use words such as “scheduled,” “will,” “anticipate,” “project,” “estimate,” “forecast,” “goal,” “objective,” “committed,” “intend,” “continue,” “plan,” “may,” “might,” “believe,” “expect,” “intend,” “could,” “would,” “should,” or “will likely result,” and other similar expressions, and terms of similar meaning, in connection with any discussion of our prospects, financial statements, business, financial condition, revenues, results of operations, or liquidity, involving risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In addition to other factors and matters contained or incorporated in this document, important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements include, without limitation, those noted under Risk Factors included in Part I Item 1A of this Quarterly Report on Form 10-Q and included in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following:

•

Uncertainties associated with the attraction of, and the ability to execute contracts with, new clients, the continuation of existing, and execution of new, engagements with existing clients, the conversion of free pilots to paid subscription contracts, and the timing of related client commitments;

•	Reliance on a relatively small number of clients for a significant percentage of our revenue;
•	Risks involving the variability and predictability of the number, size, scope, cost, and duration of, and revenue from, client engagements;
•	Management of the other risks associated with complex client projects and new service offerings, including execution risk;
•	Cyber-attacks or other privacy or data security incidents, and failure to comply with privacy and data security regulations;
•	Management of growth and development of, and introduction of, new service offerings;
•	The potential failure to satisfy conditions to the completion of the proposed Merger (defined below) due to the failure to receive a sufficient number of tendered shares in the tender offer; and
•	The proposed Merger may not be completed on the timeframe expected or at all.

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

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$8,681	$9,044
Receivables net of allowances of $42 and $41, at March 31, 2018 and December 31, 2017, respectively	8,612	6,565
Prepaid expenses	6,352	5,805
Other current assets	60	65
Total current assets	23,705	21,479
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $25,841 and $24,955, at March 31, 2018 and December 31, 2017, respectively	7,499	8,572
Goodwill	972	972
Intangible assets, net of amortization of $4,487 and $4,357, respectively	2,899	2,952
Other long-term assets (includes $2,475 and $2,675 in restricted cash, at March 31, 2018 and December 31, 2017, respectively)	5,885	5,960
Total assets	$40,960	$39,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$96	$93
Accounts payable	1,788	1,474
Accrued compensation and related costs	3,568	3,312
Unearned revenue	8,200	3,032
Capital leases	1,701	1,967
Other current liabilities	4,223	3,399
Total current liabilities	19,576	13,277
Long-term debt	13,030	17,056
Long-term unearned revenue	1,039	914
Long-term capital leases	866	1,190
Other long-term liabilities	6,606	6,475
Total liabilities	41,117	38,912
7% Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,637,786 and 1,637,786 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively, with a liquidation preference of $11,714 and $11,568, at March 31, 2018 and December 31, 2017, respectively	8,353	8,353
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,307,647 and 33,083,180 shares issued at March 31, 2018 and December 31, 2017, respectively; 33,220,445 and 33,039,713 shares outstanding at March 31, 2018 and December 31, 2017, respectively	333	331
Additional paid-in capital	277,000	275,963
Accumulated deficit	(281,556)	(279,425)
Treasury stock, at cost, 87,202 and 43,467 shares at March 31, 2018 and December 31, 2017, respectively	(205)	(117)
Accumulated other comprehensive loss	(4,082)	(4,082)
Total stockholders’ deficit	(8,510)	(7,330)
Total liabilities and stockholders’ equity	$40,960	$39,935

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Quarter Ended
	March 31,	March 31,
	2018	2017
Revenue:
Subscription revenue	$12,986	$10,343
Other revenue	728	616
Total revenue	13,714	10,959
Operating expenses:
Total cost of revenue, exclusive of depreciation and amortization	3,926	3,439
Product development	3,441	3,321
Sales and marketing	3,508	3,450
General and administrative	3,403	3,295
Depreciation and amortization	1,427	1,545
Total operating expenses	15,705	15,050
Operating loss	(1,991)	(4,091)
Non-operating income (expense):
Interest and other borrowing costs	(266)	(969)
Change in fair value of warrant liability	110	97
Other non-operating income	1	10
Total non-operating expense	(155)	(862)
Loss before income taxes	(2,146)	(4,953)
Income tax benefit	15	1
Net loss	(2,131)	(4,952)
Dividends related to 7% Series B convertible preferred stock	(146)	(146)
Net loss available to common stockholders	$(2,277)	$(5,098)
Per share of common stock:
Basic net loss available to common stockholders	$(0.07)	$(0.19)
Diluted net loss available to common stockholders	$(0.07)	$(0.19)
Shares used to calculate basic net loss per share	31,747	27,423
Shares used to calculate diluted net loss per share	31,747	27,423
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$175	$81
Product development	351	134
Sales and marketing	184	123
General and administrative	570	354

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Quarter Ended
	March 31,	March 31,
	2018	2017
Net loss	$(2,131)	$(4,952)
Other comprehensive loss:
Effect of foreign currency translation	—	(19)
Comprehensive net loss	$(2,131)	$(4,971)

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(2,131)	$(4,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,427	1,545
Stock-based compensation	1,280	692
Discount accretion and other debt-related costs	20	271
Provision for uncollectible accounts	1	(3)
Change in fair value of warrant liability	(110)	(97)
Changes in assets and liabilities:
Receivables	(2,048)	(1,054)
Prepaid expenses	(215)	(246)
Other current assets	5	214
Other long-term assets	(25)	19
Accounts payable	(94)	(142)
Accrued compensation and related costs	256	904
Unearned revenue	5,293	(247)
Other current liabilities	1,152	38
Other long-term liabilities	(101)	(130)
Total adjustments	6,841	1,764
Net cash provided by (used in) operating activities	4,710	(3,188)
Cash Flows from Investing Activities:
Capital expenditures	(164)	(659)
Investment in intangible assets	(49)	—
Net cash used in investing activities	(213)	(659)
Cash Flows from Financing Activities:
Proceeds from line of credit	4,500	—
Repayments of line of credit	(8,500)	—
Repayments of other borrowings	(202)	(219)
Fees paid for debt amendment	(100)	—
Proceeds from issuance of common stock, net of costs	—	14,904
Cash paid to satisfy tax withholding upon vesting of employee stock awards	(206)	(537)
Principal payments on capital lease obligations	(604)	(592)
Proceeds from employee stock purchase plan	52	68
Net cash (used in) provided by financing activities	(5,060)	13,624
Effect of exchange rate changes on cash and cash equivalents	—	(19)
(Decrease) increase in total cash	(563)	9,758
Cash and cash equivalents	9,044	12,538
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	2,675	4,210
Total cash, beginning of period	11,719	16,748
Cash and cash equivalents	8,681	22,523
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	2,475	3,983
Total cash, end of period	$11,156	$26,506
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$14	$1,378
Capital equipment purchased on credit	14	1,378
Supplemental Disclosures of Cash Flow Information:
Interest paid	$283	$532

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2018 and December 31, 2017 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

On January 1, 2018, the company adopted ASU 2014-09: Revenue from Contracts with Customers (Topic 606). This update sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. The underlying principle of the new standard is that an organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The company adopted using the modified retrospective transition method and there were no material adjustments to beginning retained deficits. Changes in the current period as a result of adopting the ASU relate to billings for certain non-cancelable contracts. The following table reconciles the balances as presented for the three months ended March 31, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period:

(In millions)	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
Assets
Receivables, net of allowances	$8.6	$0.5	$8.1
Liabilities
Unearned revenue	8.2	0.4	7.8
Long-term unearned revenue	1.0	0.1	0.9

On January 1, 2018, the company adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard was adopted with no impact to the financial statements.

On January 1, 2018, the company condensed the costs of revenue items to present cost of revenue as a single line item. Cost of other revenue was determined to be immaterial to the financial statements. There was no change to the expense classification and the current period is comparable to the prior period.

On April 25, 2018, the company entered into an Agreement and Plan of Merger with NICE Systems, Inc., a Delaware corporation (“Parent”), NICE Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Acquisition Sub”), and, solely for the purposes of Section 8.16 of the Merger Agreement, NICE Ltd., a company organized under the laws of the State of Israel (“Guarantor”) (the “Merger Agreement”) under which the company would be acquired by and merged into a wholly-owned subsidiary of NICE (See Note Fourteen — Subsequent Events).

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Mattersight’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 12, 2018.

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

Note Three — Revenue Recognition

Revenue is derived primarily from subscription services and professional services. Revenue is recognized upon transfer of control of these services to customers in an amount that reflects the consideration the company expects to receive in exchange for those services.

Subscription Revenue

Subscription revenue consists of revenue from Mattersight’s Behavioral Analytics service offerings, including predictive behavioral routing, performance management, quality assurance, predictive analytics, and marketing managed services revenue derived from the performance of services on a continual basis.

Revenue is recognized ratably over the subscription period as the services are performed for the client. Subscription periods generally range from one to three years after the go-live date or, in cases where the company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Contracts may be billed annually, quarterly, and monthly in advance.

Other Revenue

Other revenue consists of deployment revenue, professional services revenue and reimbursed expenses revenue.

Deployment revenue consists of planning, deployment, and training fees derived from Behavioral Analytics contracts. These fees, which are considered to be installation fees related to Behavioral Analytics subscription contracts, are deferred until the installation is complete and are then recognized over the applicable subscription or pilot period. Deployment fees are typically billed in advance and generally non-cancelable.

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

Other Significant Judgements

Subscription and deployment contracts with customers are interdependent of each other and not capable of being distinct. As such they are accounted for together as one performance obligation.

For purposes of determining the transaction price, the company has elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the company from the customer. These include sales, use, value added and certain excise taxes.

A limited number of contracts with customers are sold with rebates or other credits. Additionally, some contracts allow for additional fees if a customer exceeds the baseline number of users during a billing period. These amounts are accounted for as variable consideration and estimated using the expected value approach.

Disaggregation of Revenue

The company’s service contracts primarily fall into one of two categories (i) predictive behavioral routing and (ii) other behavioral analytics. Predictive behavioral routing revenue is included in subscription revenue and other behavioral analytics revenue is included in both subscription and other revenue. The following table sets forth revenue by service category:

(In millions)	March 31, 2018	March 31, 2017
Predictive behavioral routing	$3.4	$1.4
Other behavioral analytics	10.3	9.6
Total	$13.7	$11.0

Assets Recognized from Costs to Obtain and Fulfill a Contract with a Customer

Assets recognized for costs to obtain and fulfill a contract include sales commissions and deployment costs. These costs are deferred up to an amount not to exceed the amount of deferred deployment revenue and additional amounts that are recoverable based on the contractual arrangement. These costs are included in prepaid expenses and other long-term assets. Such costs are amortized over the subscription period. Costs in excess of the foregoing revenue amount are expensed in the period incurred. There were no impairment losses related to deferred contract costs in the reporting period.

The following table sets forth the activity in deferred sales commissions and deferred deployment costs.

(In millions)	Deferred Sales Commissions	Deferred Deployment Costs
Balance at January 1, 2018	$1.1	$3.1
Costs recognized as assets	0.3	0.5
Amortization of costs	(0.6)	(0.7)
Balance at March 31, 2018	$0.8	$2.9

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, of the contracts that have gone live or are in active deployments, approximately $65.6 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately 56% of these remaining performance obligations over the next 12 months, with the remainder thereafter. Revenue from remaining performance obligations for other revenue was immaterial at March 31, 2018.

Contract Balances

Certain contracts with customers allow for additional fees if a customer exceeds the baseline number of users during a billing period. These fees are recognized as contract assets and revenue in advance of the right to payment from customers. Substantially all fees recognized in advance of the right to payment were billed to customers by the end of the quarter ended March 31, 2018.

Customer contracts may be billed annually, quarterly, or monthly in advance and are recognized as contract liabilities until services are rendered. The following table sets forth the activity in contract liabilities:

(In millions)	Contract Liabilities
Balance January 1, 2018	$3.9
Revenue recognized that was included in the contract liability at the beginning of the period	(0.8)
Increases due to billings, excluding amounts recognized as revenue during the period	6.1
Net decrease (increase) due to changes in transaction price as a result of revised estimates of variable consideration	—
Balance March 31, 2018	$9.2

There was no revenue adjustment in the current period as a result of changes in transaction price that relate to performance obligations satisfied during a prior period.

Note Four — Current Prepaid Expenses

Current prepaid expenses primarily consist of prepaid technology maintenance costs, deferred deployment costs, and prepaid commissions related to Behavioral Analytics contracts. These costs are recognized over the subscription periods of the respective contracts generally one to three years after the go-live date or, in cases where the company contracts with a client for a short-term pilot of a Behavioral Analytics offering prior to committing to a longer subscription period, if any, the subscription or pilot periods generally range from three to twelve months after the go-live date. Current prepaid expenses also includes prepaid marketing and insurance costs. These costs will be recognized within the next twelve months.

Current prepaid expenses consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Prepaid technology maintenance costs	$2.6	$2.0
Deferred deployment costs	1.8	1.9
Prepaid commissions	0.7	1.1
Prepaid marketing	0.5	0.5
Prepaid insurance	0.4	0.1
Other	0.4	0.2
Total	$6.4	$5.8

Note Five — Other Long-Term Assets

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

(In millions)	March 31, 2018	December 31, 2017
Restricted cash	$2.5	$2.7
Prepaid technology and maintenance support	1.7	1.9
Deferred deployment costs	1.1	1.2
Prepaid commissions	0.1	—
Other	0.5	0.2
Total	$5.9	$6.0

Note Six — Other Current Liabilities

Other current liabilities consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Accrued vendor payable	$2.1	$1.9
Customer rebates and credits	0.6	0.3
Deferred rent liability	0.5	0.5
Sales tax liability	0.3	0.1
Warrant liability	0.3	0.4
Accrued legal payable	0.3	0.1
Other	0.1	0.1
Total	$4.2	$3.4

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

Note Seven — Leases

Capital Leases

Assets under capital leases consist primarily of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $6.8 million and $7.3 million at March 31, 2018 and December 31, 2017, respectively.  Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

As of March 31, 2018, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
Remainder of 2018	$1.5
2019	1.1
2020	0.2
2021	—
Total minimum lease payments	$2.8
Less: amount representing interest	(0.3)
Present value of minimum lease payments	$2.5

Note Eight — Debt

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

The principal amount outstanding under the credit facility will accrue interest at a floating annual rate equal to 1 month, 2 month or 3 month LIBOR (as selected by the company) plus 5.50%, payable monthly. In addition, the company will pay a non-use fee on the credit facility of 25 basis points (0.25%) per annum of the average unused portion of the credit facility.  The amount the company may borrow under the credit facility is limited to five times the company’s monthly recurring revenue (as determined in accordance with the terms and conditions set forth in the loan agreement), multiplied by a dynamic churn factor that is based upon the ratio of recurring revenue retained in the prior twelve month period relative to the total amount of recurring revenue at the beginning of the period.

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

On March 29, 2018, the company amended the loan agreement with CIBC. The amendment changes the quarterly EBITDA targets and increases the applicable margin for loans bearing interest at LIBOR from 4.50% to 5.50% and for loans bearing interest at the base rate from 1.75% to 2.75%. The amendment increases the company’s minimum total revenue thresholds for the first and second quarters of 2018 by an average of approximately 3% each quarter and reduces the applicable total revenue thresholds for each of the third and fourth quarters of 2018 by an average of approximately 6% each quarter. The amendment also provides CIBC with the ability to impose discretionary reserves against the borrowing base. The company paid CIBC a non-refundable amendment fee of $0.1 million.

The average outstanding balance on the revolving line of credit during the first quarter of 2018 was $9.2 million. In March 2018, CIBC established a reserve of $5.0 million against the revolving loan agreement, effectively reducing total availability to $15 million. CIBC has the ability to increase the reserves against the revolving loan availability at their discretion. As of March 31, 2018, $12.9 million remains outstanding on the revolving line of credit with the ability to draw an additional $0.5 million. The company has classified the CIBC debt as long term and does not expect CIBC to demand repayment within the next 12 months. There was also $1.6 million in letters of credit issued by CIBC against the line of credit. During April 2018, the company repaid $4.5 million of principal on the revolving line of credit. If the NICE transaction does not occur or is delayed, the Company would need to raise capital and negotiate modifications to the loan agreement and there is no assurance that the company would have access to additional external capital resources on acceptable terms.

On April 25, 2018, the company entered into a second amendment to the loan agreement with CIBC. The amendment excludes certain expenses incurred in connection with the merger from the calculation of adjusted EBITDA, and changes the adjusted EBITDA target for the second quarter of 2018. The amendment also requires the company to have liquidity as of the last day of each calendar month of at least $2.0 million (See Note Fourteen — Subsequent Events).

Debt consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
CIBC loan due June 29, 2020, effective borrowing rate of 6.16% and 5.93% at March 31, 2018 and December 31, 2017	$12.9	$16.9
Furniture loan due May 2021, effective borrowing rate of 9.10%	0.1	0.1
Furniture loan due May 2021, effective borrowing rate of 9.55%	0.1	0.1
Furniture loan due July 2019, effective borrowing rate of 13.98%(1)	—	0.1
Total debt(2)	$13.1	$17.2

(1)	Less than $0.1 million.
(2)

Total debt of $13.1 million at March 31, 2018 includes the current portion of furniture loans of $0.1 million and the long term portion of the CIBC loan of $12.9 million. Total debt of $17.2 million at December 31, 2017, respectively, includes the current portion of the furniture loans of $0.1 million and the long term portion of the CIBC loan of $16.9 million.

Note Nine — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
7% Series B convertible preferred stock dividends payable	$3.4	$3.2
Deferred rent liability	1.8	1.9
Technology service liability	1.2	1.2
Deferred income tax liability	0.2	0.2
Total	$6.6	$6.5

Note Ten — Litigation and Other Contingencies

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

Under its by-laws, subject to certain exceptions, the company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The company has separate indemnification agreements with each of its corporate officers and directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification agreements is unlimited; however, the company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the company believes the estimated fair value of these indemnification agreements is minimal. The company had no liabilities recorded for these agreements as of March 31, 2018.

The company’s products may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the company was unable to enforce the terms of its contracts with customers that give it the right to reimbursement for assessed sales taxes, the company could incur tax liabilities in amounts that could be material. The company has considered the changing nature of tax laws, the terms of its customer contracts and its recent audit experience in assessing its exposure to possible and probable sales tax liabilities. Based on its assessment, the company has recorded a sales tax liability of $0.3 million at March 31, 2018.

Note Eleven — Stock-Based Compensation

Restricted Stock

Restricted stock awards are shares of common stock granted to an individual that vest over a period of time. During the vesting period, the holder of restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Restricted stock awards granted during the quarter ended March 31, 2018 were as follows:

Description	Grant Date	Shares	Vesting Schedule
Grants to employees	2/14/2018	105,611	100% on February 28, 2019
Grants to employees	2/14/2018	164,250	50% on February 28, 2020, 6.25% quarterly thereafter
Total		269,861

Restricted stock award activity was as follows for the quarter ended March 31, 2018:

	Shares	Weighted Average Price
Unvested balance at December 31, 2017	1,365,200	$3.65
Granted	269,861	$2.55
Vested	(291,093)	$3.91
Forfeited	(30,547)	$2.75
Unvested balance at March 31, 2018	1,313,421	$3.39

Note Twelve — Loss Per Share

The following table presents the loss per share calculation for the periods presented:

	Quarter Ended
(In millions)	March 31, 2018	March 31, 2017
Net loss	$(2.1)	$(5.0)
Dividends related to 7% Series B convertible preferred stock(1)	(0.2)	(0.1)
Net loss available to common stockholders	$(2.3)	$(5.1)
Per share of common stock:
Basic/diluted net loss available to common stockholders	$(0.07)	$(0.19)

(In thousands)
Weighted average shares outstanding (basic and diluted)	31,747	27,423
Anti-dilutive common stock equivalents(2)	1,493	2,200

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to March 31, 2018. Total accrued dividends were $3.4 million as of March 31, 2018. Dividends will continue to accrue until they are declared by the company’s board of directors. The company has not declared any Series B stock dividends in 2018 or 2017.

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

The following table presents financial instruments measured at fair value measured on a recurring basis:

	March 31, 2018
(In millions)	Carrying value	Level 1	Level 2	Level 3
Warrant liability	$0.3	—	—	$0.3

	December 31, 2017
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$0.5	$0.5	$—	$—
Warrant liability	0.4	—	—	0.4

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of March 31, 2018 due to the short-term nature of these instruments.

The company determined the fair value of the liability for the warrant issued to Hercules, considered a Level 3 liability, using the Black-Scholes model. At March 31, 2018, management used a risk free rate of 2.58%, expected volatility of 53%, and an expected term of 5.34 years. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value (See Note Six – Other Current Liabilities).

The fair value of long-term debt was estimated to be $13.0 million at March 31, 2018.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during the first quarter of 2018. There were no assets or liabilities valued at fair value on a nonrecurring basis during the first quarter of 2018.

Note Fourteen — Subsequent Events

On April 25, 2018, the company entered into an Agreement and Plan of Merger with NICE Systems, Inc., a Delaware corporation (“Parent”), NICE Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Acquisition Sub”), and, solely for the purposes of Section 8.16 of the Merger Agreement, NICE Ltd., a company organized under the laws of the State of Israel (“Guarantor”) (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Acquisition Sub agreed to commence a cash tender offer (the “Offer”) to acquire all of the shares of the company’s common stock (“Common Stock”) and the company’s 7% Series B Convertible Preferred Stock (“Preferred Stock”) for a purchase price of (i) $2.70 per share of Common Stock, net to the holder thereof in cash (the “Common Offer Price”) and (ii) $7.80 per share of Preferred Stock, plus accrued and unpaid dividends payable thereon, if any, as of immediately prior to the Effective Time (as defined in the Merger Agreement), net to the holder thereof in cash (the “Preferred Offer Price”), each without interest.

The consummation of the Offer will be conditioned on (i)  the number of shares of outstanding Common Stock and Preferred Stock being validly tendered and not withdrawn from the Offer, (when considered together with all other company shares, if any, otherwise beneficially owned by Parent and Acquisition Sub) representing a majority of the outstanding shares of company capital stock, voting together as a single-class on an as-if converted to common stock basis (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States (“HSR Act”), (iii) obtaining clearance of the Offer and Merger (as defined below) from the Committee on Foreign Investment in the United States (“CFIUS”),

(iii) receipt by the company of consents to the Offer and Merger from specified company customers and (iv) other customary conditions. The Offer is not subject to a financing condition.

Following the consummation of the Offer, the Merger Agreement provides that Acquisition Sub will be merged with and into the company (the “Merger”) and the company will become a wholly owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals. In the Merger, each outstanding share of Common Stock and Preferred Stock (other than shares owned by Parent, Acquisition Sub or the company, or any of their respective wholly owned subsidiaries, shares held by the company in the company’s treasury or shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Common Offer Price or Preferred Offer Price, as applicable.

In connection with the Merger, all outstanding vested and unvested options to purchase Common Stock under the company’s 1999 Stock Incentive Plan, as amended (each such option, a “Company Option”) will be cancelled and converted into the right to receive, in exchange for the cancellation of each such Company Option, an amount in cash, without interest and less applicable tax withholdings, equal to (i) the Common Offer Price, less the per share exercise price of such Company Option, multiplied by (ii) the total number of shares of the Company’s Common Stock issuable upon exercise in full of such Company Option (the “Company Option Consideration”). If the per share exercise price of any Company Option is equal to or greater than the Common Offer Price, such Company Option will be cancelled without cash payment.

In connection with the Merger, (i) each vested company restricted stock award outstanding, and each unvested company restricted stock award outstanding under the Company Stock Plan (each, a “Restricted Stock Award” and collectively, the “Restricted Stock Awards”) held by a holder holding less, in the aggregate, than 2,000 shares of Common Stock subject to such Restricted Stock Awards, will be cancelled and converted into a right to receive an amount in cash, without interest, equal to (x) the amount of the Common Offer Price multiplied by (y) the total number of shares of Common Stock subject to such award and (ii) with respect to each unvested Restricted Stock Award held by a holder holding, in the aggregate, 2,000 or more shares of Common Stock subject to such unvested Restricted Stock Awards (x) 2,000 shares of Common Stock subject to such unvested Restricted Stock Awards shall be cancelled and converted into the right to receive cash in an amount per share equal to the Common Offer Price and (y) the remaining shares subject to such unvested Restricted Stock Awards shall be assumed by Parent and converted into shares of restricted Guarantor American Depositary Shares (as defined in the Merger Agreement) (collectively, the “Restricted Stock Award Consideration”).

The Merger Agreement contains customary representations, warranties and covenants of the parties. The company has agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, pursuant to the terms of the Merger Agreement, the Company agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for the company to respond to and support unsolicited proposals in the exercise of its fiduciary duties of the board of directors of the company. The company will be obligated to pay a termination fee of $4.454 million to Parent in certain circumstances following termination of the Merger Agreement.

Concurrently with the execution of the Merger Agreement, each of the members of the company’s board of directors and the executive officers of the company, as well as certain stockholders of the company affiliated with members of the board of directors, each in their respective capacities as stockholders of the company, entered into a Tender and Support Agreement with Parent and Acquisition Sub (the “Support Agreement”), pursuant to which the signatories have agreed, among other things, to tender their respective shares of Common Stock (including those owned through the exercise or settlement of Company Options or Company Restricted Stock Awards) and Preferred Stock into the Offer and, during the period from the date of such Support Agreement through the earlier of (i) the date upon which the Merger Agreement is validly terminated and (ii) the effective time of the Merger, to not vote any of their securities in favor of any alternative acquisition proposals.

The company expects to close the Merger in the second half of 2018, subject to the satisfaction or waiver of the applicable closing conditions.

For more information related to the Merger Agreement and Support Agreement, please refer to our Current Report on Form 8-K filed with the SEC on April 26, 2018. The foregoing descriptions of the Merger Agreement and Support Agreement are each qualified in their entirety by reference to the full text of the Merger Agreement and Support Agreement, attached as Exhibit 2.1 and Exhibit 99.1, respectively, to our Current Report on Form 8-K filed with the SEC on April 26, 2018.

On April 25, 2018, the company entered into a second amendment to the loan agreement with CIBC. The amendment excludes certain expenses incurred in connection with the merger from the calculation of adjusted EBITDA, and changes the adjusted EBITDA target for the second quarter of 2018. The amendment also requires the company to have liquidity as of the last day of each calendar month of at least $2.0 million. For more information related to the second amendment, please refer to our Current Report on Form 8-K filed with the SEC on April 26, 2018. The foregoing description of the second amendment is qualified in its entirety by reference to the full text of the second amendment attached as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 26, 2018.

In connection with the Merger Agreement, the company also amended the employment contract of David Gustafson, its Chief Operating Officer. Pursuant to the terms of the amendment, Mr. Gustafson’s salary and annual target bonus were adjusted. The employment agreement amendment is effective only upon and subject to the closing. For more information related to the amendment, please refer to our Current Report on Form 8-K filed with the SEC on April 26, 2018. The foregoing description of the second amendment is qualified in its entirety by reference to the full text of the amendment attached as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 26, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On April 25, 2018, the company entered into an Agreement and Plan of Merger with Parent, Acquisition Sub and, solely for purposes of Section 8.16 thereof, Guarantor. Pursuant to the terms of the Merger Agreement, Acquisition Sub will commence the Offer to acquire all of the shares Common Stock and Preferred Stock for the Common Offer Price and Preferred Offer Price, as applicable, each without interest. The consummation of the Offer will be conditioned on (i)  the number of shares of outstanding

Common Stock and Preferred Stock being validly tendered and not withdrawn from the Offer, (when considered together with all other company shares, if any, otherwise beneficially owned by Parent and Acquisition Sub) representing a majority of the outstanding shares of company capital stock, voting together as a single-class on an as-if converted to common stock basis (ii) expiration or termination of the applicable waiting period under the HSR Act, (iii) obtaining clearance of the Offer and Merger from CFIUS, (iii) receipt by the company of consents to the Offer and Merger from specified company customers and (iv) other customary conditions. The Offer is not subject to a financing condition.

Following the consummation of the Offer, subject to customary conditions, the Merger will also be consummated. In the Merger, each outstanding share of Common Stock and Preferred Stock (other than shares owned by Parent, Acquisition Sub or the company, or any of their respective wholly owned subsidiaries, shares held by the company in the company’s treasury or shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Common Offer Price or Preferred Offer Price, as applicable, without interest, less any applicable withholding taxes.

In connection with the Merger, all outstanding Company Options will be cancelled and converted into the right to receive, in exchange for the cancellation of each such Company Option, the Company Option Consideration. If the per share exercise price of any Company Option is equal to or greater than the Common Offer Price, such Company Option will be cancelled without cash payment. In connection with the Merger, (i) each Restricted Stock Award held by a holder holding less, in the aggregate, than 2,000 shares of Common Stock subject to such Restricted Stock Awards, will be cancelled and converted into a right to receive an amount in cash, without interest, equal to (x) the amount of the Common Offer Price multiplied by (y) the total number of shares of Common Stock subject to such award and (ii) with respect to each unvested Restricted Stock Award held by a holder holding, in the aggregate, 2,000 or more shares of Common Stock subject to such unvested Restricted Stock Awards (x) 2,000 shares of Common Stock subject to such unvested Restricted Stock Awards shall be cancelled and converted into the right to receive cash in an amount per share equal to the Common Offer Price and (y) the remaining shares subject to such unvested Restricted Stock Awards shall be assumed by Parent and converted into the Restricted Stock Award Consideration.

The Merger Agreement contains customary representations, warranties and covenants of the parties. The company has agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, pursuant to the terms of the Merger Agreement, the Company agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for the company to respond to and support unsolicited proposals in the exercise of its fiduciary duties of the board of directors of the company. The company will be obligated to pay a termination fee of $4.454 million to Parent in certain circumstances following termination of the Merger Agreement.

We expect to close the Merger in the second half of 2018, subject to the satisfaction or waiver of the applicable closing conditions. However, we have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the forward-looking statements contained in this report as if we were going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this report would no longer be applicable.

For more information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on April 26, 2018. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2018.

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

Performance Highlights

The following table presents our key metrics for the periods presented:

	Quarter Ended
(Dollars in millions)	March 31, 2018	March 31, 2017
ACV bookings	$1.7	$3.5
Rolling four quarters ACV bookings	$12.2	$19.0
Backlog	$3.5	$14.5
Gross margin	71%	69%

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

Results of Operations

	Quarter Ended
(Dollars in millions)	March 31, 2018	March 31, 2017	Change
Total revenue	$13.7	$11.0	25%
Total cost of revenue, exclusive of depreciation and amortization	3.9	3.4	14%
Other operating expenses	11.8	11.6	1%
Operating loss	2.0	4.1	(51)%
Non-operating expenses	0.2	0.9	(82)%
Net loss	2.1	5.0	(57)%

Revenue

	Quarter Ended
(Dollars in millions)	March 31, 2018	March 31, 2017	Change
Subscription revenue	$13.0	$10.4	26%
Other revenue	0.7	0.6	18%
Total	$13.7	$11.0	25%

Total revenue increased by $2.7 million in the first quarter of 2018 compared with the same period in 2017. Subscription revenue in the first quarter of 2018 increased by $2.6 million compared with the same period in 2017. The table below details the increase in subscription revenue.

Subscription Contracts

	Quarter Ended
(Dollars in millions)	March 31, 2018	% of Revenue
Due to growth from existing clients	$2.0	19%
Due to new client acquisitions	0.8	8%
Due to termination of contracts	(0.2)	(2)%
Total	$2.6	26%

We received a substantial portion of our revenue from a limited number of clients. Higher concentration of revenue with a single client or a limited group of clients creates increased revenue risk if one of these clients significantly reduces its demand for our services. Since the end of 2017, subscription contracts accounting for approximately 75% of the revenue earned from United Healthcare in 2017 either expired or were terminated by the customer.

Highest Revenue Generating Clients:

	Quarter Ended
	March. 31,	March. 31,
	2018	2017
	(% of total revenue)
Top 5 Clients	63%	77%
Top 10 Clients	85%	91%

Clients Accounting for 10% or More of Total Revenue:

	Quarter Ended
	March. 31,	March. 31,
	2018	2017
	(% of total revenue)
CVS Caremark Corporation	18%	17%
United HealthCare Services, Inc.	18%	33%
TriWest Healthcare Alliance Corp	11%	15%

Total Cost of Revenue, Exclusive of Depreciation and Amortization

	Quarter Ended March 31, 2018		Quarter Ended March 31, 2017		Period to Period Change
(Dollars in millions)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$3.9	29%	$3.4	31%	$0.5	14%

Total cost of revenue increased in the first quarter of 2018 when compared to the same period in 2017. The increase is attributable to an increase in compensation costs and net deployment costs. An increase in headcount resulted in additional compensation costs of $0.1 million. In the first quarter of 2018 less ongoing deployment projects led to a $0.2 million decrease in deferred deployments. More go-lives between the first quarters ended in 2017 and 2018 resulted in an increase in amortization of deployment costs of $0.2 million.

The decrease in cost of revenue as a percentage of revenue can primarily be attributed to a changing product mix weighted more towards our personality-based routing (PBR) contracts. PBR contracts have lower deployment costs, shorter implementation times, and require less ongoing support than our traditional behavioral analytics product. This allows us to more efficiently deploy the product and begin generating revenue.  There were ten PBR contracts that went live from the end of the first quarter of 2017 to the end of the first quarter of 2018. PBR revenue for the first quarter of 2018 and 2017 approximated $3.4 million and $1.4 million, respectively.

Cost of revenue as a percentage of revenue fluctuates due to (1) changes in product mix towards more traditional products and (2) the level of deployments in process, which affects the amount of deployment costs deferred.

Other Operating Expenses

Other operating expenses include product development, sales and marketing, general and administrative, and depreciation and amortization.

Other operating expenses increased $0.2 million in the first quarter of 2018 when compared with the same period in 2017. The table below highlights the impact of key events in the quarter.

	Quarter Ended March 31, 2018
(Dollars in millions)	Amount of change	% of total expense
Professional services expenses	$0.3	2%
Technology maintenance and support	0.2	2%
Technology depreciation costs	(0.1)	(1)%
Reduction of third-party marketing services	(0.1)	(1)%
Reduction in travel expenses	(0.1)	(1)%
Total	$0.2	1%

Increases in professional services expense associated with legal fees contributed to the increase when compared to the first quarter in 2017, as well as increases in technology support costs for new service contracts. These increases were offset by decreases in third party marketing services and travel expenses due to active cost savings efforts.

In the second quarter of 2018, we expect to incur significant expenses for professional services related to the proposed Merger, which we will incur even if the Merger is not consummated. This increase will cause general and administrative expenses in the second quarter of 2018 to significantly increase in absolute dollars and as a percentage of revenue.

Non-Operating Expenses

Non-operating expenses consist primarily of interest and other borrowing costs, changes in the fair value of the warrant liability and other non-operating income. Non-operating expenses decreased by $0.7 million in the first quarter of 2018 compared with the same period in 2017.

	Quarter Ended
(Dollars in millions)	March 31, 2018	March 31, 2017
Weighted average borrowings outstanding	$9.2	$22.5
Average cost of borrowing (annualized) (1)	6.16%	14.96%

(1) Average cost of borrowings includes interest, discount accretion and debt issuance costs. Commitment fees on line of credit agreements, one-time termination fees, and capital lease interest is not included in the average cost of borrowings.

Interest and other borrowing costs decreased by $0.7 million in the first quarter of 2018 compared with the same period in 2017. The decrease is a result of lower debt and more favorable financing terms on the revolving debt agreement with CIBC Bank USA (CIBC).

Income Tax (Provision) Benefit

Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets. As of March 31, 2018 and 2017, total net deferred tax assets of approximately $58.6 million and $85.5 million, respectively, were fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal cash requirements are to fund working capital needs, investments in Behavioral Analytics technology and infrastructure, and other revenue-generating and growth investments. Cash and cash equivalents were $8.7 million and $9.0 million at March 31, 2018 and December 31, 2017, respectively.

Net cash used in operating activities decreased by $7.9 million in the first quarter of 2018 when compared with the same period in 2017. The decrease was primarily due to: (i) a $2.8 million decrease in net loss, which was largely attributable to growth in customer base and (ii) an increase in unearned revenue of $5.5 million due to customers’ annual prepayments for services. Cash used in investing activities decreased by $0.4 million in 2018 when compared with 2017 due to fewer fixed asset purchases. Net cash used in financing activities decreased by $18.7 million in 2018 when compared with 2017, primarily as a result of $14.8 million, net of fees received from the sale of 5,328,187 shares of common stock pursuant to a private placement of common stock in the first quarter of 2017, as well as a net repayment of $4.0 million.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our 7% Series B convertible preferred stock (Series B stock) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through March 31, 2018 (the aggregate amount of these dividends was approximately $3.4 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and may not exceed $0.2 million in the aggregate in any calendar year, as per our loan agreement with CIBC. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of March 31, 2018, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). We anticipate that our current unrestricted cash resources, together with operating revenue, capital lease financing, and borrowing capacity, should be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

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

The principal amount outstanding under the credit facility will accrue interest at a floating annual rate equal to 1 month, 2 month or 3 month LIBOR (as selected by us) plus 5.50%, payable monthly. In addition, we will pay a non-use fee on the credit facility of 25 basis points (0.25%) per annum of the average unused portion of the credit facility.  The amount we may borrow under the credit facility is limited to five times our monthly recurring revenue (as determined in accordance with the terms and conditions set forth in the loan agreement), multiplied by a dynamic churn factor that is based upon the ratio of recurring revenue retained in the prior twelve month period relative to the total amount of recurring revenue at the beginning of the period.

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

On March 29, 2018, we amended the loan agreement with CIBC. The amendment adjusts our quarterly EBITDA targets and increases the applicable margin for loans bearing interest at LIBOR from 4.50% to 5.50% and for loans bearing interest at the base rate from 1.75% to 2.75%. The amendment increases our minimum total revenue thresholds for the first and second quarters of 2018 by an average of approximately 3% each quarter and reduces the applicable total revenue thresholds for each of the third and fourth quarters of 2018 by an average of approximately 6% each quarter. The amendment also provides CIBC with the ability to impose discretionary reserves against the borrowing base. CIBC subsequently imposed a reserve of $5.0 million, effectively reducing total availability to $15 million. CIBC has the ability to increase the reserves against the revolving loan availability at their discretion. We classified the CIBC debt as long term and we do not expect CIBC to demand repayment within the next 12 months. We paid CIBC a non-refundable amendment fee of $0.1 million. As of April 2018, we have repaid $4.5 million of principal on the revolving line of credit. If the NICE transaction does not occur or is delayed, we would need to raise capital and negotiate modifications to our loan agreement and there is no assurance that we would have access to additional external capital resources on acceptable terms.

On April 25, 2018, the company entered into a second amendment to the loan agreement with CIBC. The amendment excludes certain expenses incurred in connection with the merger from the calculation of adjusted EBITDA, and changes the adjusted EBITDA target for the second quarter of 2018. The amendment also requires the company to have liquidity as of the last day of each calendar month of at least $2.0 million (See Note Fourteen — Subsequent Events).

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our ongoing equipment requirements. Capital lease obligations were $2.5 million as of March 31, 2018 and $3.2 million as of December 31, 2017. We expect to incur new capital lease obligations of approximately $1.9 million for 2018 as we continue to expand our investment in the infrastructure for Behavioral Analytics. Certain letters of credit are secured by $2.5 million of restricted cash.

Accounts Receivable Customer Concentration

As of March 31, 2018, three clients, United HealthCare Services, Inc., Progressive Casualty Insurance Company, and Macy’s accounted for 18%, 13% and 13% of total gross accounts receivable, respectively. Of these amounts, we have collected 55% from United HealthCare Services, Inc., 93% from Progressive Casualty Insurance Company and 53% from Macy’s through May 7, 2018. Of the total March 31, 2018 gross accounts receivable, we have collected 63% as of May 7, 2018. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes. We do not currently engage, nor is there any plan to engage, in hedging foreign currency risk.

We also have interest rate risk with respect to changes in variable interest rates on our revolving line of credit and other borrowings, capital leases, and cash and cash equivalents. Interest on the loan agreement with CIBC is currently based on a floating annual rate equal to 1 month, 2 month or 3 month LIBOR rate (as selected by us) plus 5.50%, payable monthly. A change in interest rate impacts the interest and other borrowing costs and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are a number of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Quarterly Report on Form 10-Q, we believe the more significant of such risks and uncertainties include the following (for a description of the risk factors, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017):

•	We have not realized an operating profit in eighteen years and there is no guarantee that we will realize an operating profit in the foreseeable future.
•	Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.
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

Other than as set forth below under “Risks Related to Our Proposed Merger”, there have been no material changes in these risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to Our Proposed Merger

Our proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in the second half of 2018, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•

If the Merger is not completed, and no other party is willing and able to acquire us at the Common Offer Price or higher, on terms acceptable to us, the share price of our common stock is likely to decline, particularly to the extent that the current market price reflects a market assumption that the proposed Merger will be completed;

•

We have incurred, and will continue to incur, significant expenses for professional services related to the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the transaction;

•	A failed Merger may result in negative publicity and/or give a negative impression of us among our customers or in the investment community or business community generally; and
•	If the Merger Agreement is terminated under certain circumstances, we may be required to pay Parent a termination fee of $4.454 million.

The announcement and pendency of Parent’s proposed acquisition of us pursuant to the Offer and subsequent Merger could adversely affect our business, financial condition and results of operations.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•

Third parties may determine to delay or defer purchase decisions with regard to our products or services or terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•

The diversion of significant management and employee time and resources towards the completion of the Offer and the Merger and the unavoidable disruption to our relationships with employees, customers and other business partners may detract from our ability to grow revenues and minimize cost;

•	The impairment of our ability to attract and retain key personnel;
•

The restrictions on the conduct of our business prior to the completion of the Merger, which prevents us from taking specified actions without the prior consent of Parent, which we might otherwise take in absence of the Merger Agreement; and

•	We may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our Common Stock, Preferred Stock, Company Options, and Restricted Stock Awards, and the receipt of change in control or other severance payments and employment offers in connection with the proposed transactions.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal to acquire us. These provisions include our agreement not to solicit or initiate any discussions with third parties regarding proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Parent a termination fee of $4.454 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer and the Merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Lawsuits may be filed against us and the members of our board of directors arising out of our acquisition by Parent, which may delay or prevent the proposed transaction.

Putative stockholder class action complaints and other lawsuits may be filed against us, our board of directors, Parent and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain and we may not be successful in defending against any such future claims. Lawsuits, that may be filed against us could delay or prevent our acquisition by Parent, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of common stock in the first quarter of 2018. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. We have not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2018 – January 31, 2018	—	$—
February 1, 2018 – February 28, 2018	87,519	$2.36
March 1, 2018 – March 31, 2018	28	$2.15
Total	87,547	$2.36

(1)	The shares reflected in this column were purchased in order to satisfy tax withholding obligations related to the vesting of restricted stock awards issued pursuant to our 1999 Stock Incentive Plan.

Item 6. Exhibits

2.1

Agreement and Plan of Merger by and among NICE Systems, Inc., NICE Acquisition Sub, Inc., Mattersight Corporation, and, solely for purposes of Section 8.16 thereof, NICE Ltd., dated as of April 25, 2018. (Certain schedules and annexes referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished as a supplement to the U.S. Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on April 26, 2018).

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

3.2.1

Amended and Restated Bylaws of Mattersight Corporation (incorporated by reference to Exhibit 3.1 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on April 26, 2018).

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

10.1

Amendment to Loan and Security Agreement, dated March  29, 2018, between Mattersight Corporation and CIBC BANK USA (formerly known as The PrivateBank and Trust Company) (incorporated by reference to Exhibit 10.2 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on March 29, 2018).

10.2

Second Amendment to Loan and Security Agreement, dated April 25, 2018, between Mattersight Corporation and CIBC BANK USA (formerly known as The PrivateBank and Trust Company) (incorporated by reference to Exhibit 10.3 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on April 26, 2018).

10.3+

Amendment to Employment Agreement, dated as of April 25, 2018, by and among David Gustafson, Mattersight Corporation, and NICE Systems, Inc. (incorporated by reference to Exhibit 10.4 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on April 26, 2018).

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of David B. Mullen under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and David B. Mullen under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Form of Tender and Support Agreement, by and among NICE Systems, Inc., NICE Acquisition Sub, Inc. and certain directors, executive officers, and other stockholders of Mattersight Corporation, dated as of April 25, 2018 (incorporated by reference to Exhibit 99.2 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on April 26, 2018).

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the quarter ended March 31, 2018 and March 31, 2017, (iii) Consolidated Statements of Comprehensive Loss for the quarter ended March 31, 2018 and March 31, 2017, (iv) Consolidated Statements of Cash Flows for the quarter ended March 31, 2018 and March 31, 2017, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2018.

MATTERSIGHT CORPORATION

By	/s/ DAVID B. MULLEN
David B. Mullen
Senior Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ ROSE CAMMARATA
Rose Cammarata
Vice President and Controller
(Duly authorized signatory and
Principal Accounting Officer)