Form 10-Q
period 2018-06-30
Mattersight Corp
filed 2018-08-09
CIK 1094348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2018 was 33,208,305.

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

Item 1. Financial Statements

MATTERSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,826	$9,044
Receivables net of allowances of $39 and $41, at June 30, 2018 and December 31, 2017, respectively	7,309	6,565
Prepaid expenses	5,811	5,805
Other current assets	60	65
Total current assets	16,006	21,479
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $26,819 and $24,955, at June 30, 2018 and December 31, 2017, respectively	6,330	8,572
Goodwill	972	972
Intangible assets, net of amortization of $4,607 and $4,357, at June 30, 2018 and December 31, 2017, respectively	2,808	2,952
Other long-term assets (includes $0 and $2,675 in restricted cash, at June 30, 2018 and December 31, 2017, respectively)	2,747	5,960
Total assets	$28,863	$39,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,714	$93
Accounts payable	999	1,474
Accrued compensation and related costs	1,793	3,312
Unearned revenue	6,005	3,032
Capital leases	1,515	1,967
Other current liabilities	5,732	3,399
Total current liabilities	17,758	13,277
Long-term debt	6,890	17,056
Long-term unearned revenue	830	914
Long-term capital leases	609	1,190
Other long-term liabilities	6,500	6,475
Total liabilities	32,587	38,912
7% Series B convertible preferred stock, $0.01 par value; 5,000,000 shares authorized and designated; 1,637,786 and 1,637,786 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $11,860 and $11,568, at June 30, 2018 and December 31, 2017, respectively	8,353	8,353
Stockholders’ Equity:
Preferred stock, $0.01 par value; 35,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,326,927 and 33,083,180 shares issued at June 30, 2018 and December 31, 2017, respectively; 33,216,071 and 33,039,713 shares outstanding at June 30, 2018 and December 31, 2017, respectively	333	331
Additional paid-in capital	278,035	275,963
Accumulated deficit	(286,094)	(279,425)
Treasury stock, at cost, 110,856 and 43,467 shares at June 30, 2018 and December 31, 2017, respectively	(269)	(117)
Accumulated other comprehensive loss	(4,082)	(4,082)
Total stockholders’ deficit	(12,077)	(7,330)
Total liabilities and stockholders’ equity	$28,863	$39,935

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenue:
Subscription revenue	$10,995	$9,943	$23,981	$20,286
Other revenue	730	615	1,458	1,231
Total revenue	11,725	10,558	25,439	21,517
Operating expenses:
Total cost of revenue, exclusive of depreciation and amortization	3,564	3,313	7,490	6,752
Product development	3,723	3,586	7,164	6,907
Sales and marketing	3,253	3,018	6,761	6,468
General and administrative	3,893	3,115	7,296	6,410
Depreciation and amortization	1,356	1,726	2,783	3,271
Total operating expenses	15,789	14,758	31,494	29,808
Operating loss	(4,064)	(4,200)	(6,055)	(8,291)
Non-operating income (expense):
Interest and other borrowing costs	(343)	(1,050)	(609)	(2,019)
Loss on early extinguishment of debt	—	(1,834)	—	(1,834)
Change in fair value of warrant liability	(125)	263	(15)	360
Other non-operating income	—	31	1	41
Total non-operating expense	(468)	(2,590)	(623)	(3,452)
Loss before income taxes	(4,532)	(6,790)	(6,678)	(11,743)
Income tax (provision) benefit	(6)	(13)	9	(12)
Net loss	(4,538)	(6,803)	(6,669)	(11,755)
Dividends related to 7% Series B convertible preferred stock	(146)	(146)	(292)	(292)
Net loss available to common stockholders	$(4,684)	$(6,949)	$(6,961)	$(12,047)
Per share of common stock:
Basic net loss available to common stockholders	$(0.15)	$(0.22)	$(0.22)	$(0.41)
Diluted net loss available to common stockholders	$(0.15)	$(0.22)	$(0.22)	$(0.41)
Shares used to calculate basic net loss per share	31,927	31,336	31,837	29,379
Shares used to calculate diluted net loss per share	31,927	31,336	31,837	29,379
Stock-based compensation expense is included in individual line items above:
Total cost of revenue	$164	$156	$339	$237
Product development	337	195	688	329
Sales and marketing	158	—	342	123
General and administrative	469	407	1,039	761

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net loss	$(4,538)	$(6,803)	$(6,669)	$(11,755)
Other comprehensive loss:
Effect of foreign currency translation	—	(7)	—	(26)
Comprehensive net loss	$(4,538)	$(6,810)	$(6,669)	$(11,781)

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net loss	$(6,669)	$(11,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,783	3,271
Stock-based compensation	2,408	1,450
Discount accretion and other debt-related costs	20	1,417
Provision for uncollectible accounts	(4)	(160)
Change in fair value of warrant liability	15	(360)
Changes in assets and liabilities:
Receivables	(740)	912
Prepaid expenses	(470)	(537)
Other current assets	32	187
Other long-term assets	688	(325)
Accounts payable	36	(303)
Accrued compensation and related costs	(1,519)	714
Unearned revenue	2,889	(450)
Other current liabilities	2,669	(6)
Other long-term liabilities	(268)	(192)
Total adjustments	8,539	5,618
Net cash provided by (used in) operating activities	1,870	(6,137)
Cash Flows from Investing Activities:
Capital expenditures	(307)	(2,152)
Investment in intangible assets	(91)	(105)
Net cash used in investing activities	(398)	(2,257)
Cash Flows from Financing Activities:
Proceeds from line of credit	4,500	13,500
Repayments of line of credit	(13,000)	—
Repayments of term loan and other borrowings	(420)	(23,006)
Cash paid to satisfy tax withholding upon vesting of employee stock awards	(270)	(973)
Principal payments on capital lease obligations	(1,131)	(1,269)
Proceeds from issuance of common stock, net of costs	—	14,736
Proceeds from employee stock purchase plan	106	120
Fees paid for issuance of debt	(150)	(206)
Debt prepayment costs	—	(692)
Net cash (used in) provided by financing activities	(10,365)	2,210
Effect of exchange rate changes on cash and cash equivalents	—	(26)
Decrease in total cash	(8,893)	(6,210)
Cash and cash equivalents	9,044	12,538
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	2,675	4,210
Total cash, beginning of period	11,719	16,748
Cash and cash equivalents	2,826	7,138
Restricted cash (included in Other long-term assets on the Consolidated Balance Sheets)	—	3,400
Total cash, end of period	$2,826	$10,538
Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$98	$2,014
Capital equipment purchased on credit	98	2,014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$572	$1,806

See accompanying notes to the Unaudited Consolidated Financial Statements.

MATTERSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note One — Basis of Presentation

The accompanying interim consolidated financial statements include Mattersight Corporation and its subsidiaries (collectively, Mattersight or the company). The accompanying interim consolidated financial statements have been prepared without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2018 and December 31, 2017 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

On January 1, 2018, the company adopted ASU 2014-09: Revenue from Contracts with Customers (Topic 606). This update sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. The underlying principle of the new standard is that an organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The company adopted using the modified retrospective transition method and there were no material adjustments to beginning retained deficits. Changes in the period as a result of adopting the ASU relate to billings for certain non-cancelable contracts. The following table reconciles the balances as presented to the adjustments made to implement the new revenue recognition standard:

(In millions)	As Presented at December 31, 2017	Impact of New Revenue Standard	Adjusted at January 1, 2018
Assets
Receivables, net of allowances	$6.6	$0.4	$7.0
Liabilities
Unearned revenue	3.0	0.1	3.1
Long-term unearned revenue	0.9	0.3	1.2

	As of June 30, 2018
(In millions)	As reported under ASC 606	Impact of New Revenue Standard	Proforma under ASC 605
Assets
Receivables, net of allowances	$7.3	$(0.2)	$7.1
Liabilities
Unearned revenue	6.0	(0.2)	5.8
Long-term unearned revenue	0.8	—	0.8

On January 1, 2018, the company adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard was adopted with no impact to the financial statements.

On January 1, 2018, the company condensed the cost of revenue items to present cost of revenue as a single line item. Cost of other revenue was determined to be immaterial to the financial statements. There was no change to the expense classification and the current period is comparable to the prior period.

On April 25, 2018, the company entered into an Agreement and Plan of Merger with NICE Systems, Inc., a Delaware corporation (Parent), NICE Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Acquisition Sub), and, solely for the purposes of Section 8.16 of the Merger Agreement, NICE Ltd., a company organized under the laws of the State of Israel (Guarantor) (the Merger Agreement) under which the company would be acquired by and merged with a wholly-owned subsidiary of Parent (the Merger) (See Note Fourteen — Merger Agreement and Related Matters).

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

Disaggregation of Revenue

The company’s service contracts primarily fall into one of two categories (i) predictive behavioral routing and (ii) other behavioral analytics. Predictive behavioral routing revenue is included in subscription revenue and other behavioral analytics revenue is included in both subscription and other revenue. The following table sets forth revenue by service category:

	Quarter Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Predictive behavioral routing	$3.4	$1.6	$6.7	$3.0
Other behavioral analytics	8.3	9.0	18.7	18.5
Total	$11.7	$10.6	$25.4	$21.5

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

The following table sets forth the activity in deferred sales commissions and deferred deployment costs.

		Deferred
	Deferred Sales	Deployment
(In millions)	Commissions	Costs
Balance at January 1, 2018	$1.1	$3.1
Costs recognized as assets	0.3	0.5
Amortization of costs	(0.6)	(0.7)
Balance at March 31, 2018	0.8	2.9
Costs recognized as assets	0.1	0.4
Amortization of costs	(0.3)	(0.6)
Balance at June 30, 2018	$0.6	$2.7

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, of the contracts that have gone live or are in active deployments, approximately $54.6 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately 57% of these remaining performance obligations over the next 12 months, with the remainder thereafter. Revenue from remaining performance obligations for other revenue was immaterial at June 30, 2018.

Contract Balances

Certain contracts with customers allow for additional fees if a customer exceeds the baseline number of users during a billing period. These fees are recognized as contract assets and revenue in advance of the right to payment from customers. Substantially all fees recognized in advance of the right to payment were billed to customers by the end of the quarter ended June 30, 2018.

Customer contracts may be billed annually, quarterly, or monthly in advance and are recognized as contract liabilities until services are rendered. The following table sets forth the activity in contract liabilities:

(In millions)	Contract Liabilities
Balance January 1, 2018	$3.9
Revenue recognized that was included in the contract liability at the beginning of the period	(0.8)
Increases due to billings, excluding amounts recognized as revenue during the period	6.1
Net decrease (increase) due to changes in transaction price as a result of revised estimates of variable consideration	—
Balance March 31, 2018	9.2
Revenue recognized that was included in the contract liability at the beginning of the period	(0.3)
Net decrease due to billings, excluding amounts recognized as revenue during the period	(2.1)
Balance at June 30, 2018	$6.8

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

Current prepaid expenses consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Prepaid technology maintenance costs	$2.6	$2.0
Deferred deployment costs	1.8	1.9
Prepaid commissions	0.6	1.1
Prepaid marketing	0.3	0.5
Prepaid insurance	0.2	0.1
Other	0.3	0.2
Total	$5.8	$5.8

Note Five — Other Long-Term Assets

Other long-term assets includes the long-term portion of prepaid technology and maintenance support, deferred deployment costs, restricted cash, and prepaid marketing related to Behavioral Analytics.  Restricted cash represents cash used to collateralize certain letters of credit issued to support the company’s equipment leasing activities. Costs included in long-term assets will be recognized over the remaining term of the contracts beyond the first twelve months.  Other long-term assets consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Prepaid technology and maintenance support	$1.4	$1.9
Deferred deployment costs	0.9	1.2
Prepaid marketing	0.4	—
Restricted cash	—	2.7
Other	—	0.2
Total	$2.7	$6.0

Note Six — Other Current Liabilities

Other current liabilities consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Accrued vendor payable	$1.8	$1.9
Accrued legal payable	1.4	0.1
Customer rebates and credits	1.1	0.3
Sales tax liability	0.5	0.1
Deferred rent liability	0.4	0.5
Warrant liability	0.4	0.4
Other	0.1	0.1
Total	$5.7	$3.4

On August 1, 2016, the company issued a warrant to Hercules Capital, Inc. (Hercules) that gives Hercules the right to purchase shares of the company’s common stock at $3.50 per share. The warrant is exercisable for 357,142 shares of common stock and expires on August 1, 2023. The warrant is accounted for as a liability and carried at fair market value using the Black-Scholes model. Changes in the warrant’s fair market value are recognized in non-operating income (expense) on the consolidated statements of operations.

Note Seven — Leases

Capital Leases

Assets under capital leases consist primarily of computer hardware and related equipment. The gross amount of assets recorded under capital leases was $5.5 million and $7.3 million at June 30, 2018 and December 31, 2017, respectively.  Depreciation expense related to assets under capital leases is included in depreciation and amortization expense on the consolidated statements of operations.

As of June 30, 2018, the future minimum lease payments due under capital leases are expected to be as follows:

(In millions)
Year	Amount
Remainder of 2018	$1.0
2019	1.1
2020	0.2
2021	—
Total minimum lease payments	$2.3
Less: amount representing interest	(0.2)
Present value of minimum lease payments	$2.1

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

The average outstanding balance on the revolving line of credit during the first six months of 2018 was $8.9 million. In March 2018, CIBC established a reserve of $5.0 million against the revolving loan agreement, effectively reducing total availability to $15 million. CIBC has the ability to increase the reserves against the revolving loan availability at their discretion. As of June 30, 2018, $8.4 million remains outstanding on the revolving line of credit with the ability to draw an additional $4.5 million. The company has classified a portion of the CIBC debt as long term and does not expect CIBC to demand repayment within the next 12 months. There are also $1.2 million in outstanding letters of credit issued by CIBC against the line of credit. If the transactions contemplated under the Merger Agreement do not occur or are delayed, the company would need to raise capital and negotiate modifications to the loan agreement and there is no assurance that the company would have access to additional external capital resources on acceptable terms.

On April 25, 2018, the company entered into a second amendment to the loan agreement with CIBC. The amendment excludes certain expenses incurred in connection with the merger from the calculation of adjusted EBITDA, and changed the adjusted EBITDA target for the second quarter of 2018. The amendment also requires the company to have liquidity as of the last day of each calendar month of at least $2.0 million. The company paid CIBC a non-refundable amendment fee of $0.1 million. (See Note Fourteen — Merger Agreement and Related Matters).

Debt consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
CIBC loan due June 29, 2020, effective borrowing rate of 6.55% and 5.93% at June 30, 2018 and December 31, 2017	$8.4	$16.9
Furniture loan due May 2021, effective borrowing rate of 9.10%	0.1	0.1
Furniture loan due May 2021, effective borrowing rate of 9.55%	0.1	0.1
Furniture loan due July 2019, effective borrowing rate of 13.98%(1)	—	0.1
Total debt(2)	$8.6	$17.2

(1)	Less than $0.1 million.
(2)

Total debt of $8.6 million at June 30, 2018 includes the current portion of the CIBC loan of $1.6 million and furniture loans of $0.1 million and the long term portion of the CIBC loan of $6.8 million and furniture loans of $0.1 million. Total debt of $17.2 million at December 31, 2017, includes the current portion of the furniture loans of $0.1 million and the long term portion of the CIBC loan of $16.9 million and furniture loans of $0.2 million.

Note Nine — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
7% Series B convertible preferred stock dividends payable	$3.5	$3.2
Deferred rent liability	1.7	1.9
Technology service liability	1.1	1.2
Deferred income tax liability	0.2	0.2
Total	$6.5	$6.5

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

Under its by-laws, subject to certain exceptions, the company has agreed to indemnify its corporate officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity or in certain related capacities. The company has separate indemnification agreements with each of its corporate officers and directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its by-laws and the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification agreements is unlimited; however, the company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid under these indemnification agreements. As a result of its insurance policy coverage, the company believes the estimated fair value of these indemnification agreements is minimal. The company had no liabilities recorded for these agreements as of June 30, 2018.

Between May 16 and May 21, 2018, three stockholders filed putative class action complaints in the federal and state courts located in Delaware challenging the transactions contemplated under the Merger Agreement. While each of these actions was subsequently withdrawn or voluntarily dismissed, there is no guarantee that similar actions will not be filed against the company, its board of directors, the Parent company and others in connection with the transactions contemplated by the Merger Agreement in the future.  The outcome of litigation is uncertain and the company may not be successful in defending against any such future claims. Additional lawsuits that may be filed to challenge the Merger Agreement could delay or prevent the acquisition by Parent, divert the attention of management and employees from the day-to-day business, and otherwise adversely affect the company financially.

The company’s products are subject to sales tax in certain jurisdictions. In a recent ruling by the Supreme Court of the United States, online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state.  In response to the Court’s decision, states or local governments may now enforce the collection and remittance of sales tax in their jurisdiction. A successful assertion by the taxing authority that the company has not properly collected sales or other transaction taxes, could result in the company incurring substantial tax liabilities. The company has considered the changing nature of tax laws, the terms of its customer contracts and its recent audit experience in assessing its exposure to possible and probable sales tax liabilities. Based on its assessment as of June 30, 2018, the company has recorded a sales tax liability of $0.5 million, which includes a $0.1 million reserve, as well as $0.4 million current sales tax collections from customers prior to remittance to taxing authorities.

Note Eleven — Stock-Based Compensation

Restricted Stock

Restricted stock awards are shares of common stock granted to an individual that vest over a period of time. During the vesting period, the holder of restricted stock receives all of the benefits of ownership (right to dividends, voting rights, etc.), other than the right to sell or otherwise transfer any interest in the stock. Restricted stock awards granted during the six months ended June 30, 2018 were as follows:

Description	Grant Date	Shares	Vesting Schedule
Grants to employees	2/14/2018	105,611	100% on February 28, 2019
Grants to employees	2/14/2018	164,250	50% on February 28, 2020, 6.25% quarterly thereafter
Total		269,861

Restricted stock award activity was as follows for the six months ended June 30, 2018:

	Shares	Weighted Average Price
Unvested balance at December 31, 2017	1,365,200	$3.65
Granted	269,861	$2.55
Vested	(372,576)	$3.96
Forfeited	(40,807)	$2.72
Unvested balance at June 30, 2018	1,221,678	$3.33

Note Twelve — Loss Per Share

The following table presents the loss per share calculation for the periods presented:

	Quarter Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(4.5)	$(6.8)	$(6.7)	$(11.7)
Dividends related to 7% Series B convertible preferred stock(1)	(0.2)	(0.1)	(0.3)	(0.3)
Net loss available to common stockholders	$(4.7)	$(6.9)	$(7.0)	$(12.0)
Per share of common stock:
Basic/diluted net loss available to common stockholders	$(0.15)	$(0.22)	$(0.22)	$(0.41)
(In thousands)
Weighted average shares outstanding (basic and diluted)	31,927	31,336	31,837	29,379
Anti-dilutive common stock equivalents(2)	1,481	1,120	1,487	1,660

(1)

Dividends on 7% Series B convertible preferred stock (Series B stock) are cumulative and have been accrued from July 1, 2012 to June 30, 2018. Total accrued dividends were $3.5 million as of June 30, 2018. Dividends will continue to accrue until they are declared by the company’s board of directors. The company has not declared any dividends with respect to the Series B stock in 2018 or 2017.

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

The following table presents financial instruments measured at fair value measured on a recurring basis:

	June 30, 2018
(In millions)	Carrying value	Level 1	Level 2	Level 3
Warrant liability	$0.4	—	—	$0.4

	December 31, 2017
	Carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market fund	$0.5	$0.5	$—	$—
Warrant liability	0.4	—	—	0.4

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated their fair values as of June 30, 2018 due to the short-term nature of these instruments.

The company determined the fair value of the liability for the warrant issued to Hercules, considered a Level 3 liability, using the Black-Scholes model. At June 30, 2018, management used a risk free rate of 2.73%, expected volatility of 53%, and an expected term of 5.09 years. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value (See Note Six – Other Current Liabilities).

The fair value of long-term debt was estimated to be $6.9 million at June 30, 2018.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during 2018. There were no assets or liabilities valued at fair value on a nonrecurring basis during the first six months of 2018.

Note Fourteen — Merger Agreement and Related Matters

On April 25, 2018, the company entered into the Merger Agreement with Parent, Acquisition Sub, and, solely for the purposes of Section 8.16 of the Merger Agreement, Guarantor. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Acquisition Sub agreed to commence a cash tender offer (the Offer) to acquire all of the shares of the company’s common stock (Common Stock) and the company’s 7% Series B Convertible Preferred Stock (Preferred Stock) for a purchase price of (i) $2.70 per share of Common Stock, net to the holder thereof in cash (the Common Offer Price) and (ii) $7.80 per share of Preferred Stock, plus accrued and unpaid dividends payable thereon, if any, as of immediately prior to the Effective Time (as defined in the Merger Agreement), net to the holder thereof in cash (the Preferred Offer Price), each without interest.

The consummation of the Offer will be conditioned on (i)  the number of shares of outstanding Common Stock and Preferred Stock being validly tendered and not withdrawn from the Offer, prior to the expiration of the Offer, (when considered together with all other shares of Common Stock and Preferred Stock, if any, otherwise beneficially owned by Parent and Acquisition Sub) representing a majority of the outstanding shares of company capital stock, voting together as a single-class on an as-if converted to Common Stock basis, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States (HSR Act), (iii) obtaining clearance of the Offer and Merger (as defined below) from the Committee on Foreign Investment in the United States (CFIUS), (iii) receipt by the company of consents to the Offer and Merger from specified company customers and (iv) other customary conditions. The Offer is not subject to a financing condition. The parties have not yet received the clearance of the Committee on Foreign Investment in the United States (CFIUS), which is a condition to the offer. All other approvals and clearances from regulatory authorities and third parties that are conditions to the Offer have been obtained. The company expects to close the Merger in the second half of 2018.

Following the consummation of the Offer, subject to customary conditions, the Merger Agreement provides that Acquisition Sub will be merged with and into the company and the company will become a wholly owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals. In the Merger, each outstanding share of Common Stock and Preferred Stock (other than shares owned by Parent, Acquisition Sub or the company, or any of their respective wholly owned subsidiaries, shares held by the company in the company’s treasury or shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Common Offer Price or Preferred Offer Price, as applicable.

In connection with the Merger, all outstanding vested and unvested options to purchase Common Stock under the company’s 1999 Stock Incentive Plan, as amended (each such option, a Company Option) will be cancelled and converted into the right to receive, in exchange for the cancellation of each such Company Option, an amount in cash, without interest and less applicable tax withholdings, equal to (i) the Common Offer Price, less the per share exercise price of such Company Option, multiplied by (ii) the total number of shares of the Company’s Common Stock issuable upon exercise in full of such Company Option (the Company Option Consideration). If the per share exercise price of any Company Option is equal to or greater than the Common Offer Price, such Company Option will be cancelled without cash payment.

In connection with the Merger, (i) each vested company restricted stock award outstanding, and each unvested company restricted stock award outstanding under the Company Stock Plan (each, a Restricted Stock Award and collectively, the Restricted Stock Awards) held by a holder holding less, in the aggregate, than 2,000 shares of Common Stock subject to such Restricted Stock Awards, will be cancelled and converted into a right to receive an amount in cash, without interest, equal to (x) the amount of the Common Offer Price multiplied by (y) the total number of shares of Common Stock subject to such award and (ii) with respect to each unvested Restricted Stock Award held by a holder holding, in the aggregate, 2,000 or more shares of Common Stock subject to such unvested Restricted Stock Awards (x) 2,000 shares of Common Stock subject to such unvested Restricted Stock Awards shall be cancelled and converted into the right to receive cash in an amount per share equal to the Common Offer Price and (y) the remaining shares subject to such unvested Restricted Stock Awards shall be assumed by Parent and converted into shares of restricted Guarantor American Depositary Shares (as defined in the Merger Agreement) (collectively, the Restricted Stock Award Consideration).

The Merger Agreement contains customary representations, warranties and covenants of the parties. The company has agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, pursuant to the terms of the Merger Agreement, the Company agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for the company to respond to and support unsolicited proposals in the exercise of the fiduciary duties of the board of directors of the company. The company will be obligated to pay a termination fee of approximately $4.454 million to Parent in certain circumstances following a termination of the Merger Agreement.

Concurrently with the execution of the Merger Agreement, each of the members of the company’s board of directors and the executive officers of the company, as well as certain stockholders of the company affiliated with members of the board of directors, each in their respective capacities as stockholders of the company, entered into a Tender and Support Agreement with Parent and Acquisition Sub (the Support Agreement), pursuant to which the signatories have agreed, among other things, to tender their respective shares of Common Stock (including those owned through the exercise or settlement of Company Options or Company Restricted Stock Awards) and Preferred Stock into the Offer and, during the period from the date of such Support Agreement through the earlier of (i) the date upon which the Merger Agreement is validly terminated and (ii) the effective time of the Merger, to not vote any of their securities in favor of any alternative acquisition proposals.

The foregoing descriptions of the Merger Agreement and Support Agreement are each qualified in their entirety by reference to the full text of the Merger Agreement and Support Agreement, incorporated by reference as Exhibit 2.1 to the company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018.

On April 25, 2018, the company entered into a second amendment to its loan agreement with CIBC. The amendment excludes certain expenses incurred in connection with the Merger from the calculation of adjusted EBITDA, and changes the adjusted EBITDA target for the second quarter of 2018. The amendment also requires the company to have liquidity as of the last day of each calendar month of at least $2.0 million. The foregoing description of the second amendment is qualified in its entirety by reference to the full text of the second amendment incorporated by reference as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018.

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

On April 25, 2018, we entered into the Merger Agreement with Parent, Acquisition Sub and, solely for purposes of Section 8.16 thereof, Guarantor. Pursuant to the terms of the Merger Agreement, Acquisition Sub will commence the Offer to acquire all of the shares Common Stock and Preferred Stock for the Common Offer Price and Preferred Offer Price, as applicable, each without interest. The consummation of the Offer will be conditioned on (i)  the number of shares of outstanding Common Stock and Preferred Stock being validly tendered and not withdrawn from the Offer, prior to the expiration of the Offer (when considered together with all other shares of Common Stock and Preferred Stock, if any, otherwise beneficially owned by Parent and Acquisition Sub) representing a majority of the outstanding shares of company capital stock, voting together as a single-class on an as-if converted to common stock basis, (ii) expiration or termination of the applicable waiting period under the HSR Act, (iii) obtaining clearance of the Offer and Merger from CFIUS, (iii) receipt by the company of consents to the Offer and Merger from specified company customers and (iv) other customary conditions. The Offer is not subject to a financing condition. The parties have not yet received the clearance of the Committee on Foreign Investment in the United States (CFIUS), which is a condition to the offer. All other approvals and clearances from regulatory authorities and third parties that are conditions to the Offer have been obtained.

Following the consummation of the Offer, subject to customary conditions, the Merger will also be consummated. In the Merger, each outstanding share of Common Stock and Preferred Stock (other than shares owned by Parent, Acquisition Sub or the company, or any of their respective wholly owned subsidiaries, shares held by us in our treasury or shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Common Offer Price or Preferred Offer Price, as applicable, without interest, less any applicable withholding taxes.

In connection with the Merger, all outstanding Company Options will be cancelled and converted into the right to receive, in exchange for the cancellation of each such Company Option, the Company Option Consideration. If the per share exercise price of any Company Option is equal to or greater than the Common Offer Price, such Company Option will be cancelled without cash payment. In connection with the Merger, (i) each vested Restricted Stock Award, and each unvested Restricted Stock Award held by a holder holding less, in the aggregate, than 2,000 shares of Common Stock subject to such Restricted Stock Awards, will be cancelled and converted into a right to receive an amount in cash, without interest, equal to (x) the amount of the Common Offer Price multiplied by (y) the total number of shares of Common Stock subject to such award and (ii) with respect to each unvested Restricted Stock Award held by a holder holding, in the aggregate, 2,000 or more shares of Common Stock subject to such unvested Restricted Stock Awards (x) 2,000 shares of Common Stock subject to such unvested Restricted Stock Awards shall be cancelled and converted into the right to receive cash in an amount per share equal to the Common Offer Price and (y) the remaining shares subject to such unvested Restricted Stock Awards shall be assumed by Parent and converted into the Restricted Stock Award Consideration.

The Merger Agreement contains customary representations, warranties and covenants of the parties. We have agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, pursuant to the terms of the Merger Agreement, we agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for the company to respond to and support unsolicited proposals in the exercise of the fiduciary duties of our board of directors. We will be obligated to pay a termination fee of $4.454 million to Parent in certain circumstances following a termination of the Merger Agreement.

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

For more information related to the Merger Agreement, please refer to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, incorporated by reference as Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018.

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

Performance Highlights

The following table presents our key metrics for the periods presented:

	Quarter Ended
(Dollars in millions)	March 31, 2018	June 30, 2018
ACV bookings	$1.7	$3.3
Rolling four quarters ACV bookings	$12.2	$13.0
Backlog	$3.5	$5.7
Gross margin	71%	70%

	Quarter Ended
(Dollars in millions)	March 31, 2017	June 30, 2017
ACV bookings	$3.5	$2.5
Rolling four quarters ACV bookings	$19.0	$17.1
Backlog	$14.5	$23.1
Gross margin	69%	69%

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

Results of Operations

	Quarter Ended			Six Months Ended
(Dollars in millions)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Total revenue	$11.7	$10.6	11%	$25.4	$21.5	18%
Total cost of revenue, exclusive of depreciation and amortization	3.6	3.3	8%	7.5	6.8	11%
Other operating expenses	12.2	11.5	7%	24.0	23.0	4%
Operating loss	4.1	4.2	(3)%	6.1	8.3	(27)%
Non-operating expenses	0.5	2.6	(82)%	0.6	3.5	(82)%
Net loss	4.5	6.8	(33)%	6.7	11.8	(43)%

Revenue

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Subscription revenue	$11.0	$10.0	$24.0	$20.3
Other revenue	0.7	0.6	1.4	1.2
Total	$11.7	$10.6	$25.4	$21.5

Total revenue increased by $1.1 million in the second quarter of 2018 and by $3.9 million in the first six months of 2018 compared with the same periods in 2017. Subscription revenue in the second quarter of 2018 increased by $1.0 million and by $3.7 million in the first six months of 2018 compared with the same periods in 2017. The table below details the increase in subscription revenue.

Subscription Contracts

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	% of Revenue	June 30, 2018	% of Revenue
Due to growth from existing clients	$0.8	9%	$2.9	14%
Due to new client acquisitions	0.6	6%	1.4	7%
Due to termination of contracts	(0.4)	(4)%	(0.6)	(3)%
Total	$1.0	11%	$3.7	18%

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

Highest Revenue Generating Clients:

	Quarter Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(% of total revenue)		(% of total revenue)
Top 5 Clients	62%	74%	62%	75%
Top 10 Clients	82%	89%	84%	90%

Clients Accounting for 10% or More of Total Revenue:

	Quarter Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(% of total revenue)		(% of total revenue)
CVS Caremark Corporation	23%	16%	20%	16%
TriWest Healthcare Alliance Corp	12%	15%	12%	15%
United HealthCare Services, Inc.	10%	29%	15%	31%

Total Cost of Revenue, Exclusive of Depreciation and Amortization

	Quarter Ended				Period to Period		Six Months Ended				Period to Period
	June 30, 2018		June 30, 2017		Change		June 30, 2018		June 30, 2017		Change
(Dollars in millions)	Amount	% of Revenue	Amount	% of Revenue	Amount %		Amount	% of Revenue	Amount	% of Revenue	Amount %
Cost of revenue	$3.6	30%	$3.3	31%	$0.3	8%	$7.5	29%	$6.8	31%	$0.7	11%

Total cost of revenue increased in the second quarter of 2018 when compared to the same period in 2017. The $0.3 million increase is attributable to an increase in compensation costs, which was partially offset by less deployment activity in the second quarter. Total cost of revenue increased in the first six months of 2018 when compared to the same period in 2017. The $0.7 million increase is attributable to an increase in compensation costs, which was partially offset by less deployment activity in the first six months of 2018.

The decrease in cost of revenue as a percentage of revenue can primarily be attributed to a changing product mix weighted more towards our personality-based routing (PBR) contracts. PBR contracts have lower deployment costs, shorter implementation times, and require less ongoing support than our traditional behavioral analytics product. This allows us to more efficiently deploy the product and begin generating revenue.  There were six PBR contracts that went live from the end of the second quarter of 2017 to the end of the second quarter of 2018. PBR revenue for the second quarter of 2018 and 2017 approximated $3.4 million and $1.6 million, respectively, and for the first six months of 2018 and 2017 approximated $6.7 million and $3.0 million, respectively.

Cost of revenue as a percentage of revenue fluctuates due to (1) changes in product mix towards more traditional products and (2) the level of deployments in process, which affects the amount of deployment costs deferred.

Other Operating Expenses

Other operating expenses include product development, sales and marketing, general and administrative, and depreciation and amortization.

Other operating expenses increased in the second quarter and in the first six months of 2018 when compared with the same periods in 2017. The table below highlights the impact of our key events in such periods.

	Quarter Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in millions)	Amount of change	% of total expense	Amount of change	% of total expense
Professional services expenses	$1.2	10%	$1.3	6%
Third-party marketing services	—	—%	0.1	1%
Technology depreciation costs	(0.4)	(3)%	(0.5)	(2)%
Reduction in travel expenses	(0.1)	(1)%	(0.2)	(1)%

Professional fees increased by $1.2 million in the second quarter of 2018 and by $1.3 million in the first six months of 2018 compared with the same periods in 2017. The increase is primarily due to legal and professional fee expenses associated with the proposed Merger.  We expect to incur additional professional fee expenses until the proposed Merger is either completed or abandoned.

Depreciation expense decreased by $0.4 million in the second quarter of 2018 and by $0.5 million in the first six months of 2018 compared with the same periods in 2017. The decrease is attributed to a reduction in the amount of computer equipment deployed in delivering our services.

Non-Operating Expenses

Non-operating expenses consist primarily of interest and other borrowing costs, loss on the early extinguishment of debt, changes in the fair value of the warrant liability and other non-operating income. Non-operating expenses decreased by $2.1 million in the second quarter of 2018 and by $2.8 million in the first six months of 2018 compared with the same periods in 2017.

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted average borrowings outstanding	$8.6	$22.4	$8.9	$22.5
Average cost of borrowing (annualized) (1)	7.50%	14.76%	6.83%	14.86%
(1)

Average cost of borrowings includes interest, discount accretion and debt issuance costs. Commitment fees on line of credit agreements, one-time termination fees, and capital lease interest is not included in the average cost of borrowings.

Interest and other borrowing costs decreased in the second quarter and first six months of 2018 by $0.7 million and $1.4 million, respectively, compared with the same periods in 2017. In the second quarter of 2017, non-operating expenses included $1.8 million for the loss on the early extinguishment of our prior debt facility with Hercules. The overall decrease is a result of lower debt and more favorable financing terms on the revolving debt agreement with CIBC Bank USA (CIBC).

Income Tax (Provision) Benefit

Net deferred tax assets consist primarily of U.S. and non-U.S. net operating losses. Due to uncertainty in predicting when we will achieve the profitability required to utilize our operating losses, we have recognized a valuation allowance for the full amount of our net deferred tax assets. As of June 30, 2018 and 2017, total net deferred tax assets of approximately $59.5 million and $87.9 million, respectively, were fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal cash requirements are to fund working capital needs, investments in Behavioral Analytics technology and infrastructure, and other revenue-generating and growth investments. Cash and cash equivalents were $2.8 million and $9.0 million at June 30, 2018 and December 31, 2017, respectively.

Net cash used in operating activities decreased by $8.0 million in the first six months of 2018 when compared with the same period in 2017. The decrease was primarily due to: (i) a $5.1 million decrease in net loss, which was largely attributable to growth in customer base and (ii) an increase in unearned revenue of $3.3 million due to customers’ annual prepayments for services. Net cash used in investing activities decreased by $1.9 million in 2018 when compared with 2017 due to fewer fixed asset purchases. Net cash used in financing activities increased by $12.6 million in 2018 when compared with 2017, primarily as a result of $14.8 million, net of fees received from the sale of 5,328,187 shares of common stock pursuant to a private placement of common stock in the first six months of 2017.

Historically, we have not paid cash dividends on our common stock, and we do not expect to do so in the future. Our 7% Series B convertible preferred stock (Series B stock) accrues dividends at a rate of 7% per year, payable semi-annually in January and July if declared by our board of directors. If not declared, unpaid dividends are cumulative and accrue at the rate of 7% per year. The board of directors has not declared a dividend payment on the Series B stock, which has been accrued, from July 1, 2012 through June 30, 2018 (the aggregate amount of these dividends was approximately $3.5 million). Payment of future dividends on the Series B stock will be determined by the board of directors based on our business outlook and macroeconomic conditions and may not exceed $0.2 million in the aggregate in any calendar year, as per our loan agreement with CIBC. The amount of each dividend accrual will be decreased by any conversions of the Series B stock into common stock, as such conversions require us to pay accrued but unpaid dividends at the time of conversion. Conversions of Series B stock are at the option of the holder.

Liquidity

As of June 30, 2018, our near-term capital resources consisted of our current cash balance, together with anticipated future cash flows, financing from capital leases, and borrowing capacity (see Credit Facility below). We anticipate that should the Merger not be consummated our current cash resources, together with operating revenue, capital lease financing, and borrowing capacity, would not be sufficient to satisfy our short-term working capital and capital expenditure needs for the next twelve months. In that event, we anticipate seeking modifications to our existing debt agreements and additional external capital resources.  Based on our past experience, we believe we could successfully accomplish those goals.  Management will continue to assess opportunities to maximize cash resources by actively managing our cost structure and closely monitoring the collection of our accounts receivable. If, however, our operating activities, capital expenditure requirements, or net cash needs differ materially from current expectations due to uncertainties surrounding the current capital market, credit and general economic conditions, competition, or the termination of a large client contract, then there is no assurance that we would have access to additional external capital resources on acceptable terms.

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

On March 29, 2018, we amended the loan agreement with CIBC. The amendment adjusts our quarterly EBITDA targets and increases the applicable margin for loans bearing interest at LIBOR from 4.50% to 5.50% and for loans bearing interest at the base rate from 1.75% to 2.75%. The amendment increases our minimum total revenue thresholds for the first and second quarters of 2018 by an average of approximately 3% each quarter and reduces the applicable total revenue thresholds for each of the third and fourth quarters of 2018 by an average of approximately 6% each quarter. The amendment also provides CIBC with the ability to impose discretionary reserves against the borrowing base. CIBC subsequently imposed a reserve of $5.0 million, effectively reducing total availability to $15 million. CIBC has the ability to increase the reserves against the revolving loan availability at their discretion. We classified a portion of the CIBC debt as long term and we do not expect CIBC to demand repayment within the next 12 months. We paid CIBC a non-refundable amendment fee of $0.1 million. If the NICE transaction does not occur or is delayed, we would need to raise capital and negotiate modifications to our loan agreement and there is no assurance that we would have access to additional external capital resources on acceptable terms.

On April 25, 2018, the company entered into a second amendment to the loan agreement with CIBC. The amendment excludes certain expenses incurred in connection with the merger from the calculation of adjusted EBITDA, and changed the adjusted EBITDA target for the second quarter of 2018. The amendment also requires the company to have liquidity as of the last day of each calendar month of at least $2.0 million. We paid CIBC a non-refundable amendment fee of $0.1 million.

Capital Lease Obligations

We are a party to capital lease agreements with leasing companies to fund our ongoing equipment requirements. Capital lease obligations were $2.1 million as of June 30, 2018 and $3.2 million as of December 31, 2017. We expect to incur new capital lease obligations of approximately $0.2 million for 2018 as a result of entering into new contracts with customers.

Accounts Receivable Customer Concentration

As of June 30, 2018, four clients, CVS Caremark Corporation, TriWest Healthcare Alliance, Macy’s and United HealthCare Services, Inc., accounted for 24%, 21%, 14% and 11% of total gross accounts receivable, respectively. Of these amounts, we have collected 71% from CVS Caremark Corporation, 100% from TriWest Healthcare Alliance, 35% from Macy’s and 44% from United HealthCare Services, Inc., through August 7, 2018. Of the total June 30, 2018 gross accounts receivable, we have collected 60% as of August 7, 2018. Because we have a high percentage of our revenue dependent on a relatively small number of clients, delayed payments by a few of our larger clients could result in a reduction of our available cash.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Between May 16 and May 21, 2018, three stockholders filed putative class action complaints challenging the Offer and Merger.  Two complaints were filed in the U.S. District Court for the District of Delaware (captioned Michael E. Shade v. Mattersight Corporation, et al., No. 1:18-cv-00741-UNA, and Richard Scarantino v. Mattersight Corporation, et al., No. 1:18-cv-00770-UNA) and one complaint was filed in the Court of Chancery of the State of Delaware (captioned Rashid Ali v. Mattersight Corporation, et al., No. 2018-0362).  All three complaints name the company and our directors as defendants.  The Scarantino complaint also names Parent and Acquisition Sub as defendants (collectively Defendants).  The complaints allege that Defendants violated sections 14 and 20 of the Exchange Act in connection with our Schedule 14D-9 filed with the SEC on May 10, 2018 (the Schedule 14D-9).  The complaints assert that the Schedule 14D-9 was false and misleading because it failed to disclose certain aspects of our financial projections, the valuation analyses performed by our financial advisor, Union Square, the background of the transaction and our insiders’ potential conflicts of interest.  On June 12, 2018, we filed an amendment to the Schedule 14D-9 containing certain supplemental disclosures intended to moot the plaintiffs' claims. That same day, the plaintiff in the Shade action withdrew his pending motion for preliminary injunction.  On June 29, 2018, the plaintiff in the Scarantino action voluntarily dismissed the case.  On July 18, 2018, the plaintiff in the Ali action voluntarily dismissed the case.

Item 1A. Risk Factors

There are a number of risks and uncertainties that could adversely affect our business and our overall financial performance. In addition to the matters discussed elsewhere in this Quarterly Report on Form 10-Q, we believe the more significant of such risks and uncertainties include the following (for a description of the risk factors, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017):

•	We have not realized an operating profit in 18 years and there is no guarantee that we will realize an operating profit in the foreseeable future.
•	Our financial results are subject to significant fluctuations because of many factors, any of which could adversely affect our stock price.
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

Other than as set forth below, there have been no material changes in these risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to Our Proposed Merger

Our proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in the second half of 2018, subject to the satisfaction or waiver of these conditions. While the HSR Act condition has been satisfied to date, we cannot guarantee when or if any other conditions of the Offer and Merger will be satisfied or waived. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

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

•	A failed Merger may result in negative publicity and/or give a negative impression of us among our customers or in the investment community or business community generally;
•	If the Merger Agreement is terminated under certain circumstances, we may be required to pay Parent a termination fee of $4.454 million; and
•

If the transactions contemplated under the Merger Agreement do not occur or are delayed, we would need to raise capital and negotiate modifications to our loan agreement with CIBC, and there is no assurance that we would have access to additional external capital resources on acceptable terms or at all.  This could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

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

Lawsuits previously have been, and additional lawsuits in the future may be, filed against us and the members of our board of directors arising out of our acquisition by Parent, which may delay or prevent the proposed transaction.

As described in more detail above under the heading “Legal Proceedings,” between May 16 and May 21, 2018, three stockholders filed putative class action complaints in the federal and state courts located in Delaware challenging the transactions contemplated under the Merger Agreement. While each of these actions was subsequently withdrawn or voluntarily dismissed, we cannot guarantee that similar actions will not be filed against us, our board of directors, Parent and others in connection with the transactions contemplated by the Merger Agreement in the future. The outcome of litigation is uncertain and we may not be successful in defending against any such future claims. Lawsuits, that may be filed against us could delay or prevent our acquisition by Parent, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect us financially.

Other Risks Factors

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of common stock in the second quarter of 2018. All of these purchases reflect shares withheld to satisfy tax withholding obligations related to vesting of restricted stock. We have not adopted a common stock repurchase plan or program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 1, 2018 – April 30, 2018	—	$—
May 1, 2018 – May 31, 2018	22,866	$2.70
June 1, 2018 – June 30, 2018	788	$2.68
Total	23,654	$2.70

(1)	The shares reflected in this column were purchased in order to satisfy tax withholding obligations related to the vesting of restricted stock awards issued pursuant to our 1999 Stock Incentive Plan.

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

4.1	Reference is made to Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, and 3.2.1 hereof.

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

10.2+

Amendment to Employment Agreement, dated as of April 25, 2018, by and among David Gustafson, Mattersight Corporation, and NICE Systems, Inc. (incorporated by reference to Exhibit 10.4 to Mattersight Corporation’s Current Report on Form 8-K (File No. 000-27975) as filed with the Securities and Exchange Commission on April 26, 2018).

**10.3	Amendment to Amended and Restated Employment Agreement, dated as of April 25, 2018, by and between Christopher J. Danson, Mattersight Corporation, and NICE Systems, Inc.

**31.1	Certification of Kelly D. Conway under Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of David B. Mullen under Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Kelly D. Conway and David B. Mullen under Section 906 of the Sarbanes-Oxley Act of 2002.

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

**101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the quarter ended and six months ended June 30, 2018 and June 30, 2017, (iii) Consolidated Statements of Comprehensive Loss for the quarter ended and six months ended June 30, 2018 and June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (v) Notes to the Unaudited Consolidated Financial Statements.

**	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2018.

MATTERSIGHT CORPORATION

By	/s/ DAVID B. MULLEN
David B. Mullen
Senior Vice President and Chief Financial Officer
(Duly authorized signatory and
Principal Financial Officer)

By	/s/ ROSE CAMMARATA
Rose Cammarata
Vice President and Controller
(Duly authorized signatory and
Principal Accounting Officer)